Form 10-Q
period 2012-03-31
FLOWSERVE CORP
filed 2012-04-30
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 24, 2012, there were 54,660,121 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2012 and 2011 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2012 and December 31, 2011 (unaudited)	2
Condensed Consolidated Statements of Cash Flows – Three months Ended March 31, 2012 and 2011 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4. Controls and Procedures.	22

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	23
Item 1A. Risk Factors.	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 6. Exhibits.	24
SIGNATURES	24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Sales	$1,074,980	$997,207
Cost of sales	(715,797)	(649,512)
Gross profit	359,183	347,695
Selling, general and administrative expense	(221,889)	(222,639)
Net earnings from affiliates	5,229	5,197
Operating income	142,523	130,253
Interest expense	(8,809)	(8,605)
Interest income	282	489
Other (expense) income, net	(4,939)	8,488
Earnings before income taxes	129,057	130,625
Provision for income taxes	(35,515)	(33,629)
Net earnings, including noncontrolling interests	93,542	96,996
Less: Net earnings attributable to noncontrolling interests	(417)	(14)
Net earnings attributable to Flowserve Corporation	$93,125	$96,982
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.71	$1.74
Diluted	1.69	1.72
Cash dividends declared per share	$0.36	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended March 31,
	2012	2011
Net earnings, including noncontrolling interests	$93,542	$96,996
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $(21,264) and $(27,683), respectively	35,140	48,789
Pension and other postretirement effects, net of taxes of $(384) and $(96), respectively	45	(395)
Cash flow hedging activity, net of taxes of $237 and $(141), respectively	(392)	248
Other comprehensive income	34,793	48,642
Comprehensive income, including noncontrolling interests	128,335	145,638
Comprehensive income attributable to noncontrolling interests	(452)	(436)
Comprehensive income attributable to Flowserve Corporation	$127,883	$145,202

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$172,694	$337,356
Accounts receivable, net of allowance for doubtful accounts of $20,134 and $20,351, respectively	1,049,125	1,060,249
Inventories, net	1,141,341	1,008,379
Deferred taxes	125,394	121,905
Prepaid expenses and other	117,669	100,465
Total current assets	2,606,223	2,628,354
Property, plant and equipment, net of accumulated depreciation of $750,344 and $719,992, respectively	602,854	598,746
Goodwill	1,057,372	1,045,077
Deferred taxes	14,550	17,843
Other intangible assets, net	161,343	163,482
Other assets, net	176,068	169,112
Total assets	$4,618,410	$4,622,614

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$501,496	$597,342
Accrued liabilities	807,828	808,601
Debt due within one year	60,773	53,623
Deferred taxes	9,723	10,755
Total current liabilities	1,379,820	1,470,321
Long-term debt due after one year	438,648	451,593
Retirement obligations and other liabilities	433,290	422,470
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized – 120,000
Shares issued – 58,931 and 58,931, respectively
Capital in excess of par value	591,958	621,083
Retained earnings	2,278,806	2,205,524
	2,944,428	2,900,271
Treasury shares, at cost – 4,774 and 5,025 shares, respectively	(414,722)	(424,052)
Deferred compensation obligation	9,303	9,691
Accumulated other comprehensive loss	(181,339)	(216,097)
Total Flowserve Corporation shareholders’ equity	2,357,670	2,269,813
Noncontrolling interest	8,982	8,417
Total equity	2,366,652	2,278,230
Total liabilities and equity	$4,618,410	$4,622,614

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Three Months Ended March 31,
	2012	2011
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$93,542	$96,996
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	22,570	21,807
Amortization of intangible and other assets	4,460	3,320
Amortization of deferred loan costs	698	723
Net gain on disposition of assets	(10,410)	(493)
Excess tax benefits from stock-based compensation arrangements	(10,889)	(4,987)
Stock-based compensation	7,796	8,610
Net earnings from affiliates, net of dividends received	(3,049)	(839)
Change in assets and liabilities:
Accounts receivable, net	37,692	(43,753)
Inventories, net	(112,513)	(106,686)
Prepaid expenses and other	(15,412)	(38,087)
Other assets, net	(1,698)	(2,822)
Accounts payable	(108,602)	(125,280)
Accrued liabilities and income taxes payable	(15,594)	(48,490)
Retirement obligations and other liabilities	4,299	8,394
Net deferred taxes	(781)	3,400
Net cash flows used by operating activities	(107,891)	(228,187)
Cash flows – Investing activities:
Capital expenditures	(28,686)	(23,501)
Proceeds from disposal of assets	7,788	2,773
Payments for acquisitions, net of cash acquired	(3,996)	—
Affiliate investing activity	(1,620)	—
Net cash flows used by investing activities	(26,514)	(20,728)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	10,889	4,987
Payments on long-term debt	(6,250)	(6,250)
Borrowings under other financing arrangements	440	3,460
Repurchase of common shares	(22,050)	(13,819)
Payments of dividends	(17,410)	(16,132)
Proceeds from stock option activity	27	223
Purchase of shares from noncontrolling interests	(212)	—
Net cash flows used by financing activities	(34,566)	(27,531)
Effect of exchange rate changes on cash	4,309	7,725
Net change in cash and cash equivalents	(164,662)	(268,721)
Cash and cash equivalents at beginning of period	337,356	557,579
Cash and cash equivalents at end of period	$172,694	$288,858

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2012, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report").
European Sovereign Debt Crisis – At March 31, 2012, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 of our 2011 Annual Report. Other than broad, macro-level economic impacts, we did not experience any direct or measurable disruptions during the three months ended March 31, 2012 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy.
Events in North Africa and Middle East – As previously disclosed in our 2011 Annual Report, during 2011 political and economic conditions in North Africa caused us to experience shipment delays to this region. For the three months ended March 31, 2012 there was no impact to operating income due to delayed shipments to this region. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2012, are detailed in Note 1 to our consolidated financial statements included in our 2011 Annual Report.
Accounting Developments
Pronouncements Implemented
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which clarifies the requirements in accounting principles generally accepted in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRSs"). The amendments do not result in a major change in the application of the requirements in Topic 820 but clarify the application of existing fair value measurement requirements and change particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. Our adoption of ASU No. 2011-04, effective January 1, 2012, had no impact on our consolidated financial condition and results of operations.
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Accounting Standards Codification ("ASC") 220): Presentation of Comprehensive Income," which specifies that an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," to defer the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. Our adoption of ASU Nos. 2011-05 and 2011-12, effective January 1, 2012, had no impact on our consolidated financial condition and results of operations.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (ASC 350): Testing Goodwill for Impairment," which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Our adoption of ASU No. 2011-08, effective January 1, 2012, had no impact on our consolidated financial condition and results of operations.
 Pronouncements Not Yet Implemented
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," which requires enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45, "Balance Sheet - Offsetting," or ASC 815-10-45, "Derivatives and Hedging - Overall," or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2012. The disclosure requirements shall be applied retrospectively for all periods presented. The adoption of ASU No. 2011-11 will not have an impact on our consolidated financial condition and results of operations.

2.	Acquisition
Lawrence Pumps, Inc.
As discussed in Note 2 to our consolidated financial statements included in our 2011 Annual Report, effective October 28, 2011, we acquired for inclusion in Engineered Product Division ("EPD"), 100% of Lawrence Pumps, Inc ("LPI"), a privately-owned, U.S.-based pump manufacturer, in a share purchase for cash of $89.6 million, subject to final adjustments. LPI specializes in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. No pro forma financial information has been presented due to immateriality.

3.	Stock-Based Compensation Plans
We established the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan") effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,162,523 remain available for issuance as of March 31, 2012. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the "2004 Plan"), which was established on April 21, 2004. The 2004 Plan authorized the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 275,945 remain available for issuance as of March 31, 2012. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $49.9 million and $27.0 million at March 31, 2012 and December 31, 2011, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2012 and 2011 was $35.0 million and $33.6 million, respectively. We recorded stock-based compensation expense of $5.1 million ($7.8 million pre-tax) and $5.8 million ($8.6 million pre-tax) for the three months ended March 31, 2012 and 2011, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31,
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2012	1,052,199	$84.62
Granted	277,845	114.57
Vested	(564,211)	61.99
Cancelled	(10,906)	109.34
Outstanding - March 31, 2012	754,927	$112.20

Unvested Restricted Shares outstanding as of March 31, 2012, includes 330,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2010 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 655,000 shares based on performance targets. As of March 31, 2012, we estimate vesting of approximately 458,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2011 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At March 31, 2012 and December 31, 2011, we had $526.0 million and $481.2 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At March 31, 2012, the length of forward exchange contracts currently in place ranged from four days to 18 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At March 31, 2012 and December 31, 2011, we had $325.0 million and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2012, the maximum remaining length of any interest rate swap contract in place was approximately 36 months.
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
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Current derivative assets	$1,682	$2,330
Noncurrent derivative assets	94	10
Current derivative liabilities	7,547	11,196
Noncurrent derivative liabilities	149	516
The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Current derivative assets	$—	$33
Noncurrent derivative assets	82	71
Current derivative liabilities	1,298	761
Noncurrent derivative liabilities	614	547
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
(Loss) gain recognized in income	$(1,118)	$5,575

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(167)	$(412)
Loss recognized in other comprehensive income, net of tax	(559)	(164)
Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other (expense) income, net, and interest expense, respectively. At March 31, 2012, we expect to recognize losses of $0.9 million, net of deferred taxes, into earnings in the next twelve months related to interest rate swap agreements based on their fair values at March 31, 2012.

5.	Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2012	2011
Term Loan, interest rate of 2.47% and 2.58% at March 31, 2012 and December 31, 2011, respectively	$468,750	$475,000
Capital lease obligations and other borrowings	30,671	30,216
Debt and capital lease obligations	499,421	505,216
Less amounts due within one year	60,773	53,623
Total debt due after one year	$438,648	$451,593

Credit Facilities
As described more fully in Note 11 to our consolidated financial statements included in our 2011 Annual Report, on December 14, 2010 we entered into a credit agreement ("Credit Agreement") with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the "Lenders"). The Credit Agreement provides for a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as the "Credit Facilities"). The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million. We had outstanding letters of credit of $153.6 million and $147.4 million at March 31, 2012 and December 31, 2011, respectively, which reduced our borrowing capacity to $346.4 million and $352.6 million, respectively.
We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three months ended March 31, 2012, we made scheduled repayments under our Credit Facilities of $6.3 million. We have scheduled repayments of $6.3 million due in each of the next three quarters and $12.5 million due in the first quarter of 2013. Our Credit Facilities bear a floating rate of interest and we have entered into $325.0 million of notional amount of interest rate swaps at March 31, 2012 to hedge exposure to floating interest rates.
 European Letter of Credit Facilities – On October 30, 2009, we entered into a 364-day unsecured European Letter of Credit Facility ("New European LOC Facility") with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2011 consistent with its initial terms for an additional 364-day period. We had outstanding letters of credit drawn on the New European LOC Facility of €74.8 million ($99.8 million) and €81.0 million ($105.0 million) as of March 31, 2012 and December 31, 2011, respectively.
Our ability to issue additional letters of credit under our previous European Letter of Credit Facility ("Old European LOC Facility"), which had a commitment of €110.0 million, expired November 9, 2009. We had outstanding letters of credit written against the Old European LOC Facility of €7.8 million ($10.5 million) and €12.2 million ($15.8 million) as of March 31, 2012 and December 31, 2011, respectively.
Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €119.7 million ($159.7 million) as of March 31, 2012, of which €74.8 million ($99.8 million) has been utilized.

6.	Fair Value
Our financial instruments are presented at fair value or approximate fair value in our condensed consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Recurring fair value measurements are limited to investments in derivative instruments and some equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 4. The fair value measurements of our investments in equity securities are determined using quoted market prices. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations. The fair value of our debt was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included above in Note 5 and approximates fair value.

7.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Raw materials	$360,407	$329,120
Work in process	885,492	793,053
Finished goods	297,880	279,267
Less: Progress billings	(325,466)	(320,934)
Less: Excess and obsolete reserve	(76,972)	(72,127)
Inventories, net	$1,141,341	$1,008,379

8.	Equity Method Investments
As of March 31, 2012, we had investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is combined financial statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Revenues	$83,237	$79,231
Gross profit	25,563	27,716
Income before provision for income taxes	19,272	19,799
Provision for income taxes	(5,968)	(6,229)
Net income	$13,304	$13,570
The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.

9.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2012	2011
Net earnings of Flowserve Corporation	$93,125	$96,982
Dividends on restricted shares not expected to vest	4	4
Earnings attributable to common and participating shareholders	$93,129	$96,986
Weighted average shares:
Common stock	54,203	55,356
Participating securities	267	298
Denominator for basic earnings per common share	54,470	55,654
Effect of potentially dilutive securities	561	685
Denominator for diluted earnings per common share	55,031	56,339
Earnings per common share:
Basic	$1.71	$1.74
Diluted	1.69	1.72
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For the three months ended both March 31, 2012 and 2011, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

10.	Legal Matters and Contingencies
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment. Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers or other companies for our estimated recovery, to the extent we believe that the amounts of recovery are probable and not otherwise in dispute. While unfavorable rulings, judgments or settlement terms regarding these claims could have a material adverse impact on our business, financial condition, results of operations and cash flows, we currently believe the likelihood is remote. In one asbestos insurance related matter, we have a claim in litigation against relevant insurers substantially in excess of the recorded receivable. If our claim is resolved more favorably than reflected in this receivable, we would benefit from a one-time gain in the amount of such excess. We are currently unable to estimate the impact, if any, of unasserted asbestos-related claims, although future claims would also be subject to then existing indemnities and insurance coverage.
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
Other
We are currently involved as a potentially responsible party at seven former public waste disposal sites in various stages of evaluation or remediation. The projected cost of remediation at these sites, as well as our alleged "fair share" allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.
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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2012 and 2011 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2012	2011	2012	2011	2012	2011
Service cost	$5.2	$5.3	$1.1	$1.2	$—	$—
Interest cost	4.2	4.3	3.4	3.3	0.3	0.4
Expected return on plan assets	(5.4)	(5.5)	(2.1)	(2.0)	—	—
Amortization of prior service benefit	(0.3)	(0.3)	—	—	—	(0.4)
Amortization of unrecognized net loss (gain)	3.1	2.7	1.0	0.5	(0.5)	(0.4)
Net periodic cost (benefit) recognized	$6.8	$6.5	$3.4	$3.0	$(0.2)	$(0.4)
See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2011 Annual Report.

12.	Shareholders’ Equity
On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.32 per share to $0.36 per share payable quarterly beginning on April 13, 2012. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
We repurchased 185,000 shares of our outstanding common stock for $22.0 million and 112,500 shares for $13.8 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have a maximum of $278.0 million of shares that may yet be purchased under our current share repurchase program.
Note 15 to our consolidated financial statements included in our 2011 Annual Report includes a comprehensive discussion of payments of quarterly dividends on our common stock and our current share repurchase program.

13.	Income Taxes
For the three months ended March 31, 2012, we earned $129.1 million before taxes and provided for income taxes of $35.5 million, resulting in an effective tax rate of 27.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
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
As of March 31, 2012, the amount of unrecognized tax benefits increased by $1.3 million from December 31, 2011, due to the net impacts of currency translation adjustments, expiration of statutes and audit settlements. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2007 or non-U.S. income tax audits for years through 2004. We are currently under examination for various years in China, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $14.7 million and $28.4 million within the next 12 months.

14.	Segment Information
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
Our business segments, defined below, share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively.
We conduct our operations through these three business segments based on type of product and how we manage the business:

•	Engineered Product Division ("EPD") for long lead-time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
On January 11, 2012, a new unified operational leadership structure was announced resulting in the creation of a Chief Operating Officer ("COO") position. In this newly-created position, the COO has oversight of all three business segments and reports to our Chief Executive Officer ("CEO"). The creation of this position did not impact how we have defined the above three business segments or our assessment of our CEO as the chief operating decision maker. For decision-making purposes, our CEO and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment.
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

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

				Subtotal–	Eliminations
Three Months Ended March 31, 2012				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$519,842	$193,382	$361,756	$1,074,980	$—	$1,074,980
Intersegment sales	14,966	19,804	2,135	36,905	(36,905)	—
Segment operating income	92,177	17,351	55,693	165,221	(22,698)	142,523

				Subtotal–	Eliminations
Three Months Ended March 31, 2011				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$499,760	$160,912	$336,535	$997,207	$—	$997,207
Intersegment sales	24,011	15,413	1,062	40,486	(40,486)	—
Segment operating income	91,756	13,076	47,534	152,366	(22,113)	130,253

EPD's operating income for the three months ended March 31, 2012, included a $10.4 million gain from the sale of a manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2011 Annual Report.
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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers' investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by our network of 170 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services, and is generally a higher margin business and a key component of our profitable growth strategy.
Our operations are conducted through three business segments that are referenced throughout this MD&A:

•	EPD for long lead-time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	IPD for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
Our business segments share a focus on industrial flow control technology and have a high number of common customers.

These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. For example, our segment leadership all reports to our COO, and the segments share leadership for operational support functions such as research and development, marketing and supply chain.
The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque, Durco, Edward, Anchor/Darling and Durametallic, which we believe to be one of the most comprehensive in the industry. Our products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction ("EPC") firms, original equipment manufacturers, distributors and end users.
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
In the first quarter of 2012, we experienced improved bookings related to long cycle projects despite an environment of continued global macroeconomic uncertainty.  The oil and gas industry experienced stable conditions, while the chemical industry saw increased activity, driven by Asia Pacific and Middle Eastern countries accelerating investment to build their chemical processing capabilities and in North America, as producers invested to utilize natural gas as a low-cost feedstock.   In spite of the challenges on the European economic front, we experienced improved bookings in the region, primarily related to orders in the oil and gas industry. In the power industry, we continued experiencing a moderate level of investment during the quarter as the industry awaits further clarity on the environmental regulations to take effect in the U.S. and certain other countries.
We continue to experience favorable conditions in our aftermarket business, which has been driven by our customers' need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities through our integrated solutions offerings. Our pursuit of major capital projects globally and our investment in our ability to serve our customers in a local manner remain key components of our long-term growth strategy, as well as provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers' operations through our QRC network has provided us with the opportunity to grow our market share in the aftermarket portion of our business.
We believe that with our customer relationships, global presence and highly regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.
As previously disclosed in our 2011 Annual Report, during 2011 political and economic conditions in North Africa caused us to experience shipment delays to this region. For the three months ended March 31, 2012, there was no impact to operating income due to delayed shipments to the region. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
At March 31, 2012, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 of our 2011 Annual Report. Other than broad, macro-level economic impacts, we did not experience any direct or measurable disruptions during the three months ended March 31, 2012 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy.

RESULTS OF OPERATIONS — Three months ended March 31, 2012 and 2011
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we acquired LPI, a privately-owned, U.S.-based pump manufacturer, for inclusion in EPD, effective October 28, 2011. LPI's results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
Bookings	$1,245.0	$1,162.7
Sales	1,075.0	997.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2012 increased by $82.3 million, or 7.1%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $27 million. The increase was primarily driven by the chemical and oil and gas industries in EPD and IPD, partially offset by a decrease in the water management industry in IPD. The increase was primarily attributable to original equipment bookings in EPD and IPD, and to a lesser extent aftermarket bookings in EPD.
Sales for the three months ended March 31, 2012 increased by $77.8 million, or 7.8%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $23 million. The increase is primarily due to increased original equipment sales, and to a lesser extent aftermarket sales, in all divisions. Net sales to international customers, including export sales from the U.S., were approximately 70% of total sales for the three month periods ended both March 31, 2012 and 2011.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,856.7 million at March 31, 2012 increased by $166.6 million, or 6.2%, as compared with December 31, 2011. Currency effects provided an increase of approximately $35 million. Approximately 24% of the backlog at March 31, 2012 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2012	2011
Gross profit	$359.2	$347.7
Gross profit margin	33.4%	34.9%

Gross profit for the three months ended March 31, 2012 increased by $11.5 million, or 3.3%, as compared with the same period in 2011. Gross profit margin for the three months ended March 31, 2012 of 33.4% decreased from 34.9% for the same period in 2011. The decrease was primarily attributable to lower margins on shipments of certain large projects in EPD and a mix shift to lower margin original equipment sales in EPD and IPD. As a result of the sales mix shift, original equipment sales increased to approximately 59% of total sales, as compared with approximately 57% of total sales for the same period in 2011. Original equipment sales generally carry a lower margin compared to aftermarket sales.

Selling, General and Administrative Expense ("SG&A")

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2012	2011
SG&A	$221.9	$222.6
SG&A as a percentage of sales	20.6%	22.3%

SG&A for the three months ended March 31, 2012 decreased by $0.7 million, or 0.3%, as compared with the same period in 2011. Currency effects yielded a decrease of approximately $4 million. The decrease was primarily due to a gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012 and strict cost control activities, substantially offset by increased selling related expenses in FCD and EPD in support of increased bookings and sales as well as certain individually insignificant discrete charges. SG&A as a percentage of sales for the three months ended March 31, 2012 improved 170 basis points as compared with the same period in 2011.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
Net earnings from affiliates	$5.2	$5.2

Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended March 31, 2012 remained consistent compared with the the same period in 2011.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2012	2011
Operating income	$142.5	$130.3
Operating income as a percentage of sales	13.3%	13.1%

Operating income for the three months ended March 31, 2012 increased by $12.2 million, or 9.4%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $5 million. The increase is primarily a result of the $11.5 million increase in gross profit as discussed above. The slight improvement in operating income as a percentage of sales is primarily due to SG&A as a percentage of sales decreasing to 20.6% from 22.3% for the same period in 2011, mostly offset by the decrease in gross profit margin.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
Interest expense	$(8.8)	$(8.6)
Interest income	0.3	0.5

Interest expense for the three months ended March 31, 2012 increased by $0.2 million as compared with the same period in 2011. The small increase was primarily attributable to slightly higher interest rates on our outstanding debt as compared with the same period in 2011. Approximately 69% of our term loan was at fixed rates at March 31, 2012, including the effects of $325.0 million of notional interest rate swaps.
Interest income for the three months ended March 31, 2012 decreased by $0.2 million as compared with the same period in 2011. The small decrease was primarily attributable to lower average cash balances in the first quarter compared with the same period in 2011.

Other (Expense) Income, Net

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
Other (expense) income, net	$(4.9)	$8.5

Other (expense) income, net for the three months ended March 31, 2012 decreased $13.4 million to other expense, net of $4.9 million as compared with the same period in 2011, primarily due to a $6.7 million increase in losses (due to a $1.1 million loss in the current period as compared with a $5.6 million gain in the prior period) on foreign exchange contracts, as well as a $6.7 million increase in losses (due to a $3.6 million loss in the current period as compared with a $3.1 million gain in the prior period) arising from transactions in currencies other than our sites’ functional currencies. These losses reflect the lesser relative strengthening of the Euro versus the U.S. dollar during the three months ended March 31, 2012 as compared with the same period in 2011. In addition, the strengthening of the Mexican peso and the Singapore dollar versus the U.S. dollar during the three months ended March 31, 2012, resulted in increased transactional currency losses as compared with the same period in 2011.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2012	2011
Provision for income taxes	$35.5	$33.6
Effective tax rate	27.5%	25.7%

Our effective tax rate of 27.5% for the three months ended March 31, 2012 increased from 25.7% for the same period in 2011. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
Other Comprehensive Income

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
Other comprehensive income	$34.8	$48.6

Other comprehensive income for the three months ended March 31, 2012 decreased $13.8 million to income of $34.8 million as compared with the same period in 2011. The decrease was primarily due to the lesser relative strengthening of the Euro versus the U.S. dollar during the three months ended March 31, 2012, as compared with the same period in 2011.
Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 40 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, four in Asia and five in Latin America, and it has 120 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2012	2011
Bookings	$670.7	$602.7
Sales	534.8	523.8
Gross profit	183.4	188.2
Gross profit margin	34.3%	35.9%
Segment operating income	92.2	91.8
Segment operating income as a percentage of sales	17.2%	17.5%

Bookings for the three months ended March 31, 2012 increased by $68.0 million, or 11.3%, as compared with the same period in 2011. The increase included negative currency effects of approximately $16 million. The increase was primarily driven by the chemical, oil and gas and general industries and was attributed to increased customer bookings primarily in Asia Pacific. A majority of the increase was attributable to customer original equipment bookings followed by solid growth in aftermarket bookings. The increase included the impact of an order in the first quarter of 2011 in excess of $80 million to supply a variety of pumps for a refinery that did not recur. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.6 million.
Sales for the three months ended March 31, 2012 increased $11.0 million, or 2.1%, as compared with the same period in 2011. The increase included negative currency effects of approximately $13 million. The increase was more heavily weighted towards original equipment sales, primarily resulting from increased customer sales originating in EMA and North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $9.0 million.
Gross profit for the three months ended March 31, 2012 decreased by $4.8 million, or 2.6%, as compared with the same period in 2011. Gross profit margin for the three months ended March 31, 2012 of 34.3% decreased from 35.9% for the same period in 2011. The decrease was primarily attributed to the effect on revenue of certain large projects that have shipped from backlog at low margins and a sales mix shift to lower margin original equipment sales.
Operating income for the three months ended March 31, 2012 increased by $0.4 million, or 0.4%, as compared with the same period in 2011. The increase included negative currency effects of approximately $3 million. The small increase was due primarily to decreased SG&A of $4.9 million, which included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012, substantially offset by decreased gross profit of $4.8 million.
Backlog of $1,552.6 million at March 31, 2012 increased by $111.0 million, or 7.7%, as compared with December 31, 2011. Currency effects provided an increase of approximately $12 million. Backlog at March 31, 2012 and December 31, 2011 included $20.2 million and $19.9 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 12 manufacturing facilities, three of which are located in the U.S and six in Europe, and it operates 21 QRCs worldwide, including 11 sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2012	2011
Bookings	$232.0	$225.0
Sales	213.2	176.3
Gross profit	49.6	45.2
Gross profit margin	23.3%	25.6%
Segment operating income	17.4	13.1
Segment operating income as a percentage of sales	8.2%	7.4%

Bookings for the three months ended March 31, 2012 increased by $7.0 million, or 3.1%, as compared with the same period in 2011. This increase included negative currency effects of approximately $4 million. The increase was primarily driven by the oil and gas and chemical industries, partially offset by the water management and general industries. Increased customer bookings in the Americas were partially offset by decreased customer bookings in EMA and Australia. The increase was primarily driven by increased original equipment customer bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by less than $1 million.
Sales for the three months ended March 31, 2012 increased by $36.9 million, or 20.9%, as compared with the same period in 2011. The increase included negative currency effects of approximately $3 million. The increase in customer sales was more heavily weighted towards original equipment sales, primarily originating in the Americas as well as EMA and Australia. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $4.4 million.
Gross profit for the three months ended March 31, 2012 increased by $4.4 million, or 9.7%, as compared with the same period in 2011. Gross profit margin for the three months ended March 31, 2012 of 23.3% decreased from 25.6% for the same period in 2011. The decrease is primarily attributable to a mix shift to lower margin original equipment sales, partially offset by improved absorption of fixed manufacturing costs.
Operating income for the three months ended March 31, 2012 increased by $4.3 million, or 32.8%, as compared with the same period in 2011. The increase included negative currency effects of less than $1 million. The increase is due to the $4.4 million increase in gross profit discussed above, partially offset by a small increase in SG&A.
Backlog of $598.5 million at March 31, 2012 increased by $30.7 million, or 5.4%, as compared with December 31, 2011. Currency effects provided an increase of approximately $12 million. Backlog at March 31, 2012 and December 31, 2011 includes $58.6 million and $56.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 57 manufacturing facilities and QRCs in 23 countries around the world, with five of its 25 manufacturing operations located in the U.S. and 13 located in Europe. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2012	2011
Bookings	$380.1	$377.3
Sales	363.9	337.6
Gross profit	127.2	115.6
Gross profit margin	35.0%	34.2%
Segment operating income	55.7	47.5
Segment operating income as a percentage of sales	15.3%	14.1%

Bookings for the three months ended March 31, 2012 increased $2.8 million, or 0.7%, as compared with the same period in 2011. The increase included negative currency effects of approximately $7 million. The increase in bookings was primarily attributable to strength in the chemical industry in all regions except for EMA, partially offset by a decrease in general industries.
Sales for the three months ended March 31, 2012 increased $26.3 million, or 7.8%, as compared with the same period in 2011. The increase included negative currency effects of approximately $8 million. Customer sales increased in Asia Pacific, North America and Latin America, primarily driven by growth in the oil and gas industry, partially offset by a decrease in EMA. The increase was proportional between original equipment and aftermarket sales.
Gross profit for the three months ended March 31, 2012 increased by $11.6 million, or 10.0%, as compared with the same period in 2011. Gross profit margin for the three months ended March 31, 2012 of 35.0% increased from 34.2% for the same period in 2011. The increase was attributable to favorable product line and maintenance, repair and overhaul ("MRO") mix, improved absorption of fixed manufacturing costs, continued progress on low cost sourcing initiatives and benefits from pricing actions taken in 2011.
Operating income for the three months ended March 31, 2012 increased by $8.2 million, or 17.3%, as compared with the same period in 2011. The increase included negative currency effects of approximately $1 million. The increase was principally attributable to the $11.6 million increase in gross profit as discussed above, partially offset by $3.2 million increase in SG&A. Increased SG&A was primarily attributable to increased selling expenses in support of increased sales and increased research and development costs.

Backlog of $786.3 million at March 31, 2012 increased by $26.4 million, or 3.5%, as compared with December 31, 2011. Currency effects provided an increase of approximately $12 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
Net cash flows used by operating activities	$(107.9)	$(228.2)
Net cash flows used by investing activities	(26.5)	(20.7)
Net cash flows used by financing activities	(34.6)	(27.5)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2012 was $172.7 million, as compared with $337.4 million at December 31, 2011.
Our cash balance decreased by $164.7 million to $172.7 million as of March 31, 2012 as compared with December 31, 2011. The cash draw in the first three months of 2012 included the funding of increased working capital requirements discussed below, broad-based annual employee incentive compensation program payments related to prior period performance, $28.7 million in capital expenditures, $17.4 million in dividend payments and $22.1 million of share repurchases.
For the three months ended March 31, 2012, our cash used by operating activities was $107.9 million as compared with $228.2 million for the same period in 2011, and reflected cash used to support short-term and cyclical working capital needs. Working capital increased for the three months ended March 31, 2012, due primarily to higher inventory of $112.5 million and lower accounts payable of $108.6 million, partially offset by lower accounts receivable of $37.7 million. Working capital increased for the three months ended March 31, 2011, due primarily to lower accounts payable of $125.3 million, higher inventory of $106.7 million and lower accrued liabilities of $48.5 million.
Decreases in accounts receivable provided $37.7 million of cash flow for the three months ended March 31, 2012 as compared with a use of cash of $43.8 million for the same period in 2011. The decrease was primarily due to the collection of payments from certain EPC firms and end-users and the resolution of certain previous shipment delays and disputes over project documentation that were outstanding as of December 31, 2011. As of March 31, 2012, our days’ sales receivables outstanding ("DSO") was 88 days as compared with 82 days as of March 31, 2011. The six day increase was partially due to a sales mix shift to longer payment term geographies (i.e., emerging regions). For reference purposes based on 2012 sales, an improvement of one day could provide approximately $12 million in cash flow. We have not experienced a significant increase in customer payment defaults.
Increases in inventory used $112.5 million of cash flow for the three months ended March 31, 2012 as compared with $106.7 million for the same period in 2011. The increase was primarily due to certain shipment delays and cyclically higher raw material and work in process inventory to support higher end of period backlog. Inventory turns were 2.5 times as of March 31, 2012 and March 31, 2011. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2012 data, an improvement of one-tenth of a turn could yield approximately $32.5 million in cash flow. We continue to work through isolated execution issues, which have contributed to the shipment delays mentioned above, and work with our customers to finalize the shipment of backlog and the collection of accounts receivable.
Increases in prepaid expenses and other current assets used $15.4 million of cash for the three months ended March 31, 2012 as compared with $38.1 million for the same period in 2011. Decreases in accounts payable used $108.6 million of cash flow for the three months ended March 31, 2012 as compared with $125.3 million for the same period in 2011. The decrease in 2012 was primarily due to higher accounts payable balances related to certain inventory and equipment purchases and corporate-level expenses at December 31, 2010 that required payment during the first quarter of 2011 based on contractual payment terms, that did not recur in the same period in 2012.

Cash flows used by investing activities during the three months ended March 31, 2012 were $26.5 million as compared with $20.7 million for the same period in 2011. Capital expenditures during the three months ended March 31, 2012 were $28.7 million, an increase of $5.2 million as compared with the same period in 2011. In 2012, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities and are expected to be between $125 million and $135 million, before consideration of any potential acquisition activity.
Cash flows used by financing activities during the three months ended March 31, 2012 were $34.6 million as compared with $27.5 million for the same period in 2011. Cash outflows during the three months ended March 31, 2012 resulted primarily from the payment of $17.4 million in dividends, $22.1 million for the repurchase of common shares and $6.3 million from the payments of long-term debt, partially offset by $10.9 million in proceeds and excess tax benefits from stock-based compensation activity. Cash outflows for the same period in 2011 resulted primarily from the payment of $16.1 million in dividends and $13.8 million for the repurchase of common shares, partially offset by proceeds and excess tax benefits from stock-based compensation activity.
Approximately 4% of our term loan is due to mature in 2012 and 11% in 2013. As noted above, our term loan and our revolving line of credit both mature in December 2015. After the effects of $325.0 million of notional interest rate swaps, approximately 69% of our term debt was at fixed rates at March 31, 2012. As of March 31, 2012, we had a borrowing capacity of $346.4 million on our $500.0 million revolving line of credit (due to outstanding letters of credit), and we had net available capacity under the New European LOC Facility of €44.9 million ($59.9 million). Our revolving line of credit and our New European LOC Facility are committed and are held by a diversified group of financial institutions.
During the three months ended March 31, 2012 and 2011, we made no contributions to our U.S. pension plan. At December 31, 2011, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we currently anticipate our contribution to our U.S. pension plan in 2012 will be between $20 million and $25 million, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At March 31, 2012, $159.5 million of our total cash balance of $172.7 million was held by foreign subsidiaries, $126.5 million of which we consider permanently reinvested outside the U.S. Based on the expected 2012 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $126.5 million could be repatriated without resulting in a material U.S. tax liability.
Considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to meet our cash needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See "Cautionary Note Regarding Forward-Looking Statements" below.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
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
Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of acquisitions.

Financing
Credit Facilities
A discussion of our credit facilities, including amounts outstanding and applicable interest rates, and our New European LOC facility is included in Note 5 to our condensed consolidated financial statements included in this Quarterly Report.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Credit Facilities. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.
See Note 11 to our consolidated financial statements included in our 2011 Annual Report for a comprehensive discussion of our credit facilities and covenants related to those facilities and our New European LOC facility. We complied with all covenants through March 31, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2011 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2012, include:

•	Revenue Recognition;

•	Deferred Taxes, Tax Valuation Allowances and Tax Reserves;

•	Reserves for Contingent Loss;

•	Retirement and Postretirement Benefits; and

•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
The process of preparing condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates. The significant estimates are reviewed quarterly with the Audit Committee of our Board of Directors.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our consolidated financial condition and results of operations. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial condition, results of operations and cash flows in future periods. See "Cautionary Note Regarding Forward-Looking Statements" below.
ACCOUNTING DEVELOPMENTS
We have presented the information about pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Words or phrases such as, "may," "should," "expects," "could," "intends," "plans," "anticipates," "estimates," "believes," "predicts" or other similar expressions are intended to identify forward-looking statements, which include, without limitation, statements concerning our future financial performance, future debt and financing levels, investment objectives, implications of litigation and regulatory investigations and other management plans for future operations and performance.
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
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2011 Annual Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission ("SEC") and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, including interest rate swaps and forward exchange contracts, but we currently expect our counterparties will continue to meet their obligations given their current creditworthiness.
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At March 31, 2012, after the effect of interest rate swaps, we had $143.8 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.47%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.4 million for the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, we had $325.0 and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2014.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains associated with foreign currency translation of $35.1 million and $48.8 million for the three months ended March 31, 2012 and 2011, respectively, which are included in our other comprehensive income.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2012, we had a U.S. dollar equivalent of $526.0 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $481.2 million at December 31, 2011. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(4.8) million and $8.7 million for the three months ended March 31, 2012 and 2011, respectively, which are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2012, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2012 would have impacted our net earnings by approximately $8 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party to the legal proceedings that are described in Note 10 to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2011 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in the risk factors discussed in our 2011 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2011 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 15 to our consolidated financial statements included in our 2011 Annual Report includes a comprehensive discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2012, we repurchased a total of 185,000 shares of our common stock for $22.0 million (representing an average cost of $119.19 per share). We may repurchase up to an additional $278.0 million of our common stock under our active stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	—		$—	—	$300.0
February 1 - 29	225,183	(1)	118.70	185,000	278.0
March 1 - 31	116,331	(2)	115.23	—	278.0
Total	341,514		$117.52	185,000
__________________________________

(1)	Includes 40,183 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $116.45.

(2)
Includes 115,271 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $115.19, and includes 1,060 shares purchased at a price of $119.27 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 6.	Exhibits.
A list of exhibits filed or furnished as part of this Quarterly Report on Form 10-Q is set forth on the Exhibits Index immediately following the signature page of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	April 30, 2012	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2012	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

3.2	Flowserve Corporation By-Laws, as amended and restated effective November 17, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 21, 2011).

10.1
Transition Agreement and Release, dated January 25, 2012, among Thomas E. Ferguson, Flowserve Corporation, Flowserve Management Company and Flowserve US Inc. (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

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
_______________________
+     Filed herewith.
++ Furnished herewith.