Form 10-Q
period 2012-06-30
FLOWSERVE CORP
filed 2012-07-30
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 23, 2012, there were 51,129,781 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2012 and 2011 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2012 and 2011 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2012 and December 31, 2011 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2012 and 2011 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4. Controls and Procedures.	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	26
Item 1A. Risk Factors.	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 6. Exhibits.	27
SIGNATURES	27
EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2012	2011
Sales	$1,182,225	$1,125,752
Cost of sales	(797,623)	(756,414)
Gross profit	384,602	369,338
Selling, general and administrative expense	(223,892)	(232,983)
Net earnings from affiliates	4,086	3,751
Operating income	164,796	140,106
Interest expense	(8,922)	(9,534)
Interest income	237	394
Other (expense) income, net	(8,046)	5,985
Earnings before income taxes	148,065	136,951
Provision for income taxes	(39,580)	(38,227)
Net earnings, including noncontrolling interests	108,485	98,724
Less: Net (earnings) loss attributable to noncontrolling interests	(1,169)	8
Net earnings attributable to Flowserve Corporation	$107,316	$98,732
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.99	$1.77
Diluted	1.98	1.76
Cash dividends declared per share	$0.36	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2012	2011
Net earnings, including noncontrolling interests	$108,485	$98,724
Other comprehensive (expense) income:
Foreign currency translation adjustments, net of taxes of $35,520 and $(15,508), respectively	(58,699)	27,318
Pension and other postretirement effects, net of taxes of $(1,278) and $(548), respectively	2,501	854
Cash flow hedging activity, net of taxes of $(78) and $387, respectively	88	(677)
Other comprehensive (expense) income	(56,110)	27,495
Comprehensive income, including noncontrolling interests	52,375	126,219
Comprehensive (income) loss attributable to noncontrolling interests	(1,022)	4
Comprehensive income attributable to Flowserve Corporation	$51,353	$126,223

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2012	2011
Sales	$2,257,205	$2,122,959
Cost of sales	(1,513,420)	(1,405,926)
Gross profit	743,785	717,033
Selling, general and administrative expense	(445,781)	(455,622)
Net earnings from affiliates	9,315	8,948
Operating income	307,319	270,359
Interest expense	(17,731)	(18,139)
Interest income	519	883
Other (expense) income, net	(12,985)	14,474
Earnings before income taxes	277,122	267,577
Provision for income taxes	(75,095)	(71,857)
Net earnings, including noncontrolling interests	202,027	195,720
Less: Net earnings attributable to noncontrolling interests	(1,586)	(5)
Net earnings attributable to Flowserve Corporation	$200,441	$195,715
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$3.70	$3.51
Diluted	3.67	3.48
Cash dividends declared per share	$0.72	$0.64

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2012	2011
Net earnings, including noncontrolling interests	$202,027	$195,720
Other comprehensive (expense) income:
Foreign currency translation adjustments, net of taxes of $14,256 and $(43,191), respectively	(23,559)	76,121
Pension and other postretirement effects, net of taxes of $(1,662) and $(644), respectively	2,546	459
Cash flow hedging activity, net of taxes of $159 and $246, respectively	(304)	(429)
Other comprehensive (expense) income	(21,317)	76,151
Comprehensive income, including noncontrolling interests	180,710	271,871
Comprehensive income attributable to noncontrolling interests	(1,474)	(432)
Comprehensive income attributable to Flowserve Corporation	$179,236	$271,439

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share data)	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$175,213	$337,356
Accounts receivable, net of allowance for doubtful accounts of $19,174 and $20,351, respectively	1,057,642	1,060,249
Inventories, net	1,149,178	1,008,379
Deferred taxes	126,605	121,905
Prepaid expenses and other	109,009	100,465
Total current assets	2,617,647	2,628,354
Property, plant and equipment, net of accumulated depreciation of $749,973 and $719,992, respectively	591,805	598,746
Goodwill	1,042,410	1,045,077
Deferred taxes	19,291	17,843
Other intangible assets, net	154,839	163,482
Other assets, net	179,891	169,112
Total assets	$4,605,883	$4,622,614

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$541,925	$597,342
Accrued liabilities	831,182	808,601
Debt due within one year	370,635	53,623
Deferred taxes	8,848	10,755
Total current liabilities	1,752,590	1,470,321
Long-term debt due after one year	426,140	451,593
Retirement obligations and other liabilities	429,549	422,470
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized – 120,000
Shares issued – 58,931 and 58,931, respectively
Capital in excess of par value	538,944	621,083
Retained earnings	2,367,469	2,205,524
	2,980,077	2,900,271
Treasury shares, at cost – 8,080 and 5,025 shares, respectively	(765,729)	(424,052)
Deferred compensation obligation	10,554	9,691
Accumulated other comprehensive loss	(237,302)	(216,097)
Total Flowserve Corporation shareholders’ equity	1,987,600	2,269,813
Noncontrolling interest	10,004	8,417
Total equity	1,997,604	2,278,230
Total liabilities and equity	$4,605,883	$4,622,614

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2012	2011
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$202,027	$195,720
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	44,340	44,373
Amortization of intangible and other assets	10,172	8,299
Net gain on disposition of assets	(10,549)	(595)
Excess tax benefits from stock-based compensation arrangements	(10,946)	(5,021)
Stock-based compensation	15,425	16,271
Net earnings from affiliates, net of dividends received	(4,723)	1,623
Change in assets and liabilities:
Accounts receivable, net	(13,317)	(121,537)
Inventories, net	(155,739)	(161,296)
Prepaid expenses and other	(16,617)	(32,670)
Other assets, net	(7,219)	(6,091)
Accounts payable	(46,763)	(114,811)
Accrued liabilities and income taxes payable	49,908	(75,279)
Retirement obligations and other liabilities	5,140	11,000
Net deferred taxes	(764)	2,219
Net cash flows provided (used) by operating activities	60,375	(237,795)
Cash flows – Investing activities:
Capital expenditures	(56,885)	(48,498)
Proceeds from disposal of assets	7,902	3,735
Payments for acquisitions, net of cash acquired	(3,996)	(890)
Affiliate investing activity	(1,620)	—
Net cash flows used by investing activities	(54,599)	(45,653)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	10,946	5,021
Payments on long-term debt	(12,500)	(12,500)
Proceeds from short-term financing, net	300,000	—
Borrowings under other financing arrangements, net	4,826	4,348
Repurchase of common shares	(432,898)	(26,025)
Payments of dividends	(37,082)	(33,977)
Other	(460)	224
Net cash flows used by financing activities	(167,168)	(62,909)
Effect of exchange rate changes on cash	(751)	10,090
Net change in cash and cash equivalents	(162,143)	(336,267)
Cash and cash equivalents at beginning of period	337,356	557,579
Cash and cash equivalents at end of period	$175,213	$221,312

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report").
European Sovereign Debt Crisis – At June 30, 2012, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in our 2011 Annual Report. Other than broad, macro-level economic impacts, including foreign exchange rate impacts, we did not experience any direct or measurable disruptions during the three and six months ended June 30, 2012 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy.
Events in North Africa and Middle East – As previously disclosed in our 2011 Annual Report, during 2011 political and economic conditions in North Africa caused us to experience shipment delays to this region. For the three and six months ended June 30, 2012 there was no impact to operating income due to delayed shipments to this region. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2012, are detailed in Note 1 to our consolidated financial statements included in our 2011 Annual Report.
Accounting Developments
Pronouncements Implemented
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which clarifies the requirements in accounting principles generally accepted in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRSs"). The amendments do not result in a major change in the application of the requirements in Topic 820, but clarify the application of existing fair value measurement requirements and change particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. Our adoption of ASU No. 2011-04, effective January 1, 2012, had no impact on our consolidated financial condition and results of operations.
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
Lawrence Pumps, Inc.
As discussed in Note 2 to our consolidated financial statements included in our 2011 Annual Report, effective October 28, 2011, we acquired for inclusion in Engineered Product Division ("EPD"), 100% of Lawrence Pumps, Inc ("LPI"), a privately-owned, U.S.-based pump manufacturer. The final purchase price of $88.2 million reflects immaterial adjustments to goodwill and current liabilities during the six months ended June 30, 2012. LPI specializes in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. No pro forma financial information has been presented due to immateriality.

3.	Stock-Based Compensation Plans
We established the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan") effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,162,227 remain available for issuance as of June 30, 2012. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the "2004 Plan"), which was established on April 21, 2004. The 2004 Plan authorized the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 275,945 remain available for issuance as of June 30, 2012. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $42.0 million and $27.0 million at June 30, 2012 and December 31, 2011, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during each of the three months ended June 30, 2012 and 2011 was $1.2 million. The total fair value of Restricted Shares vested during the six months ended June 30, 2012 and 2011 was $36.2 million and $34.8 million, respectively.
We recorded stock-based compensation expense of $5.1 million ($7.6 million pre-tax) and $5.2 million ($7.7 million pre-tax) for the three months ended June 30, 2012 and 2011, respectively. We recorded stock-based compensation expense of $10.2 million ($15.4 million pre-tax) and $11.0 million ($16.3 million pre-tax) for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2012	1,052,199	$84.62
Granted	294,093	114.03
Vested	(575,023)	62.97
Cancelled	(28,264)	114.97
Outstanding - June 30, 2012	743,005	$111.86
Unvested Restricted Shares outstanding as of June 30, 2012, includes approximately 324,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2010 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 643,000 shares based on performance targets. As of June 30, 2012, we estimate vesting of approximately 451,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2011 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At June 30, 2012 and December 31, 2011, we had $535.6 million and $481.2 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At June 30, 2012, the length of forward exchange contracts currently in place ranged from two days to 18 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2012 and December 31, 2011, we had $325.0 million and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At June 30, 2012, the maximum remaining length of any interest rate swap contract in place was approximately 36 months.
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
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2012	2011
Current derivative assets	$8,427	$2,330
Noncurrent derivative assets	46	10
Current derivative liabilities	21,034	11,196
Noncurrent derivative liabilities	266	516

The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2012	2011
Current derivative assets	$—	$33
Noncurrent derivative assets	36	71
Current derivative liabilities	1,227	761
Noncurrent derivative liabilities	476	547
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
(Loss) gain recognized in income	$(4,522)	$4,528	$(5,641)	$10,103

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(232)	$(396)	$(399)	$(808)
Loss recognized in other comprehensive income, net of tax	(144)	(1,073)	(703)	(1,237)
Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other (expense) income, net, and interest expense, respectively. At June 30, 2012, we expect to recognize losses of $0.9 million, net of deferred taxes, into earnings in the next twelve months related to interest rate swap agreements based on their fair values at June 30, 2012.

5.	Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2012	2011
Term Loan, interest rate of 2.46% and 2.58% at June 30, 2012 and December 31, 2011, respectively	$462,500	$475,000
Bridge Loan, interest rate of 2.24% at June 30, 2012	250,000	—
Revolving credit facility, interest rate of 2.24% at June 30, 2012	50,000	—
Capital lease obligations and other borrowings	34,275	30,216
Debt and capital lease obligations	796,775	505,216
Less amounts due within one year	370,635	53,623
Total debt due after one year	$426,140	$451,593

Credit Facilities
As described more fully in Note 11 to our consolidated financial statements included in our 2011 Annual Report, on December 14, 2010, we entered into a credit agreement ("Credit Agreement") with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as the "Credit Facilities"). As of June 30, 2012, we had $50.0 million outstanding under the revolving credit facility. The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million. We had outstanding letters of credit of $155.4 million and $147.4 million at June 30, 2012 and December 31, 2011, respectively, and when included with the outstanding revolving credit facility balance, reduced our borrowing capacity to $294.6 million and $352.6 million, respectively.
We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three and six months ended June 30, 2012, we made scheduled repayments under our Credit Facilities of $6.3 million and $12.5 million, respectively. We have scheduled repayments of $56.3 million due in the third quarter of 2012, $6.3 million in the fourth quarter of 2012 and $12.5 million due in both the first and second quarters of 2013 on our Credit Facilities. Our Credit Facilities bear a floating rate of interest and we have entered into $325.0 million of notional amount of interest rate swaps at June 30, 2012 to hedge exposure to floating interest rates.
Bridge Loan – On June 15, 2012 (the “Closing Date”), we entered into a loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (together, the “Lenders”), providing for a term loan with an aggregate commitment of $250.0 million for a term of 364 days (the “Bridge Loan”). The proceeds from the Bridge Loan were used to fund our share repurchase program described in Note 12 to our condensed consolidated financial statements included in this Quarterly Report.
The initial interest rate per annum applicable to the Bridge Loan is either LIBOR plus 2.50%, 2.25%, 2.00% or 1.75%, as applicable, depending on the consolidated leverage ratio, or, at our option, the Base Rate (defined as a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% or (c) the Eurodollar Rate for a one month Interest Period on such day plus 1%). The applicable interest rate will increase by 50 basis points incrementally during the term of the Bridge Loan on each of the 90-day, 180-day and 270-day anniversaries of the Closing Date. Additionally, a duration fee will be payable on the loan amount as follows: 0.125% on October 15, 2012; 0.25% on December 15, 2012; and 0.5% on March 15, 2013.
The Bridge Loan includes customary representations and warranties, affirmative and negative covenants, and events of default, including maintenance of interest coverage and consolidated leverage ratios, all of which are consistent in all material respects with our existing Credit Facilities. The obligations under the Bridge Loan are guaranteed by certain of our domestic subsidiaries.
 European Letter of Credit Facilities – On October 30, 2009, we entered into a 364-day unsecured European Letter of Credit Facility ("European LOC Facility") with an initial commitment of €125.0 million. The European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the European LOC Facility in October 2011 consistent with its initial terms for an additional 364-day period. We had outstanding letters of credit drawn on the European LOC Facility of €74.4 million ($94.2 million) and €81.0 million ($105.0 million) as of June 30, 2012 and December 31, 2011, respectively.
Our ability to issue additional letters of credit under our previous European Letter of Credit Facility ("Old European LOC Facility"), which had a commitment of €110.0 million, expired November 9, 2009. We had outstanding letters of credit written against the Old European LOC Facility of €5.8 million ($7.3 million) and €12.2 million ($15.8 million) as of June 30, 2012 and December 31, 2011, respectively.
Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. After consideration of outstanding commitments under both facilities, the available capacity under the European LOC Facility was €121.0 million ($153.2 million) as of June 30, 2012, of which €74.4 million ($94.2 million) has been utilized.

6.	Fair Value
Our financial instruments are presented at fair value or approximate fair value in our condensed consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments and certain equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 4. The fair value measurements of our investments in equity securities are determined using quoted market prices. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations. The fair value of our debt was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included above in Note 5 and approximates fair value.

7.	Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2012	2011
Raw materials	$355,627	$329,120
Work in process	855,402	793,053
Finished goods	305,172	279,267
Less: Progress billings	(290,169)	(320,934)
Less: Excess and obsolete reserve	(76,854)	(72,127)
Inventories, net	$1,149,178	$1,008,379

8.	Equity Method Investments
As of June 30, 2012, we had investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is combined financial statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Revenues	$67,671	$70,909	$150,908	$150,141
Gross profit	19,189	20,209	44,752	47,925
Income before provision for income taxes	13,161	13,338	32,433	33,136
Provision for income taxes	(3,935)	(3,902)	(9,903)	(10,132)
Net income	$9,226	$9,436	$22,530	$23,004
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
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2012	2011
Net earnings of Flowserve Corporation	$107,316	$98,732
Dividends on restricted shares not expected to vest	4	4
Earnings attributable to common and participating shareholders	$107,320	$98,736
Weighted average shares:
Common stock	53,740	55,483
Participating securities	255	264
Denominator for basic earnings per common share	53,995	55,747
Effect of potentially dilutive securities	271	495
Denominator for diluted earnings per common share	54,266	56,242
Earnings per common share:
Basic	$1.99	$1.77
Diluted	1.98	1.76

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2012	2011
Net earnings of Flowserve Corporation	$200,441	$195,715
Dividends on restricted shares not expected to vest	7	7
Earnings attributable to common and participating shareholders	$200,448	$195,722
Weighted average shares:
Common stock	53,972	55,420
Participating securities	261	281
Denominator for basic earnings per common share	54,233	55,701
Effect of potentially dilutive securities	415	590
Denominator for diluted earnings per common share	54,648	56,291
Earnings per common share:
Basic	$3.70	$3.51
Diluted	3.67	3.48

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For the three and six months ended both June 30, 2012 and 2011, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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

Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment. Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers or other companies for our estimated recovery, to the extent we believe that the amounts of recovery are probable and not otherwise in dispute. While unfavorable rulings, judgments or settlement terms regarding these claims could have a material adverse impact on our business, financial condition, results of operations and cash flows, we currently believe the likelihood is remote. In one asbestos insurance related matter, we have a claim in litigation against relevant insurers substantially in excess of the recorded receivable. If our claim is resolved more favorably than reflected in this receivable, we would benefit from a gain in the amount of such excess. We are currently unable to estimate the impact, if any, of unasserted asbestos-related claims, although future claims would also be subject to then existing indemnities and insurance coverage.
United Nations Oil-for-Food Program
In mid-2006, French authorities began an investigation of over 170 French companies, of which our French subsidiary was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As anticipated and as previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary has filed a formal response with the French court. In July 2012, the French court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment.  We are now in the process of filing a formal appeal with the French Supreme Court to seek a reversal of the French court decision.  We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse effect on our company.
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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2012 and 2011 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2012	2011	2012	2011	2012	2011
Service cost	$5.4	$4.6	$1.2	$1.3	$—	$—
Interest cost	4.0	4.3	3.3	3.3	0.4	0.5
Expected return on plan assets	(5.2)	(5.4)	(2.1)	(2.0)	—	—
Amortization of prior service benefit	(0.3)	(0.3)	—	—	—	(0.4)
Amortization of unrecognized net loss (gain)	3.0	2.7	1.0	0.5	(0.3)	(0.3)
Net periodic cost (benefit) recognized	$6.9	$5.9	$3.4	$3.1	$0.1	$(0.2)
Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2012 and 2011 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2012	2011	2012	2011	2012	2011
Service cost	$10.6	$9.9	$2.3	$2.5	$—	$—
Interest cost	8.2	8.6	6.7	6.6	0.7	0.9
Expected return on plan assets	(10.6)	(10.9)	(4.2)	(4.0)	—	—
Amortization of prior service benefit	(0.6)	(0.6)	—	—	—	(0.8)
Amortization of unrecognized net loss (gain)	6.1	5.4	2.0	1.0	(0.8)	(0.7)
Net periodic cost (benefit) recognized	$13.7	$12.4	$6.8	$6.1	$(0.1)	$(0.6)
After consideration of our intent to maintain fully funded status, we currently anticipate our contribution to our U.S. pension plan in 2012 will be between approximately $10 million and $20 million, excluding direct benefits paid. See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2011 Annual Report.

12.	Shareholders’ Equity
Dividends – On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.32 per share to $0.36 per share payable quarterly beginning on April 13, 2012. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
Share Repurchase Program – On May 31, 2012, we announced that our Board of Directors endorsed an updated capital structure strategy. A part of this capital structure strategy includes returning additional capital more quickly to shareholders through an expanded share repurchase program of $1.0 billion. The $1.0 billion share repurchase program authorization included approximately $233 million of remaining capacity under our prior share repurchase program, which was originally approved by our Board of Directors on September 12, 2011 and replenished on December 15, 2011. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice.
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an accelerated share repurchase program (the “ASR Program”) with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. Under the ASR Program, we paid $300.0 million and received an initial delivery of 2,260,738 shares, representing 80% of the ASR Program's value at the then-current price of $106.16 per share. The remaining 20% of the ASR Program's value will be delivered at program settlement, with the final number of shares to be repurchased based on the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. Under the terms of the ASR Program, at settlement, we could either receive additional shares from the counterparty or be required to deliver additional shares or cash, at our option, to the counterparty. The ASR Program will be complete by the end of 2012.
The ASR Program was accounted for as two separate transactions: (i) as shares of common stock acquired in a treasury stock transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. We have determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. The ASR Program was funded through a combination of cash on hand, existing capacity on our revolving credit facility and proceeds from a new $250.0 million Bridge Loan, which is described in further detail in Note 5 above.
Inclusive of the ASR Program's 2,260,738 initial share delivery, representing 80% of the program's value, we repurchased 3,307,003 shares of our outstanding common stock for $350.8 million, and 100,000 shares for $12.2 million, during the three months ended June 30, 2012 and 2011, respectively. We repurchased 3,492,003 shares of our outstanding common stock for $372.9 million, and 212,500 shares for $26.0 million, during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we have $624.7 million of remaining capacity under our current share repurchase program, which reflects the full $300.0 million value of the ASR Program, which will conclude by the end of 2012.

13.	Income Taxes
For the three months ended June 30, 2012, we earned $148.1 million before taxes and provided for income taxes of $39.6 million, resulting in an effective tax rate of 26.7%. For the six months ended June 30, 2012, we earned $277.1 million before taxes and provided for income taxes of $75.1 million resulting in an effective tax rate of 27.1%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
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
As of June 30, 2012, the amount of unrecognized tax benefits decreased by $3.2 million from December 31, 2011, due to the net impacts of currency translation adjustments and expiration of statutes. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2007 or non-U.S. income tax audits for years through 2004. We are currently under examination for various years in China, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $14.3 million and $26.9 million within the next 12 months.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

				Subtotal–	Eliminations
Three Months Ended June 30, 2012				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$570,494	$212,354	$399,377	$1,182,225	$—	$1,182,225
Intersegment sales	16,163	19,326	2,162	37,651	(37,651)	—
Segment operating income	95,054	23,830	60,353	179,237	(14,441)	164,796

				Subtotal–	Eliminations
Three Months Ended June 30, 2011				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$539,213	$202,483	$384,056	$1,125,752	$—	$1,125,752
Intersegment sales	18,080	22,033	3,029	43,142	(43,142)	—
Segment operating income	86,686	9,617	59,935	156,238	(16,132)	140,106

				Subtotal–	Eliminations
Six Months Ended June 30, 2012				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,090,336	$405,735	$761,134	$2,257,205	$—	$2,257,205
Intersegment sales	31,129	39,131	4,296	74,556	(74,556)	—
Segment operating income	187,231	41,181	116,046	344,458	(37,139)	307,319

				Subtotal–	Eliminations
Six Months Ended June 30, 2011				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,038,973	$363,395	$720,591	$2,122,959	$—	$2,122,959
Intersegment sales	42,091	37,446	4,091	83,628	(83,628)	—
Segment operating income	178,442	22,693	107,469	308,604	(38,245)	270,359
EPD's operating income for the six months ended June 30, 2012, included a $10.4 million gain from the sale of a manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012.

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
EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, management and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets, on an integrated basis where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 16,500 employees in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers' investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by our network of 176 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services, and is generally a higher margin business and a key component of our profitable growth strategy.
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
During the first half of 2012, we experienced improved bookings related to long cycle projects despite an environment of continued global macroeconomic uncertainty. The oil and gas industry experienced stable conditions, while the chemical industry saw increased activity, driven by Asia Pacific and Middle Eastern countries accelerating investment in their chemical processing capabilities, and also in North America, as producers invested to utilize natural gas as a low-cost feedstock. We experienced a modest decline in bookings into Europe, as economic conditions in the region remain challenged. In the power generation industry, we experienced a slowing in the level of investment during the period as the industry awaits further clarity on the environmental regulations to take effect in the U.S. and certain other countries.
We continue to experience favorable conditions in our aftermarket business, which has been driven by our customers' need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities through our integrated solutions offerings. Our pursuit of major capital projects globally and our investment in our ability to serve our customers in a local manner remain key components of our long-term growth strategy, and also provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers' operations through our QRC network has provided us with the opportunity to grow our market share in the aftermarket portion of our business.
We believe that with our customer relationships, global presence and highly-regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.
As previously disclosed in our 2011 Annual Report, during 2011, political and economic conditions in North Africa caused us to experience shipment delays to this region. For the three and six months ended June 30, 2012, there was no impact to operating income due to delayed shipments to the region. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
At June 30, 2012, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in our 2011 Annual Report. Other than broad, macro-level economic impacts, including foreign exchange rate impacts, we did not experience any direct or measurable disruptions during the three and six months ended June 30, 2012 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy.
RESULTS OF OPERATIONS — Three and six months ended June 30, 2012 and 2011
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we acquired LPI, a privately-owned, U.S.-based pump manufacturer, for inclusion in EPD, effective October 28, 2011. LPI's results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2012	2011
Bookings	$1,213.7	$1,211.6
Sales	1,182.2	1,125.8

	Six Months Ended June 30,
(Amounts in millions)	2012	2011
Bookings	$2,450.8	$2,370.9
Sales	2,257.2	2,123.0

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2012 increased by $2.1 million, or 0.2%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $84 million. The increase was primarily driven by the general, oil and gas and chemical industries in EPD and the general and chemical industries in IPD, partially offset by a decrease in the general, chemical and oil and gas industries in FCD. The increase was equally driven by aftermarket and original equipment bookings in EPD, and to a lesser extent original equipment bookings in IPD, partially offset by reduced original equipment bookings in FCD.
Bookings for the six months ended June 30, 2012 increased by $79.9 million, or 3.4%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $111 million. The increase was primarily driven by the chemical, oil and gas and general industries in EPD and IPD, partially offset by the power generation industry in EPD, the water management industry in IPD and the general and oil and gas industries in FCD. The increase was primarily attributable to aftermarket bookings in EPD, and to a lesser extent original equipment bookings in IPD, partially offset by reduced original equipment bookings in FCD.
Sales for the three months ended June 30, 2012 increased by $56.4 million, or 5.0%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $86 million. The increase was primarily due to increased aftermarket sales in EPD, and to a lesser extent original equipment sales in FCD. Net sales to international customers, including export sales from the U.S., were approximately 71% and 72% of total sales for the three months ended June 30, 2012 and 2011, respectively.

Sales for the six months ended June 30, 2012 increased by $134.2 million, or 6.3%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $109 million. The increase was primarily due to increased original equipment sales in IPD and FCD, and aftermarket sales in EPD, and to a lesser extent original equipment sales in EPD. Net sales to international customers, including export sales from the U.S., were approximately 70% and 72% of total sales for the six months ended June 30, 2012 and 2011, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,862.9 million at June 30, 2012 increased by $172.8 million, or 6.4%, as compared with December 31, 2011. Currency effects provided a decrease of approximately $30 million. Approximately 24% of the backlog at June 30, 2012 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Gross profit	$384.6	$369.3
Gross profit margin	32.5%	32.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Gross profit	$743.8	$717.0
Gross profit margin	33.0%	33.8%

Gross profit for the three months ended June 30, 2012 increased by $15.3 million, or 4.1%, as compared with the same period in 2011. Gross profit margin for the three months ended June 30, 2012 of 32.5% decreased from 32.8% for the same period in 2011. The decrease was primarily attributable to shipments of certain large, lower margin projects in EPD, slightly offset by a mix shift to aftermarket sales and the effects of lower costs associated with operational improvements. Aftermarket sales increased to approximately 40% of total sales, as compared with approximately 39% of total sales for the same period in 2011. Aftermarket sales generally carry a higher margin compared to original equipment sales.
Gross profit for the six months ended June 30, 2012 increased by $26.8 million, or 3.7%, as compared with the same period in 2011. Gross profit margin for the six months ended June 30, 2012 of 33.0% decreased from 33.8% for the same period in 2011. The decrease was primarily attributable to the effect on revenue of certain large, lower margin projects that shipped from backlog in EPD. The sales mix of original equipment and aftermarket sales was consistent with the same period in 2011 with aftermarket sales representing approximately 41% of sales.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
SG&A	$223.9	$233.0
SG&A as a percentage of sales	18.9%	20.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
SG&A	$445.8	$455.6
SG&A as a percentage of sales	19.8%	21.5%

SG&A for the three months ended June 30, 2012 decreased by $9.1 million, or 3.9%, as compared with the same period in 2011. Currency effects yielded a decrease of approximately $11 million. The decrease included a $3.9 million gain from certain legal matters in the second quarter of 2012 and the impact of a $3.9 million Spanish regulatory penalty in the second quarter of 2011 that did not recur. SG&A as a percentage of sales for the three months ended June 30, 2012 improved 180 basis points as compared with the same period in 2011 due to continued focus on cost management.

SG&A for the six months ended June 30, 2012 decreased by $9.8 million, or 2.2%, as compared with the same period in 2011. Currency effects yielded a decrease of approximately $15 million. The decrease was primarily due to a $10.4 million gain in the first quarter of 2012 from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012, partially offset by increased selling-related expenses in FCD and EPD in support of increased bookings and sales. SG&A as a percentage of sales for the six months ended June 30, 2012 improved 170 basis points as compared with the same period in 2011 due to continued focus on cost management.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2012	2011
Net earnings from affiliates	$4.1	$3.8

	Six Months Ended June 30,
(Amounts in millions)	2012	2011
Net earnings from affiliates	$9.3	$8.9

Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended June 30, 2012 increased $0.3 million, or 7.9%, as compared with the same period in 2011, primarily due to our EPD joint venture in India.
Net earnings from affiliates for the six months ended June 30, 2012 increased $0.4 million, or 4.5%, as compared with the same period in 2011, primarily due to our EPD joint venture in India.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Operating income	$164.8	$140.1
Operating income as a percentage of sales	13.9%	12.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Operating income	$307.3	$270.4
Operating income as a percentage of sales	13.6%	12.7%

Operating income for the three months ended June 30, 2012 increased by $24.7 million, or 17.6%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $15 million. The increase was primarily a result of the $15.3 million increase in gross profit. The improvement in operating income as a percentage of sales was primarily due to SG&A as a percentage of sales decreasing to 18.9% from 20.7% for the same period in 2011, slightly offset by the decrease in gross profit margin.
Operating income for the six months ended June 30, 2012 increased by $36.9 million, or 13.6%, as compared with the same period in 2011. The increase included negative currency impacts of approximately $20 million. The increase was primarily a result of the $26.8 million increase in gross profit. The improvement in operating income as a percentage of sales was primarily due to SG&A as a percentage of sales decreasing to 19.8% from 21.5% for the same period in 2011, slightly offset by the decrease in gross profit margin.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2012	2011
Interest expense	$(8.9)	$(9.5)
Interest income	0.2	0.4

	Six Months Ended June 30,
(Amounts in millions)	2012	2011
Interest expense	$(17.7)	$(18.1)
Interest income	0.5	0.9

Interest expense for the three and six months ended June 30, 2012 decreased by $0.6 million and $0.4 million, respectively, as compared with the same periods in 2011. The small decrease was primarily attributable to a slightly lower interest rates on our outstanding debt as compared with the same period in 2011. Approximately 70% of our term loan was at fixed rates at June 30, 2012, including the effects of $325.0 million of notional interest rate swaps.

Interest income for the three and six months ended June 30, 2012 decreased by $0.2 million and $0.4 million, respectively, as compared with the same periods in 2011. The small decrease was primarily attributable to lower average cash balances in the three and six months ended June 30, 2012 compared with the same periods in 2011.
Other (Expense) Income, Net

	Three Months Ended June 30,
(Amounts in millions)	2012	2011
Other (expense) income, net	$(8.0)	$6.0

	Six Months Ended June 30,
(Amounts in millions)	2012	2011
Other (expense) income, net	$(13.0)	$14.5

Other (expense) income, net for the three months ended June 30, 2012 decreased $14.0 million to other expense, net of $8.0 million as compared with the same period in 2011, primarily due to a $9.0 million increase in losses (due to a $4.5 million loss in the current period as compared with a $4.5 million gain in the prior period) on foreign exchange contracts, as well as a $4.6 million increase in losses (due to a $3.8 million loss in the current period as compared with a $0.8 million gain in the prior period) arising from transactions in currencies other than our sites’ functional currencies. These losses reflect the weakening of the Euro versus the U.S. dollar during the three months ended June 30, 2012, as compared to a strengthening during the same period in 2011.
Other (expense) income, net for the six months ended June 30, 2012 decreased $27.5 million to other expense, net of $13.0 million as compared with the same period in 2011, primarily due to a $15.7 million increase in losses (due to a $5.6 million loss in the current period as compared with a $10.1 million gain in the prior period) on foreign exchange contracts, as well as an $11.4 million increase in losses (due to a $7.4 million loss in the current period as compared with a $4.0 million gain in the prior period) arising from transactions in currencies other than our sites’ functional currencies. These losses reflect the weakening of the Euro versus the U.S. dollar during the six months ended June 30, 2012, as compared to a strengthening during the same period in 2011.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Provision for income taxes	$39.6	$38.2
Effective tax rate	26.7%	27.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Provision for income taxes	$75.1	$71.9
Effective tax rate	27.1%	26.9%

Our effective tax rate of 26.7% for the three months ended June 30, 2012 decreased from 27.9% for the same period in 2011. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.

Our effective tax rate of 27.1% for the six months ended June 30, 2012 increased from 26.9% for the same period in 2011. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
Other Comprehensive (Expense) Income

	Three Months Ended June 30,
(Amounts in millions)	2012	2011
Other comprehensive (expense) income	$(56.1)	$27.5

	Six Months Ended June 30,
(Amounts in millions)	2012	2011
Other comprehensive (expense) income	$(21.3)	$76.2

Other comprehensive (expense) income for the three months ended June 30, 2012 decreased $83.6 million to expense of $56.1 million as compared with the same period in 2011. The decrease was primarily due to the weakening of the Euro versus the U.S. dollar during the three months ended June 30, 2012, as compared to a strengthening during the same period in 2011.
Other comprehensive (expense) income for the six months ended June 30, 2012 decreased $97.5 million to expense of $21.3 million as compared with the same period in 2011. The decrease was primarily due to the weakening of the Euro versus the U.S. dollar during the six months ended June 30, 2012, as compared to a strengthening during the same period in 2011.
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
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 40 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, four in Asia and five in Latin America, and it has 125 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$602.8	$588.1
Sales	586.7	557.3
Gross profit	195.7	192.0
Gross profit margin	33.4%	34.5%
Segment operating income	95.1	86.7
Segment operating income as a percentage of sales	16.2%	15.6%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$1,265.7	$1,187.6
Sales	1,121.5	1,081.1
Gross profit	379.1	380.2
Gross profit margin	33.8%	35.2%
Segment operating income	187.2	178.4
Segment operating income as a percentage of sales	16.7%	16.5%

Bookings for the three months ended June 30, 2012 increased by $14.7 million, or 2.5%, as compared with the same period in 2011. The increase included negative currency effects of approximately $45 million. The increase in customer bookings was primarily driven by the general, oil and gas and chemical industries, partially offset by the power generation industry. Increased customer bookings of $76.7 into North America and $12.1 million (including negative currency effects of approximately $8 million) into Asia Pacific were partially offset by a decrease of $65.1 million (including negative currency impacts of approximately $7 million) into the Middle East and $20.4 million (including negative currency impacts of approximately $10 million) into Europe. The increase was equally driven by customer original equipment and aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $0.6 million.
Bookings for the six months ended June 30, 2012 increased by $78.1 million, or 6.6%, as compared with the same period in 2011. The increase included negative currency effects of approximately $61 million. The increase in customer bookings was primarily driven by the chemical, oil and gas and general industries, partially offset by the power generation industry. Increased customer bookings of $111.9 million (including negative currency impacts of approximately $11 million) into Asia Pacific, $69.1 million (including negative currency impacts of approximately $8 million) into North America and $44.2 million into Europe (including negative currency impacts of approximately $14 million) were partially offset by a decrease of $129.1 million into the Middle East. The increase was more heavily weighted towards aftermarket bookings. The increase also included the impact of an order in the first quarter of 2011 in excess of $80 million to supply a variety of pumps for a refinery that did not recur. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.9 million.
Sales for the three months ended June 30, 2012 increased $29.4 million, or 5.3%, as compared with the same period in 2011. The increase included negative currency effects of approximately $44 million. The increase was primarily driven by increased customer aftermarket sales, primarily resulting from increased sales of $20.4 million (including negative currency impacts of approximately $9 million) into the Middle East and $10.7 million (including negative currency impacts of approximately $12 million) into Latin America, partially offset by decreased sales of $8.3 million (including negative currency impacts of approximately $12 million) into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.9 million.
Sales for the six months ended June 30, 2012 increased $40.4 million, or 3.7%, as compared with the same period in 2011. The increase included negative currency effects of approximately $57 million. The increase was more heavily weighted towards aftermarket sales, primarily resulting from increased customer sales of $41.9 million (including negative currency impacts of approximately $12 million) into the Middle East, $21.5 million into North America and $10.5 million (including negative currency impacts of approximately $6 million) into Asia Pacific, partially offset by decreased sales of $27.4 million (including negative currency impacts of approximately $16 million) into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $11.0 million.
Gross profit for the three months ended June 30, 2012 increased by $3.7 million, or 1.9%, as compared with the same period in 2011. Gross profit margin for the three months ended June 30, 2012 of 33.4% decreased from 34.5% for the same period in 2011. The decrease was primarily attributed to the effect on revenue of certain large projects that have shipped from backlog at low margins, partially offset by a sales mix shift to higher margin aftermarket sales and the effects of lower costs associated with operational execution improvements.
Gross profit for the six months ended June 30, 2012 decreased by $1.1 million, or 0.3%, as compared with the same period in 2011. Gross profit margin for the six months ended June 30, 2012 of 33.8% decreased from 35.2% for the same period in 2011. The decrease was primarily attributed to the effect on revenue of certain large projects that have shipped from backlog at low margins.
Operating income for the three months ended June 30, 2012 increased by $8.4 million, or 9.7%, as compared with the same period in 2011. The increase included negative currency effects of approximately $8 million. The increase was due primarily to decreased SG&A of $4.2 million and increased gross profit of $3.7 million. The decrease in SG&A included the impact of a $3.9 million Spanish regulatory penalty in the second quarter of 2011 that did not recur.

Operating income for the six months ended June 30, 2012 increased by $8.8 million, or 4.9%, as compared with the same period in 2011. The increase included negative currency effects of approximately $12 million. The increase was due primarily to decreased SG&A of $9.1 million, partially offset by decreased gross profit of $1.1 million. The decrease in SG&A included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012, partially offset by increased selling-related expenses.
Backlog of $1,577.3 million at June 30, 2012 increased by $135.7 million, or 9.4%, as compared with December 31, 2011. Currency effects provided a decrease of approximately $13 million. Backlog at June 30, 2012 and December 31, 2011 included $19.0 million and $19.9 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$242.9	$228.8
Sales	231.7	224.5
Gross profit	55.8	44.2
Gross profit margin	24.1%	19.7%
Segment operating income	23.8	9.6
Segment operating income as a percentage of sales	10.3%	4.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$474.8	$453.7
Sales	444.9	400.8
Gross profit	105.4	89.5
Gross profit margin	23.7%	22.3%
Segment operating income	41.2	22.7
Segment operating income as a percentage of sales	9.3%	5.7%

Bookings for the three months ended June 30, 2012 increased by $14.1 million, or 6.2%, as compared with the same period in 2011. This increase included negative currency effects of approximately $13 million. The increase was primarily driven by increased customer bookings in the general and chemical industries. Increased bookings of $15.3 million into Asia Pacific and $10.2 million into North America were partially offset by a decrease of $3.9 million (including negative currency impacts of approximately $4 million) into Europe. The increase was more heavily weighted towards original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $5.0 million.
Bookings for the six months ended June 30, 2012 increased by $21.1 million, or 4.7%, as compared with the same period in 2011. This increase included negative currency effects of approximately $17 million. The increase was primarily driven by increased customer bookings in the chemical, oil and gas and general industries, partially offset by the water management industry. Increased bookings of $26.4 million into North America and $13.0 million into Latin America were partially offset by a decrease of $15.4 million into Europe. The increase was more heavily weighted towards original equipment customer bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.9 million.
Sales for the three months ended June 30, 2012 increased by $7.2 million, or 3.2%, as compared with the same period in 2011. The increase included negative currency effects of approximately $14 million. The increase was equally driven by increased customer original equipment and aftermarket sales. Increased sales of $10.0 million into North America and $4.3 million (including negative currency impacts of approximately $3 million) into the Middle East were partially offset by a decrease of $10.5 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $2.7 million.

Sales for the six months ended June 30, 2012 increased by $44.1 million, or 11.0%, as compared with the same period in 2011. The increase included negative currency effects of approximately $17 million. The increase in customer sales was more heavily weighted towards original equipment sales. The increase was primarily driven by increased sales of $27.6 million into North America and $16.1 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.7 million.
Gross profit for the three months ended June 30, 2012 increased by $11.6 million, or 26.2%, as compared with the same period in 2011. Gross profit margin for the three months ended June 30, 2012 of 24.1% increased from 19.7% for the same period in 2011. The increase was primarily attributable to $7.1 million of IPD recovery plan realignment charges incurred in the second quarter of 2011.
Gross profit for the six months ended June 30, 2012 increased by $15.9 million, or 17.8%, as compared with the same period in 2011. Gross profit margin for the six months ended June 30, 2012 of 23.7% increased from 22.3% for the same period in 2011. The increase was primarily attributable to $7.1 million of IPD recovery plan realignment charges incurred in the second quarter of 2011.
Operating income for the three months ended June 30, 2012 increased by $14.2 million, or 147.9%, as compared with the same period in 2011. The increase included negative currency effects of approximately $2 million. The increase was due to the $11.6 million increase in gross profit discussed above and a $2.6 million decrease in SG&A.
Operating income for the six months ended June 30, 2012 increased by 18.5 million, or 81.5%, as compared with the same period in 2011. The increase included negative currency effects of approximately $2 million. The increase was due to the $15.9 million increase in gross profit discussed above and a $2.5 million decrease in SG&A.
Backlog of $590.2 million at June 30, 2012 increased by $22.4 million, or 3.9%, as compared with December 31, 2011. Currency effects provided a decrease of approximately $8 million. Backlog at June 30, 2012 and December 31, 2011 included $59.3 million and $56.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 59 manufacturing facilities and QRCs in 25 countries around the world, with five of its 25 manufacturing operations located in the U.S. and 13 located in Europe. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$411.6	$440.0
Sales	401.5	387.1
Gross profit	132.3	131.9
Gross profit margin	33.0%	34.1%
Segment operating income	60.4	59.9
Segment operating income as a percentage of sales	15.0%	15.5%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$791.6	$817.3
Sales	765.4	724.7
Gross profit	259.5	247.5
Gross profit margin	33.9%	34.2%
Segment operating income	116.0	107.5
Segment operating income as a percentage of sales	15.2%	14.8%

Bookings for the three months ended June 30, 2012 decreased $28.4 million, or 6.5%, as compared with the same period in 2011. The decrease included negative currency effects of approximately $26 million. The decrease in customer bookings was primarily attributable to the chemical, general and oil and gas industries, partially offset by an increase in the power generation industry. Decreased customer bookings of $44.1 million (including negative currency impacts of approximately $12 million) into Europe and $11.4 million into Latin America were partially offset by increases of $26.7 million into the Middle East and $5.4 million into North America. The decrease was driven by reduced original equipment bookings.
Bookings for the six months ended June 30, 2012 decreased $25.7 million, or 3.1%, as compared with the same period in 2011. The decrease included negative currency effects of approximately $33 million. The decrease in customer bookings was primarily attributable to the general and oil and gas industries, partially offset by an increase in the power generation industry. Decreased customer bookings of $58.1 million (including negative currency impacts of approximately $16 million) into Europe and $7.4 million into Latin America were partially offset by increases of $38.5 million into the Middle East and $11.5 million into North America. The decrease was driven by reduced original equipment bookings.
Sales for the three months ended June 30, 2012 increased $14.4 million, or 3.7%, as compared with the same period in 2011. The increase included negative currency effects of approximately $28 million. The increase was primarily driven by customer original equipment sales and was primarily attributable to growth in the oil and gas and chemical industries. Increased sales of $22.5 million (including negative currency impacts of approximately $7 million) into Asia Pacific, $11.5 million into North America and $7.3 million into Latin America were partially offset by decreases of $16.7 million (including negative currency impacts of approximately $13 million) into Europe and $10.0 million into the Middle East.
Sales for the six months ended June 30, 2012 increased $40.7 million, or 5.6%, as compared with the same period in 2011. The increase included negative currency effects of approximately $36 million. The increase was primarily driven by customer original equipment sales and was primarily attributable to growth in the oil and gas industry. Increased sales of $42.3 million (including negative currency impacts of approximately $8 million) into Asia Pacific, $25.5 million into North America and $21.2 million into Latin America were partially offset by decreases of $21.6 million (including negative currency impacts of approximately $18 million) into Europe and $19.3 million into the Middle East.
Gross profit for the three months ended June 30, 2012 increased $0.4 million or 0.3%, as compared with the same period in 2011. Gross profit margin for the three months ended June 30, 2012 of 33.0% decreased from 34.1% for the same period in 2011. The decrease was attributable to a shift in product line mix and a less favorable sales mix between original equipment and aftermarket.
Gross profit for the six months ended June 30, 2012 increased by $12.0 million, or 4.8%, as compared with the same period in 2011. Gross profit margin for the six months ended June 30, 2012 of 33.9% decreased from 34.2% for the same period in 2011. The decrease was attributable to a shift in product line mix and a less favorable sales mix between original equipment and aftermarket.
Operating income for the three months ended June 30, 2012 increased by $0.5 million, or 0.8%, as compared with the same period in 2011. The increase included negative currency effects of approximately $4 million. The increase was primarily attributable to the slightly improved gross profit, as well as SG&A leverage.
Operating income for the six months ended June 30, 2012 increased by $8.5 million, or 7.9%, as compared with the same period in 2011. The increase included negative currency effects of approximately $6 million. The increase was principally attributable to the $12.0 million increase in gross profit as discussed above, partially offset by $3.0 million increase in SG&A. Increased SG&A was primarily attributable to increased selling and research and development costs.
Backlog of $775.8 million at June 30, 2012 increased by $15.9 million, or 2.1%, as compared with December 31, 2011. Currency effects provided a decrease of approximately $9 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2012	2011
Net cash flows provided (used) by operating activities	$60.4	$(237.8)
Net cash flows used by investing activities	(54.6)	(45.7)
Net cash flows used by financing activities	(167.2)	(62.9)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2012 was $175.2 million, as compared with $337.4 million at December 31, 2011.

Our cash balance decreased by $162.2 million to $175.2 million as of June 30, 2012 as compared with December 31, 2011. The cash used in the first half of 2012 included $432.9 million of share repurchases, the funding of increased working capital requirements discussed below, $56.9 million in capital expenditures and $37.1 million in dividend payments, partially offset by $300.0 million of proceeds from short-term financing arrangements.
For the six months ended June 30, 2012, our cash provided by operating activities was $60.4 million as compared with a use of $237.8 million for the same period in 2011, and provided cash to support short-term and cyclical working capital needs. Working capital increased for the six months ended June 30, 2012, due primarily to higher inventory of $155.7 million and lower accounts payable of $46.8 million. Working capital increased for the six months ended June 30, 2011, due primarily to higher inventory of $161.3 million and higher accounts receivable of $121.5 million.
Increases in accounts receivable used $13.3 million of cash flow for the six months ended June 30, 2012, as compared with a use of cash of $121.5 million for the same period in 2011. The increase was primarily attributable to the increase in sales during the period, partially offset by the collection of payments from certain EPC firms and end-users resulting from the resolution of certain previous shipment delays and disputes over project documentation that were outstanding as of December 31, 2011. As of June 30, 2012, our days’ sales outstanding ("DSO") was 81 days as compared with 80 days as of June 30, 2011. For reference purposes based on 2012 sales, an improvement of one day could provide approximately $13 million in cash flow. We have not experienced a significant increase in customer payment defaults.
Increases in inventory used $155.7 million of cash flow for the six months ended June 30, 2012 as compared with $161.3 million for the same period in 2011. The increase was primarily due to cyclically higher raw material and work in process inventory to support higher end of period backlog and certain shipment delays. Inventory turns were 2.8 times as of both June 30, 2012 and June 30, 2011. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2012 data, an improvement of one-tenth of a turn could yield approximately $30.4 million in cash flow. We continue to work through isolated execution issues, which have contributed to the shipment delays mentioned above, and work with our customers to finalize the shipment of backlog and the collection of accounts receivable.
Decreases in accounts payable used $46.8 million of cash flow for the six months ended June 30, 2012 as compared with $114.8 million for the same period in 2011. The reduction in 2012 was primarily due to accounts payable balances related to certain inventory and equipment purchases and corporate-level expenses at December 31, 2010 that required payment during the first quarter of 2011 based on contractual payment terms, that did not recur in the same period in 2012.
Cash flows used by investing activities during the six months ended June 30, 2012 were $54.6 million as compared with $45.7 million for the same period in 2011. Capital expenditures during the six months ended June 30, 2012 were $56.9 million, an increase of $8.4 million as compared with the same period in 2011. In 2012, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities and are expected to be between $125 million and $135 million, before consideration of any potential acquisition activity.
Cash flows used by financing activities during the six months ended June 30, 2012 were $167.2 million as compared with $62.9 million for the same period in 2011. Cash outflows during the six months ended June 30, 2012 resulted primarily from the repurchase of $432.9 million of common shares (including the $300.0 million ASR Program payment), $37.1 million of dividend payments and $12.5 million for payments of long-term debt, partially offset by net proceeds from short-term financing of $300.0 million and $10.9 million in excess tax benefits from stock-based compensation activity. Cash outflows for the same period in 2011 resulted primarily from the payment of $34.0 million in dividends, $26.0 million for the repurchase of common shares, and $12.5 million for payments of long-term debt.
Approximately 3% of our term loan is due to mature in the remainder of 2012 and 11% in 2013. As noted above, our term loan and our revolving line of credit both mature in December 2015. After the effects of $325.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at June 30, 2012. As of June 30, 2012, we had a borrowing capacity of $294.6 million on our $500.0 million revolving credit facility (including outstanding letters of credit), and we had net available capacity under the European LOC Facility of €46.6 million ($59.0 million). Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.
During the six months ended June 30, 2012 and 2011, we contributed $7.0 million and $3.0 million, respectively, to our U.S. pension plan. At December 31, 2011, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we currently anticipate our contribution to our U.S. pension plan in 2012 will be between approximately $10 million and $20 million, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At June 30, 2012, $157.5 million of our total cash balance of $175.2 million was held by foreign subsidiaries, $120.1 million of which we consider permanently reinvested outside the U.S. Based on the expected 2012 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations. However, in the event this cash is needed to fund domestic operations, we estimate the $120.1 million could be repatriated without resulting in a material tax liability.
Considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit facility and our existing cash balance will be sufficient to meet our cash needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See "Cautionary Note Regarding Forward-Looking Statements" below.
On May 31, 2012, we announced that our Board of Directors endorsed an updated capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle, versus then-current gross leverage ratio of 0.7x; and (ii) an expanded share repurchase program of $1.0 billion, including approximately $233 million remaining under the previous repurchase authorization. The expanded share repurchase program includes amounts incremental to our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders, which we intend to maintain after attaining the announced target leverage ratio. While we intend to adhere to this policy for the foreseeable future, any future returns of cash, whether through any combination of dividends or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities at the time and market conditions.
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an ASR Program with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. The ASR Program was funded through a combination of cash on hand, existing capacity on our revolving credit facility and proceeds from a new $250.0 million Bridge Loan, which is described in further detail in Note 5 to our condensed consolidated financial statements included in this Quarterly Report. We are currently evaluating various debt financing alternatives to further implement our new capital structure strategy.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our ASR Program, share repurchase program and payments of quarterly dividends on our common stock.
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
Financing
Credit Facilities
A discussion of our credit facilities, including amounts outstanding and applicable interest rates, and our European LOC facility is included in Note 5 to our condensed consolidated financial statements included in this Quarterly Report.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Credit Facilities. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.
See Note 11 to our consolidated financial statements included in our 2011 Annual Report for a comprehensive discussion of our credit facilities and covenants related to those facilities and our European LOC facility. We complied with all covenants through June 30, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2011 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2012, include:

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

•	our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-For-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	access to public and private sources of debt financing;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and

•	obligations under our defined benefit pension plans.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At June 30, 2012, after the effect of interest rate swaps, we had $437.5 million of variable rate debt obligations outstanding under our Credit Facilities and the Bridge Loan with a weighted average interest rate of 2.38%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $2.2 million for the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, we had $325.0 and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2014.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(58.7) million and $27.3 million for the three months ended June 30, 2012 and 2011, respectively, and $(23.6) million and $76.1 million for the six months ended June 30, 2012 and 2011, respectively, which are included in our other comprehensive (expense) income.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2012, we had a U.S. dollar equivalent of $535.6 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $481.2 million at December 31, 2011. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(8.3) million and $5.4 million for the three months ended June 30, 2012 and 2011, respectively, and $(13.0) million and $14.1 million for the six months ended June 30, 2012 and 2011, respectively, which are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2012, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2012 would have impacted our net earnings by approximately $14 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a comprehensive discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended June 30, 2012, inclusive of the 2,260,738 initial share delivery under the ASR Program, we repurchased a total of 3,307,003 shares of our common stock for $350.8 million (representing an average cost of $106.09 per share). As of June 30, 2012, we have $624.7 million of remaining capacity under our current share repurchase program, which reflects the full $300.0 million value of the ASR Program, which will conclude by the end of 2012. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	271	(1)	$115.69	—	$278.0
May 1 - 31	331,294	(2)	107.63	330,000	1,000.0
June 1 - 30	2,977,017	(3)	105.92	2,977,003	624.7	(4)
Total	3,308,582		$106.09	3,307,003
__________________________________

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $115.69.

(2)
Includes 158 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $107.92, and includes 1,136 shares purchased at a price of $111.35 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)
Includes 2,260,738 shares that were initially delivered as part of our ASR Program at a price per share of $106.16 and 14 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $114.75.

(4)
Reflects the full impact of the ASR Program, under which we agreed to repurchase $300.0 million of our common stock. As of June 30, 2012 and as reflected in the table, 2,260,738 shares had been delivered under the ASR Program, representing 80% of the program's value at inception.

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

FLOWSERVE CORPORATION

Date:	July 30, 2012	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2012	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.1+	Restated Certificate of Incorporation of Flowserve Corporation.

3.2+	Flowserve Corporation By-Laws, as amended and restated effective May 18, 2012.

10.1
Accelerated Share Repurchase Agreement, dated June 14, 2012, between Flowserve Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 18, 2012).

10.2
Bridge Loan Agreement, dated June 15, 2012, among Flowserve Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and other lenders referred to therein (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated June 18, 2012).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.