Form 10-Q
period 2012-09-30
FLOWSERVE CORP
filed 2012-10-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 23, 2012, there were 49,984,225 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2012 and 2011 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2012 and 2011 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and 2011 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	32
Item 4. Controls and Procedures.	32

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	33
Item 1A. Risk Factors.	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	33
Item 5. Other Information.	33
Item 6. Exhibits.	33
SIGNATURES	33
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2012	2011
Sales	$1,165,923	$1,121,813
Cost of sales	(776,319)	(745,227)
Gross profit	389,604	376,586
Selling, general and administrative expense	(227,797)	(225,996)
Net earnings from affiliates	3,899	4,367
Operating income	165,706	154,957
Interest expense	(12,144)	(8,544)
Interest income	208	216
Other expense, net	(9,167)	(6,621)
Earnings before income taxes	144,603	140,008
Provision for income taxes	(37,769)	(32,052)
Net earnings, including noncontrolling interests	106,834	107,956
Less: Net earnings attributable to noncontrolling interests	(538)	(185)
Net earnings attributable to Flowserve Corporation	$106,296	$107,771
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.09	$1.94
Diluted	2.07	1.92
Cash dividends declared per share	$0.36	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2012	2011
Net earnings, including noncontrolling interests	$106,834	$107,956
Other comprehensive income (expense):
Foreign currency translation adjustments, net of taxes of $(19,147) and $61,131, respectively	31,641	(107,740)
Pension and other postretirement effects, net of taxes of $(463) and $(1,302), respectively	180	2,797
Cash flow hedging activity, net of taxes of $(130) and $293, respectively	215	(516)
Other comprehensive income (expense)	32,036	(105,459)
Comprehensive income, including noncontrolling interests	138,870	2,497
Comprehensive (income) loss attributable to noncontrolling interests	(700)	110
Comprehensive income attributable to Flowserve Corporation	$138,170	$2,607

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2012	2011
Sales	$3,423,128	$3,244,772
Cost of sales	(2,289,739)	(2,151,153)
Gross profit	1,133,389	1,093,619
Selling, general and administrative expense	(673,578)	(681,618)
Net earnings from affiliates	13,214	13,314
Operating income	473,025	425,315
Interest expense	(29,876)	(26,684)
Interest income	727	1,100
Other (expense) income, net	(22,151)	7,852
Earnings before income taxes	421,725	407,583
Provision for income taxes	(112,864)	(103,908)
Net earnings, including noncontrolling interests	308,861	303,675
Less: Net earnings attributable to noncontrolling interests	(2,124)	(191)
Net earnings attributable to Flowserve Corporation	$306,737	$303,484
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$5.77	$5.45
Diluted	5.73	5.40
Cash dividends declared per share	$1.08	$0.96

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2012	2011
Net earnings, including noncontrolling interests	$308,861	$303,675
Other comprehensive income (expense):
Foreign currency translation adjustments, net of taxes of $(4,891) and $17,944, respectively	8,082	(31,625)
Pension and other postretirement effects, net of taxes of $(2,125) and $(1,946), respectively	2,726	3,256
Cash flow hedging activity, net of taxes of $29 and $539, respectively	(89)	(945)
Other comprehensive income (expense)	10,719	(29,314)
Comprehensive income, including noncontrolling interests	319,580	274,361
Comprehensive income attributable to noncontrolling interests	(2,173)	(322)
Comprehensive income attributable to Flowserve Corporation	$317,407	$274,039

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share data)	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$217,420	$337,356
Accounts receivable, net of allowance for doubtful accounts of $21,546 and $20,351, respectively	1,105,641	1,060,249
Inventories, net	1,155,725	1,008,379
Deferred taxes	128,611	121,905
Prepaid expenses and other	113,673	100,465
Total current assets	2,721,070	2,628,354
Property, plant and equipment, net of accumulated depreciation of $767,392 and $719,992, respectively	605,360	598,746
Goodwill	1,047,729	1,045,077
Deferred taxes	19,659	17,843
Other intangible assets, net	151,891	163,482
Other assets, net	198,039	169,112
Total assets	$4,743,748	$4,622,614

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$516,500	$597,342
Accrued liabilities	836,330	808,601
Debt due within one year	48,861	53,623
Deferred taxes	8,748	10,755
Total current liabilities	1,410,439	1,470,321
Long-term debt due after one year	879,135	451,593
Retirement obligations and other liabilities	426,949	422,470
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized – 120,000
Shares issued – 58,931 and 58,931, respectively
Capital in excess of par value	548,748	621,083
Retained earnings	2,455,401	2,205,524
	3,077,813	2,900,271
Treasury shares, at cost – 8,901 and 5,025 shares, respectively	(866,289)	(424,052)
Deferred compensation obligation	10,711	9,691
Accumulated other comprehensive loss	(205,427)	(216,097)
Total Flowserve Corporation shareholders’ equity	2,016,808	2,269,813
Noncontrolling interest	10,417	8,417
Total equity	2,027,225	2,278,230
Total liabilities and equity	$4,743,748	$4,622,614

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2012	2011
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$308,861	$303,675
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	66,027	67,166
Amortization of intangible and other assets	14,751	12,385
Loss on early extinguishment of debt	1,293	—
Net gain on disposition of assets	(10,461)	(484)
Excess tax benefits from stock-based compensation arrangements	(11,056)	(5,201)
Stock-based compensation	25,942	23,655
Net earnings from affiliates, net of dividends received	(5,798)	472
Change in assets and liabilities:
Accounts receivable, net	(45,566)	(201,636)
Inventories, net	(149,254)	(206,079)
Prepaid expenses and other	(8,968)	(21,606)
Other assets, net	(11,609)	(2,019)
Accounts payable	(75,169)	(101,671)
Accrued liabilities and income taxes payable	26,057	(43,648)
Retirement obligations and other liabilities	(6,737)	13,635
Net deferred taxes	4,251	11,271
Net cash flows provided (used) by operating activities	122,564	(150,085)
Cash flows – Investing activities:
Capital expenditures	(84,180)	(71,164)
Proceeds from disposal of assets	11,473	3,530
Payments for acquisitions, net of cash acquired	(3,996)	(890)
Affiliate investing activity	(3,825)	—
Net cash flows used by investing activities	(80,528)	(68,524)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	11,056	5,201
Payments on long-term debt	(475,000)	(18,750)
Proceeds from issuance of senior notes	498,075	—
Proceeds from issuance of long-term debt	400,000	—
Proceeds from short-term financing	475,000	—
Payments on short-term financing	(475,000)	—
Borrowings (payments) under other financing arrangements, net	294	(1,747)
Repurchases of common shares	(533,864)	(41,088)
Payments of dividends	(55,569)	(51,794)
Payments of deferred loan costs	(9,657)	—
Other	(248)	(1,858)
Net cash flows used by financing activities	(164,913)	(110,036)
Effect of exchange rate changes on cash	2,941	(1,049)
Net change in cash and cash equivalents	(119,936)	(329,694)
Cash and cash equivalents at beginning of period	337,356	557,579
Cash and cash equivalents at end of period	$217,420	$227,885

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2012, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report").
European Sovereign Debt Crisis – At September 30, 2012, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in our 2011 Annual Report. Other than broad, macro-level economic impacts, including foreign exchange rate impacts, we did not experience any direct or measurable disruptions during the three and nine months ended September 30, 2012 related to the European sovereign debt. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy.
Events in North Africa and Middle East – As previously disclosed in our 2011 Annual Report, during 2011, political and economic conditions in North Africa caused us to experience shipment delays to this region. For the three and nine months ended September 30, 2012, there was no impact to operating income due to delayed shipments to this region. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2012, are detailed in Note 1 to our consolidated financial statements included in our 2011 Annual Report.
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
In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. Unless an entity determines that it is more likely than not that the fair value of such an asset is less than its carrying amount, it would not need to calculate the fair value of the asset in that year. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 will not have an impact on our consolidated financial condition and results of operations.

2.	Acquisition
Lawrence Pumps, Inc.
As discussed in Note 2 to our consolidated financial statements included in our 2011 Annual Report, effective October 28, 2011, we acquired for inclusion in Engineered Product Division ("EPD"), 100% of Lawrence Pumps, Inc ("LPI"), a privately-owned, U.S.-based pump manufacturer. The final purchase price of $88.2 million reflects immaterial adjustments to goodwill and current liabilities during the nine months ended September 30, 2012. LPI specializes in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. No pro forma financial information has been presented due to immateriality.

3.	Stock-Based Compensation Plans
We established the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan") effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,149,479 were available for issuance as of September 30, 2012. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the "2004 Plan"), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 275,945 were available for issuance as of September 30, 2012. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $38.7 million and $27.0 million at September 30, 2012 and December 31, 2011, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2012 and 2011 was $0.1 million and $0.2 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2012 and 2011 was $36.4 million and $35.0 million, respectively.
We recorded stock-based compensation expense of $6.9 million ($10.5 million pre-tax) and $4.9 million ($7.4 million pre-tax) for the three months ended September 30, 2012 and 2011, respectively. We recorded stock-based compensation expense of $17.1 million ($25.9 million pre-tax) and $15.9 million ($23.7 million pre-tax) for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2012	1,052,199	$84.62
Granted	355,417	115.54
Vested	(576,648)	63.04
Cancelled	(28,750)	115.12
Outstanding - September 30, 2012	802,218	$112.74
Unvested Restricted Shares outstanding as of September 30, 2012, includes approximately 325,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2010 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 644,000 shares based on performance targets. As of September 30, 2012, we estimate vesting of approximately 502,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2011 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At September 30, 2012 and December 31, 2011, we had $571.2 million and $481.2 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At September 30, 2012, the length of forward exchange contracts currently in place ranged from one day to 15 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2012 and December 31, 2011, we had $300.0 million and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2012, the maximum remaining length of any interest rate swap contract in place was approximately 33 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. If necessary, we would adjust the values of our derivative contracts for our or our counterparties’ credit risks. We have not experienced credit losses from our counterparties.
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Current derivative assets	$3,995	$2,330
Noncurrent derivative assets	250	10
Current derivative liabilities	7,339	11,196
Noncurrent derivative liabilities	15	516

The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Current derivative assets	$—	$33
Noncurrent derivative assets	—	71
Current derivative liabilities	1,598	761
Noncurrent derivative liabilities	564	547
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
(Loss) gain recognized in income	$(855)	$(9,892)	$(6,496)	$211

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(237)	$(396)	$(636)	$(1,203)
Loss recognized in other comprehensive income, net of tax	(22)	(912)	(725)	(2,149)
Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other (expense) income, net, and interest expense, respectively. At September 30, 2012, we expect to recognize losses of $1.1 million, net of deferred taxes, into earnings in the next twelve months related to interest rate swap agreements based on their fair values at September 30, 2012.

5.	Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2012	2011
3.50% Senior Notes due September 15, 2022 (net of unamortized discount)	$498,084	$—
Term Loan Facility, interest rate of 1.86% at September 30, 2012	400,000	—
Prior Term Loan Facility, interest rate of 2.58% at December 31, 2011	—	475,000
Capital lease obligations and other borrowings	29,912	30,216
Debt and capital lease obligations	927,996	505,216
Less amounts due within one year	48,861	53,623
Total debt due after one year	$879,135	$451,593

Senior Notes
On September 11, 2012, we completed a public offering of $500.0 million in aggregate principal amount of senior notes due September 15, 2022 ("Senior Notes"). The Senior Notes bear an interest rate of 3.50% per year, payable on March 15 and September 15 of each year, commencing on March 15, 2013. The Senior Notes were priced at 99.615% of par value, reflecting a discount to the aggregate principal amount.
At any time prior to June 15, 2022, we have the right to redeem the Senior Notes, in whole or in part, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the Senior Notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed discounted to the redemption date on a semi-annual basis, at the applicable Treasury Rate plus 30 basis points. In addition, at any time on or after June 15, 2022, we may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed to the redemption date.
The Senior Notes are unsecured and are jointly and severally and fully and unconditionally guaranteed by certain of our domestic subsidiaries that are guarantors under our primary credit facility. The guarantees will be automatically and unconditionally released and discharged when: the subsidiary is sold or sells all of its assets; the requirement for legal or covenant defeasance or to discharge our obligations has been satisfied; or upon the delivery of an officer's certificate to the trustee that such guarantor does not guarantee our obligations under our primary bank credit facility. The Senior Notes rank equally in right of payment with all of our other unsecured indebtedness.
We used a portion of the net proceeds of the Senior Notes offering to repay the $250.0 million outstanding principal balance on the Bridge Loan (described below). We used the remaining portion of the net proceeds for general corporate purposes, including repayment of the outstanding balance on the Prior Revolving Credit Facility (described below) and the repurchase of shares of our common stock (as discussed in Note 13).

Senior Credit Facility
On August 20, 2012, we entered into a credit agreement with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the “Lenders”), providing for term debt and a revolving credit facility. The credit agreement provides for an aggregate commitment of $1.25 billion, including a $400.0 million term loan facility with a maturity date of August 20, 2017 (“Term Loan Facility”) and an $850.0 million revolving credit facility with a maturity date of August 20, 2017 (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The Revolving Credit Facility includes a $300.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $250.0 million. Our obligations under the Senior Credit Facility are guaranteed by certain of our domestic subsidiaries. The Lenders have agreed to release such guarantees if we achieve certain credit ratings. We had not achieved these ratings as of September 30, 2012.
We used all of the $400.0 million proceeds advanced under the Term Loan Facility, along with approximately $217 million advanced under the Revolving Credit Facility, to repay all outstanding indebtedness under our then-existing term loan ("Prior Term Loan Facility") and revolving credit facility (“Prior Revolving Credit Facility”) pursuant to our then-existing credit agreement dated as of December 14, 2010, as amended (the “Prior Credit Agreement”). In connection with this repayment, our outstanding letters of credit under the Prior Credit Agreement were transferred to the Revolving Credit Facility, and we terminated the Prior Credit Agreement on August 20, 2012. Future borrowings under the Revolving Credit Facility will be subject to various conditions, including the absence of any default under the Senior Credit Facility.
At September 30, 2012 and December 31, 2011, we had no amounts outstanding under the Revolving Credit Facility or the Prior Revolving Credit Facility, respectively. We had outstanding letters of credit of $156.3 million and $147.4 million at September 30, 2012 and December 31, 2011, respectively, which reduced our borrowing capacity under the Revolving Credit Facility and Prior Revolving Credit Facility to $693.7 million and $352.6 million, respectively.
The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. The Senior Credit Facility also contains covenants requiring us to deliver certificates of compliance to the Lenders regarding our financial statements for each fiscal quarter and fiscal year. The Senior Credit Facility requires us to have a maximum permitted leverage ratio of 3.25 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility) and a minimum interest coverage of 3.25 times Consolidated EBITDA to total interest expense. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.225% during the period ended September 30, 2012. During the nine months ended September 30, 2012, we made scheduled repayments of $12.5 million under our Prior Credit Agreement. We made no mandatory repayment or optional payments under the Prior Credit Agreement as of September 30, 2012, with the exception of the repayment of all outstanding indebtedness under the Prior Credit Agreement at August 20, 2012 with proceeds advanced under the Senior Credit Facility. We have scheduled repayments of $5.0 million due in each of the next four quarters under our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $300.0 million of notional amount of interest rate swaps at September 30, 2012 to hedge exposure to floating interest rates.

Bridge Loan
On June 15, 2012, we entered into a loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, providing for a term loan with an aggregate commitment of $250.0 million for a term of 364 days (“Bridge Loan”). The proceeds from the Bridge Loan were used to fund our share repurchase program described in Note 13 to our condensed consolidated financial statements included in this Quarterly Report. The Bridge Loan was repaid in its entirety in the third quarter of 2012 using a portion of the net proceeds from the Senior Notes offering.

European Letter of Credit Facilities
On October 30, 2009, we entered into a 364-day unsecured European Letter of Credit Facility ("European LOC Facility") with an initial commitment of €125.0 million. The European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the European LOC Facility in October 2012 for an additional 364-day period and amended certain provisions to conform to those in our Senior Credit Facility and Senior Notes. We had outstanding letters of credit drawn on the European LOC Facility of €62.0 million ($79.7 million) and €81.0 million ($105.0 million) as of September 30, 2012 and December 31, 2011, respectively.
Our ability to issue additional letters of credit under our previous European Letter of Credit Facility ("Old European LOC Facility"), which had a commitment of €110.0 million, expired November 9, 2009. We had outstanding letters of credit written against the Old European LOC Facility of €3.4 million ($4.4 million) and €12.2 million ($15.8 million) as of September 30, 2012 and December 31, 2011, respectively.
Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. After consideration of outstanding commitments under both facilities, the available capacity under the European LOC Facility was €122.7 million ($157.8 million) as of September 30, 2012, of which €62.0 million ($79.7 million) has been utilized.

6.	Supplemental Guarantor Financial Information
On September 11, 2012, we completed a public offering of Senior Notes that are fully and unconditionally and jointly and severally guaranteed by certain of our 100% owned domestic subsidiaries. In accordance with Rule 3−10 of Regulation S−X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of Flowserve Corporation (referred to as “Parent” for the purpose of this note only) on a Parent−only (Issuer) basis, the combined guarantor subsidiaries on a guarantor−only basis, the combined non-guarantor subsidiaries on a non-guarantor-only basis and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries have been accounted for using the equity method for this presentation.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$444,206	$807,668	$(85,951)	$1,165,923
Cost of sales	—	(290,892)	(571,378)	85,951	(776,319)
Gross profit	—	153,314	236,290	—	389,604
Selling, general and administrative expense	325	(95,054)	(133,068)	—	(227,797)
Net earnings from affiliates	—	1,199	2,700	—	3,899
Net earnings from consolidated subsidiaries, net of tax	109,165	60,848	—	(170,013)	—
Operating income	109,490	120,307	105,922	(170,013)	165,706
Interest expense, net	(4,428)	(4,958)	(2,550)	—	(11,936)
Other expense, net	—	(1,176)	(7,991)	—	(9,167)
Earnings before income taxes	105,062	114,173	95,381	(170,013)	144,603
Provision for income taxes	1,234	(5,008)	(33,995)	—	(37,769)
Net earnings, including noncontrolling interests	106,296	109,165	61,386	(170,013)	106,834
Less: Net earnings attributable to noncontrolling interests	—	—	(538)	—	(538)
Net earnings attributable to Flowserve Corporation	$106,296	$109,165	$60,848	$(170,013)	$106,296
Comprehensive income attributable to Flowserve Corporation	$138,170	$140,824	$90,871	$(231,695)	$138,170

	Three Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$428,789	$779,744	$(86,720)	$1,121,813
Cost of sales	—	(271,212)	(560,735)	86,720	(745,227)
Gross profit	—	157,577	219,009	—	376,586
Selling, general and administrative expense	(383)	(94,200)	(131,413)	—	(225,996)
Net earnings from affiliates	—	1,030	3,337	—	4,367
Net earnings from consolidated subsidiaries, net of tax	108,197	61,396	—	(169,593)	—
Operating income	107,814	125,803	90,933	(169,593)	154,957
Interest expense, net	(230)	(4,693)	(3,405)	—	(8,328)
Other expense, net	—	(1,508)	(5,113)	—	(6,621)
Earnings before income taxes	107,584	119,602	82,415	(169,593)	140,008
Provision for income taxes	187	(11,405)	(20,834)	—	(32,052)
Net earnings, including noncontrolling interests	107,771	108,197	61,581	(169,593)	107,956
Less: Net earnings attributable to noncontrolling interests	—	—	(185)	—	(185)
Net earnings attributable to Flowserve Corporation	$107,771	$108,197	$61,396	$(169,593)	$107,771
Comprehensive income attributable to Flowserve Corporation	$2,607	$3,546	$(44,838)	$41,292	$2,607

	Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,337,117	$2,343,241	$(257,230)	$3,423,128
Cost of sales	—	(880,848)	(1,666,121)	257,230	(2,289,739)
Gross profit	—	456,269	677,120	—	1,133,389
Selling, general and administrative expense	(2,655)	(290,428)	(380,495)	—	(673,578)
Net earnings from affiliates	—	3,154	10,060	—	13,214
Net earnings from consolidated subsidiaries, net of tax	312,681	195,451	—	(508,132)	—
Operating income	310,026	364,446	306,685	(508,132)	473,025
Interest expense, net	(5,776)	(14,334)	(9,039)	—	(29,149)
Other income (expense), net	—	673	(22,824)	—	(22,151)
Earnings before income taxes	304,250	350,785	274,822	(508,132)	421,725
Provision for income taxes	2,487	(38,104)	(77,247)	—	(112,864)
Net earnings, including noncontrolling interests	306,737	312,681	197,575	(508,132)	308,861
Less: Net earnings attributable to noncontrolling interests	—	—	(2,124)	—	(2,124)
Net earnings attributable to Flowserve Corporation	$306,737	$312,681	$195,451	$(508,132)	$306,737
Comprehensive income attributable to Flowserve Corporation	$317,407	$323,427	$202,268	$(525,695)	$317,407

	Nine Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,264,002	$2,228,441	$(247,671)	$3,244,772
Cost of sales	—	(808,936)	(1,589,888)	247,671	(2,151,153)
Gross profit	—	455,066	638,553	—	1,093,619
Selling, general and administrative expense	(4,417)	(274,034)	(403,167)	—	(681,618)
Net earnings from affiliates	—	3,072	10,242	—	13,314
Net earnings from consolidated subsidiaries, net of tax	307,808	186,215	—	(494,023)	—
Operating income	303,391	370,319	245,628	(494,023)	425,315
Interest expense, net	(874)	(13,466)	(11,244)	—	(25,584)
Other (expense) income, net	—	(4,280)	12,132	—	7,852
Earnings before income taxes	302,517	352,573	246,516	(494,023)	407,583
Provision for income taxes	967	(44,765)	(60,110)	—	(103,908)
Net earnings, including noncontrolling interests	303,484	307,808	186,406	(494,023)	303,675
Less: Net earnings attributable to noncontrolling interests	—	—	(191)	—	(191)
Net earnings attributable to Flowserve Corporation	$303,484	$307,808	$186,215	$(494,023)	$303,484
Comprehensive income attributable to Flowserve Corporation	$274,039	$279,308	$153,932	$(433,240)	$274,039

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,808	$—	$193,612	$—	$217,420
Accounts receivable, net	—	264,717	840,924	—	1,105,641
Intercompany receivables	13,217	136,812	37,632	(187,661)	—
Inventories, net	—	382,732	772,993	—	1,155,725
Other current assets, net	2,037	135,061	105,186	—	242,284
Total current assets	39,062	919,322	1,950,347	(187,661)	2,721,070
Property, plant and equipment, net	—	192,058	413,302	—	605,360
Goodwill	—	671,858	375,871	—	1,047,729
Intercompany receivables	475,000	33,476	1,145	(509,621)	—
Investment in consolidated subsidiaries	2,401,573	1,524,919	—	(3,926,492)	—
Other assets, net	15,729	189,261	164,599	—	369,589
Total assets	$2,931,364	$3,530,894	$2,905,264	$(4,623,774)	$4,743,748

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$140,702	$375,798	$—	$516,500
Intercompany payables	23	50,826	136,812	(187,661)	—
Accrued liabilities	7,593	260,776	567,961	—	836,330
Debt due within one year	20,000	196	28,665	—	48,861
Deferred taxes	—	—	8,748	—	8,748
Total current liabilities	27,616	452,500	1,117,984	(187,661)	1,410,439
Long-term debt due after one year	878,084	20	1,031	—	879,135
Intercompany payables	1,145	475,000	33,476	(509,621)	—
Retirement obligations and other liabilities	7,711	201,801	217,437	—	426,949
Total liabilities	914,556	1,129,321	1,369,928	(697,282)	2,716,523
Total Flowserve Corporation shareholders’ equity	2,016,808	2,401,573	1,524,919	(3,926,492)	2,016,808
Noncontrolling interest	—	—	10,417	—	10,417
Total equity	2,016,808	2,401,573	1,535,336	(3,926,492)	2,027,225
Total liabilities and equity	$2,931,364	$3,530,894	$2,905,264	$(4,623,774)	$4,743,748

	December 31, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$150,308	$—	$187,048	$—	$337,356
Accounts receivable, net	—	271,571	788,678	—	1,060,249
Intercompany receivables	—	118,292	33,883	(152,175)	—
Inventories, net	—	357,870	650,509	—	1,008,379
Other current assets, net	1,530	94,413	126,427	—	222,370
Total current assets	151,838	842,146	1,786,545	(152,175)	2,628,354
Property, plant and equipment, net	—	194,671	404,075	—	598,746
Goodwill	—	673,013	372,064	—	1,045,077
Intercompany receivables	475,000	14,697	1,144	(490,841)	—
Investment in consolidated subsidiaries	2,122,734	1,336,856	—	(3,459,590)	—
Other assets, net	10,039	184,855	155,543	—	350,437
Total assets	$2,759,611	$3,246,238	$2,719,371	$(4,102,606)	$4,622,614

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$153,137	$444,205	$—	$597,342
Intercompany payables	223	33,660	118,292	(152,175)	—
Accrued liabilities	6,143	271,535	530,923	—	808,601
Debt due within one year	25,000	5	28,618	—	53,623
Deferred taxes	—	—	10,755	—	10,755
Total current liabilities	31,366	458,337	1,132,793	(152,175)	1,470,321
Long-term debt due after one year	450,000	40	1,553	—	451,593
Intercompany payables	1,144	475,000	14,697	(490,841)	—
Retirement obligations and other liabilities	7,288	190,127	225,055	—	422,470
Total liabilities	489,798	1,123,504	1,374,098	(643,016)	2,344,384
Total Flowserve Corporation shareholders’ equity	2,269,813	2,122,734	1,336,856	(3,459,590)	2,269,813
Noncontrolling interest	—	—	8,417	—	8,417
Total equity	2,269,813	2,122,734	1,345,273	(3,459,590)	2,278,230
Total liabilities and equity	$2,759,611	$3,246,238	$2,719,371	$(4,102,606)	$4,622,614

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$49,256	$74,283	$50,767	$(51,742)	$122,564
Cash flows — Investing activities:
Capital expenditures	—	(25,366)	(58,814)	—	(84,180)
Payments for acquisitions, net of cash acquired	—	—	(3,996)	—	(3,996)
Intercompany loan proceeds	—	7,869	—	(7,869)	—
Intercompany loan payments	—	(26,648)	—	26,648	—
Intercompany return of capital	—	1,982	—	(1,982)	—
Intercompany capital contribution	—	(483)	—	483	—
Proceeds from disposition of assets	—	87	11,386	—	11,473
Affiliate investment activity, net	—	—	(3,825)	—	(3,825)
Net cash flows used by investing activities	—	(42,559)	(55,249)	17,280	(80,528)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,837	2,219	—	11,056
Payments on long-term debt	(475,000)	—	—	—	(475,000)
Proceeds from issuance of senior notes	498,075	—	—	—	498,075
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Proceeds from short-term financing	475,000	—	—	—	475,000
Payments on short-term financing	(475,000)	—	—	—	(475,000)
Borrowings under other financing arrangements, net	9	171	114	—	294
Repurchases of common shares	(533,864)	—	—	—	(533,864)
Payments of dividends	(55,569)	—	—	—	(55,569)
Payments of deferred loan costs	(9,657)	—	—	—	(9,657)
Intercompany loan proceeds	—	—	26,648	(26,648)	—
Intercompany loan payments	—	—	(7,869)	7,869	—
Intercompany distributions of capital	—	—	(1,982)	1,982	—
Intercompany capital contribution	—	—	483	(483)	—
Intercompany dividends	—	(40,732)	(11,010)	51,742	—
All other financing, net	250	—	(498)	—	(248)
Net cash flows (used) provided by financing activities	(175,756)	(31,724)	8,105	34,462	(164,913)
Effect of exchange rate changes on cash	—	—	2,941	—	2,941
Net change in cash and cash equivalents	(126,500)	—	6,564	—	(119,936)
Cash and cash equivalents at beginning of period	150,308	—	187,048	—	337,356
Cash and cash equivalents at end of period	$23,808	$—	$193,612	$—	$217,420

	Nine Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows (used) provided by operating activities	$(18,148)	$37,570	$(151,665)	$(17,842)	$(150,085)
Cash flows — Investing activities:
Capital expenditures	—	(20,734)	(50,430)	—	(71,164)
Payments for acquisitions, net of cash acquired	—	(890)	—	—	(890)
Intercompany loan proceeds	—	36,912	—	(36,912)	—
Intercompany loan payments	—	(75,431)	—	75,431	—
Intercompany return of capital	—	18,971	—	(18,971)	—
Proceeds from disposition of assets		118	3,412	—	3,530
Net cash flows used by investing activities	—	(41,054)	(47,018)	19,548	(68,524)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	3,499	1,702	—	5,201
Payments on long-term debt	(18,750)	—	—	—	(18,750)
Payments under other financing arrangements, net	—	(15)	(1,732)	—	(1,747)
Repurchases of common shares	(41,088)	—	—	—	(41,088)
Payments of dividends	(51,794)	—	—	—	(51,794)
Intercompany loan proceeds	—	—	75,431	(75,431)	—
Intercompany loan payments	—	—	(36,912)	36,912	—
Intercompany distributions of capital	—	—	(18,971)	18,971	—
Intercompany dividends	—	—	(17,842)	17,842	—
All other financing, net	310	—	(2,168)	—	(1,858)
Net cash flows (used) provided by financing activities	(111,322)	3,484	(492)	(1,706)	(110,036)
Effect of exchange rate changes on cash	—	—	(1,049)	—	(1,049)
Net change in cash and cash equivalents	(129,470)	—	(200,224)	—	(329,694)
Cash and cash equivalents at beginning of period	211,507	—	346,072	—	557,579
Cash and cash equivalents at end of period	$82,037	$—	$145,848	$—	$227,885

7.	Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments and certain equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 4. The fair value measurements of our investments in equity securities are determined using quoted market prices and are classified as Level I. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations.
The fair value of our debt, excluding the Senior Notes, was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5 and, except for the Senior Notes, approximates fair value. The estimated fair value of our Senior Notes at September 30, 2012 was $507.8 million compared to the carrying value of $498.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (i.e., accounts receivable, net and accounts payable) approximated fair value at September 30, 2012 and December 31, 2011.

8.	Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Raw materials	$361,151	$329,120
Work in process	872,156	793,053
Finished goods	313,212	279,267
Less: Progress billings	(312,985)	(320,934)
Less: Excess and obsolete reserve	(77,809)	(72,127)
Inventories, net	$1,155,725	$1,008,379

9.	Equity Method Investments
As of September 30, 2012, we had investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is the combined financial statement information of the joint ventures, based on the most recent financial information (unaudited) for those joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Revenues	$72,690	$91,832	$223,598	$243,688
Gross profit	19,928	21,356	64,679	68,966
Income before provision for income taxes	12,747	14,772	45,180	47,607
Provision for income taxes	(3,539)	(4,189)	(13,345)	(14,237)
Net income	$9,208	$10,583	$31,835	$33,370
The $19.1 million and $20.0 million reduction in revenues for the three and nine months ended September 30, 2012 compared with the same periods in 2011 was primarily attributed to our Engineered Product Division ("EPD") joint venture in Japan and our Flow Control Division ("FCD") joint venture in India.
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
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2012	2011
Net earnings of Flowserve Corporation	$106,296	$107,771
Dividends on restricted shares not expected to vest	4	4
Earnings attributable to common and participating shareholders	$106,300	$107,775
Weighted average shares:
Common stock	50,706	55,381
Participating securities	264	262
Denominator for basic earnings per common share	50,970	55,643
Effect of potentially dilutive securities	315	518
Denominator for diluted earnings per common share	51,285	56,161
Earnings per common share:
Basic	$2.09	$1.94
Diluted	2.07	1.92

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2012	2011
Net earnings of Flowserve Corporation	$306,737	$303,484
Dividends on restricted shares not expected to vest	11	11
Earnings attributable to common and participating shareholders	$306,748	$303,495
Weighted average shares:
Common stock	52,883	55,407
Participating securities	262	275
Denominator for basic earnings per common share	53,145	55,682
Effect of potentially dilutive securities	382	565
Denominator for diluted earnings per common share	53,527	56,247
Earnings per common share:
Basic	$5.77	$5.45
Diluted	5.73	5.40
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For the three and nine months ended both September 30, 2012 and 2011, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment. Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers or other companies for our estimated recovery, to the extent we believe that the amounts of recovery are probable and not otherwise in dispute. While unfavorable rulings, judgments or settlement terms regarding these claims could have a material adverse impact on our business, financial condition, results of operations and cash flows, we currently believe the likelihood is remote. Additionally, we have claims pending against certain insurers that, if resolved more favorably than reflected in the recorded receivables, would result in discrete gains in the applicable quarter. We are currently unable to estimate the impact, if any, of unasserted asbestos-related claims, although future claims would also be subject to then existing indemnities and insurance coverage.
United Nations Oil-for-Food Program
In mid-2006, French authorities began an investigation of over 170 French companies, of which our French subsidiary was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As anticipated and as previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary has filed a formal response with the French court. In July 2012, the French court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment, and the French Court ruling is currently proceeding through a formal review process. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse financial impact on our company.
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
Other
We are currently involved as a potentially responsible party at seven former public waste disposal sites in various stages of evaluation or remediation. The projected cost of remediation at these sites, as well as our alleged "fair share" allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our financial exposure for existing disposal sites will not be materially in excess of accrued reserves.
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

12.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2012 and 2011 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2012	2011	2012	2011	2012	2011
Service cost	$5.3	$4.9	$1.2	$1.3	$—	$—
Interest cost	4.1	4.3	3.4	3.3	0.4	0.5
Expected return on plan assets	(5.3)	(5.4)	(2.1)	(2.1)	—	—
Amortization of prior service benefit	(0.3)	(0.3)	—	—	—	(0.4)
Amortization of unrecognized net loss (gain)	3.1	2.7	0.9	0.5	(0.4)	(0.4)
Net periodic cost (benefit) recognized	$6.9	$6.2	$3.4	$3.0	$—	$(0.3)
Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2012 and 2011 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2012	2011	2012	2011	2012	2011
Service cost	$15.9	$14.8	$3.5	$3.8	$—	$—
Interest cost	12.3	12.9	10.1	9.9	1.1	1.4
Expected return on plan assets	(15.9)	(16.3)	(6.3)	(6.1)	—	—
Amortization of prior service benefit	(0.9)	(0.9)	—	—	—	(1.2)
Amortization of unrecognized net loss (gain)	9.2	8.1	2.9	1.5	(1.2)	(1.1)
Net periodic cost (benefit) recognized	$20.6	$18.6	$10.2	$9.1	$(0.1)	$(0.9)
After consideration of our intent to maintain fully funded status, we currently anticipate our contribution to our U.S. pension plan in 2012 will remain at the currently contributed amount of $7.0 million, excluding direct benefits paid. See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2011 Annual Report.

13.	Shareholders’ Equity
Dividends – On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.32 per share to $0.36 per share payable quarterly beginning on April 13, 2012. Generally, our dividend date-of-record is in the last month of the quarter and the dividend is paid the following month.
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
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an accelerated share repurchase program (“ASR Program”) with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. Under the ASR Program, we paid $300.0 million and received an initial delivery of 2,260,738 shares, representing 80% of the ASR Program's value at the then-current price of $106.16 per share. The remaining 20% of the ASR Program's value will be delivered at program settlement, with the final number of shares to be repurchased based on the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. Under the terms of the ASR Program, at settlement, we could either receive additional shares from the counterparty or be required to deliver additional shares or cash, at our option, to the counterparty. The ASR Program will be complete by the end of 2012.
The ASR Program was accounted for as two separate transactions: (i) as shares of common stock acquired in a treasury stock transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. We have determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. The ASR Program was initially funded through a combination of cash on hand, existing capacity on our revolving credit facility and proceeds from the $250.0 million Bridge Loan.
We repurchased 826,082 shares of our outstanding common stock for $101.0 million, and 168,750 shares for $15.1 million, during the three months ended September 30, 2012 and 2011, respectively. Inclusive of the ASR Program's 2,260,738 initial share delivery, representing 80% of the program's value, we repurchased 4,318,085 shares of our outstanding common stock for $473.9 million, and 381,250 shares for $41.1 million, during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we have $523.7 million of remaining capacity under our current share repurchase program, after consideration of the full $300.0 million value of the ASR Program.

14.	Income Taxes
For the three months ended September 30, 2012, we earned $144.6 million before taxes and provided for income taxes of $37.8 million, resulting in an effective tax rate of 26.1%. For the nine months ended September 30, 2012, we earned $421.7 million before taxes and provided for income taxes of $112.9 million resulting in an effective tax rate of 26.8%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
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
As of September 30, 2012, the amount of unrecognized tax benefits decreased by $10.1 million from December 31, 2011, due to the net impacts of currency translation adjustments and expiration of statutes. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2007 or non-U.S. income tax audits for years through 2004. We are currently under examination for various years in China, Germany, India, Italy, Japan, Singapore, South Africa, the U.S., Venezuela and Vietnam.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $7.8 million and $22.6 million within the next 12 months.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

				Subtotal–	Eliminations
Three Months Ended September 30, 2012				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$551,589	$221,787	$392,547	$1,165,923	$—	$1,165,923
Intersegment sales	15,898	21,770	2,160	39,828	(39,828)	—
Segment operating income	87,019	26,615	68,313	181,947	(16,241)	165,706

				Subtotal–	Eliminations
Three Months Ended September 30, 2011				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$554,708	$200,190	$366,915	$1,121,813	$—	$1,121,813
Intersegment sales	19,549	15,449	1,407	36,405	(36,405)	—
Segment operating income	91,921	16,532	63,769	172,222	(17,265)	154,957

				Subtotal–	Eliminations
Nine Months Ended September 30, 2012				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,641,925	$627,522	$1,153,681	$3,423,128	$—	$3,423,128
Intersegment sales	47,027	60,900	6,457	114,384	(114,384)	—
Segment operating income	274,249	67,796	184,359	526,404	(53,379)	473,025

				Subtotal–	Eliminations
Nine Months Ended September 30, 2011				Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,593,681	$563,586	$1,087,505	$3,244,772	$—	$3,244,772
Intersegment sales	61,640	52,895	5,498	120,033	(120,033)	—
Segment operating income	270,363	39,225	171,239	480,827	(55,512)	425,315
EPD's operating income for the nine months ended September 30, 2012, included a $10.4 million gain from the sale of a manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012.

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

EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, management and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets, on an integrated basis where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 17,000 employees in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers' investment in our offerings, as well as to provide business stability during various economic cycles. The aftermarket business, which is served by our network of 175 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services, and is generally a higher margin business and a key component of our profitable growth strategy.
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
During the first nine months of 2012, we experienced improved bookings despite an environment of continued global macroeconomic uncertainty. The oil and gas industry experienced stable conditions, while the chemical industry saw increased activity, driven by Asia Pacific and Middle Eastern countries accelerating investment in their chemical processing capabilities, and also in North America, as producers invested to utilize natural gas as a low-cost feedstock. We experienced a modest decline in bookings into Europe, as economic conditions in the region remain challenged. In the power generation industry, we experienced a slowing in the level of investment during the period as the industry awaits further clarity on the environmental regulations to take effect in the U.S. and certain other countries.

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
As previously disclosed in our 2011 Annual Report, during 2011, political and economic conditions in North Africa caused us to experience shipment delays to this region. For the three and nine months ended September 30, 2012, there was no impact to operating income due to delayed shipments to the region. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
At September 30, 2012, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in our 2011 Annual Report. Other than broad, macro-level economic impacts, including foreign exchange rate impacts, we did not experience any direct or measurable disruptions during the three and six months ended September 30, 2012 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy.
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2012 and 2011
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we acquired LPI, a privately-owned, U.S.-based pump manufacturer, for inclusion in EPD, effective October 28, 2011. LPI's results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2012	2011
Bookings	$1,186.1	$1,159.7
Sales	1,165.9	1,121.8

	Nine Months Ended September 30,
(Amounts in millions)	2012	2011
Bookings	$3,635.4	$3,526.6
Sales	3,423.1	3,244.8

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2012 increased by $26.4 million, or 2.3%, as compared with the same period in 2011. The increase included negative currency effects of approximately $78 million. The increase was primarily driven by the oil and gas industry in EPD and IPD, partially offset by a decrease in the power generation industry in EPD and the chemical industry in FCD. The increase was also driven by original equipment bookings in IPD, partially offset by reduced original equipment bookings in FCD and reduced aftermarket bookings in EPD, and included the impact of IPD orders in excess of $90 million to supply offshore oil and gas platform equipment over the next five years.
Bookings for the nine months ended September 30, 2012 increased by $108.8 million, or 3.1%, as compared with the same period in 2011. The increase included negative currency effects of approximately $189 million. The increase was primarily driven by the oil and gas and chemical industries in EPD and IPD, partially offset by the power generation industry in EPD. The increase was also attributable to original equipment bookings in IPD, and to a lesser extent aftermarket bookings in EPD, partially offset by reduced original equipment bookings in FCD.
Sales for the three months ended September 30, 2012 increased by $44.1 million, or 3.9%, as compared with the same period in 2011. The increase included negative currency effects of approximately $75 million. The increase was primarily due to increased original equipment sales in IPD and FCD. Net sales to international customers, including export sales from the U.S., were approximately 71% and 74% of total sales for the three months ended September 30, 2012 and 2011, respectively.
Sales for the nine months ended September 30, 2012 increased by $178.3 million, or 5.5%, as compared with the same period in 2011. The increase included negative currency effects of approximately $185 million. The increase was primarily due to increased original equipment sales in IPD and FCD, and aftermarket sales in EPD. Net sales to international customers, including export sales from the U.S., were approximately 70% and 73% of total sales for the nine months ended September 30, 2012 and 2011, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,881.0 million at September 30, 2012 increased by $190.9 million, or 7.1%, as compared with December 31, 2011. Currency effects provided a decrease of approximately $2 million. Approximately 25% of the backlog at September 30, 2012 was related to aftermarket orders. Aftermarket backlog of $713.5 million at September 30, 2012 increased by $80.6 million, or 12.7% as compared to December 31, 2011.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Gross profit	$389.6	$376.6
Gross profit margin	33.4%	33.6%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Gross profit	$1,133.4	$1,093.6
Gross profit margin	33.1%	33.7%

Gross profit for the three months ended September 30, 2012 increased by $13.0 million, or 3.5%, as compared with the same period in 2011. Gross profit margin for the three months ended September 30, 2012 of 33.4% decreased from 33.6% for the same period in 2011. The decrease was attributed to a mix shift from aftermarket sales to original equipment sales, and, to a lesser extent, by a larger effect on revenue of certain large, lower margin projects that shipped form backlog, partially offset by the effects of lower costs as a result of operational improvements, as compared with the same period in 2011. Aftermarket sales decreased to approximately 39% of total sales, as compared with approximately 41% of total sales for the same period in 2011. Aftermarket sales generally carry a higher margin compared to original equipment sales.
Gross profit for the nine months ended September 30, 2012 increased by $39.8 million, or 3.6%, as compared with the same period in 2011. Gross profit margin for the nine months ended September 30, 2012 of 33.1% decreased from 33.7% for the same period in 2011. The decrease was primarily attributable to the effect on revenue of certain large, lower margin projects that shipped from backlog in EPD and a mix shift from aftermarket sales to original equipment sales. Aftermarket sales decreased to approximately 40% of total sales, as compared to 41% of total sales for the same period in 2011.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
SG&A	$227.8	$226.0
SG&A as a percentage of sales	19.5%	20.1%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
SG&A	$673.6	$681.6
SG&A as a percentage of sales	19.7%	21.0%

SG&A for the three months ended September 30, 2012 increased by $1.8 million, or 0.8%, as compared with the same period in 2011. Currency effects yielded a decrease of approximately $11 million. SG&A as a percentage of sales for the three months ended September 30, 2012 improved 60 basis points as compared with the same period in 2011 due in part to a continued focus on cost management.
SG&A for the nine months ended September 30, 2012 decreased by $8.0 million, or 1.2%, as compared with the same period in 2011. Currency effects yielded a decrease of approximately $26 million. The decrease included a $10.4 million gain in the first quarter of 2012 from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012, partially offset by increased selling-related expenses in FCD in support of increased sales and EPD in support of increased bookings and sales. SG&A as a percentage of sales for the nine months ended September 30, 2012 improved 130 basis points as compared with the same period in 2011 due in part to a continued focus on cost management.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2012	2011
Net earnings from affiliates	$3.9	$4.4

	Nine Months Ended September 30,
(Amounts in millions)	2012	2011
Net earnings from affiliates	$13.2	$13.3

Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended September 30, 2012 decreased $0.5 million, or 11.4%, as compared with the same period in 2011, primarily due to our FCD joint venture in India.
Net earnings from affiliates for the nine months ended September 30, 2012 , was comparable with the same period in 2011.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Operating income	$165.7	$155.0
Operating income as a percentage of sales	14.2%	13.8%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Operating income	$473.0	$425.3
Operating income as a percentage of sales	13.8%	13.1%

Operating income for the three months ended September 30, 2012 increased by $10.7 million, or 6.9%, as compared with the same period in 2011. The increase included negative currency effects of approximately $12 million. The increase was primarily a result of the $13.0 million increase in gross profit. The improvement in operating income as a percentage of sales was primarily due to SG&A as a percentage of sales decreasing to 19.5% from 20.1% for the same period in 2011, slightly offset by the decrease in gross profit margin.
Operating income for the nine months ended September 30, 2012 increased by $47.7 million, or 11.2%, as compared with the same period in 2011. The increase included negative currency effects of approximately $33 million. The increase was primarily a result of the $39.8 million increase in gross profit. The improvement in operating income as a percentage of sales was primarily due to SG&A as a percentage of sales decreasing to 19.7% from 21.0% for the same period in 2011, partially offset by the decrease in gross profit margin.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2012	2011
Interest expense	$(12.1)	$(8.5)
Interest income	0.2	0.2

	Nine Months Ended September 30,
(Amounts in millions)	2012	2011
Interest expense	$(29.9)	$(26.7)
Interest income	0.7	1.1

Interest expense for the three and nine months ended September 30, 2012 increased by $3.6 million and $3.2 million, respectively, as compared with the same periods in 2011. The increase was primarily attributable to interest expense associated with our Bridge Loan and Senior Notes, and $1.3 million in unamortized deferred loan costs related to our Prior Credit Agreement that were expensed in the third quarter of 2012. Approximately 75% of our Term Loan Facility was at fixed rates at September 30, 2012, including the effects of $300.0 million of notional interest rate swaps.

Interest income for the three months ended September 30, 2012 was consistent with the same period in 2011. Interest income for the nine months ended September 30, 2012 decreased by $0.4 million as compared with the same period in 2011. The small decrease was primarily attributable to lower average cash balances in the nine months ended September 30, 2012 as compared with the same period in 2011.
Other (Expense) Income, Net

	Three Months Ended September 30,
(Amounts in millions)	2012	2011
Other expense, net	$(9.2)	$(6.6)

	Nine Months Ended September 30,
(Amounts in millions)	2012	2011
Other (expense) income, net	$(22.2)	$7.9

Other expense, net for the three months ended September 30, 2012 increased $2.6 million to $9.2 million as compared with the same period in 2011, primarily due to a $11.4 increase in losses (due to a $7.6 million loss in the current period, primarily due to the Mexican peso, Indian rupee and Euro, as compared with a $3.8 million gain in the prior period) arising from transactions in currencies other than our sites’ functional currencies, partially offset by a $9.0 million decrease in losses (due to a $0.9 million loss in the current period as compared with a $9.9 million loss in the prior period) on foreign exchange contracts. The foreign exchange contract losses reflect the strengthening of the Euro versus the U.S. dollar during the three months ended September 30, 2012, as compared with a weakening during the same period in 2011.
Other (expense) income, net for the nine months ended September 30, 2012 decreased $30.1 million to other expense, net of $22.2 million as compared with the same period in 2011, primarily due to a $22.8 million increase in losses (due to a $15.1 million loss in the current period, primarily due to the Euro and Mexican peso, as compared with a $7.7 million gain in the prior period) arising from transactions in currencies other than our sites’ functional currencies, as well as a $6.7 million increase in losses (due to a $6.5 million loss in the current period as compared with a $0.2 million gain in the prior period) on foreign exchange contracts. The foreign exchange contract losses reflect the continued weakening of the Euro versus the U.S. dollar during the nine months ended September 30, 2012, as compared with the same period in 2011.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Provision for income taxes	$37.8	$32.1
Effective tax rate	26.1%	22.9%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Provision for income taxes	$112.9	$103.9
Effective tax rate	26.8%	25.5%

Our effective tax rate of 26.1% for the three months ended September 30, 2012 increased from 22.9% for the same period in 2011. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
Our effective tax rate of 26.8% for the nine months ended September 30, 2012 increased from 25.5% for the same period in 2011. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
Other Comprehensive (Expense) Income

	Three Months Ended September 30,
(Amounts in millions)	2012	2011
Other comprehensive income (expense)	$32.0	$(105.5)

	Nine Months Ended September 30,
(Amounts in millions)	2012	2011
Other comprehensive income (expense)	$10.7	$(29.3)

Other comprehensive income (expense) for the three months ended September 30, 2012 increased $137.5 million to income of $32.0 million as compared with the same period in 2011. The increase was primarily due to the strengthening of the Euro versus the U.S. dollar during the three months ended September 30, 2012, as compared with the same period in 2011.
Other comprehensive income (expense) for the nine months ended September 30, 2012 increased $40.0 million to income of $10.7 million as compared with the same period in 2011. The increase was primarily due to the strengthening of the Mexican peso, Indian rupee and British pound versus the U.S. dollar during the nine months ended September 30, 2012, as compared with the same period in 2011.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$553.7	$567.6
Sales	567.5	574.3
Gross profit	192.3	193.1
Gross profit margin	33.9%	33.6%
Segment operating income	87.0	91.9
Segment operating income as a percentage of sales	15.3%	16.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$1,818.2	$1,753.7
Sales	1,689.0	1,655.3
Gross profit	571.4	573.3
Gross profit margin	33.8%	34.6%
Segment operating income	274.2	270.4
Segment operating income as a percentage of sales	16.2%	16.3%

Bookings for the three months ended September 30, 2012 decreased by $13.9 million, or 2.4%, as compared with the same period in 2011. The decrease included negative currency effects of approximately $37 million. The decrease in customer bookings was primarily driven by the power generation industry, partially offset by the oil and gas industry. Decreased customer bookings of $21.6 million into Europe and $7.6 million into Asia Pacific were partially offset by an increase of $13.2 million into the Middle East. The decrease was primarily driven by customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.7 million.
Bookings for the nine months ended September 30, 2012 increased by $64.5 million, or 3.7%, as compared with the same period in 2011. The increase included negative currency effects of approximately $98 million. The increase in customer bookings was primarily driven by the oil and gas, chemical and general industries, partially offset by the power generation industry. Increased customer bookings of $104.3 million into Asia Pacific and $71.5 million into North America were partially offset by a decrease of $115.9 million into the Middle East. The increase was also driven by aftermarket bookings. The increase included the impact of an order in the first quarter of 2011 in excess of $80 million to supply a variety of pumps for a refinery that did not recur. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $8.6 million.
Sales for the three months ended September 30, 2012 decreased $6.8 million, or 1.2%, as compared with the same period in 2011. The decrease included negative currency effects of approximately $37 million. The decrease was primarily driven by decreased original equipment sales, resulting from decreased sales of $19.5 million into Europe and $8.2 million into Latin America, partially offset by increased sales of $13.1 million into Asia Pacific and $12.1 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.7 million.
Sales for the nine months ended September 30, 2012 increased $33.7 million, or 2.0%, as compared with the same period in 2011. The increase included negative currency effects of approximately $94 million. The increase was more heavily weighted towards aftermarket sales, primarily resulting from increased customer sales of $39.4 million into the Middle East and $33.6 million into North America, partially offset by decreased sales of $47.0 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $14.6 million.
Gross profit for the three months ended September 30, 2012 decreased by $0.8 million, or 0.4%, as compared with the same period in 2011. Gross profit margin for the three months ended September 30, 2012 of 33.9% increased from 33.6% for the same period in 2011. The increase was primarily attributed to a sales mix shift to higher margin aftermarket sales and the effects of lower costs associated with operational execution improvements, partially offset by a larger effect on revenue of certain large, lower margin projects that shipped from backlog, as compared with the same period in 2011.
Gross profit for the nine months ended September 30, 2012 decreased by $1.9 million, or 0.3%, as compared with the same period in 2011. Gross profit margin for the nine months ended September 30, 2012 of 33.8% decreased from 34.6% for the same period in 2011. The decrease was primarily attributed to the effect on revenue of certain large, lower margin projects that shipped from backlog.

Operating income for the three months ended September 30, 2012 decreased by $4.9 million, or 5.3%, as compared with the same period in 2011. The decrease included negative currency effects of approximately $6 million. The decrease was due primarily to increased SG&A of $4.9 million. The increase in SG&A was primarily due to increased selling-related expenses.
Operating income for the nine months ended September 30, 2012 increased by $3.8 million, or 1.4%, as compared with the same period in 2011. The increase included negative currency effects of approximately $18 million. The increase was due primarily to decreased SG&A of $4.3 million, partially offset by decreased gross profit of $1.9 million. The decrease in SG&A included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012, partially offset by increased selling-related expenses.
Backlog of $1,551.2 million at September 30, 2012 increased by $109.6 million, or 7.6%, as compared with December 31, 2011. Currency effects provided a decrease of approximately $1 million. Backlog at September 30, 2012 and December 31, 2011 included $16.7 million and $19.9 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$283.5	$223.2
Sales	243.6	215.6
Gross profit	59.1	50.9
Gross profit margin	24.3%	23.6%
Segment operating income	26.6	16.5
Segment operating income as a percentage of sales	10.9%	7.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$758.1	$674.5
Sales	688.4	616.5
Gross profit	164.6	140.4
Gross profit margin	23.9%	22.8%
Segment operating income	67.8	39.2
Segment operating income as a percentage of sales	9.8%	6.4%

Bookings for the three months ended September 30, 2012 increased by $60.3 million, or 27.0%, as compared with the same period in 2011. This increase included negative currency effects of approximately $17 million. The increase was primarily driven by increased customer bookings in the oil and gas industry. The increase included the impact of orders in excess of $90 million to supply offshore oil and gas platform equipment over the next five years primarily to an end customer in Latin America. Increased bookings of $85.8 million into Latin America were partially offset by a decrease of $15.0 million into Europe. The increase was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $5.3 million.
Bookings for the nine months ended September 30, 2012 increased by $83.6 million, or 12.4%, as compared with the same period in 2011. This increase included negative currency effects of approximately $33 million. The increase was primarily driven by increased customer bookings in the oil and gas and chemical industries, partially offset by the water management industry. The increase included the impact of orders in excess of $90 million to supply offshore oil and gas platform equipment over the next five years primarily to an end customer in Latin America. Increased bookings of $98.8 million into Latin America and $31.3 million into North America were partially offset by a decrease of $30.4 million into Europe. The increase was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $10.3 million.
Sales for the three months ended September 30, 2012 increased by $28.0 million, or 13.0%, as compared with the same period in 2011. The increase included negative currency effects of approximately $12 million. The increase was primarily driven by increased customer original equipment sales. Increased sales of $14.9 million into Asia Pacific, $8.0 million into North America and $7.7 million into Latin America were partially offset by decreased sales of $9.0 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $6.3 million.
Sales for the nine months ended September 30, 2012 increased by $71.9 million, or 11.7%, as compared with the same period in 2011. The increase included negative currency effects of approximately $29 million. The increase in customer sales was primarily driven by original equipment sales. Increased sales of $39.0 million into North America, $18.8 million into the Middle East and $16.8 million into Asia Pacific were partially offset by decreased sales of $12.4 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $8.0 million.
Gross profit for the three months ended September 30, 2012 increased by $8.2 million, or 16.1%, as compared with the same period in 2011. Gross profit margin for the three months ended September 30, 2012 of 24.3% increased from 23.6% for the same period in 2011. The increase was primarily attributable to lower costs resulting from operational improvements and continued realization of realignment savings, partially offset by a mix shift to lower margin original equipment sales.
Gross profit for the nine months ended September 30, 2012 increased by $24.2 million, or 17.2%, as compared with the same period in 2011. Gross profit margin for the nine months ended September 30, 2012 of 23.9% increased from 22.8% for the same period in 2011. The increase was primarily attributable to $7.1 million of IPD recovery plan realignment charges incurred in the second quarter of 2011, lower costs resulting from operational improvements and continued realization of realignment savings.
Operating income for the three months ended September 30, 2012 increased by $10.1 million, or 61.2%, as compared with the same period in 2011. The increase included negative currency effects of approximately $2 million. The increase was due to the $8.2 million increase in gross profit discussed above and a $1.8 million decrease in SG&A.
Operating income for the nine months ended September 30, 2012 increased by $28.6 million, or 73.0%, as compared with the same period in 2011. The increase included negative currency effects of approximately $4 million. The increase was due to the $24.2 million increase in gross profit discussed above and a $4.3 million decrease in SG&A due to disciplined cost management.
Backlog of $640.4 million at September 30, 2012 increased by $72.6 million, or 12.8%, as compared with December 31, 2011. Currency effects provided an increase of approximately $2 million. Backlog at September 30, 2012 and December 31, 2011 included $55.0 million and $56.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 58 manufacturing facilities and QRCs in 25 countries around the world, with five of its 25 manufacturing operations located in the U.S. and 13 located in Europe. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$381.4	$409.9
Sales	394.7	368.3
Gross profit	139.6	131.3
Gross profit margin	35.4%	35.7%
Segment operating income	68.3	63.8
Segment operating income as a percentage of sales	17.3%	17.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2012	2011
Bookings	$1,173.0	$1,227.1
Sales	1,160.1	1,093.0
Gross profit	399.1	378.8
Gross profit margin	34.4%	34.7%
Segment operating income	184.4	171.2
Segment operating income as a percentage of sales	15.9%	15.7%

Bookings for the three months ended September 30, 2012 decreased $28.5 million, or 7.0%, as compared with the same period in 2011. The decrease included negative currency effects of approximately $24 million. The decrease in customer bookings was primarily attributable to the chemical, general and oil and gas industries, partially offset by an increase in the power generation industry. Decreased customer bookings of $26.0 million into the Middle East and $11.3 million into Latin America were partially offset by an increase of $13.3 million into Europe, primarily Russia. The decrease was also driven by reduced customer original equipment bookings.
Bookings for the nine months ended September 30, 2012 decreased $54.1 million, or 4.4%, as compared with the same period in 2011. The decrease included negative currency effects of approximately $58 million. The decrease in customer bookings was primarily attributable to the general, oil and gas and chemical industries, partially offset by an increase in the power generation industry. Decreased customer bookings of $44.7 million into Europe and $18.8 million into Latin America were partially offset by an increase of $15.6 million into North America. The decrease was also driven by reduced original equipment bookings.
Sales for the three months ended September 30, 2012 increased $26.4 million, or 7.2%, as compared with the same period in 2011. The increase included negative currency effects of approximately $26 million. The increase was primarily driven by customer original equipment sales and was primarily attributable to growth in the oil and gas industry. Increased sales of $28.8 million into Asia Pacific and $19.5 million into North America were partially offset by decreases of $19.6 million into Europe.
Sales for the nine months ended September 30, 2012 increased $67.1 million, or 6.1%, as compared with the same period in 2011. The increase included negative currency effects of approximately $62 million. The increase was primarily driven by customer original equipment sales and the oil and gas and chemical industries. Increased sales of $71.1 million into Asia Pacific and $45.1 million into North America were partially offset by a decrease of $41.2 million into Europe.
Gross profit for the three months ended September 30, 2012 increased $8.3 million or 6.3%, as compared with the same period in 2011. Gross profit margin for the three months ended September 30, 2012 of 35.4% decreased from 35.7% for the same period in 2011. The decrease was attributable to a shift in product line mix and a less favorable sales mix between original equipment and aftermarket.
Gross profit for the nine months ended September 30, 2012 increased by $20.3 million, or 5.4%, as compared with the same period in 2011. Gross profit margin for the nine months ended September 30, 2012 of 34.4% decreased from 34.7% for the same period in 2011. The decrease was attributable to a shift in product line mix and a less favorable sales mix between original equipment and aftermarket.
Operating income for the three months ended September 30, 2012 increased by $4.5 million, or 7.1%, as compared with the same period in 2011. The increase included negative currency effects of approximately $5 million. The increase was primarily attributable to the $8.3 million improved gross profit, partially offset by a $2.5 million increase in SG&A .
Operating income for the nine months ended September 30, 2012 increased by $13.2 million, or 7.7%, as compared with the same period in 2011. The increase included negative currency effects of approximately $11 million. The increase was principally attributable to the $20.3 million increase in gross profit as discussed above, partially offset by a $5.5 million increase in SG&A. Increased SG&A was primarily attributable to increased selling and administrative costs.
Backlog of $766.3 million at September 30, 2012 increased by $6.4 million, or 0.8%, as compared with December 31, 2011. Currency effects provided a decrease of approximately $3 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2012	2011
Net cash flows provided (used) by operating activities	$122.6	$(150.1)
Net cash flows used by investing activities	(80.5)	(68.5)
Net cash flows used by financing activities	(164.9)	(110.0)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2012 was $217.4 million, as compared with $337.4 million at December 31, 2011.
Our cash balance decreased by $120.0 million to $217.4 million as of September 30, 2012 as compared with December 31, 2011. The cash used in the first nine months of 2012 included $533.9 million of share repurchases, the funding of increased working capital requirements discussed below, $84.2 million in capital expenditures, $75.0 million in net payments on long-term debt and $55.6 million in dividend payments, partially offset by $498.1 million in proceeds from the issuance of Senior Notes.
For the nine months ended September 30, 2012, our cash provided by operating activities was $122.6 million as compared with a use of $150.1 million for the same period in 2011, and provided cash to support short-term and cyclical working capital needs. Working capital increased for the nine months ended September 30, 2012, due primarily to higher inventory of $149.3 million and lower accounts payable of $75.2 million. Working capital increased for the nine months ended September 30, 2011, due primarily to higher inventory of $206.1 million and higher accounts receivable of $201.6 million.
Increases in accounts receivable used $45.6 million of cash flow for the nine months ended September 30, 2012 as compared with a cash use of $201.6 million for the same period in 2011. The use of cash for accounts receivable in 2012 was primarily attributable to the increase in sales during the period, partially offset by the collection of payments from certain EPC firms and end-users resulting from the resolution of certain previous shipment delays and disputes over project documentation that were outstanding as of December 31, 2011. As of September 30, 2012, our days’ sales outstanding ("DSO") was 85 days as compared with 82 days as of September 30, 2011. For reference purposes based on 2012 sales, an improvement of one day could provide approximately $13 million in cash flow. We have not experienced a significant increase in customer payment defaults.
Increases in inventory used $149.3 million of cash flow for the nine months ended September 30, 2012 as compared with a cash use of $206.1 million for the same period in 2011. The use of cash for inventory in 2012 was primarily due to cyclically higher raw material and work in process inventory to support higher end of period backlog and certain shipment delays. Inventory turns were 2.7 times as of September 30, 2012 and 2.8 times as of September 30, 2011. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2012 data, an improvement of one-tenth of a turn could yield approximately $31 million in cash flow.
Decreases in accounts payable used $75.2 million of cash flow for the nine months ended September 30, 2012 as compared with a cash use of $101.7 million for the same period in 2011. The reduction in cash used for accounts payable in 2012 compared to 2011 was primarily due to accounts payable balances related to certain inventory and equipment purchases and corporate-level expenses at December 31, 2010 that required payment during the first quarter of 2011 based on contractual payment terms, that were more significant compared to the same period in 2012.
Cash flows used by investing activities during the nine months ended September 30, 2012 were $80.5 million as compared with $68.5 million for the same period in 2011. Capital expenditures during the nine months ended September 30, 2012 were $84.2 million, an increase of $13.0 million as compared with the same period in 2011. In 2012, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities, and total capital expenditures are expected to be between $125 million and $135 million, before consideration of any potential acquisition activity.
Cash flows used by financing activities during the nine months ended September 30, 2012 were $164.9 million as compared with $110.0 million for the same period in 2011. Cash outflows during the nine months ended September 30, 2012 resulted primarily from the repurchase of $533.9 million of common shares (including the $300.0 million ASR Program payment), $75.0 million in net payments on long-term debt and $55.6 million of dividend payments, partially offset by $498.1 million in net proceeds from the issuance of Senior Notes. Cash outflows for the same period in 2011 resulted primarily from the payment of $51.8 million in dividends, $41.1 million for the repurchase of common shares and $18.8 million for payments on long-term debt.

Approximately 1% of our Term Loan Facility is due to mature in the remainder of 2012 and 6% in 2013. As noted above, our Senior Credit Facility matures in August 2017. After the effects of $300.0 million of notional interest rate swaps, approximately 75% of our term loan was at fixed rates at September 30, 2012. As of September 30, 2012, we had a borrowing capacity of $693.7 million on our $850.0 million Revolving Credit Facility (including outstanding letters of credit), and we had net available capacity under the European LOC Facility of €60.7 million ($78.1 million). Our Revolving Credit Facility and our European LOC Facility are committed and are held by a diversified group of financial institutions.
During the nine months ended September 30, 2012 and 2011, we contributed $7.0 million and $8.3 million, respectively, to our U.S. pension plan. At December 31, 2011, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently do not anticipate making any additional contributions to the U.S. pension plan in 2012. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At September 30, 2012, $199.1 million of our total cash balance of $217.4 million was held by foreign subsidiaries, $152.4 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations. However, in the event this cash is needed to fund domestic operations, we estimate the full $152.4 million could be repatriated without resulting in a material tax liability.
Considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our Revolving Credit Facility and our existing cash balance will be sufficient to meet our cash needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See "Cautionary Note Regarding Forward-Looking Statements" below.
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
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an ASR Program with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. The ASR Program was funded through a combination of cash on hand, existing capacity on our Prior Revolving Credit Facility and proceeds from a $250.0 million Bridge Loan, which is described in further detail in Note 5 to our condensed consolidated financial statements included in this Quarterly Report and was repaid in full in the third quarter of 2012 with a portion of the proceeds received from the Senior Notes offering. Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our ASR Program, share repurchase program and payments of quarterly dividends on our common stock.
As a part of our continuing effort to execute our capital structure strategy, we entered into a new $1.25 billion Senior Credit Facility on August 20, 2012 (see Note 5 to our condensed consolidated financial statements included in this Quarterly Report), which provides additional debt capacity to execute on our growth initiatives, while also enhancing our operating flexibility and reducing our borrowing costs after attaining investment grade status with all three rating agencies. Additionally, on September 11, 2012, we issued $500.0 million in aggregate principal amount of Senior Notes due September 15, 2022 (see Note 5 to our condensed consolidated financial statements included in this Quarterly Report).
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

Financing
Credit Facilities
A discussion of our newly refinanced Senior Credit Facility and our European LOC facility is included in Note 5 to our condensed consolidated financial statements included in this Quarterly Report.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.
See Note 11 to our consolidated financial statements included in our 2011 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of covenants related to our European LOC facility. We complied with all covenants through September 30, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2011 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2012, include:

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
The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements, and include, without limitation, the following:

•	a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;

•	changes in the global financial markets and the availability of capital and the potential for unexpected cancellations or delays of customer orders in our reported backlog;

•	our dependence on our customers' ability to make required capital investment and maintenance expenditures;

•	risks associated with cost overruns on fixed fee projects and in accepting customer orders for large complex custom engineered products;

•	the substantial dependence of our sales on the success of the oil and gas, chemical, power generation and water management industries;

•	the adverse impact of volatile raw materials prices on our products and operating margins;

•
economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly North African and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	adverse macroeconomic conditions in the European Union, including problems arising from a European Union national member's termination of use of the Euro as its national currency;

•	our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-For-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	access to public and private sources of debt financing;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and

•	obligations under our defined benefit pension plans.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At September 30, 2012, after the effect of interest rate swaps, we had $100.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.86%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.8 million for the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, we had $300.0 million and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $31.6 million and $(107.7) million for the three months ended September 30, 2012 and 2011, respectively, and $8.1 million and $(31.6) million for the nine months ended September 30, 2012 and 2011, respectively, which are included in our other comprehensive income (expense).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2012, we had a U.S. dollar equivalent of $571.2 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $481.2 million at December 31, 2011. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(8.5) million and $(6.1) million for the three months ended September 30, 2012 and 2011, respectively, and $(21.6) million and $7.9 million for the nine months ended September 30, 2012 and 2011, respectively, which are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2012, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2012 would have impacted our net earnings by approximately $22 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party to the legal proceedings that are described in Note 10 to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

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
Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a comprehensive discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended September 30, 2012, we repurchased a total of 826,082 shares of our common stock for $101.0 million (representing an average cost of $122.22 per share). As of September 30, 2012, we have $523.7 million of remaining capacity under our current share repurchase program, which reflects the reduction of the full $300.0 million value of the ASR Program. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	364,764		$112.46	364,764	$583.7
August 1 - 31	69,353	(1)	117.99	67,900	575.7
September 1 - 30	393,493	(2)	132.03	393,418	523.7	(3)
Total	827,610		$122.23	826,082
__________________________________

(1)
Includes 196 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $127.87, and includes 1,257 shares purchased at a price of $125.21 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(2)	Includes 75 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $131.29.

(3)
Reflects the reduction of the ASR Program, under which we agreed to repurchase $300.0 million of our common stock. 2,260,738 shares had been delivered under the ASR Program, representing 80% of the program's value at inception.

Item 5.	Other Information.
On October 26, 2012, we entered into a third amendment and restatement of our European LOC Facility (the “Third Amendment”), which renews the European LOC Facility for an additional 364-day period. Under the terms of the Third Amendment, certain provisions of the European LOC Facility, including Clause 25, “General Undertakings”, and Clause 26, “Events of Default”, were materially amended to conform such provisions to the negative covenants and events of default contained in our Senior Credit Facility and Senior Notes.
Additionally, the Third Amendment reduced the annual commitment fee on the aggregate unutilized commitments of the issuing banks to 35 basis points, and it reduced the letter of credit utilization fee to 110 basis points per annum up to 75% utilization of the facility and to 100 basis points per annum for utilization beyond 75%. As of October 26, 2012, our annual fees under the European LOC Facility equaled 1.10%.
Except as described above, all other terms and conditions of the European LOC Facility remain the same in all material respects. Other material terms of the European LOC Facility are described in our Current Report on Form 8-K filed on November 5, 2009, and the European LOC Facility is described in further detail under Note 5 to our condensed consolidated financial statements included in this Quarterly Report. The foregoing description of the Third Amendment is a summary description and is qualified in its entirety by reference to the Third Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report.

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

FLOWSERVE CORPORATION

Date:	October 29, 2012	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2012	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2
Flowserve Corporation By-Laws, as amended and restated effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.1
Senior Indenture, dated September 11, 2012, by and between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 11, 2012).

4.2
First Supplemental Indenture, dated September 11, 2012, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 11, 2012).

10.1+
Third Amendment to Letter of Credit Agreement, dated October 26, 2012, among Flowserve Corporation, Flowserve B.V. and the other company subsidiaries party thereto, Credit Agricole Corporate and Investment Bank (f/k/a Calyon) as Mandated Lead Arranger, Administrative Agent and Issuing Bank, and the other financial institutions party thereto.

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