Form 10-K
period 2012-12-31
FLOWSERVE CORP
filed 2013-02-21
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4,342,000,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 12, 2013 was 48,122,991.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2013 Annual Meeting of Shareholders scheduled to be held on May 23, 2013 is incorporated by reference into Part III hereof.

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
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2012 and 2011 consisted of:

	2012	2011
• oil and gas	41%	40%
• general industries(1)	22%	22%
• chemical	19%	18%
• power generation	14%	16%
• water management	4%	4%

(1)
General industries includes mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2012 and 2011 were as follows:

	2012	2011
• North America	33%	32%
• Europe	21%	23%
• Asia Pacific	20%	19%
• Middle East and Africa	16%	16%
• Latin America	10%	10%
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2012 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
We conduct our operations through three business segments based on type of product and how we manage the business:

•	Engineered Product Division ("EPD") for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for pre-configured engineered pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
Our business segments share a focus on industrial flow control technology and benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. EPD and IPD have a high number of common customers and complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. EPD and IPD share certain resources and functions, including elements of research and development ("R&D"), supply chain, safety, quality assurance and administrative functions that provide efficiencies and an overall lower cost structure.
On January 11, 2012, a new unified operational leadership structure was announced resulting in the creation of a Chief Operating Officer ("COO") position. We believe this leadership structure positions the company to better leverage operational excellence, cost reduction initiatives and internal synergies across our entire operating platform to drive further growth and increase shareholders' value. Our segment leadership reports to our COO, and the segments share leadership for operational support functions such as R&D, marketing and supply chain.
Strategies
Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and leveraging the power of our portfolio of products and services. It also includes delivering specific end-user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. This objective is pursued by cultivating a corporate culture based on workplace safety for our employees, ethical and transparent business practices and a dedicated focus on serving our customers. These three pillars support a collaborative, 'One Flowserve' approach which leverages a diverse and inclusive work environment worldwide. We seek to drive increasing enterprise value by using the following strategies: disciplined profitable growth, customer intimacy, innovation and portfolio management, strategic localization, operational excellence, employee focus and sustainable business model. The key elements of these strategies are outlined below.
Disciplined Profitable Growth
Disciplined profitable growth is focused on growing revenues profitably from our existing portfolio of products and services, as well as through the development or acquisition of new customer-driven products and services. Its overarching goals are to focus on opportunities that can maximize the organic growth from existing customers and to evaluate potential new customer-partnering initiatives that maximize the capture of products' total life cycle. We believe we are the largest major pump, valve and seal company that can offer customers a differentiated option of flow management products and services across a broad portfolio, as well as offer additional options that include any combination of products and solution support packages.
We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket parts and services business, as customers are increasingly using third-party aftermarket parts and service providers to reduce their fixed costs and improve profitability. To date, the aftermarket business has provided us with a steady source of revenues and cash flows at higher margins than are typically realized with original equipment sales. Aftermarket sales represented approximately 41% of total sales in both 2012 and 2011. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and expand the aftermarket business created from our installed base.
Customer Intimacy
Customer intimacy defines our approach to being prepared to serve the needs of our current and future customers better than our competition. Through our ongoing relationships with our customers, we seek to gain a rich understanding of their business objectives and how our portfolio of offerings can best help them succeed. We collaborate with our customers on the front-end engineering and design work to drive flow management solutions that effectively generate the desired business outcomes. As we progress through original equipment projects, we work closely with our customers to understand and prepare for the long-term support needs for their operations with the intent of maximizing total life cycle value for our customers’ investments.
We seek to capture additional aftermarket business by creating mutually beneficial opportunities for us and our customers through sourcing and maintenance alliance programs where we provide all or an agreed-upon portion of customers’ parts and servicing needs. These alliances enable us to develop long-term relationships with our customers and serve as an effective platform for introducing new products and services and generating additional sales.

Innovation and Portfolio Management
The ongoing management of our portfolio of products and services is critical to our success. As part of managing our portfolio, we continue to rationalize our portfolio of products and services to ensure alignment with changing market requirements. We also continue to invest in R&D to expand the scope of our product offerings and our deployment of advanced technologies. The infusion of advanced technologies into new products and services continues to play a critical role in the ongoing evolution of our product portfolio. Our objective is to improve the percentage of revenue derived from new products as a function of overall sales, utilizing technological innovation to improve overall product life cycle and reduce total cost of ownership for our customers.
We employ a robust portfolio management and project execution process to seek out new product and technology opportunities, evaluate their potential return on investment and allocate resources to their development on a prioritized basis. Each project is reviewed on a routine basis for such performance measures as time to market, net present value, budget adherence, technical and commercial risk and compliance with customer requirements. Technical skill sets and knowledge are deployed across business segment boundaries to ensure that we bring the best capabilities to bear for each project. Collectively, our R&D portfolio is a key to our ability to differentiate our product and service offerings from other competitors in our target markets.
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
Predictive diagnostics and asset management continue to be the biggest areas of effort for us across our business segments. Building on the strength of our ValveSight and Technology Advantage solutions, we have continued to deploy our diagnostics capabilities into more devices and expand on the number of host control systems and third party solutions with which we can achieve interoperability. These capabilities continue to provide a key source of competitive advantage in the marketplace and are saving our customers time and money in keeping their operations running.
We continually evaluate acquisitions, joint ventures and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence and operational capabilities to meet the growing needs of our customers. We evaluate all investment opportunities through a decision filtering process to ensure a good strategic, financial and cultural fit.
Strategic Localization
Strategic localization describes our global growth strategy. While we are a global company, we recognize that opportunities still remain. Therefore, we strive to advance our presence in geographies that we believe are critical to our future success as a company by focusing on the following areas:

•	expanding our global presence to capture business in developing geographic market areas;

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our growth plans in new geographical areas.
We believe there are attractive opportunities in international markets, particularly in Africa, China, India, Latin America, the Middle East and Russia, and we intend to continue to utilize our global presence and strategically invest to further penetrate these markets. In the aftermarket services business, we seek to strategically add QRC sites in order to provide rapid response, fast delivery and field repair on a global scale for our customers. In 2012, we added four QRCs, expanding our ability to effectively deliver aftermarket support globally.
We believe that our future success will be supported by investments made to establish indigenous operations to effectively serve the local market while taking advantage of low-cost manufacturing, competent engineering and strategic sourcing where practical. We believe that this positions us well to support our global customers from project conception through commissioning and throughout the life of their operations. For example, we are in the process of constructing new pump manufacturing sites in Brazil and China that are anticipated to be operational in 2013 and 2014, respectively. Additionally, the expansion of our existing pump manufacturing site in India is scheduled for completion in 2013.
We continue to develop and increase our manufacturing, engineering and sourcing functions in lower-cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value-add from our supply base of materials and components and satisfy local content requirements. In 2012, these lower-cost regions supplied our business segments with direct materials ranging from 18% to 45% of business segment spending.
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
We seek to increase our operational efficiency through our Continuous Improvement Process ("CIP") initiative, which utilizes tools such as value analysis, value engineering, six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted CIP training tailored to maximize the impact on our business. To date, approximately 1,700 active employees are CIP-trained or certified as "Green Belts," "Black Belts" or "Master Black Belts," and are deployed on CIP projects throughout our operations, as well as in the front office of the business. As a result of the CIP initiative, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, optimize inventory levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.
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

•
utilizing these capabilities to drive employee engagement through our training initiatives and leadership development programs and facilitate our cross-business segment and functional development assignments;

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
We continue to focus on training through the distribution of electronic learning packages in multiple languages for our Code of Business Conduct, workplace harassment, facility safety, anti-bribery, export compliance and other regulatory and compliance programs. We also drive our training and leadership development programs through the deployment of general management development, manager competencies and a series of multi-lingual programs that focus on enhancing people management skills.
Sustainable Business Model
The sustainable business model initiative is focused on areas that have the potential of adversely affecting our reputation, limiting our financial flexibility or creating unnecessary risk for any of our stakeholders. We proactively administer an enterprise risk management program with regular reviews of high-level matters with our Board of Directors. We work with our capital sourcing partners to ensure that the terms of our credit facilities and long-term debt are appropriately aligned with our business strategy. We also train our associates on and monitor matters of a legal or ethical nature to support understanding and compliance on a global basis.

Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2012 and current forecasts for 2013, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
In the aftermarket portion of our business, we compete against large, well-established national and global competitors and, in some markets, against regional and local companies who produce low-cost replications of spare parts. In the oil and gas industry, the primary competitors for aftermarket services tend to be customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our "N Stamp" certification, which is a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. In other industries, the competitors for aftermarket services tend to be local independent repair shops and low-cost replicators. Aftermarket competition for standardized products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.
In the sale of aftermarket products and services, we benefit from our large installed base of pumps, valves and seals, which continually require maintenance, repair and replacement parts due to the nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for aftermarket products and services. In geographic regions where we are locally positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly-engineered and customized products, although we are seeing increased competition in this area.
Generally, our customers attempt to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their supply chain. Although vendor reduction programs could adversely affect our business, we have been successful in establishing long-term supply agreements with a number of customers. While the majority of these agreements do not provide us with exclusive rights, they can provide us a "preferred" status with our customers and thereby increase opportunities to win future business. We also utilize our LifeCycle Advantage program to establish fee-based contracts to manage customers’ aftermarket requirements. These programs provide an opportunity to manage the customer’s installed base and expand the business relationship with the customer.
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
New Product Development
We spent $38.9 million, $35.0 million and $29.5 million during 2012, 2011 and 2010, respectively, on company-sponsored R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe our R&D expenditures are adequate to sustain our ongoing and necessary future product development. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the "Business Segments" heading below.
Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management, and general industries. We do not believe that we have sales to any individual customer that represent 10% or more of consolidated 2012 revenues.

Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.
We are not normally required to carry unusually high amounts of inventory to meet customer delivery requirements, although higher backlog levels and longer lead times generally require higher amounts of inventory. We typically require advance cash payments from customers on longer lead time projects to help offset our investment in inventory. We have initiated programs targeted at improving our operational effectiveness to reduce our overall working capital needs. While we do provide cancellation policies through our contractual relationships, we generally do not provide rights of product return for our customers.
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
Raw Materials
The principal raw materials used in manufacturing our products are readily available and include ferrous and non-ferrous metals in the form of bar stock, machined castings, fasteners, forgings and motors, as well as silicon, carbon faces, gaskets and fluoropolymer components. A substantial volume of our raw materials is purchased from outside sources, and we have been able to develop a robust supply chain and anticipate no significant shortages of such materials in the future. We continually monitor the business conditions of our suppliers to manage competitive market conditions and to avoid potential supply disruptions. We continue to expand global sourcing to capitalize on localization in emerging markets and low-cost sources of purchased goods balanced with efficient consolidated and compliant logistics.
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
Employees and Labor Relations
We have approximately 17,000 employees globally. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, Sweden and the United Kingdom ("U.K."). We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2012 revenues.
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
Over the years, we have been involved as one of many potentially responsible parties ("PRP") at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at five Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected "fair share" cost allocation at these five sites is expected to be immaterial. See "Item 3. Legal Proceedings" included in this Annual Report for more information.
We have established reserves that we currently believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $304.5 million in 2012, $365.8 million in 2011 and $300.3 million in 2010.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 17 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2012, 2011 and 2010.
ENGINEERED PRODUCT DIVISION
Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and related equipment. The business primarily consists of long lead time, highly-engineered, custom-configured products, which require extensive test requirements and superior project management skills. EPD products and services are primarily used by companies that operate in the oil and gas, power generation, chemical, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to meet the critical operating demands of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 29 plants worldwide, nine of which are located in Europe, 11 in North America, four in Asia Pacific and five in Latin America.
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

EPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD products and globally recognized brands:
EPD Product Types

Between Bearings Pumps	Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Multiphase	• Gas Barrier Seals
• Reciprocating	• Dry-Running Seals
• Screw

Specialty Products
• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydroturbine
• Cryogenic Pumps	• Energy Recovery Devices
• Cryogenic Liquid Expander	• CVP Concrete Volute Pumps
• Hydraulic Decoking Systems	• Wireless Transmitters
• API Slurry Pumps

EPD Brand Names

• BW Seals	• Lawrence
• Byron Jackson	• LifeCycle Advantage
• Calder Energy Recovery Devices	• Niigata Worthington
• Cameron	• QRC™
• Durametallic	• Pacific
• FEDD Wireless	• Pacific Weitz
• Five Star Seal	• Pac-Seal
• Flowserve	• ReadySeal
• Flowstar	• United Centrifugal
• GASPAC™	• Western Land Roller
• IDP	• Wilson-Snyder
• Interseal	• Worthington
• Jeumont-Schneider	• Worthington-Simpson

EPD Services
We provide engineered aftermarket services through our global network of 128 QRCs, some of which are co-located in manufacturing facilities, in 41 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
EPD New Product Development
Our investments in new product R&D continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (i.e., flow, power and pressure) and under more extreme conditions beyond the level of traditional technology. We continue to develop innovations that improve product performance and our competitive position in the engineered equipment industry, specifically targeting pipeline, offshore and downstream applications for the oil and gas market. The emergence of extreme pressure applications prompted the development of an advanced stage design and construction of high pressure test capability necessary to validate the technology prior to introduction into the market. Successful completion of the multiphase testing, as part of the subsea product development, validated our design predictions and established the baseline for future advances in subsea and land-based designs of this product.
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
In 2012, EPD continued to advance our Technology Advantage platform through the Integrated Solutions Organization ("ISO"). This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material.
EPD Customers
Our customer mix is diversified and includes leading EPC firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, power generation, chemical, water management and general industries.
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
We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the oil and gas, chemical and power generation industries, our large installed base of products, our strong customer relationships, our more than 200 years of legacy experience in manufacturing and servicing pumping equipment, our reputation for providing quality engineering solutions and our ability to deliver engineered new seal product orders within 72 hours from the customer’s request.
EPD Backlog
EPD’s backlog of orders as of December 31, 2012 was $1,400.3 million (including $21.4 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1,441.6 million (including $19.9 million of interdivision backlog) as of December 31, 2011. We expect to ship 81% of December 31, 2012 backlog during 2013.
INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, distribute and service pre-configured engineered pumps and pump systems, including submersible motors, for industrial markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water management, power generation and general industries. Our products are currently manufactured in 12 manufacturing facilities, three of which are located in the U.S. and six in Europe. IPD operates 20 QRCs worldwide, including 11 sites in Europe, three in the U.S., five in Asia Pacific and one in Latin America.
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
IPD New Product Development
Our IPD development projects target product feature enhancements, design improvements and sourcing opportunities that we believe will improve the competitive position of our industrial pump product lines. A new product for the International Standards Organization market was released in 2012 and is positioned to be a globally-accepted product supporting the chemical industry. Investment in a modern multistage ring section design progressed through the year with advanced construction and prototype testing. The new design is expected to streamline our product portfolio.
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
IPD Customers
Our customer mix is diversified and includes leading EPC firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, water management, chemical, power generation and general industries.
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
IPD Backlog
IPD’s backlog of orders as of December 31, 2012 was $593.0 million (including $40.7 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $567.8 million (including $56.7 million of interdivision backlog) as of December 31, 2011. We expect to ship 74% of December 31, 2012 backlog during 2013.
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
Our flow control products are primarily used by companies operating in the chemical (including pharmaceutical), power generation (nuclear, fossil and renewable), oil and gas, water management and general industries (including aerospace, pulp and paper and mining). FCD has 58 sites worldwide, including 25 principal manufacturing facilities (five of which are located in the U.S. and 13 of which are located in Europe) and 33 QRCs, including three consolidated joint ventures. A small portion of our valves are also produced through an unconsolidated joint venture in India.
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
FCD Customers
Our customer mix spans several markets, including the chemical, oil and gas, power generation, water management, pulp and paper, mining and other general industries. Our product mix includes original equipment and aftermarket parts and services. FCD contracts with a variety of customers, ranging from EPC firms, to distributors, end users and other original equipment manufacturers.
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Pentair Ltd., Cameron International Corp., Emerson Electric Co., General Electric Co. and Crane Co.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2012 was $723.9 million, compared with $759.9 million as of December 31, 2011. We expect to ship 88% of December 31, 2012 backlog during 2013.
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
Any of the events discussed as risk factors below may occur. If they do, our business, financial condition, results of operations and cash flows could be materially adversely affected. While we believe all known material risks are disclosed, additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Because of these risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
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
Additionally, some of our customers may delay capital investment and maintenance even during favorable conditions in their industries or markets. Despite these favorable conditions, the general health of global credit and capital markets and our customers' ability to access such markets may impact investments in large capital projects, including necessary maintenance and upgrades. In addition, the liquidity and financial position of our customers could impact capital investment decisions and their ability to pay in full and/or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.
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
At December 31, 2012, backlog was $2.6 billion. In 2013, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions during 2012, and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•
instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe, and political conditions in the Middle East, North Africa, Latin America and other emerging markets;

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws or tax examinations;

•	difficulty in staffing and managing widespread operations;

•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	differing and, in some cases, more stringent labor regulations;

•	potentially negative consequences from fluctuations in foreign currency exchange rates;

•	partial or total expropriation;

•	differing protection of intellectual property;

•	inability to repatriate income or capital; and

•	difficulty in administering and enforcing corporate policies, which may be different than the customary business practices of local cultures.
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
Effective December 31, 2011, our foreign subsidiaries completed the withdrawal from autonomously conducting business, under their own local authority, with customers in countries designated by the U.S. State Department as state sponsors of terrorism, including Iran, Syria and Sudan. Our foreign subsidiaries' remaining activities in these countries are limited to government-mandated inspections, which we plan to conclude as soon as possible.
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
The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws and regulations in other jurisdictions, such as the UK Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business or securing an improper advantage. Because we operate in many parts of the world and sell to industries that have experienced corruption to some degree, our policies mandate compliance with applicable anti-bribery laws worldwide. If we are found to be in violation of the FCPA or other similar anti-bribery laws or regulations, whether due to our or others' actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, actual or alleged violations could damage our reputation or ability to do business.
Terrorist acts, conflicts and wars may materially adversely affect our business, financial condition and results of operations and may adversely affect the market for our common stock.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts and wars, wherever located around the world. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, such as the Israeli-Hamas conflict and ongoing military operations in the Middle East at large, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions, any of which could adversely affect our business, financial condition, results of operations and cash flows.

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
We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many PRPs at five Superfund sites. The projected cost of remediation at these sites, as well as our alleged "fair share" allocation, while not anticipated to be material, has been reserved. However, until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved, some degree of uncertainty remains.
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
As of December 31, 2012, we had approximately 17,000 employees, of which approximately 6,000 were located in the U.S. Approximately 7% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, Sweden and the U.K. No unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
We maintain defined benefit pension plans that are required to be funded in the U.S., India, Japan, Mexico, The Netherlands and the U.K., and defined benefit plans that are not required to be funded in Austria, France, Germany and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. This impact may be particularly prevalent where we maintain significant concentrations of specified investments, such as the U.K. equity and fixed income securities in our non-U.S. defined benefit plans. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements.
We continually review our funding policy related to our U.S. pension plan in accordance with applicable laws and regulations. U.S. regulations have increased the minimum level of funding for U.S pension plans in prior years, which has at times required significant contributions to our pension plans. Contributions to our pension plans reduce the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes.
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
The recording of increased deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $268 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.
We are required to make scheduled repayments and, under certain events of default, mandatory repayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, such as dividend payments and share repurchases, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry.
In addition, the agreements governing our indebtedness impose certain operating and financial restrictions on us and somewhat limit management's discretion in operating our businesses. These agreements limit or restrict our ability, among other things, to: incur additional debt; pay dividends and make other distributions; prepay subordinated debt, make investments and other restricted payments; create liens; sell assets; and enter into transactions with affiliates.

We are also required to maintain certain debt ratings, comply with leverage and interest coverage financial covenants and deliver to our lenders audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2012 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Plants	Approximate Square Footage
EPD
U.S.	4	725,000
Non-U.S.	15	2,004,000
IPD
U.S.	3	535,000
Non-U.S.	6	1,529,000
FCD
U.S.	5	1,027,000
Non-U.S.	12	1,410,000

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
We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to optimize our global manufacturing efficiency. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our operating lease obligations.

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
Market Information and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 12, 2013, our records showed 1,520 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2012	2011
First Quarter	$122.45/$100.88	$133.94/$112.22
Second Quarter	119.59/98.41	135.72/99.20
Third Quarter	135.57/105.91	112.57/72.88
Fourth Quarter	147.10/126.85	106.74/66.84

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2012 and 2011:

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 15, 2012	December 31, 2012	January 14, 2013	$0.36
August 15, 2012	September 28, 2012	October 12, 2012	0.36
May 17, 2012	June 30, 2012	July 13, 2012	0.36
February 21, 2012	March 30, 2012	April 13, 2012	0.36

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 18, 2011	December 30, 2011	January 13, 2012	$0.32
August 12, 2011	September 30, 2011	October 14, 2011	0.32
May 19, 2011	June 30, 2011	July 14, 2011	0.32
February 21, 2011	March 31, 2011	April 14, 2011	0.32

On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.32 per share to $0.36 per share payable beginning on April 13, 2012. On February 19, 2013, our Board of Directors authorized an increase in the payment of dividends on our common stock from $0.36 per share to $0.42 per share payable quarterly beginning on April 12, 2013. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Our credit facilities contain covenants that could restrict our ability to declare and pay dividends on our common stock. See the discussion of our credit facilities under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of this Annual Report and in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

In February 2013, our Board of Directors approved a 3-for-1 forward stock split.  Implementation of the stock split is subject to the Company's shareholders approving an amendment to the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock.  This amendment, which would enable the proposed stock split, will be voted on by the Company's shareholders at Flowserve's 2013 Annual Meeting of Shareholders expected to be held May 23, 2013.  If approved as recommended by the Board, the record date for the stock split is expected to be on or about June 7, 2013.  Each shareholder of record on the record date will receive two additional shares of common stock for each share held, and our past and future earnings per share, and any dividends paid on our common stock, would be proportionately adjusted for any effected stock split.

Issuer Purchases of Equity Securities
Note 15 to our consolidated financial statements included in Item 8 of this Annual Report includes a comprehensive discussion of our share repurchase program, including our accelerated share repurchase program ("ASR Program") and payment of quarterly dividends on our common stock.
During the quarter ended December 31, 2012, we repurchased a total of 1,894,695 shares of our common stock under our current share repurchase program inclusive of the 153,659 shares delivered upon settlement of the ASR Program in December 2012. The total repurchase amount of $238.1 million during the quarter (representing an average cost of $136.75 per share) does not include the impact of shares delivered upon settlement of the ASR Program that were paid for in June 2012 at the commencement of the program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

						(In millions)
October 1 - 31	516,677	(1)	$129.70		516,613	$456.7
November 1 - 30	592,722	(2)	137.16		591,540	375.6
December 1 - 31	786,542	(3)	142.11	(4)	786,542	285.7
Total	1,895,941		$137.18		1,894,695

_______________________________________

(1)	Includes a total of 64 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $129.82.

(2)
Includes a total of 31 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $132.46. Also includes 1,151 shares of common stock purchased at a price of $137.90 per share by a rabbi trust that we maintain in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Includes 153,659 shares that were delivered upon settlement of the ASR Program.

(4)
The calculation of average price paid per share does not include amounts attributable to 153,659 shares delivered upon settlement of the ASR Program. The total 2,414,397 shares repurchased under the ASR Program were based on the volume-weighted average price of $126.93, which was our average common stock price during the repurchase period, less an agreed upon discount.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2007, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$200
$150
$100
$50
$0
Flowserve Corporation
S&P 500 Index
S&P 500 Industrial Machinery
2007
2008
2009
2010
2011
2012
December 31,

	Base Period	December 31,
Company/Index	December 31, 2007	2008	2009	2010	2011	2012
Flowserve Corporation	$100.00	$54.18	$100.82	$128.58	$108.51	$162.26
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 500 Industrial Machinery	100.00	59.95	83.77	113.88	103.30	131.69

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011(a)	2010(b)	2009(c)	2008
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$4,751,339	$4,510,201	$4,032,036	$4,365,262	$4,473,473
Gross profit	1,580,951	1,513,646	1,409,693	1,548,132	1,580,312
Selling, general and administrative expense	(922,125)	(914,080)	(844,990)	(934,451)	(981,597)
Operating income(d)	675,778	618,677	581,352	629,517	615,678
Interest expense	(43,520)	(36,181)	(34,301)	(40,005)	(51,293)
Provision for income taxes	(160,766)	(158,524)	(141,596)	(156,460)	(147,721)
Net earnings attributable to Flowserve Corporation	448,339	428,582	388,290	427,887	442,413
Net earnings per share of Flowserve Corporation common shareholders (diluted)(e)	8.51	7.64	6.88	7.59	7.71
Cash flows from operating activities	517,130	218,213	355,775	431,277	408,790
Cash dividends declared per share	1.44	1.28	1.16	1.08	1.00
FINANCIAL CONDITION
Working capital	$1,149,591	$1,158,033	$1,067,369	$1,041,239	$724,429
Total assets	4,810,958	4,622,614	4,459,910	4,248,894	4,023,694
Total debt	928,594	505,216	527,711	566,728	573,348
Retirement obligations and other liabilities	456,742	422,470	414,272	449,691	495,883
Total equity	1,894,475	2,278,230	2,113,033	1,801,747	1,374,198
FINANCIAL RATIOS
Return on average net assets(f)	16.5%	16.9%	17.7%	22.0%	24.5%
Net debt to net capital ratio(g)	24.8%	6.9%	-1.4%	-5.1%	6.9%

_______________________________________

(a)	Results of operations in 2011 include costs of $12.0 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $8.8 million.

(b)	Results of operations in 2010 include costs of $18.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $13.4 million.

(c)	Results of operations in 2009 include costs of $68.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $49.8 million.

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

(f)
Calculated as adjusted net income divided by adjusted net assets, where adjusted net income is the sum of earnings before income taxes plus interest expense multiplied by one minus our effective tax rate and adjusted net assets is the average of beginning of year and end of year net assets, excluding cash and cash equivalents and debt due in one year.

(g)
Calculated as total debt minus cash and cash equivalents divided by the sum of total debt and shareholders' equity minus cash and cash equivalents. Cash and cash equivalents exceeded total debt by $29.9 million and $87.6 million at December 31, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2012 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 177 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
Our operations are conducted through three business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"):

•	Engineered Product Division ("EPD") for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for pre-configured engineered pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. For example, our segment leadership reports to our Chief Operating Officer ("COO"), and the segments share leadership for operational support functions such as research and development, marketing and supply chain.
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
We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. We continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
We experienced improved bookings in 2012 despite an environment of continued global macroeconomic uncertainty. The oil and gas industry experienced stable conditions, while the chemical industry saw increased activity. The growth in the chemical industry was driven by Asia Pacific and Middle Eastern countries accelerating investment in their chemical processing capabilities and North America producers investing to utilize natural gas as a low-cost feedstock. We experienced a modest decline in bookings into Europe, as economic conditions in the region remain challenged. In the power generation industry, we experienced a slowing in the level of investment during 2012 due to uncertainty relating to environmental regulations and potential regulatory impact to the overall civilian nuclear market.
In 2012, continued favorable conditions in our aftermarket business were driven by our customers' need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities through our integrated solutions offerings. Our pursuit of major capital projects globally and our investments in localized customer service remain key components of our long-term growth strategy, and also provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers' operations through our QRC network has enabled us to grow our market share in the aftermarket portion of our business.
We believe that with our customer relationships, global presence and highly-regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face ongoing challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.
At December 31, 2012, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report. Other than broad, macro-level economic impacts, including foreign exchange rate impacts, we did not experience any direct or measurable disruptions during 2012 due to the European economic crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy. Additional adverse developments could potentially impact our customers’ exposures to sovereign and non-sovereign European debt and could soften the level of capital investment and demand for our products and services.
On May 31, 2012, we announced that our Board of Directors endorsed an updated capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle, versus then-current gross leverage ratio of 0.7x; and (ii) an expanded share repurchase program of $1.0 billion, which at authorization included approximately $233 million remaining under the previous repurchase authorization. The expanded share repurchase program includes amounts incremental to our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders. While we intend to adhere to this policy for the foreseeable future, any future returns of cash, whether through any combination of dividends or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition and business opportunities at the time and market conditions.
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an accelerated share repurchase program ("ASR Program"). The ASR Program was completed on December 12, 2012. Note 15 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our ASR Program, share repurchase program and payments of quarterly dividends on our common stock.
As a part of our continuing effort to execute our capital structure strategy, we entered into a new credit agreement in August 2012. This new agreement provided additional debt capacity to execute on our growth initiatives, and also enhanced our operating flexibility and reduced our borrowing costs after attaining investment grade credit ratings with all three rating agencies. Additionally, on September 11, 2012, we issued $500.0 million in aggregate principal amount of senior notes due September 15, 2022 ("Senior Notes"). See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for a more complete discussion of our long-term debt.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2013" section included below in this MD&A.
Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water management, and a number of other industries that are collectively referred to as "general industries."

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
Our customers include EPC firms, original equipment manufacturers, end users and distributors. Sales to EPC firms and original equipment manufacturers are typically for large project orders and critical applications, as are certain sales to distributors. Project orders are typically procured for customers either directly from us or indirectly through contractors for new construction projects or facility enhancement projects.
The quick turnaround business, which we also refer to as "book and ship," is defined as orders that are received from the customer (booked) and shipped within three months of receipt. These orders are typically for more standardized, general purpose products, parts or services. Each of our three business segments generate certain levels of this type of business.
In the sale of aftermarket products and services, we benefit from a large installed base of our original equipment, which requires periodic maintenance, repair and replacement parts. We use our manufacturing platform and global network of QRCs to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to selectively expand our global QRC network to improve our ability to capture this important aftermarket business.
Oil and Gas
The oil and gas industry, which represented approximately 41% and 40% of our bookings in 2012 and 2011, respectively, experienced a stable level of capital spending in 2012 compared to the previous year due to the need to continue building infrastructure to bring future capacity on line to meet future demand expectations. The majority of investment by the major oil companies continued to focus on upstream production activities; however, there were improved levels of spending in both mid-stream pipeline and downstream refining operations, particularly in the developing markets. Refining overcapacity remained a concern throughout the year in the mature regions, as overall demand for oil remained volatile throughout the year. Aftermarket opportunities in this industry improved throughout the year, with our integrated solutions offering helping to offset a reduction in service-related business, as many refineries performed this work with their own personnel.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. We believe oil and gas companies will continue with upstream and downstream investment plans that are in line with projections of future demand growth and the production declines of existing operations. A projected decline in demand could cause oil and gas companies to reduce their overall level of spending, which could decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid based on current supply, projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to pursue the global opportunities in this industry.
Chemical
The chemical industry represented approximately 19% and 18% of our bookings in 2012 and 2011, respectively. Capital spending in the chemical industry increased in 2012 with the expansion of existing facilities and the approval of new projects around the world. The Middle East and Asia have seen significant growth in chemical projects as countries in those regions try to access the higher margins available downstream in the petrochemical markets. Additionally, North America has seen a revival in the chemical industry, where shale gas has changed the economics of production allowing for a lower cost abundant feedstock to drive high value chemical projects. The aftermarket opportunities improved for the majority of the year with indications that the improvements will continue into 2013.
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
Power Generation
The power generation industry represented approximately 14% and 16% of our bookings in 2012 and 2011, respectively. In 2012, the power generation industry continued to experience some softness in capital spending in the mature regions driven by the uncertainty related to environmental regulations, as well as potential regulatory impacts to the overall civilian nuclear market. In the developing regions, capital investment remained in place driven by increased demand forecasts for electricity in countries such as China and India. Global concerns about the environment continue to support an increase in desired future capacity from renewable energy sources. The majority of the active and planned construction throughout 2012 continued to utilize designs based on fossil fuels. Natural gas increased its percentage of utilization driven by market prices for gas remaining low and relatively stable. With the potential of unconventional sources of gas, such as shale gas, the power generation industry is forecasting an increased use of this form of fuel for power generation plants.
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
Water Management
The water management industry represented approximately 4% our bookings in both 2012 and 2011. Although the water management industry displayed weakness in spending levels in 2012 as desalination projects continued to be delayed, worldwide demand for fresh water and water treatment continues to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. We believe that the persistent demand for fresh water during all economic cycles supports continued investments.
The water management industry is facing a future supply/demand challenge relative to forecasted global population growth coupled with the advancement of industrialization and urbanization. Due to the limitations of usable fresh water around the globe, there continues to be a need for increased investment in desalination. This investment is forecasted to significantly increase over the next several decades. We believe we are a global leader in the desalination market, which is already an important source of fresh water in the Mediterranean region and the Middle East. We expect that this trend in desalination will expand from these traditional areas to other coastal areas around the globe, which we believe presents a significant market opportunity for pumps, valves, actuation products and energy recovery devices.
General Industries
General industries represented, in the aggregate, approximately 22% of our bookings in both 2012 and 2011. General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2012 and 2011. General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve.
The outlook for this group of industries is heavily dependent upon the condition of global economies and consumer confidence levels. The long-term fundamentals of many of these industries remain sound, as many of the products produced by these industries are common staples of industrialized and urbanized economies. We believe that our specialty product offerings designed for these industries and our aftermarket service capabilities will provide continued business opportunities.

OUR RESULTS OF OPERATIONS
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, effective October 28, 2011, we acquired for inclusion in EPD, Lawrence Pumps, Inc. ("LPI"), a privately-owned, United States ("U.S.") based company specializing in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. We also acquired for inclusion in FCD, Valbart Srl ("Valbart"), a privately-owned Italian valve manufacturer, effective July 16, 2010. The results of operations of LPI and Valbart have been consolidated since the respective dates of acquisition. No pro forma information has been provided for these acquisitions due to immateriality.
The following discussion should be read in conjunction with the “Outlook for 2013” section included in this MD&A.
Bookings and Backlog

	2012	2011	2010
	(Amounts in millions)
Bookings	$4,713.5	$4,661.9	$4,228.9
Backlog (at period end)	2,648.9	2,690.1	2,594.7

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from bookings. Bookings in 2012 increased by $51.6 million, or 1.1%, as compared with 2011. The increase included negative currency effects of approximately $204 million. The increase was primarily driven by the oil and gas and chemical industries in EPD and IPD and general industries in EPD, partially offset by declines in the power generation industry in EPD and IPD and the oil and gas and general industries in FCD. The increase was more heavily weighted toward aftermarket bookings in EPD and to a lesser extent original equipment bookings in IPD, offset by reduced original equipment bookings in FCD. The increase included the 2012 impact of IPD orders in excess of $90 million to supply offshore oil and gas platform equipment over the next five years and an order in 2011 in excess of $80 million to supply a variety of pumps for a refinery that did not recur in 2012.
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
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.6 billion at December 31, 2012 decreased by $41.2 million, or 1.5%, as compared to December 31, 2011. Currency effects provided an increase of approximately $22 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 24% of the backlog at December 31, 2012 and 2011 was related to aftermarket orders. Backlog of $2.7 billion at December 31, 2011 increased by $95.4 million, or 3.7%, as compared to December 31, 2010. Currency effects provided a decrease of approximately $51 million.
Sales

	2012	2011	2010
	(Amounts in millions)
Sales	$4,751.3	$4,510.2	$4,032.0

Sales in 2012 increased by $241.1 million, or 5.3%, as compared with 2011. The increase included negative currency effects of approximately $204 million. The increase was primarily due to increased original equipment sales in IPD and FCD, and aftermarket sales in EPD. The increase was driven by customer sales to North America, Asia Pacific and the Middle East, partially offset by a decrease in customer sales to Europe.
Sales in 2011 increased by $478.2 million, or 11.9%, as compared with 2010. The increase included currency benefits of approximately $144 million. The increase was primarily due to increased original equipment sales in FCD and IPD, and increased aftermarket sales in EPD. The increase was driven by customer sales to North America, Asia Pacific and the Middle East.
Sales to international customers, including export sales from the U.S., were approximately 71% of sales in 2012, and 73% in both 2011 and 2010. Sales to Europe, the Middle East and Africa ("EMA") were approximately 37%, 39% and 40% of total sales in 2012, 2011 and 2010, respectively. Sales to Asia Pacific were approximately 20%, 19% and 18% of total sales in 2012, 2011 and 2010, respectively. Sales to Latin America were approximately 10% of total sales in each of 2012, 2011 and 2010.
Gross Profit and Gross Profit Margin

	2012	2011	2010
	(Amounts in millions, except percentages)
Gross profit	$1,581.0	$1,513.6	$1,409.7
Gross profit margin	33.3%	33.6%	35.0%

Gross profit in 2012 increased by $67.4 million, or 4.5%, as compared with 2011. Gross profit margin in 2012 of 33.3% decreased from 33.6% in 2011. The decrease was primarily attributed to the larger effect on revenue of certain large, lower margin projects that shipped from backlog in EPD as compared with the same period in 2011, partially offset by the effects of operational execution improvements in EPD and IPD. Aftermarket sales of approximately 41% of total sales were consistent with the same period in 2011.
Gross profit in 2011 increased by $103.9 million, or 7.4%, as compared with 2010. The increase included the effect of approximately $13 million in increased savings realized and $9.9 million of decreased charges resulting from our realignment programs, partially offset by $6.8 million in charges related to the IPD recovery plan, as compared with 2010. Gross profit margin in 2011 of 33.6% decreased from 35.0% in 2010. The decrease was primarily attributable to lower margins on certain large projects primarily in beginning of year backlog, the negative impact of currency on margins of U.S. dollar-denominated sales produced in some of our non-U.S. facilities, incremental charges associated with certain projects that have not shipped or shipped late in EPD, charges related to the IPD recovery plan and increased material costs in FCD. The decrease was partially offset by a mix shift to higher margin aftermarket sales in all business segments. As a result of the sales mix shift, aftermarket sales increased to approximately 41% of total sales, as compared with approximately 39% of total sales for the same period in 2010.
Selling, General and Administrative Expense ("SG&A")

	2012	2011	2010
	(Amounts in millions, except percentages)
SG&A	$922.1	$914.1	$845.0
SG&A as a percentage of sales	19.4%	20.3%	21.0%

SG&A in 2012 increased by $8.0 million, or 0.9%, as compared with 2011. Currency effects yielded a decrease of approximately $28 million. Selling-related expenses and broad-based annual incentive compensation expenses primarily contributed to the increase. These increases were partially offset by a $10.4 million gain in EPD during the first quarter of 2012 from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there in 2013. SG&A as a percentage of sales in 2012 improved 90 basis points as compared with 2011, due in part to a continued focus on cost management.
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
Net Earnings from Affiliates

	2012	2011	2010
	(Amounts in millions)
Net earnings from affiliates	$17.0	$19.1	$16.6

Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2012 decreased by $2.1 million, or 11.0%, as compared with 2011, primarily due to decreased earnings of our FCD joint venture in India. Net earnings from affiliates in 2011 increased by $2.5 million, or 15.1%, as compared with 2010, primarily due to increased earnings of our FCD joint venture in India.
Operating Income

	2012	2011	2010
	(Amounts in millions, except percentages)
Operating income	$675.8	$618.7	$581.4
Operating income as a percentage of sales	14.2%	13.7%	14.4%
Operating income in 2012 increased by $57.1 million, or 9.2%, as compared with 2011. The increase included negative currency effects of approximately $36 million. The increase was primarily a result of the $67.4 million increase in gross profit. The improvement in operating income as a percentage of sales was primarily due to SG&A as a percentage of sales decreasing to 19.4% from 20.3% for the same period in 2011, partially offset by the slight decrease in gross profit margin.
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

Interest Expense and Interest Income

	2012	2011	2010
	(Amounts in millions)
Interest expense	$(43.5)	$(36.2)	$(34.3)
Interest income	1.0	1.6	1.6
Interest expense in 2012 increased by $7.3 million as compared with 2011. The increase was primarily attributable to interest expense associated with increased borrowings under our Bridge Loan and Senior Notes and $1.3 million in unamortized deferred loan costs related to our Prior Credit Agreement that were expensed in the third quarter of 2012. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for definition and discussion of our various credit resources. Interest expense in 2011 increased by $1.9 million as compared with 2010 primarily due to increased interest expense on local borrowings to fund short-term cash needs in support of growth in emerging markets and the impact of the refinancing of our credit facilities in late 2010. At December 31, 2012, approximately 70% of our debt was at fixed rates, including the effects of $275.0 million of notional interest rate swaps.
Interest income in 2012 decreased by $0.6 million as compared with 2011. The decrease was primarily attributable to lower average cash balances in 2012 as compared with 2011. Interest income in 2011 was consistent with 2010.
Other (Expense) Income, net

	2012	2011	2010
	(Amounts in millions)
Other (expense) income, net	$(21.6)	$3.7	$(18.3)

Other (expense) income, net in 2012 decreased $25.3 million to other expense, net of $21.6 million, as compared to other income, net of $3.7 million in 2011. The decrease was primarily due to a $21.6 million increase in losses (reflecting a $14.3 million loss in 2012, relating primarily to the Euro and Mexican peso, as compared with a $7.3 million gain in 2011) arising from transactions in currencies other than our sites’ functional currencies, as well as a $3.4 million increase in losses on foreign exchange contracts.
Other income (expense), net in 2011 increased $22.0 million to income of $3.7 million, as compared to expense of $18.3 million in 2010. The increase was primarily due to a $23.9 million increase in gains arising from transactions in currencies other than our sites' functional currencies, which reflect the relative strengthening of the U.S. dollar versus the Euro during 2011 as compared with 2010. Currency losses in 2010 included the impact of the $7.6 million net loss recorded as a result of Venezuela's currency devaluation and the settlement of U.S. dollar denominated liabilities at the more favorable essential items rate of 2.60 Bolivars to the U.S. dollar. These losses were partially offset by a $3.1 million gain on the sale of an investment in a joint venture in 2010 that was accounted for under the cost method.

Tax Expense and Tax Rate

	2012	2011	2010
	(Amounts in millions, except percentages)
Provision for income taxes	$160.8	$158.5	$141.6
Effective tax rate	26.3%	27.0%	26.7%

The 2012, 2011 and 2010 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates, and changes in our reserves established for uncertain tax positions.
On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law, creating an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents and royalties that, prior to 2006, had been subject to U.S. taxation. This exclusion is effective for the years 2006 through 2013, and applies to certain of our related party payments.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2012, we have foreign tax credits of $31.4 million, expiring in 2020 and 2021 against which we recorded no valuation allowances. Additionally, we have recorded other net deferred tax assets of $73.2 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2012	2011	2010
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$448.3	$428.6	$388.3
Net earnings per share — diluted	$8.51	$7.64	$6.88
Average diluted shares	52.7	56.1	56.4

Net earnings in 2012 increased by $19.7 million to $448.3 million, or to $8.51 per diluted share, as compared with 2011. The increase was primarily attributable to a $57.1 million increase in operating income, partially offset by a $25.3 million decrease in other income, net, a $7.3 million increase in interest expense and a $2.3 million increase in tax expense.
Net earnings in 2011 increased by $40.3 million to $428.6 million, or to $7.64 per diluted share, as compared with 2010. The increase was primarily attributable to $37.3 million increase in operating income and a $22.0 million increase in other income (expense), net, partially offset by a $1.9 million increase in interest expense and a $16.9 million increase in tax expense.
Other Comprehensive Loss

	2012	2011	2010
	(Amounts in millions)
Other comprehensive loss	$(8.3)	$(65.6)	$(1.4)

Other comprehensive loss in 2012 decreased by $57.3 million, primarily reflecting the strengthening of the Euro, Mexican peso and Indian rupee at December 31, 2012 as compared with December 31, 2011.
Other comprehensive loss in 2011 increased by $64.2 million, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro at December 31, 2011 as compared with December 31, 2010.
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

Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). EPD includes longer lead time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured much more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 41 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, four in Asia and five in Latin America, and it has 128 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	EPD
	2012	2011 (1)	2010
	(Amounts in millions, except percentages)
Bookings	$2,373.1	$2,333.5	$2,242.0
Sales	2,403.1	2,321.4	2,152.7
Gross profit	811.2	803.4	782.9
Gross profit margin	33.8%	34.6%	36.4%
Segment operating income	396.1	395.2	412.6
Segment operating income as a percentage of sales	16.5%	17.0%	19.2%
Backlog (at period end)	1,400.3	1,441.6	1,435.5
_______________________________________

(1)	Includes the post-acquisition operating results of LPI, which was acquired in October 2011.

Bookings in 2012 increased by $39.6 million, or 1.7%, as compared with 2011. The increase included negative currency effects of approximately $105 million. The increase in customer bookings was primarily driven by the chemical, oil and gas and general industries, partially offset by the power generation industry. Customer bookings increases of $80.1 million into North America, $53.0 million into Asia Pacific and $47.1 million into Europe were partially offset by a decrease of $129.8 million into the Middle East. The overall net increase was driven by aftermarket bookings. The increase included the impact of an order in the first quarter of 2011 in excess of $80 million to supply a variety of pumps for a refinery in the Middle East that did not recur in 2012. Of the $2.4 billion of bookings in 2012, approximately 51% were from oil and gas, 17% from power generation, 15% from chemical, 2% from water management and 15% from general industries. The trend toward globalization is continuing to drive spending in the chemical, oil and gas and general industries in 2012. The North American pipeline business and the global fertilizer market strengthened compared to last year. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $11.2 million.
Bookings in 2011 increased by $91.5 million, or 4.1%, as compared with 2010. The increase included currency benefits of approximately $65 million. Customer bookings increases of $94.1 million into North America, $64.5 million into Asia Pacific, $47.3 into the Middle East and $23.2 million into Latin America were partially offset by a decrease of $136.4 million into Europe. The overall net increase primarily consisted of an increase in the power generation and chemical industries. Of the $2.3 billion of bookings in 2011, approximately 50% were from oil and gas, 21% from power generation, 13% from chemical, 1% from water management and 15% from general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $3.3 million.
Sales in 2012 increased $81.7 million, or 3.5%, as compared with 2011. The increase included negative currency effects of approximately $106 million. The increase was more heavily weighted towards aftermarket sales, primarily resulting from customer sales increases of $75.0 million into North America, $52.9 million into the Middle East and $21.1 million into Asia Pacific, partially offset by sales decreases of $28.6 million into Europe and $21.6 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $17.4 million.
Sales in 2011 increased $168.7 million, or 7.8%, as compared with 2011. The increase included currency benefits of approximately $67 million. The increase was primarily driven by increased aftermarket sales. Sales increases of $71.7 million into Latin America, $49.4 million into North America, $43.7 million into Asia Pacific and $39.1 million into the Middle East were partially offset by sales decreases of $28.9 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $16.3 million.
Gross profit in 2012 increased by $7.8 million, or 1.0%, as compared with 2011. Gross profit margin in 2012 of 33.8% decreased from 34.6% in 2011. The decrease was primarily attributed to a larger effect on revenue of certain large, lower margin projects that shipped from backlog, as compared with the same period in 2011, partially offset by the effects of operational execution improvements and a sales mix shift towards higher margin aftermarket sales.
Gross profit in 2011 increased by $20.5 million, or 2.6%, as compared with 2010. Gross profit margin in 2011 of 34.6% decreased from 36.4% in 2010. The decrease was primarily attributable to a larger effect on revenue of certain large projects at low margins primarily in beginning of year backlog, the negative impact of currency on margins of U.S. dollar denominated sales produced in some of our non-U.S. facilities and incremental charges associated with certain projects that have not shipped or shipped late, partially offset by a sales mix shift towards higher margin aftermarket sales.
Operating income in 2012 increased by $0.9 million, or 0.2%, as compared with 2011. The increase included negative currency effects of approximately $20 million. The increase was due primarily to the gross profit increase of $7.8 million, partially offset by increased SG&A of $7.4 million (including a decrease due to currency effects of approximately $13 million). The increase in SG&A included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there in 2013, offset by increased SG&A costs associated with LPI, increased broad-based annual incentive compensation and increased selling-related expenses.
Operating income in 2011 decreased by $17.4 million, or 4.2%, as compared with 2010. The decrease included currency benefits of approximately $9 million. The overall net decrease was due primarily to the SG&A increase of $37.9 million (including an increase due to currency effects of approximately $12 million), partially offset by increased gross profit of $20.5 million. Increased SG&A was attributable to incremental selling and marketing-related expenses associated with the above mentioned increase in sales, merit-related compensation increases, the impact of hiring associates to support high-growth areas of the business, acquisition-related and other incremental SG&A costs associated with the acquisition of LPI in the fourth quarter of 2011 and a $3.9 million penalty that was assessed by a Spanish regulatory commission in the second quarter of 2011. These increases were partially offset by a decrease in broad-based annual and long-term incentive program compensation.
Backlog of $1.4 billion at December 31, 2012 decreased by $41.3 million, or 2.9%, as compared to December 31, 2011. Currency effects provided an increase of approximately $11 million. Backlog at December 31, 2012 included $21.4 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.4 billion at December 31, 2011 increased by $6.1 million, or 0.4%, as compared to December 31, 2010. Currency effects provided a decrease of approximately $14 million. Backlog at December 31, 2011 included $19.9 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors and specialty products, collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 12 manufacturing facilities, three of which are located in the U.S and six in Europe, and it operates 20 QRCs worldwide, including 11 sites in Europe and three in the U.S., including those co-located in manufacturing facilities.

	IPD
	2012	2011	2010
	(Amounts in millions, except percentages)
Bookings	$964.3	$905.4	$827.5
Sales	953.9	878.2	800.2
Gross profit	230.3	197.5	204.7
Gross profit margin	24.1%	22.5%	25.6%
Segment operating income	99.5	62.9	68.5
Segment operating income as a percentage of sales	10.4%	7.2%	8.6%
Backlog (at period end)	593.0	567.8	568.0

Bookings in 2012 increased by $58.9 million, or 6.5%, as compared with 2011. The increase included negative currency effects of approximately $35 million. The increase was primarily driven by increased customer bookings in the oil and gas and chemical industries, partially offset by the power industry. The increase included the impact of 2012 orders in excess of $90 million to supply offshore oil and gas platform equipment over the next five years primarily to an end customer in Latin America. Customer bookings increases of $105.2 million into Latin America and $32.7 million into North America were partially offset by a decrease of $37.7 million into Europe and $22.8 million into Asia Pacific. The increase was more heavily weighted toward customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $24.7 million. Of the $964.3 million of bookings in 2012, approximately 35% were from oil and gas, 16% from water management, 13% from chemical, 5% from power generation and 31% from general industries. In 2012, opportunities in the chemical industry were driven by inexpensive natural gas in North America and demand for product diversification in the Middle East. Additionally, stable pricing in 2012 promoted investment in both conventional and unconventional oil.
Bookings in 2011 increased by $77.9 million, or 9.4%, as compared with 2010. The increase included currency benefits of approximately $29 million. Customer bookings increases of $49.8 million into Asia Pacific, $12.8 million into Africa and $12.7 million into Europe were partially offset by a decrease of $19.4 million into the Middle East and $15.5 million into Latin America. Customer bookings increases were driven by general and chemical industries, partially offset by decreased customer bookings in the water management industry. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $32.2 million. Of the $905.4 million of bookings in 2011, approximately 29% were from oil and gas, 19% from water management, 11% from chemical, 8% from power generation and 33% from general industries.
Sales in 2012 increased by $75.7 million, or 8.6%, as compared with 2011. The increase included negative currency effects of approximately $31 million. The increase in customer sales was primarily driven by original equipment sales. Customer sales increases of $35.9 million into North America, $15.2 million into the Middle East, $14.3 million into Asia Pacific and $12.1 million into Latin America were partially offset by decreased sales of $22.7 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $14.6 million.
Sales in 2011 increased by $78.0 million, or 9.7%, as compared with 2010. The increase included currency benefits of approximately $29 million. The increase was primarily driven by increased aftermarket sales. The increase in customer sales was attributed to the increase of $48.9 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $30.0 million.
Gross profit in 2012 increased by $32.8 million, or 16.6%, as compared with 2011. Gross profit margin in 2012 of 24.1% increased from 22.5% in 2011. The increase was primarily attributable to $7.1 million of IPD recovery plan realignment charges incurred in 2011 that did not recur in 2012, lower costs resulting from operational improvements and continued realization of realignment savings, partially offset by a sales mix shift to lower margin original equipment sales.
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
Operating income for 2012 increased by $36.6 million, or 58.2%, as compared with 2011. The increase included negative currency effects of approximately $4 million. The increase was due to the $32.8 million increase in gross profit discussed above and a $3.8 million decrease in SG&A.
Operating income for 2011 decreased by $5.6 million, or 8.2%, as compared with 2010. The decrease included currency benefits of approximately $2 million. The overall net decrease is due to the $7.2 million decrease in gross profit discussed above, partially offset by a $1.6 million decrease in SG&A.
Backlog of $593.0 million at December 31, 2012 increased by $25.2 million, or 4.4%, as compared with December 31, 2011. Currency effects provided an increase of approximately $13 million. Backlog at December 31, 2012 included $40.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $567.8 million at December 31, 2011 remained flat, as compared to December 31, 2010. Currency effects provided a decrease of approximately $13 million. Backlog at December 31, 2011 included $56.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 58 manufacturing facilities and QRCs in 25 countries around the world, with five of its 25 manufacturing operations located in the U.S. and 13 located in Europe. Based on independent industry sources, we believe that FCD is the fourth largest industrial valve supplier on a global basis.

	FCD
	2012	2011	2010 (1)
	(Amounts in millions, except percentages)
Bookings	$1,526.8	$1,603.0	$1,306.6
Sales	1,557.1	1,473.3	1,197.5
Gross profit	541.4	511.5	422.3
Gross profit margin	34.8%	34.7%	35.3%
Segment operating income	253.4	233.3	180.4
Segment operating income as a percentage of sales	16.3%	15.8%	15.1%
Backlog (at period end)	723.9	759.9	658.5
_______________________________________

(1)	Includes the post-acquisition operating results of Valbart, which was acquired in July 2010.

Bookings in 2012 decreased $76.2 million, or 4.8%, as compared with 2011. The decrease included negative currency effects of approximately $63 million. The decrease in customer bookings was primarily attributable to customer project delays in the oil and gas industry and fewer pulp and paper projects in general industries. Customer bookings decreases of $68.6 million into Europe and $21.9 million into Latin America were partially offset by an increase of $13.6 million into the Middle East. The decrease was more heavily weighted toward original equipment bookings. Of the $1.5 billion of bookings in 2012, approximately 29% were from oil and gas, 29% from chemical, 27% from general industries, 14% from power generation and 1% from water management.
Bookings in 2011 increased $296.4 million, or 22.7%, as compared with 2010. The increase included currency benefits of approximately $54 million and Valbart bookings increases of $110.4 million. The increase in customer bookings was primarily attributable to strength in the oil and gas industry, and increased bookings in the chemical and general industries. Increased bookings were partially offset by decreases in the power generation industry due primarily to a slowdown in global nuclear power projects. Customer bookings increased $98.0 million into Europe, $79.4 into Asia Pacific, $62.7 million into North America and $38.0 million into Latin America. Of the $1.6 billion of bookings in 2011, approximately 31% were from oil and gas, 27% from chemical, 27% from general industries 14% from power generation and 1% from water management.
Sales in 2012 increased $83.8 million, or 5.7%, as compared with 2011. The increase included negative currency effects of approximately $67 million. The increase was primarily driven by customer original equipment sales in the oil and gas and chemical industries. Sales increases of $77.8 million into Asia Pacific and $47.5 million into North America were partially offset by a decrease of $42.4 million into Europe.
Sales in 2011 increased $275.8 million, or 23.0%, as compared with 2010. The increase included currency benefits of approximately $48 million. Customer sales increased by approximately $92.7 million into Europe, reflecting continued recovery in the oil and gas industry and included Valbart sales increases of $74.6 million. Customer sales increased by $59.8 million into the Middle East, $49.8 million into Asia Pacific and $47.2 million into North America.
Gross profit in 2012 increased by $29.9 million, or 5.8% as compared with 2011. Gross profit margin in 2012 of 34.8% was comparable to the same period in 2011.
Gross profit in 2011 increased by $89.2 million, or 21.1% as compared with 2010. Gross profit margin in 2011 of 34.7% decreased from 35.3% for the same period in 2010. The decrease was attributable to increased material costs, partially offset by increased sales, which favorably impacted our absorption of fixed manufacturing costs, and various CIP initiatives.
Operating income in 2012 increased by $20.1 million, or 8.6%, as compared with 2011. The increase included negative currency effects of approximately $12 million. The increase was principally attributable to the $29.9 million increase in gross profit noted above, partially offset by a $7.2 million increase in SG&A (including a decrease due to currency effects of approximately $11 million). Increased SG&A was primarily attributable to increased selling and research and development costs.
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
Backlog of $723.9 million at December 31, 2012 decreased by $36.0 million, or 4.7%, as compared to December 31, 2011. Currency effects provided a decrease of approximately $3 million. Backlog of $759.9 million at December 31, 2011 increased by $101.4 million, or 15.4%, as compared to December 31, 2010. Currency effects provided a decrease of approximately $24 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2012	2011	2010
	(Amounts in millions)
Net cash flows provided by operating activities	$517.1	$218.2	$355.8
Net cash flows used by investing activities	(126.4)	(194.2)	(286.7)
Net cash flows used by financing activities	(428.9)	(239.0)	(142.9)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2012 was $304.3  million, compared with $337.4 million at December 31, 2011 and $557.6 million at December 31, 2010.
Our cash balance decreased by $33.1 million to $304.3 million as of December 31, 2012 as compared with December 31, 2011. The cash used in 2012 included $771.9 million for share repurchases, $135.5 million in capital expenditures, the funding of increased working capital requirements discussed below, $80.0 million in net payments on long-term debt and $73.8 million of dividend payments, partially offset by $498.1 million in proceeds from the issuance of Senior Notes (discussed below).
Our cash provided by operating activities was $517.1 million, $218.2 million and $355.8 million in 2012, 2011 and 2010, respectively, which provided cash to support short-term working capital needs. Working capital increased in 2012 due primarily to higher inventory of $72.7 million and higher accounts receivable of $35.1 million. During 2012, we contributed $28.1 million to our defined benefit pension plans. Working capital increased in 2011 due primarily to higher accounts receivable of $243.1 million and higher inventory of $139.8 million. During 2011, we contributed $27.0 million to our defined benefit pension plans.
Increases in accounts receivable used $35.1 million of cash flow in 2012, as compared with $243.1 million in 2011 and $52.0 million in 2010. The use of cash for accounts receivable in 2012 was primarily attributable to delays in the collection of accounts receivable due to slower than anticipated payments from certain customers. The use of cash for accounts receivable in 2011 was primarily attributable to delays in the collection of accounts receivable due to slower than anticipated payments from certain customers, relatively strong sales in December 2011, in part due to the completion of certain previously past due projects, and contractually longer payment terms in 2011 as compared to 2010. For the fourth quarter of 2012, our days' sales outstanding ("DSO") was 75 days as compared with 75 days and 66 days for the same periods in 2011 and 2010, respectively. For reference purposes based on 2012 sales, a DSO improvement of one day could provide approximately $15 million in cash. We have not experienced a significant increase in customer payment defaults in 2012.
Increases in inventory used $72.7 million of cash flow in 2012 compared with $139.8 million in 2011 and $52.9 million in 2010. The use of cash for inventory in 2012 was primarily due to a decrease in progress billings on large orders at December 31, 2012 and higher raw material inventory needed to support an increased level of bookings. The use of cash for inventory in 2011 was primarily due to shipment delays and growth of short cycle orders during 2011, requiring higher raw material and work in process inventory to support end of period backlog. Inventory turns were 3.2 times at December 31, 2012, compared with 3.4 times at both December 31, 2011 and 2010. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2012 data, an improvement of one-tenth of a turn could yield approximately $26 million in cash.
Cash flows used by investing activities were $126.4 million, $194.2 million and $286.7 million in 2012, 2011 and 2010, respectively, due primarily to capital expenditures and cash paid for 2011 and 2010 acquisitions. Capital expenditures during 2012 were $135.5 million, an increase of $27.6 million as compared with 2011. In 2012, our capital expenditures were focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities.
Cash flows used by financing activities were $428.9 million in 2012 compared with $239.0 million in 2011 and $142.9 million in 2010. Cash outflows during 2012 resulted primarily from the repurchase of $771.9 million of our common stock (including the $300.0 million ASR Program payment discussed below), $80.0 million in net payments on long-term debt and $73.8 million of dividend payments, partially offset by $498.1 million in net proceeds from the issuance of Senior Notes. Cash outflows during

2011 resulted primarily from the repurchase of $150.0 million of our common stock, payment of $69.6 million in dividends and $25.0 million of payments on long-term debt.
On May 31, 2012, we announced that our Board of Directors endorsed an updated capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle, versus then-current gross leverage ratio of 0.7x; and (ii) an expanded share repurchase program of $1.0 billion, which at authorization included approximately $233 million remaining under the previous repurchase authorization. The expanded share repurchase program includes amounts incremental to our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders. While we intend to adhere to this policy for the foreseeable future, any future returns of cash, whether through any combination of dividends or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities at the time and market conditions.
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an ASR Program with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. The ASR Program was completed on December 12, 2012. Note 15 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase program, including the ASR Program, and payments of quarterly dividends on our common stock.
As a part of our continuing effort to execute our capital structure strategy, we entered into a new credit agreement that provides for an aggregate commitment of $1.25 billion, including a $400.0 million term loan facility with a maturity date of August 20, 2017 (“Term Loan Facility”) and an $850.0 million revolving credit facility with a maturity date of August 20, 2017 (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). This new agreement provided additional debt capacity to execute on our growth initiatives and enhance our operating flexibility and reduced our borrowing costs. Additionally, on September 11, 2012, we issued $500.0 million in aggregate principal amount of Senior Notes, which bear an annual stated interest rate of 3.50% (see Note 10 to our consolidated financial statements included in Item 8 of this Annual Report).
Our cash needs for the next 12 months are expected to be less than those of 2012, resulting from a decreased level of anticipated share repurchases and improvements in working capital, partially offset by increases in pension contributions, incentive compensation payments and cash dividends. We believe cash flows from operating activities, combined with availability under our Revolving Credit Facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Payments for Acquisitions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our consolidated financial statements included in Item 8 of this this Annual Report contains a discussion of acquisitions.
Financing
A discussion of our refinanced Senior Credit Facility and our European Letter of Credit ("LOC") Facility and related covenants is included in Note 10 to our consolidated financial statements included in Item 8 of this this Annual Report. We were in compliance with all covenants as of December 31, 2012.
Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payment due. Such provisions are referred to as "cross default" provisions. Each of the Senior Credit Facility, the Senior Notes and the European LOC Facility is cross-defaulted to the other.
The rating agencies assign credit ratings to certain of our debt. Our access to capital markets and costs of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and fundings sources to decrease. In particular, a decline in credit ratings would increase the cost of borrowing under our Senior Credit Facility.

We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 6 to our consolidated financial statements included in Item 8 of this Annual Report, and in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" below.
Liquidity Analysis
Our cash balance decreased by $33.1 million to $304.3 million as of December 31, 2012 as compared with December 31, 2011. The cash usage included $771.9 million of share repurchases, $135.5 million in capital expenditures and $73.8 million in dividend payments partially offset by $418.1 million in net proceeds from issuance of long-term debt.
Approximately 6% of our term loan is due to mature in 2013 and approximately 10% in 2014. Our Senior Credit Facility matures in August 2017. After the effects of $275.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at December 31, 2012. As of December 31, 2012, we had a borrowing capacity of $697.8 million on our $850.0 million Revolving Credit Facility (including outstanding letters of credit), and we had net available capacity under the European LOC Facility of €61.9 million ($81.7 million). Our Revolving Credit Facility and our European LOC Facility are committed and are held by a diversified group of financial institutions.
At December 31, 2012 and 2011, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $7.9 million to our U.S. pension plan in 2012, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At December 31, 2012, $299.4 million of our total cash balance of $304.3 million was held by foreign subsidiaries, $248.7 million of which we consider permanently reinvested outside the U.S. Based on the expected 2013 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $248.7 million could be repatriated without resulting in a material U.S. tax liability.

OUTLOOK FOR 2013
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
Our bookings were $4,713.5 million during 2012. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that the increase in bookings will result in a comparable increase in revenues or otherwise be indicative of future results.
We expect a continued competitive economic environment in 2013; however, we anticipate benefits from the continuation of our end user strategy, the strength of our high margin aftermarket business, continued disciplined cost management, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, as evidenced by eight consecutive quarters of over $1 billion in bookings, we remain cautious in our outlook for 2013 given the continuing uncertainty of global economic conditions. For additional discussion on our markets and our opportunities, see the "Business Overview — Our Markets" section of this MD&A.
On December 31, 2012, we had $498.1 million of fixed-rate Senior Notes outstanding and $395.0 million of variable-rate debt under our Senior Credit Facility.  All of our borrowings under our Senior Credit Facility carry a floating rate of interest. As of December 31, 2012, we had $275.0 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. However, because a portion of our debt carries a floating rate of interest, our debt is subject to volatility in rates, which could impact interest expense. We expect our interest expense in 2013 will be higher than 2012 due to our increased level of debt. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2013. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2013, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities and are expected to be between $120 million and $130 million, before consideration of any potential acquisition activity. We have $25.0 million in scheduled principal repayments in 2013 under our Senior Credit Facility, and we expect to comply with the covenants under our Senior Credit Facility in 2013. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2013 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $10 million in 2013.
On February 8, 2013, the Venezuelan government announced its intention to devalue its currency (bolivar) from 4.3 to 6.3 bolivars to the U.S. dollar. Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales in 2012 and total assets at December 31, 2012 represented less than 1% of consolidated sales and total assets for the same period. Our preliminary assessment of the impact of the devaluation is that we will incur an after-tax charge of approximately $3 million in the first quarter of 2013 as a result of re-measuring using the rate of 6.3 bolivars to the U.S. dollar. We are currently assessing the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including further actions of the Venezuelan government and economic conditions in Venezuela, such as inflation and capital spending.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2012:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Term Loan Facility and Senior Notes	$25.0	$85.0	$285.0	$500.0	$895.0
Fixed interest payments(1)	18.9	35.3	35.0	87.5	176.7
Variable interest payments(2)	7.1	12.3	7.3	—	26.7
Other debt and capital lease obligations	34.5	1.0	—	—	35.5
Operating leases	52.8	73.2	39.0	47.1	212.1
Purchase obligations:(3)
Inventory	553.9	13.3	1.7	0.8	569.7
Non-inventory	39.5	3.1	0.1	—	42.7
Pension and postretirement benefits(4)	53.2	109.5	115.8	315.6	594.1
Total	$784.9	$332.7	$483.9	$951.0	$2,552.5
_______________________________________

(1)	Fixed interest payments represent net incremental payments under interest rate swap agreements related to the Term Loan Facility and interest payments on the Senior Notes.

(2)	Variable interest payments under our Senior Credit Facility were estimated using a base rate of three-month LIBOR as of December 31, 2012.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2012, the gross liability for uncertain tax positions was $59.1 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.

The following table presents a summary of our commercial commitments at December 31, 2012:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$448.3	$150.8	$23.6	$53.0	$675.7
Surety bonds	105.3	22.5	—	—	127.8
Total	$553.6	$173.3	$23.6	$53.0	$803.5

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 69% of total defined benefit pension plan assets and approximately 55% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2012. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of primarily U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") equity and fixed income securities. In addition, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk.
Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2012, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $553.4 million from $495.1 million at December 31, 2011. Assets were allocated as follows:

	U.S. Plan
Asset category	2012	2011
U.S. Large Cap	28%	28%
U.S. Small Cap	4%	4%
International Large Cap	14%	14%
Emerging Markets	4%	4%
Equity securities	50%	50%
Long-Term Government/Credit	21%	21%
Intermediate Bond	29%	29%
Fixed income	50%	50%
Other(1)	0%	0%
_______________________________________

(1)	Less than 1% of holdings are in Other category in 2011.

	Non-U.S. Plans
Asset category	2012	2011
North American Companies	5%	5%
U.K. Companies	19%	20%
European Companies	6%	6%
Asian Pacific Companies	5%	5%
Global Equity	1%	1%
Equity securities	36%	37%
U.K. Government Gilt Index	21%	21%
U.K. Corporate Bond Index	19%	17%
Global Fixed Income Bond	22%	23%
Fixed income	62%	61%
Other	2%	2%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $763.9 million and $658.8 million as of December 31, 2012 and 2011, respectively.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2013 is less than $0.1 million and $20.4 million, respectively. We amortize estimated prior service costs and estimated net losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $35.0 million at both December 31, 2012 and 2011. The estimated actuarial net gain for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2013 is $1.2 million. No estimated prior service benefit or cost is expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2013. We amortize any estimated prior service benefits and estimated net gain over the remaining expected service period of approximately three years.
Accrual Accounting and Significant Assumptions
We account for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.
Our key assumptions used in calculating our cost of pension benefits are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets. We, in consultation with our actuaries, evaluate the key actuarial assumptions and other assumptions used in calculating the cost of pension and postretirement benefits, such as discount rates, expected return on plan assets for funded plans, mortality rates, retirement rates and assumed rate of compensation increases, and determine such assumptions as of December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. See discussion of our accounting for and assumptions related to pension and postretirement benefits in the “Our Critical Accounting Estimates” section of this MD&A.
In 2012, net pension expense for our defined benefit pension plans included in operating income was $41.4 million compared with $37.8 million in 2011 and $36.1 million in 2010. The gain for the postretirement medical plans was $0.1 million in 2012 compared with $1.2 million in 2011 and $2.4 million in 2010.

The following are assumptions related to our defined benefit pension plans as of December 31, 2012:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.75%	4.16%
Rate of increase in compensation levels	4.25	3.84
Weighted average assumptions used to determine 2012 net pension expense:
Long-term rate of return on assets	6.25%	5.78%
Discount rate	4.50	5.09
Rate of increase in compensation levels	4.25	3.56

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.0)	$1.1
Effect on Benefit Obligation	(14.4)	15.6
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.6)	1.7
Effect on Benefit Obligation	(24.5)	27.2
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.2)	0.2
Effect on Benefit Obligation	(1.1)	1.2

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.7)	$1.7
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.7)	0.7

As discussed below, accounting principles generally accepted in the U.S. (“GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.
At December 31, 2012, as compared to December 31, 2011, we decreased our discount rate for the U.S. plan from 4.50% to 3.75% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. We decreased our average discount rate for non-U.S. plans from 5.09% to 4.16% based primarily on lower applicable corporate AA-graded bond yields for the Euro zone and the U.K. The average assumed rate of compensation remained constant at 4.25% for the U.S. plan and increased from 3.56% to 3.84% for our non-U.S. plans. To determine the 2012 pension expense, the expected rate of return on U.S. plan assets remained consistent with 2011 at 6.25% and we decreased our average rate of return on non-U.S. plan assets from 6.13% to 5.78%, primarily as a result of the decrease in the U.K. rate of return on assets. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $10 million higher in 2013 than the $41.4 million in 2012, reflecting, among other things, increased amortization of the actuarial net loss and increased service costs. We expect the 2013 net pension benefit for the postretirement medical plans to be $0.1 million higher than the $0.1 million benefit in 2012.

We have used discount rates of 3.75%, 4.16% and 3.25% at December 31, 2012, in calculating our estimated 2013 net pension expense for U.S. pension plans, non-U.S. pension plans and other postretirement plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 8.0% for 2012, 8.5% for 2011 and 9.0% for 2010, with a gradual decrease to 5.0% for 2032 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $28.1 million, $27.0 million and $50.2 million to our defined benefit plans in 2012, 2011 and 2010, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2013 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $10 million to our non-U.S. pension plans in 2013.
For further discussion of our pension and postretirement benefits, see Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

OUR CRITICAL ACCOUNTING ESTIMATES
The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; deferred taxes, tax valuation allowances and tax reserves; reserves for contingent losses; pension and postretirement benefits; and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. The significant estimates are reviewed quarterly by management. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in Item 8 of this Annual Report. Management and our external auditors have discussed our critical accounting estimates and policies with the Audit Committee of our Board of Directors.
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
In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis, accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined. In circumstances where the total projected revenues still exceed total projected costs, the incurrence of penalties or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.
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
Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, with adjustments for events deemed unusual and unlikely to recur. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated indemnities and receivables from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. We have claims pending against certain insurers that, if resolved more favorably than estimated future recoveries, would result in discrete gains in the applicable quarter. We are currently unable to estimate the impact, if any, of unasserted asbestos-related claims, although future claims would also be subject to existing indemnities and insurance coverage. Changes in claims filed, settled and dismissed and differences between actual and estimated settlement costs and insurance or indemnity recoveries could impact future expense.

Pension and Postretirement Benefits
We provide pension and postretirement benefits to certain of our employees, including former employees, and their beneficiaries. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions and estimates used in calculating such amounts. The assumptions include factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, turnover, rates of compensation increases and other factors.
The assumptions utilized to compute expense and benefit obligations are shown in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

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
The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in eight reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2012, 2011 or 2010. The fair values of our reporting units substantially exceeded their carrying values at December 31, 2012.

We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2011 and did not indicate a potential impairment of our goodwill as of December 31, 2012.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of the trademarks by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2012, 2011 or 2010.
The net realizable value of other long-lived assets, including property, plant and equipment and finite-lived intangible assets, is reviewed when indicators of potential impairments are present. The net realizable value is based upon an assessment of the estimated future cash flows related to those assets, utilizing a methodology similar to that for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At December 31, 2012, after the effect of interest rate swaps, we had $120.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.81%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.2 million for the year ended December 31, 2012. At December 31, 2012 and 2011, we had $275.0 million and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $18.2 million, $(56.8) million and $(10.6) million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other (expense)

income, net in the accompanying consolidated statements of income. As of December 31, 2012, we had a U.S. dollar equivalent of $608.9 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $481.2 million at December 31, 2011. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(21.3) million, $3.7 million and $(26.5) million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in other (expense) income, net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2012, a 10% change in the foreign currency exchange rates for the year ended December 31, 2012 would have impacted our net earnings by approximately $29 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Hedging related transactions, which are related to interest rate swaps and recorded to other comprehensive loss, net of deferred taxes, are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Loss reclassified from accumulated other comprehensive loss into income for settlements, net of tax	$(923)	$(1,492)	$(4,215)
Loss recognized in other comprehensive loss, net of tax	(442)	(1,799)	(1,392)
Cash flow hedging activity, net of tax	$481	$(307)	$2,823

We expect to recognize losses of $1.0 million, $0.5 million and $0.2 million, net of deferred taxes, into earnings in 2013, 2014 and 2015, respectively, related to interest rate swap agreements based on their fair values at December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 21, 2013

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$304,252	$337,356
Accounts receivable, net	1,103,724	1,060,249
Inventories, net	1,086,663	1,008,379
Deferred taxes	151,093	121,905
Prepaid expenses and other	94,484	100,465
Total current assets	2,740,216	2,628,354
Property, plant and equipment, net	654,179	598,746
Goodwill	1,053,852	1,045,077
Deferred taxes	26,706	17,843
Other intangible assets, net	150,075	163,482
Other assets, net	185,930	169,112
Total assets	$4,810,958	$4,622,614
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$616,900	$597,342
Accrued liabilities	906,593	808,601
Debt due within one year	59,478	53,623
Deferred taxes	7,654	10,755
Total current liabilities	1,590,625	1,470,321
Long-term debt due after one year	869,116	451,593
Retirement obligations and other liabilities	456,742	422,470
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized — 120,000
Shares issued — 58,931 and 58,931, respectively
Capital in excess of par value	615,183	621,083
Retained earnings	2,579,308	2,205,524
Treasury shares, at cost — 10,796 and 5,025 shares, respectively	(1,164,496)	(424,052)
Deferred compensation obligation	10,870	9,691
Accumulated other comprehensive loss	(224,310)	(216,097)
Total Flowserve Corporation shareholders’ equity	1,890,219	2,269,813
Noncontrolling interests	4,256	8,417
Total equity	1,894,475	2,278,230
Total liabilities and equity	$4,810,958	$4,622,614

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Sales	$4,751,339	$4,510,201	$4,032,036
Cost of sales	(3,170,388)	(2,996,555)	(2,622,343)
Gross profit	1,580,951	1,513,646	1,409,693
Selling, general and administrative expense	(922,125)	(914,080)	(844,990)
Net earnings from affiliates	16,952	19,111	16,649
Operating income	675,778	618,677	581,352
Interest expense	(43,520)	(36,181)	(34,301)
Interest income	954	1,581	1,575
Other (expense) income, net	(21,647)	3,678	(18,349)
Earnings before income taxes	611,565	587,755	530,277
Provision for income taxes	(160,766)	(158,524)	(141,596)
Net earnings, including noncontrolling interests	450,799	429,231	388,681
Less: Net earnings attributable to noncontrolling interests	(2,460)	(649)	(391)
Net earnings attributable to Flowserve Corporation	$448,339	$428,582	$388,290
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$8.58	$7.72	$6.96
Diluted	8.51	7.64	6.88
Cash dividends declared per share	$1.44	$1.28	$1.16

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$450,799	$429,231	$388,681
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $(10,957), $34,397 and $6,504 in 2012, 2011 and 2010, respectively	18,184	(56,842)	(10,612)
Pension and other postretirement effects, net of taxes of $8,655, $3,107 and $(2,921) in 2012, 2011 and 2010, respectively	(26,983)	(8,490)	6,396
Cash flow hedging activity, net of taxes of $187, $186 and $(1,730) in 2012, 2011 and 2010, respectively	481	(307)	2,823
Other comprehensive loss	(8,318)	(65,639)	(1,393)
Comprehensive income, including noncontrolling interests	442,481	363,592	387,288
Comprehensive income attributable to noncontrolling interests	(2,354)	(601)	(476)
Comprehensive income attributable to Flowserve Corporation	$440,127	$362,991	$386,812

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss			Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2010	58,875	$73,594	$611,745	$1,526,774	(3,919)	$(275,656)	$8,684	$(149,028)	$5,634		$1,801,747
Stock activity under stock plans	56	70	(40,343)	—	497	29,462	—	—	—		(10,811)
Stock-based compensation	—	—	32,489	(61)	—	—	—	—	—		32,428
Tax benefit associated with stock-based compensation	—	—	9,970	—	—	—	—	—	—		9,970
Net earnings	—	—	—	388,290	—	—	—	—	391		388,681
Cash dividends declared	—	—	—	(66,323)	—	—	—	—	—		(66,323)
Repurchases of common shares	—	—	—	—	(450)	(46,016)	—	—	—		(46,016)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(10,697)	85		(10,612)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	6,396	—		6,396
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	2,823	—		2,823
Sale of shares to (dividends paid to) noncontrolling interests, net	—	—	—	—	—	—	—	—	3,901		3,901
Other, net	—	—	—	—	—	—	849	—	—		849
Balance — December 31, 2010	58,931	$73,664	$613,861	$1,848,680	(3,872)	$(292,210)	$9,533	$(150,506)	$10,011		$2,113,033
Stock activity under stock plans	—	—	(30,657)	—	330	18,158	—	—	—		(12,499)
Stock-based compensation	—	—	32,067	23	—	—	—	—	—		32,090
Tax benefit associated with stock-based compensation	—	—	5,812	—	—	—	—	—	—		5,812
Net earnings	—	—	—	428,582	—	—	—	—	649		429,231
Cash dividends declared	—	—	—	(71,761)	—	—	—	—	—		(71,761)
Repurchases of common shares	—	—	—	—	(1,483)	(150,000)	—	—	—		(150,000)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(56,794)	(48)		(56,842)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(8,490)	—		(8,490)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	(307)	—		(307)
Sale of shares to (dividends paid to) noncontrolling interests, net	—	—	—	—	—	—	—	—	(2,195)		(2,195)
Other, net	—	—	—	—	—	—	158	—	—		158
Balance — December 31, 2011	58,931	$73,664	$621,083	$2,205,524	(5,025)	$(424,052)	$9,691	$(216,097)	$8,417		$2,278,230
Stock activity under stock plans	—	—	(50,490)	—	442	31,498	—	—	—		(18,992)
Stock-based compensation	—	—	35,379	24	—	—	—	—	—		35,403
Tax benefit associated with stock-based compensation	—	—	11,024	—	—	—	—	—	—		11,024
Net earnings	—	—	—	448,339	—	—	—	—	2,460		450,799
Cash dividends declared	—	—	—	(74,579)	—	—	—	—	—		(74,579)
Repurchases of common shares	—	—	—	—	(6,213)	(771,942)	—	—	—		(771,942)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	18,289	(105)		18,184
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(26,983)	—		(26,983)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	481	—		481
Purchase of shares from and dividends paid to noncontrolling interests	—	—	(1,813)	—	—	—	—	—	(6,516)	—	(8,329)
Other, net	—	—	—	—	—	—	1,179	—	—		1,179
Balance — December 31, 2012	58,931	$73,664	$615,183	$2,579,308	(10,796)	$(1,164,496)	$10,870	$(224,310)	$4,256		$1,894,475
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$450,799	$429,231	$388,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	88,572	90,653	90,509
Amortization of intangible and other assets	18,654	16,908	14,032
Loss on early extinguishment of debt	1,293	—	1,601
Net (gain) loss on the disposition of assets	(10,521)	(149)	356
Gain on sale of investment	—	—	(3,993)
Excess tax benefits from stock-based payment arrangements	(11,207)	(5,668)	(10,048)
Stock-based compensation	35,403	32,090	32,428
Net earnings from affiliates, net of dividends received	(8,535)	(5,213)	(9,990)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(35,074)	(243,118)	(51,974)
Inventories, net	(72,706)	(139,754)	(52,905)
Prepaid expenses and other	(4,863)	(12,227)	(2,363)
Other assets, net	2,393	(3,629)	6,763
Accounts payable	18,179	45,845	70,741
Accrued liabilities and income taxes payable	90,773	(6,901)	(125,591)
Retirement obligations and other liabilities	(21,553)	6,682	(20,296)
Net deferred taxes	(24,477)	13,463	27,824
Net cash flows provided by operating activities	517,130	218,213	355,775
Cash flows — Investing activities:
Capital expenditures	(135,539)	(107,967)	(102,002)
Payments for acquisitions, net of cash acquired	(3,996)	(90,505)	(199,396)
Proceeds from disposal of assets	16,933	4,269	11,030
Affiliate investment activity, net	(3,825)	—	3,651
Net cash flows used by investing activities	(126,427)	(194,203)	(286,717)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	11,207	5,668	10,048
Payments on long-term debt	(480,000)	(25,000)	(544,016)
Proceeds from issuance of senior notes	498,075	—	—
Proceeds from issuance of long-term debt	400,000	—	500,000
Proceeds from short-term financing	475,000	—	—
Payments on short-term financing	(475,000)	—	—
Payments of deferred loan costs	(9,901)	—	(11,596)
Borrowings under other financing arrangements, net	5,807	1,581	2,421
Repurchases of common shares	(771,942)	(150,000)	(46,015)
Payments of dividends	(73,765)	(69,557)	(63,582)
Other	(8,403)	(1,648)	9,827
Net cash flows used by financing activities	(428,922)	(238,956)	(142,913)
Effect of exchange rate changes on cash	5,115	(5,277)	(22,886)
Net change in cash and cash equivalents	(33,104)	(220,223)	(96,741)
Cash and cash equivalents at beginning of year	337,356	557,579	654,320
Cash and cash equivalents at end of year	$304,252	$337,356	$557,579
Income taxes paid (net of refunds)	$158,433	$113,921	$135,892
Interest paid	33,625	32,368	31,009
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2012

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead time, custom and other highly-engineered pumps; standardized, general-purpose pumps; mechanical seals; industrial valves; and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States ("U.S.") and other countries where our products are sold and serviced, by the cyclical nature and competitive environment of the oil and gas, chemical, power generation, water management and other general industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.
Principles of Consolidation — The consolidated financial statements include the accounts of our company and our wholly and majority-owned subsidiaries. In addition, we would consolidate any variable interest entities for which we are deemed to be the primary beneficiary. Noncontrolling interests of non-affiliated parties have been recognized for all majority-owned consolidated subsidiaries. Intercompany profits/losses, transactions and balances among consolidated entities have been eliminated from our consolidated financial statements. Investments in unconsolidated affiliated companies, which represent noncontrolling ownership interests between 20% and 50%, are accounted for using the equity method, which approximates our equity interest in their underlying equivalent net book value under accounting principles generally accepted in the U.S. ("U.S. GAAP"). Investments in interests where we own less than 20% of the investee are accounted for by the cost method, whereby income is only recognized in the event of dividend receipt. Investments accounted for by the cost method are tested for impairment if an impairment indicator is present.
Use of Estimates — The process of preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. We believe our estimates and assumptions are reasonable; however, actual results may differ materially from such estimates. The most significant estimates and assumptions are used in determining:

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis, accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined. In circumstances where the total projected revenues still exceed total projected costs, the incurrence of penalties or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition.
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
Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. As of December 31, 2012 and 2011, we do not believe that we have any significant concentrations of credit risk.
Inventories and Related Reserves — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. Due to the long life cycles of our products, we carry spare parts inventories that have historically low usage rates and provide reserves for such inventory based on demonstrated usage and aging criteria.
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, with adjustments for events deemed unusual and unlikely to recur, and are included in retirement obligations and other liabilities in our consolidated balance sheets. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated indemnities and receivables from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated receivables are included in other assets, net in our consolidated balance sheets. We have claims pending against certain insurers that, if resolved more favorably than estimated future recoveries, would result in discrete gains in the applicable quarter.
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
Insurance Accruals — Insurance accruals are recorded for wholly or partially self-insured risks such as medical benefits and workers’ compensation and are based upon an analysis of our claim loss history, insurance deductibles, policy limits and other relevant factors that are updated annually and are included in accrued liabilities in our consolidated balance sheets. The estimates are based upon information received from actuaries, insurance company adjusters, independent claims administrators or other independent sources. Receivables from insurance carriers are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated receivables are included in accounts receivable, net and other assets, net, as applicable, in our consolidated balance sheets.
Pension and Postretirement Obligations — Determination of pension and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are assumptions including discount rates, expected rates of return on plan assets, retirement rates, mortality rates and rates of compensation increase and other factors all of which are reviewed annually and updated if necessary. Current market conditions, including changes in rates of return, interest rates and medical inflation rates, are considered in selecting these assumptions.
Actuarial gains and losses and prior service costs are recognized in accumulated other comprehensive loss as they arise and we amortize these costs into net pension expense over the remaining expected service period.
Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at historical cost, less accumulated depreciation. If asset retirement obligations exist, they are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life of the asset. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in income from operations for the period. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets, or in the case of assets under capital leases, over the related lease turn. Generally, the estimated useful lives of the assets are:

Buildings and improvements	10 to 40 years
Machinery, equipment and tooling	3 to 14 years
Software, furniture and fixtures and other	3 to 7 years

Costs related to routine repairs and maintenance are expensed as incurred.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internally Developed Software — We capitalize certain costs associated with the development of internal-use software. Generally, these costs are related to significant software development projects and are amortized over their estimated useful life, typically three to five years, upon implementation of the software.
Intangible Assets — Intangible assets, excluding trademarks (which are considered to have an indefinite life), consist primarily of engineering drawings, patents, existing customer relationships, software, distribution networks and other items that are being amortized over their estimated useful lives generally ranging from three to 40 years. These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets  — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in eight reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2012, 2011 or 2010.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2011 and did not indicate a potential impairment of our goodwill as of December 31, 2012.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of the trademarks by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2012, 2011 or 2010.
The net realizable value of other long-lived assets, including property, plant and equipment and finite-lived intangible assets, is reviewed when indicators of potential impairments are present. The net realizable value is based upon an assessment of the estimated future cash flows related to those assets, utilizing a methodology similar to that for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.
Deferred Loan Costs — Deferred loan costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method. Additional amortization is recorded in periods where optional prepayments on debt are made.
Fair Values of Financial Instruments — Except for our senior notes, the carrying amounts of our financial instruments approximated fair value at December 31, 2012 and 2011.
Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels, as defined by Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures," are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Hierarchical levels are as follows:
Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Derivatives and Hedging Activities — We have a risk-management and derivatives policy outlining the conditions under which we can enter into financial derivative transactions. We do not use derivatives for trading or speculative purposes. All derivatives are recognized on the balance sheet at their fair values. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Forward Exchange Contracts —We employ a foreign currency economic hedging strategy to mitigate certain financial risks resulting from foreign currency exchange rate movements that impact foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. As we have not elected to apply hedge accounting to these derivatives, the changes in the fair values are recognized currently in other (expense) income, net in the consolidated statements of income. See Note 6 for further discussion of forward exchange contracts.

Interest Rate Swaps — We enter into interest rate swap agreements for the purpose of hedging our cash flow exposure to floating interest rates on certain portions of our debt. We document the hedging relationship between hedging instruments and hedged items, the risk management objective and strategy for entering into the hedges and the designation of the formal hedging relationship. We assess (both at the inception of a hedge and on an ongoing basis) whether the derivatives have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Changes in the fair value of a derivative that is highly effective, documented, designated and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive loss until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of the gain or loss is immediately recognized in earnings. No gain or loss due to ineffectiveness was recorded in the years ended December 31, 2012, 2011 or 2010. Upon settlement, realized gains and losses are recognized in interest expense in the consolidated statements of income.

We discontinue hedge accounting when (1) we deem the hedge to be ineffective and determine that the designation of the derivative as a hedging instrument is no longer appropriate; (2) the derivative no longer effectively offsets changes in the cash flows of a hedged item (such as firm commitments or contracts); (3) the derivative expires, terminates or is sold; or (4) occurrence of the contracted or committed transaction is no longer probable, or will not occur in the originally expected period.

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
Foreign Currency Translation — Assets and liabilities of our foreign subsidiaries are translated to U.S. dollars at exchange rates prevailing at the balance sheet date, while income and expenses are translated at average rates for each month. Translation gains and losses are reported as a component of accumulated other comprehensive loss. Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies are included in our consolidated results of operations.
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Earnings Per Share — We use the two-class method of calculating Earnings Per Share ("EPS"), which determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation as such. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating basic net earnings per common share.
Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$448,339	$428,582	$388,290
Dividends on restricted shares not expected to vest	15	15	16
Earnings attributable to common and participating shareholders	$448,354	$428,597	$388,306
Weighted average shares:
Common stock	52,019	55,273	55,434
Participating securities	264	270	330
Denominator for basic earnings per common share	52,283	55,543	55,764
Effect of potentially dilutive securities	373	559	651
Denominator for diluted earnings per common share	52,656	56,102	56,415
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$8.58	$7.72	$6.96
Diluted	8.51	7.64	6.88

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For each of the three years ended December 31, 2012, 2011 and 2010, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities because none were considered to be anti-dilutive.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses ("SG&A") were $38.9 million, $35.0 million and $29.5 million in 2012, 2011 and 2010, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Developments
Pronouncements Implemented
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which clarifies the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRSs"). The amendments do not result in a major change in the application of the requirements in Topic 820, but clarify the application of existing fair value measurement requirements and change particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. Our adoption of ASU No. 2011-04, effective January 1, 2012, had no impact on our consolidated financial condition and results of operations.
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which specifies that an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," to defer the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. Our adoption of ASU Nos. 2011-05 and 2011-12, effective January 1, 2012, had no impact on our consolidated financial condition and results of operations.
In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Our adoption of ASU No. 2011-08, effective January 1, 2012, had no impact on our consolidated financial condition and results of operations.
Pronouncements Not Yet Implemented
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification ("ASC") 210-20-45, "Balance Sheet - Offsetting," or ASC 815-10-45, "Derivatives and Hedging - Overall," or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2012. The disclosure requirements shall be applied retrospectively for all periods presented. The adoption of ASU No. 2011-11 will not have an impact on our consolidated financial condition and results of operations.
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
In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years, and interim period within those years, beginning on or after January 1, 2013. The disclosure requirements shall be applied retrospectively for all periods presented. The adoption of ASU No. 2013-01 will not have an impact on our consolidated financial condition and results of operations.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income," which requires an entity to provide information about the amounts

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective prospectively for fiscal years, and interim period within those years, beginning after December 15, 2012. The adoption of ASU No. 2013-02 will not have an impact on our consolidated financial condition and results of operations.

2.	ACQUISITIONS
Lawrence Pumps, Inc.
Effective October 28, 2011, we acquired for inclusion in the Engineered Product Division ("EPD"), 100% of Lawrence Pumps, Inc. ("LPI"), a privately-owned, U.S.-based pump manufacturer. The final purchase price of $88.2 million reflects immaterial adjustments to goodwill and current liabilities during 2012. LPI specializes in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. Under the terms of the purchase agreement, we deposited $1.5 million into escrow to be held and applied against any breach of representations, warranties or indemnities for 24 months. Additionally, we have the right to make indemnification claims up to 15% of the purchase price for 18 months. At the expiration of the escrow period, any residual amounts shall be released to the sellers in satisfaction of the purchase price.
The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition and is summarized below:

(Amounts in millions)
Current assets	$28.0
Property, plant and equipment	8.9
Intangible assets	30.0
Current liabilities	(16.8)
Net tangible and intangible assets	50.1
Goodwill	38.1
Purchase price	$88.2

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete pump product portfolio and from leveraging our current sales, distribution and service network. LPI products have proprietary niche applications that strategically complement our product portfolio. The goodwill related to this acquisition is recorded in the EPD segment and is not expected to be deductible for tax purposes. Upon acquisition, existing customer relationships represent approximately $16 million of the intangible assets acquired and had an expected weighted average useful life of ten years. Total amortizable intangible assets had an expected weighted average useful life of ten years.
Subsequent to October 28, 2011, the revenues and expenses of LPI have been included in our consolidated statements of income. No pro forma information has been provided due to immateriality. LPI generated approximately $44 million in sales during its fiscal year ended December 31, 2010.
Valbart Srl
Effective July 16, 2010, we acquired for inclusion in Flow Control Division ("FCD"), 100% of Valbart Srl ("Valbart"), a privately-owned Italian valve manufacturer, in a share purchase for cash of $199.4 million, which included $33.8 million of existing Valbart net debt (defined as Valbart’s third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, which enables us to offer a more complete valve product portfolio to our oil and gas project customers. The acquisition included Valbart’s portion of the joint venture with us that we entered into in December 2009 that was not operational during 2010. Under the terms of the purchase agreement, we deposited $5.8 million into escrow to be held and applied against any breach of representations, warranties or indemnities for 30 months. At the expiration of the escrow, any residual amounts shall be released to the sellers in satisfaction of the purchase price.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete valve product portfolio and from leveraging our sales, distribution and service network. The goodwill related to this acquisition is recorded in the FCD segment and is not expected to be deductible for tax purposes. Trademarks are indefinite-lived intangible assets. Upon acquisition, existing customer relationships, non-compete agreements and engineering drawings had expected weighted average useful lives of five years, four years and ten years, respectively. In total, amortizable intangible assets had a weighted average useful life of approximately five years.
Subsequent to July 16, 2010, the revenues and expenses of Valbart have been included in our consolidated statements of income. No pro forma information has been provided due to immateriality.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of January 1, 2011	$406,630	$121,352	$484,548	$1,012,530
Acquisition(1)	39,335	—	—	39,335
Dispositions	—	(102)	—	(102)
Currency translation	(1,534)	(6)	(5,146)	(6,686)
Balance as of December 31, 2011	$444,431	$121,244	$479,402	$1,045,077
Acquisitions	1,812	—	—	1,812
Currency translation	1,317	162	5,484	6,963
Balance as of December 31, 2012	$447,560	$121,406	$484,886	$1,053,852
_______________________________________

(1)	Goodwill primarily related to the acquisition of LPI. See Note 2 for additional information.
The following table provides information about our intangible assets for the years ended December 31, 2012 and 2011:

		December 31, 2012		December 31, 2011
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-20	$92,760	$(57,252)	$92,389	$(53,404)
Existing customer relationships(2)	5-10	32,484	(10,024)	32,188	(5,468)
Patents	9-16	33,037	(27,061)	33,784	(25,882)
Other	3-40	30,647	(23,088)	30,166	(18,253)
		$188,928	$(117,425)	$188,527	$(103,007)
Indefinite-lived intangible assets(3)		$80,057	$(1,485)	$79,447	$(1,485)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule outlines actual amortization expense recognized during 2012 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2012:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2012	$15,966
Estimated for year ending December 31, 2013	11,913
Estimated for year ending December 31, 2014	11,845
Estimated for year ending December 31, 2015	9,061
Estimated for year ending December 31, 2016	6,688
Estimated for year ending December 31, 2017	6,515
Thereafter	25,481

Amortization expense for finite-lived intangible assets was $14.2 million in 2011 and $10.8 million in 2010.

4.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2012	2011
	(Amounts in thousands)
Raw materials	$351,705	$329,120
Work in process	798,662	793,053
Finished goods	288,160	279,267
Less: Progress billings	(275,611)	(320,934)
Less: Excess and obsolete reserve	(76,253)	(72,127)
Inventories, net	$1,086,663	$1,008,379
During 2012, 2011 and 2010, we recognized expenses of $18.2 million, $16.5 million and $10.1 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales ("COS") in our consolidated statements of income.

5.	STOCK-BASED COMPENSATION PLANS
We established the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, Restricted Shares, stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,171,883 were available for issuance as of December 31, 2012. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 275,945 were available for issuance as of December 31, 2012.

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Generally, options, whether granted under the 2004 Plan or other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). At December 31, 2012, all outstanding options were fully vested. Options generally expire 10 years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2012, 2011 or 2010. Information related to stock options issued to officers, other employees and directors prior to 2010 under all plans is presented in the following table:

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	48,446	$41.71	68,071	$40.48	206,815	$42.58
Exercised	(8,192)	30.46	(19,625)	37.44	(137,244)	43.89
Canceled	(1,800)	22.94	—	—	(1,500)	17.81
Outstanding — end of year	38,454	$44.99	48,446	$41.71	68,071	$40.48
Exercisable — end of year	38,454	$44.99	48,446	$41.71	68,071	$40.48

Additional information relating to the ranges of options outstanding at December 31, 2012, is as follows:

	Weighted Average Remaining Contractual Life	Options Outstanding and Exercisable
Range of Exercise Prices per Share		Number Outstanding	Weighted Average Exercise Price per Share
$12.12 — $18.18	0.30	1,700	$14.29
$18.19 — $24.24	0.54	4,100	19.15
$24.25 — $42.41	2.53	3,500	30.95
$42.42 — $48.48	3.12	1,067	48.17
$48.49 — $54.54	3.95	28,087	52.25
		38,454	$44.99

As of December 31, 2012, we had no unrecognized compensation cost related to outstanding stock option awards.
The weighted average remaining contractual life of options outstanding at December 31, 2012 and 2011 was 3.3 years and 3.7 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.5 million and $8.6 million, respectively. No stock options vested during the years ended December 31, 2012, 2011 and 2010.
Restricted Shares — Generally, the restrictions on Restricted Shares do not expire for a minimum of one year and a maximum of three years, and shares are subject to forfeiture during the restriction period. Most typically, Restricted Share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse.
Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2012 and 2011, we had $30.4 million and $27.0 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2012, 2011 and 2010 was $36.4 million, $35.1 million and $31.9 million, respectively.
We recorded stock-based compensation for restricted shares as follows:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Stock-based compensation expense	$35.4	$32.1	$32.4
Related income tax benefit	(12.0)	(10.9)	(10.6)
Net stock-based compensation expense	$23.4	$21.2	$21.8

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2012
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,052,199	$84.62
Granted	375,960	116.28
Vested	(577,080)	63.07
Canceled	(58,979)	114.88
Outstanding — ending of year	792,100	$113.09

Unvested Restricted Shares outstanding as of December 31, 2012, includes approximately 317,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2010 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 627,000 shares based on performance targets. As of December 31, 2012, we estimate vesting of approximately 506,000 shares based on expected achievement of performance targets.

6.	DERIVATIVES AND HEDGING ACTIVITIES
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Note 1 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At December 31, 2012 and 2011, we had $608.9 million and $481.2 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At December 31, 2012, the length of forward exchange contracts currently in place ranged from 2 days to 29 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2012 and 2011, we had $275.0 million and $330.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are 100% effective. At December 31, 2012, the maximum remaining length of any interest rate contract in place was approximately 30 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2012	2011
	(Amounts in thousands)
Current derivative assets	$6,104	$2,330
Noncurrent derivative assets	104	10
Current derivative liabilities	7,814	11,196
Noncurrent derivative liabilities	12	516

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2012	2011
	(Amounts in thousands)
Current derivative assets	$—	$33
Noncurrent derivative assets	—	71
Current derivative liabilities	1,417	761
Noncurrent derivative liabilities	316	547

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Loss recognized in income	$(7,089)	$(3,655)	$(9,948)

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Loss reclassified from accumulated other comprehensive loss into income for settlements, net of tax	$(923)	$(1,492)	$(4,215)
Loss recognized in other comprehensive loss, net of tax	(442)	(1,799)	(1,392)
Cash flow hedging activity, net of tax	$481	$(307)	$2,823

We expect to recognize losses of $1.0 million, $0.5 million and $0.2 million, net of deferred taxes, into earnings in 2013, 2014 and 2015, respectively, related to interest rate swap agreements based on their fair values at December 31, 2012.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The fair value of our debt, excluding the Senior Notes, as defined below in Note 10, was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 10, and except for the Senior Notes, approximates fair value. The estimated fair value of our Senior Notes at December 31, 2012 was $502.7 million compared to the carrying value of $498.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., accounts receivable, net and accounts payable) approximated fair value at December 31, 2012 and December 31, 2011.

8.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2012	2011
	(Amounts in thousands)
Accounts receivables	$1,125,215	$1,080,600
Less: allowance for doubtful accounts	(21,491)	(20,351)
Accounts receivable, net	$1,103,724	$1,060,249
Property, Plant and Equipment, net — Certain reclassifications have been made to prior period information to conform to current year presentation. Property, plant and equipment, net were:

	December 31,
	2012	2011
	(Amounts in thousands)
Land	$68,134	$68,685
Buildings and improvements	352,076	329,794
Machinery, equipment and tooling	632,921	586,304
Software, furniture and fixtures and other	385,912	333,955
Gross property, plant and equipment	1,439,043	1,318,738
Less: accumulated depreciation	(784,864)	(719,992)
Property, plant and equipment, net	$654,179	$598,746
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2012	2011
	(Amounts in thousands)
Wages, compensation and other benefits	$231,995	$197,698
Commissions and royalties	34,950	33,639
Customer advance payments	405,580	358,698
Progress billings in excess of accumulated costs	29,002	20,475
Warranty costs and late delivery penalties	61,656	70,187
Sales and use tax	17,727	11,623
Income tax	39,261	21,467
Other	86,422	94,814
Accrued liabilities	$906,593	$808,601
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, restructuring charges, accrued cash dividends payable, legal and environmental matters, derivative liabilities and other items, none of which individually exceed 5% of current liabilities.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2012	2011
	(Amounts in thousands)
Pension and postretirement benefits	$233,368	$190,114
Deferred taxes	65,505	47,037
Deferred compensation	9,445	7,637
Insurance accruals	10,755	10,541
Legal and environmental	24,691	31,010
Uncertain tax positions	88,676	111,861
Other	24,302	24,270
Retirement obligations and other liabilities	$456,742	$422,470

9.	EQUITY METHOD INVESTMENTS
As of December 31, 2012, we had investments in eight joint ventures (one located in each of Japan, South Korea, Saudi Arabia and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is combined financial statement information, based on the most recent financial information (unaudited), for those investments:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Revenues	$295,473	$313,059	$236,285
Gross profit	83,696	94,389	77,047
Income before provision for income taxes	57,467	67,098	55,217
Provision for income taxes(1)	(16,370)	(19,609)	(14,402)
Net income	$41,097	$47,489	$40,815
_______________________________________

(1)
The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits.

	December 31,
	2012	2011
	(Amounts in thousands)
Current assets	$234,977	$176,989
Noncurrent assets	42,270	60,694
Total assets	$277,247	$237,683
Current liabilities	$83,541	$76,680
Noncurrent liabilities	5,547	4,820
Shareholders’ equity	188,159	156,183
Total liabilities and shareholders’ equity	$277,247	$237,683

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Equity income based on stated ownership percentages	$17,601	$20,782	$17,253
Adjustments due to currency translation, U.S. GAAP conformity, taxes on dividends and other adjustments	(649)	(1,671)	(604)
Net earnings from affiliates	$16,952	$19,111	$16,649

Our investments in unconsolidated affiliates were $84.0 million and $70.3 million as of December 31, 2012 and 2011, respectively, recorded in other assets, net on the balance sheet.

10.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2012	2011
	(Amounts in thousands)
3.50% Senior Notes due September 15, 2022 (net of unamortized discount)	$498,124	$—
Term Loan Facility, interest rate of 1.81% at December 31, 2012	395,000	—
Term Loan, interest rate of 2.58% at December 31, 2011	—	475,000
Capital lease obligations and other borrowings	35,470	30,216
Debt and capital lease obligations	928,594	505,216
Less amounts due within one year	59,478	53,623
Total debt due after one year	$869,116	$451,593

Scheduled maturities of the Senior Credit Facility (as described below), as well as our Senior Notes and other debt, are:

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2013	$25,000	$34,478	$59,478
2014	40,000	992	40,992
2015	45,000	—	45,000
2016	60,000	—	60,000
2017	225,000	—	225,000
Thereafter	—	498,124	498,124
Total	$395,000	$533,594	$928,594

Senior Notes
On September 11, 2012, we completed the public offering of $500.0 million in aggregate principal amount of senior notes due September 15, 2022 ("Senior Notes"). The Senior Notes bear an interest rate of 3.50% per year, payable on March 15 and September 15 of each year, commencing on March 15, 2013. The Senior Notes were priced at 99.615% of par value, reflecting a discount to the aggregate principal amount.
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed to the redemption date.
The Senior Notes are unsecured and are jointly and severally and fully and unconditionally guaranteed by certain of our domestic subsidiaries that are guarantors under our Senior Credit Facility (described below). The guarantees will be automatically and unconditionally released and discharged when: the guarantor subsidiary is sold or sells all of its assets; the requirement for legal or covenant defeasance or to discharge our obligations has been satisfied; or upon the delivery of an officer's certificate to the trustee that such guarantor subsidiary does not guarantee our obligations under our Senior Credit Facility. The Senior Notes rank equally in right of payment with all of our other senior unsecured indebtedness.
We used a portion of the net proceeds of the Senior Notes offering to repay the $250.0 million outstanding principal balance on the Bridge Loan (described below). We used the remaining portion of the net proceeds for general corporate purposes, including repayment of the outstanding balance on the Revolving Credit Facility (described below) and the repurchase of shares of our common stock (as discussed in Note 15).

Senior Credit Facility
On August 20, 2012, we entered into a credit agreement with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the “Lenders”), providing for term debt and a revolving credit facility. The credit agreement provides for an aggregate commitment of $1.25 billion, including a $400.0 million term loan facility with a maturity date of August 20, 2017 (“Term Loan Facility”) and an $850.0 million revolving credit facility with a maturity date of August 20, 2017 (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The Revolving Credit Facility includes a $300.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $250.0 million. Our obligations under the Senior Credit Facility are guaranteed by certain of our domestic subsidiaries. The Lenders have agreed to release such guarantees if we achieve certain credit ratings. We had not achieved these ratings as of December 31, 2012.
We used all of the $400.0 million proceeds advanced under the Term Loan Facility, along with approximately $217 million advanced under the Revolving Credit Facility, to repay all outstanding indebtedness under our then-existing term loan and revolving credit facility (“Prior Revolving Credit Facility”) pursuant to our then-existing credit agreement dated as of December 14, 2010, as amended (the “Prior Credit Agreement”). In connection with this repayment, our outstanding letters of credit under the Prior Credit Agreement were transferred to the Revolving Credit Facility, and we terminated the Prior Credit Agreement on August 20, 2012. Future borrowings under the Revolving Credit Facility will be subject to various conditions, including the absence of any default under the Senior Credit Facility.
At December 31, 2012 and December 31, 2011, we had no amounts outstanding under the Revolving Credit Facility or the Prior Revolving Credit Facility, respectively. We had outstanding letters of credit of $152.2 million and $147.4 million at December 31, 2012 and December 31, 2011, respectively, which reduced our borrowing capacity under the Revolving Credit Facility and Prior Revolving Credit Facility to $697.8 million and $352.6 million, respectively.
The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. The Senior Credit Facility requires us to have a maximum permitted leverage ratio of 3.25 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility) and a minimum interest coverage of 3.25 times Consolidated EBITDA to total interest expense. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly. We were in compliance with the covenants as of December 31, 2012.
Repayment of Obligations —We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.225% during the period ended December 31, 2012. We made scheduled principal repayments of $5.0 million under our Senior Credit Facility and $12.5 million under our Prior Credit Agreement in 2012. We made scheduled principal repayments under our Prior Credit Agreement and previous credit agreement of $25.0 million, and $4.3 million in 2011 and 2010, respectively. We have scheduled principal repayments of $5.0 million due in each of the next three quarters and $10.0 million in the fourth quarter of 2013 under our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $275.0 million of notional amount of interest rate swaps at December 31, 2012 to hedge exposure to floating interest rates.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bridge Loan
On June 15, 2012, we entered into a loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, providing for a term loan with an aggregate commitment of $250.0 million for a term of 364 days (“Bridge Loan”). The proceeds from the Bridge Loan were used to fund our share repurchase program described in Note 15 to our consolidated financial statements included in this Annual Report. The Bridge Loan was repaid in its entirety in the third quarter of 2012 using a portion of the net proceeds from the Senior Notes offering.

European Letter of Credit Facilities
On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility ("European LOC Facility") with an initial commitment of €125.0 million. The European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the European LOC Facility in October 2012 for an additional 364-day period and amended certain provisions to conform to those in our Senior Credit Facility and the Senior Notes. We pay fees between 1.00% and 1.35% for utilized capacity and 0.35% for unutilized capacity under our European LOC Facility. We had outstanding letters of credit drawn on the European LOC Facility of €63.1 million ($83.3 million) and €81.0 million ($105.0 million) as of December 31, 2012 and 2011, respectively.
Our ability to issue additional letters of credit under our previous European Letter of Credit Facility ("Old European LOC Facility"), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had no outstanding letters of credit written against the Old European LOC Facility as of December 31, 2012 and €12.2 million ($15.8 million) as of December 31, 2011. The available capacity under the European LOC Facility was €61.9 million ($81.7 million) as of December 31, 2012.
Our European letter of credit facilities contain covenants restricting the ability of certain foreign subsidiaries to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European LOC Facility also incorporates by reference the covenants contained in our Senior Credit Facility. We were in compliance with all covenants under our European LOC Facility as of December 31, 2012.

Operating Leases
We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $63.6 million, $52.8 million and $46.9 million in 2012, 2011 and 2010, respectively.
The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,
2013	$52,839
2014	41,422
2015	31,816
2016	21,782
2017	17,181
Thereafter	47,127
Total minimum lease payments	$212,167

11.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,609	$—	$301,643	$—	$304,252
Accounts receivable, net	—	255,164	848,560	—	1,103,724
Intercompany receivables	—	157,447	42,836	(200,283)	—
Inventories, net	—	382,360	704,303	—	1,086,663
Other current assets	1,967	123,152	120,458	—	245,577
Total current assets	4,576	918,123	2,017,800	(200,283)	2,740,216
Property, plant and equipment, net	—	204,032	450,147	—	654,179
Goodwill	—	671,858	381,994	—	1,053,852
Intercompany receivables	462,500	10,363	85,316	(558,179)	—
Investment in consolidated subsidiaries	2,321,597	1,604,462	—	(3,926,059)	—
Other assets, net	14,879	175,771	172,061	—	362,711
Total assets	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$158,028	$458,872	$—	$616,900
Intercompany payables	35	42,801	157,447	(200,283)	—
Accrued liabilities	11,610	314,162	580,821	—	906,593
Debt due within one year	25,000	5	34,473	—	59,478
Deferred taxes	—	—	7,654	—	7,654
Total current liabilities	36,645	514,996	1,239,267	(200,283)	1,590,625
Long-term debt due after one year	868,124	20	972	—	869,116
Intercompany payables	1,144	546,672	10,363	(558,179)	—
Retirement obligations and other liabilities	7,420	201,324	247,998	—	456,742
Total liabilities	913,333	1,263,012	1,498,600	(758,462)	2,916,483
Total Flowserve Corporation shareholders’ equity	1,890,219	2,321,597	1,604,462	(3,926,059)	1,890,219
Noncontrolling interests	—	—	4,256	—	4,256
Total equity	1,890,219	2,321,597	1,608,718	(3,926,059)	1,894,475
Total liabilities and equity	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$150,308	$—	$187,048	$—	$337,356
Accounts receivable, net	—	271,571	788,678	—	1,060,249
Intercompany receivables	—	118,292	33,883	(152,175)	—
Inventories, net	—	357,870	650,509	—	1,008,379
Other current assets, net	1,530	94,413	126,427	—	222,370
Total current assets	151,838	842,146	1,786,545	(152,175)	2,628,354
Property, plant and equipment, net	—	194,671	404,075	—	598,746
Goodwill	—	673,013	372,064	—	1,045,077
Intercompany receivables	475,000	14,697	1,144	(490,841)	—
Investment in consolidated subsidiaries	2,122,734	1,336,856	—	(3,459,590)	—
Other assets, net	10,039	184,855	155,543	—	350,437
Total assets	$2,759,611	$3,246,238	$2,719,371	$(4,102,606)	$4,622,614

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$153,137	$444,205	$—	$597,342
Intercompany payables	223	33,660	118,292	(152,175)	—
Accrued liabilities	6,143	271,535	530,923	—	808,601
Debt due within one year	25,000	5	28,618	—	53,623
Deferred taxes	—	—	10,755	—	10,755
Total current liabilities	31,366	458,337	1,132,793	(152,175)	1,470,321
Long-term debt due after one year	450,000	40	1,553	—	451,593
Intercompany payables	1,144	475,000	14,697	(490,841)	—
Retirement obligations and other liabilities	7,288	190,127	225,055	—	422,470
Total liabilities	489,798	1,123,504	1,374,098	(643,016)	2,344,384
Total Flowserve Corporation shareholders’ equity	2,269,813	2,122,734	1,336,856	(3,459,590)	2,269,813
Noncontrolling interests	—	—	8,417	—	8,417
Total equity	2,269,813	2,122,734	1,345,273	(3,459,590)	2,278,230
Total liabilities and equity	$2,759,611	$3,246,238	$2,719,371	$(4,102,606)	$4,622,614

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,833,613	$3,272,519	$(354,793)	$4,751,339
Cost of sales	—	(1,190,206)	(2,334,975)	354,793	(3,170,388)
Gross profit	—	643,407	937,544	—	1,580,951
Selling, general and administrative expense	(3,571)	(390,713)	(527,841)	—	(922,125)
Net earnings from affiliates	—	3,855	13,097	—	16,952
Net earnings from consolidated subsidiaries, net of tax	456,740	309,223	—	(765,963)	—
Operating income	453,169	565,772	422,800	(765,963)	675,778
Interest expense, net	(9,881)	(19,347)	(13,338)	—	(42,566)
Other expense, net	—	(683)	(20,964)	—	(21,647)
Earnings before income taxes	443,288	545,742	388,498	(765,963)	611,565
Provision for income taxes	5,051	(89,002)	(76,815)	—	(160,766)
Net earnings, including noncontrolling interests	448,339	456,740	311,683	(765,963)	450,799
Less: Net earnings attributable to noncontrolling interests	—	—	(2,460)	—	(2,460)
Net earnings attributable to Flowserve Corporation	$448,339	$456,740	$309,223	$(765,963)	$448,339
Comprehensive income attributable to Flowserve Corporation	$440,127	$446,536	$292,167	$(738,703)	$440,127

	Year Ended December 31, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,735,809	$3,120,802	$(346,410)	$4,510,201
Cost of sales	—	(1,104,642)	(2,238,323)	346,410	(2,996,555)
Gross profit	—	631,167	882,479	—	1,513,646
Selling, general and administrative expense	(7,236)	(368,818)	(538,026)	—	(914,080)
Net earnings from affiliates	—	3,819	15,292	—	19,111
Net earnings from consolidated subsidiaries, net of tax	434,436	272,111	—	(706,547)	—
Operating income	427,200	538,279	359,745	(706,547)	618,677
Interest expense, net	(1,088)	(18,615)	(14,897)	—	(34,600)
Other (expense) income, net	—	(2,858)	6,536	—	3,678
Earnings before income taxes	426,112	516,806	351,384	(706,547)	587,755
Provision for income taxes	2,470	(82,370)	(78,624)	—	(158,524)
Net earnings, including noncontrolling interests	428,582	434,436	272,760	(706,547)	429,231
Less: Net earnings attributable to noncontrolling interests	—	—	(649)	—	(649)
Net earnings attributable to Flowserve Corporation	$428,582	$434,436	$272,111	$(706,547)	$428,582
Comprehensive income attributable to Flowserve Corporation	$362,991	$369,193	$216,653	$(585,846)	$362,991

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,518,779	$2,805,970	$(292,713)	$4,032,036
Cost of sales	—	(966,167)	(1,948,889)	292,713	(2,622,343)
Gross profit	—	552,612	857,081	—	1,409,693
Selling, general and administrative expense	458	(355,139)	(490,309)	—	(844,990)
Net earnings from affiliates	—	2,767	13,882	—	16,649
Net earnings from consolidated subsidiaries, net of tax	382,515	258,712	—	(641,227)	—
Operating income	382,973	458,952	380,654	(641,227)	581,352
Interest income (expense), net	16,257	(34,372)	(14,611)	—	(32,726)
Other (expense) income, net	(1,606)	2,839	(19,582)	—	(18,349)
Earnings before income taxes	397,624	427,419	346,461	(641,227)	530,277
Provision for income taxes	(9,334)	(44,904)	(87,358)	—	(141,596)
Net earnings, including noncontrolling interests	388,290	382,515	259,103	(641,227)	388,681
Less: Net earnings attributable to noncontrolling interests	—	—	(391)	—	(391)
Net earnings attributable to Flowserve Corporation	$388,290	$382,515	$258,712	$(641,227)	$388,290
Comprehensive income attributable to Flowserve Corporation	$386,812	$381,438	$249,035	$(630,473)	$386,812

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$277,076	$193,819	$298,616	$(252,381)	$517,130
Cash flows — Investing activities:
Capital expenditures	—	(43,600)	(91,939)	—	(135,539)
Payments for acquisitions, net of cash acquired	—	—	(3,996)	—	(3,996)
Intercompany loan proceeds	12,499	32,705	54,746	(99,950)	—
Intercompany loan payments	—	(28,372)	(138,918)	167,290	—
Intercompany capital contribution	—	(483)	—	483	—
Proceeds from disposal of assets	—	2,268	14,665	—	16,933
Affiliate investment activity, net	—	—	(3,825)	—	(3,825)
Net cash flows provided (used) by investing activities	12,499	(37,482)	(169,267)	67,823	(126,427)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,985	2,222	—	11,207
Payments on long-term debt	(480,000)	—	—	—	(480,000)
Proceeds from issuance of senior notes	498,075	—	—	—	498,075
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Proceeds from short-term financing	475,000	—	—	—	475,000
Payments on short-term financing	(475,000)	—	—	—	(475,000)
Net borrowings (payments) under other financing arrangements	9	(20)	5,818	—	5,807
Repurchases of common shares	(771,942)	—	—	—	(771,942)
Payments of dividends	(73,765)	—	—	—	(73,765)
Payments of deferred loan costs	(9,901)	—	—	—	(9,901)
Intercompany loan proceeds	—	138,918	28,372	(167,290)	—
Intercompany loan payments	—	(67,245)	(32,705)	99,950	—
Intercompany capital contribution	—	—	483	(483)	—
Intercompany dividends	—	(236,975)	(15,406)	252,381	—
All other financing, net	250	—	(8,653)	—	(8,403)
Net cash flows used by financing activities	(437,274)	(156,337)	(19,869)	184,558	(428,922)
Effect of exchange rate changes on cash	—	—	5,115	—	5,115
Net change in cash and cash equivalents	(147,699)	—	114,595	—	(33,104)
Cash and cash equivalents at beginning of year	150,308	—	187,048	—	337,356
Cash and cash equivalents at end of year	$2,609	$—	$301,643	$—	$304,252

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$157,811	$135,303	$77,557	$(152,458)	$218,213
Cash flows — Investing activities:
Capital expenditures	—	(30,138)	(77,829)	—	(107,967)
Payments for acquisitions, net of cash acquired	—	(90,505)	—	—	(90,505)
Intercompany return of capital	—	109,432	—	(109,432)	—
Intercompany loan proceeds	25,000	28,267	—	(53,267)	—
Proceeds from disposal of assets	—	130	4,139	—	4,269
Net cash flows provided (used) by investing activities	25,000	17,186	(73,690)	(162,699)	(194,203)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	3,963	1,705	—	5,668
Payments on long-term debt	(25,000)	—	—	—	(25,000)
Net (payments) borrowings under other financing arrangements	—	(20)	1,601	—	1,581
Repurchases of common shares	(150,000)	—	—	—	(150,000)
Payments of dividends	(69,557)	—	—	—	(69,557)
Intercompany loan payments	—	(25,000)	(28,267)	53,267	—
Intercompany distributions of capital	—	—	(109,432)	109,432	—
Intercompany dividends	—	(131,432)	(21,026)	152,458	—
All other financing, net	547	—	(2,195)	—	(1,648)
Net cash flows used by financing activities	(244,010)	(152,489)	(157,614)	315,157	(238,956)
Effect of exchange rate changes on cash	—	—	(5,277)	—	(5,277)
Net change in cash and cash equivalents	(61,199)	—	(159,024)	—	(220,223)
Cash and cash equivalents at beginning of year	211,507	—	346,072	—	557,579
Cash and cash equivalents at end of year	$150,308	$—	$187,048	$—	$337,356

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$211,543	$124,340	$231,801	$(211,909)	$355,775
Cash flows — Investing activities:
Capital expenditures	—	(34,599)	(67,403)	—	(102,002)
Payments for acquisitions, net of cash acquired	—	—	(199,396)	—	(199,396)
Intercompany return of capital	—	192,400	—	(192,400)	—
Intercompany capital contributions	—	(120,000)	—	120,000	—
Intercompany loan proceeds	44,039	177,152	349	(221,540)	—
Intercompany loan payments	—	(120,000)	—	120,000	—
Proceeds from disposition of assets	—	8,579	2,451	—	11,030
Affiliate investing activity, net	—	—	3,651	—	3,651
Net cash flows provided (used) by investing activities	44,039	103,532	(260,348)	(173,940)	(286,717)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,134	1,914	—	10,048
Payments on long-term debt	(544,016)	—	—	—	(544,016)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Payment of deferred loan costs	(11,596)	—	—	—	(11,596)
Repurchases of common shares	(46,015)	—	—	—	(46,015)
Payments of dividends	(63,582)	—	—	—	(63,582)
Net (payments) proceeds under other financing arrangements	—	(325)	2,746	—	2,421
Intercompany loan proceeds	—	—	120,000	(120,000)	—
Intercompany loan payments	—	(44,388)	(177,152)	221,540	—
Intercompany capital contributions	—	—	120,000	(120,000)	—
Intercompany distributions of capital	—	—	(192,400)	192,400	—
Intercompany dividends	—	(191,293)	(20,616)	211,909	—
All other financing, net	5,926	—	3,901	—	9,827
Net cash flows used by financing activities	(159,283)	(227,872)	(141,607)	385,849	(142,913)
Effect of exchange rate changes on cash	—	—	(22,886)	—	(22,886)
Net change in cash and cash equivalents	96,299	—	(193,040)	—	(96,741)
Cash and cash equivalents at beginning of year	115,208	—	539,112	—	654,320
Cash and cash equivalents at end of year	$211,507	$—	$346,072	$—	$557,579

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	PENSION AND POSTRETIREMENT BENEFITS
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
Our U.S. defined benefit plan assets consist of a balanced portfolio of primarily U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") equity and fixed income securities. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. In addition, certain of our defined benefit plans hold investments in European equity and fixed income securities.
For all periods presented, we used a measurement date of December 31 for each of our U.S. and non-U.S. pension and postretirement medical plans.
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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2012	2011	2010
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	3.75%	4.50%	5.00%
Rate of increase in compensation levels	4.25	4.25	4.25
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.25%	6.25%	7.00%
Discount rate	4.50	5.00	5.50
Rate of increase in compensation levels	4.25	4.25	4.80

At December 31, 2012 as compared with December 31, 2011, we decreased our discount rate from 4.50% to 3.75% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. At December 31, 2012 as compared with December 31, 2011 our average assumed rate of compensation increase remained constant at 4.25%. In determining 2012 expense, the expected rate of return on U.S. plan assets remained consistent with 2011 at 6.25%,

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation.
Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Service cost	$21,222	$19,754	$20,460
Interest cost	16,458	17,217	17,941
Expected return on plan assets	(21,153)	(21,692)	(24,066)
Settlement and curtailment of benefits	—	—	757
Amortization of unrecognized prior service benefit	(1,238)	(1,238)	(1,239)
Amortization of unrecognized net loss	12,177	10,784	9,492
U.S. net pension expense	$27,466	$24,825	$23,345

The estimated prior service benefit and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2013 is less than $0.1 million and $13.8 million, respectively. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension liability for U.S. plans:

	December 31,
	2012	2011
	(Amounts in thousands)
Plan assets, at fair value	$380,342	$349,986
Benefit Obligation	(423,547)	(387,131)
Funded status	$(43,205)	$(37,145)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2012	2011
	(Amounts in thousands)
Current liabilities	$(475)	$(346)
Noncurrent liabilities	(42,730)	(36,799)
Funded status	$(43,205)	$(37,145)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2012	2011
	(Amounts in thousands)
Balance — January 1	$387,131	$361,766
Service cost	21,222	19,754
Interest cost	16,458	17,217
Actuarial loss	21,960	14,455
Benefits paid	(23,224)	(26,061)
Balance — December 31	$423,547	$387,131
Accumulated benefit obligations at December 31	$423,547	$387,131

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2013	$34.1
2014	35.4
2015	37.2
2016	36.4
2017	39.6
2018-2022	206.1

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2012	2011	2010
	(Amounts in thousands)
Balance — January 1	$(98,745)	$(95,258)	$(103,946)
Amortization of net loss	7,605	6,718	6,063
Amortization of prior service benefit	(773)	(771)	(791)
Net gain (loss) arising during the year	1,643	(9,434)	3,509
New prior service cost arising during the year	—	—	(93)
Balance — December 31	$(90,270)	$(98,745)	$(95,258)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2012	2011
	(Amounts in thousands)
Unrecognized net loss	$(89,612)	$(98,869)
Unrecognized prior service (cost) benefit	(658)	124
Accumulated other comprehensive loss, net of tax:	$(90,270)	$(98,745)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2012	2011
	(Amounts in thousands)
Balance — January 1	$349,986	$345,710
Return on plan assets	45,716	21,466
Company contributions	7,864	8,871
Benefits paid	(23,224)	(26,061)
Balance — December 31	$380,342	$349,986

We contributed $7.9 million and $8.9 million to the U.S. defined benefit pension plans during 2012 and 2011, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2013 is expected to be approximately $20 million, excluding direct benefits paid.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2012 and 2011 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2012	2011	2012	2011
U.S. Large Cap	28%	28%	28%	28%
U.S. Small Cap	4%	4%	4%	4%
International Large Cap	14%	14%	14%	14%
Emerging Markets	4%	4%	4%	4%
Equity securities	50%	50%	50%	50%
Long-Term Government / Credit	21%	21%	21%	21%
Intermediate Bond	29%	29%	29%	29%
Fixed income	50%	50%	50%	50%
Other(1)	0%	0%	0%	0%
_______________________________________

(1)	Less than 1% of holdings are in the Other category in 2011.
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
Plan assets are invested in commingled funds and the individual funds are actively managed with the intent to outperform specified benchmarks. Our "Pension and Investment Committee" is responsible for setting the investment strategy and the target asset allocation, as well as selecting individual funds. As the qualified plan approached fully funded status, we implemented a Liability-Driven Investing ("LDI") strategy, which more closely aligns the duration of the assets with the duration of the liabilities. An LDI strategy will result in an asset portfolio that more closely matches the behavior of the liability, thereby protecting the funded status of the plan.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2012				At December 31, 2011
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$82	$82	$—	$—	$72	$72	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	106,886	—	106,886	—	97,972	—	97,972	—
U.S. Small Cap(b)	15,368	—	15,368	—	13,996	—	13,996	—
International Large Cap(c)	54,159	—	54,159	—	48,986	—	48,986	—
Emerging Markets(d)	15,535	—	15,535	—	13,996	—	13,996	—
Fixed income securities
Long-Term Government/Credit(e)	80,567	—	80,567	—	75,228	—	75,228	—
Intermediate Bond(f)	107,745	—	107,745	—	99,721	—	99,721	—
Other types of investments:
Other(g)	—	—	—	—	15	15	—	—
	$380,342	$82	$380,260	$—	$349,986	$87	$349,899	$—
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

(g)	Details have not been provided due to immateriality.
Non-U.S. Defined Benefit Plans — We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, France, Germany, India, Indonesia, Italy, Japan, Mexico, The Netherlands, Sweden and the U.K. The assets in the U.K. (two plans) and The Netherlands (one plan) represent 98% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2012	2011	2010
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.16%	5.09%	5.13%
Rate of increase in compensation levels	3.84	3.56	3.46
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	5.78%	6.13%	6.21%
Discount rate	5.09	5.13	5.41
Rate of increase in compensation levels	3.56	3.46	3.58

At December 31, 2012 as compared with December 31, 2011, we decreased our average discount rate for non-U.S. plans from 5.09% to 4.16% based primarily on lower applicable corporate AA bond yields for the Euro zone and the U.K. In determining 2012 expense, we decreased our average expected rate of return on plan assets from 6.13% at December 31, 2011 to 5.78% at December 31, 2012, primarily as a result of a decrease in the expected return on long-term bond yields. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Service cost	$4,681	$5,113	$4,691
Interest cost	13,724	13,867	12,776
Expected return on plan assets	(8,542)	(8,382)	(7,164)
Amortization of unrecognized net loss	4,020	2,172	2,367
Settlement and other	43	239	131
Non-U.S. net pension expense	$13,926	$13,009	$12,801

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. pension expense in 2013 is $6.6 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2012	2011
	(Amounts in thousands)
Plan assets, at fair value	$173,017	$145,112
Benefit Obligation	(340,348)	(271,638)
Funded status	$(167,331)	$(126,526)

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2012	2011
\	(Amounts in thousands)
Noncurrent assets	$—	$3,257
Current liabilities	(8,398)	(7,909)
Noncurrent liabilities	(158,933)	(121,874)
Funded status	$(167,331)	$(126,526)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2012	2011
	(Amounts in thousands)
Balance — January 1	$271,638	$263,970
Service cost	4,681	5,113
Interest cost	13,724	13,867
Employee contributions	210	345
Plan amendments and other	2,114	(1,511)
Actuarial loss(1)	51,277	10,693
Net benefits and expenses paid	(13,735)	(15,525)
Currency translation impact(2)	10,439	(5,314)
Balance — December 31	$340,348	$271,638
Accumulated benefit obligations at December 31	$316,667	$252,795
_______________________________________

(1)	The actuarial losses primarily reflect the impact of assumption changes in the Euro zone and U.K. plans in 2012 and the U.K. plans in 2011.

(2)	The currency translation impact in 2012 reflects the weakening of the U.S. dollar exchange rate against our significant currencies, primarily the British pound and the Euro.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2013	$14.8
2014	13.9
2015	15.2
2016	15.8
2017	17.2
2018-2022	97.6

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2012	2011	2010
	(Amounts in thousands)
Balance — January 1	$(43,110)	$(38,819)	$(39,649)
Amortization of net loss	2,985	1,609	1,349
Net loss arising during the year	(33,692)	(6,763)	(1,305)
Settlement loss	100	155	75
Prior service benefit (cost) arising during the year	32	191	(677)
Currency translation impact and other	(2,512)	517	1,388
Balance — December 31	$(76,197)	$(43,110)	$(38,819)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2012	2011
	(Amounts in thousands)
Unrecognized net loss	$(74,656)	$(42,433)
Unrecognized prior service cost	(1,541)	(677)
Accumulated other comprehensive loss, net of tax:	$(76,197)	$(43,110)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2012	2011
	(Amounts in thousands)
Balance — January 1	$145,112	$133,944
Return on plan assets	14,561	10,279
Employee contributions	210	345
Company contributions	20,270	18,149
Currency translation impact and other	6,599	(1,797)
Net benefits and expenses paid	(13,735)	(15,525)
Settlements	—	(283)
Balance — December 31	$173,017	$145,112
Our contributions to non-U.S. defined benefit pension plans in 2013 are expected to be approximately $10 million, excluding direct benefits paid.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2012 and 2011 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2012	2011	2012	2011
North American Companies	5%	5%	5%	5%
U.K. Companies	19%	20%	19%	20%
European Companies	6%	6%	6%	6%
Asian Pacific Companies	5%	5%	5%	5%
Global Equity	1%	1%	1%	1%
Equity securities	36%	37%	36%	37%
U.K. Government Gilt Index	21%	21%	21%	21%
U.K. Corporate Bond Index	19%	17%	19%	17%
Global Fixed Income Bond	22%	23%	22%	23%
Fixed income	62%	61%	62%	61%
Other	2%	2%	2%	2%
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the non-U.S. assets were:

	At December 31, 2012				At December 31, 2011
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$261	$261	$—	$—	$453	$453	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	8,527	—	8,527	—	7,276	—	7,276	—
U.K. Companies(b)	33,389	—	33,389	—	28,372	—	28,372	—
European Companies (c)	10,417	—	10,417	—	8,459	—	8,459	—
Asian Pacific Companies(d)	7,995	—	7,995	—	6,722	—	6,722	—
Global Equity(e)	1,895	—	1,895	—	1,745	—	1,745	—
Fixed income securities
U.K. Government Gilt Index(f)	35,614	—	35,614	—	30,707	—	30,707	—
U.K. Corporate Bond Index(g)	33,311	—	33,311	—	25,004	—	25,004	—
Global Fixed Income Bond(h)	37,476	—	37,476	—	33,743	—	33,743	—
Other(i)	4,132	—	—	4,132	2,631	—	—	2,631
	$173,017	$261	$168,624	$4,132	$145,112	$453	$142,028	$2,631
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

(g)	U.K. Corporate Bond Index represents U.K. corporate bond investments, which are passively managed and track the iBoxx Over 15 years £ Non-Gilt Index.

(h)
Global Fixed Income Bond represents mostly European fixed income investment funds that are actively managed, diversified and primarily invested in traditional government bonds, high-quality corporate bonds, asset-backed securities, emerging market debt and high yield corporates.

(i)	Includes assets held by plans outside the U.K. and The Netherlands, the details of which, including Level III rollforward details, have not been provided due to immateriality.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets — The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2012	2011
	(Amounts in thousands)
Benefit Obligation	$758,296	$640,162
Accumulated benefit obligation	738,357	623,169
Fair value of plan assets	549,300	473,801

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2012	2011	2010
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.25%	4.25%	4.75%
Weighted average assumptions used to determine net expense:
Discount rate	4.25%	4.75%	5.25%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 8.0% for 2012, 8.5% for 2011 and 9.0% for 2010, with a gradual decrease to 5.0% for 2032 and future years.
Net postretirement benefit income for postretirement medical plans was:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Service cost	$11	$12	$28
Interest cost	1,462	1,782	1,940
Amortization of unrecognized prior service benefit	(41)	(1,558)	(1,916)
Amortization of unrecognized net gain	(1,542)	(1,463)	(2,480)
Net postretirement benefit income	$(110)	$(1,227)	$(2,428)

No estimated prior service benefit or cost is expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2013. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2013 is $1.2 million.
The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2012	2011
	(Amounts in thousands)
Postretirement Benefit Obligation	$34,967	$35,045
Funded status	$(34,967)	$(35,045)

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2012	2011
	(Amounts in thousands)
Current liabilities	$(4,250)	$(4,278)
Noncurrent liabilities	(30,717)	(30,767)
Funded status	$(34,967)	$(35,045)

The following is a reconciliation of the postretirement Benefit Obligation:

	2012	2011
	(Amounts in thousands)
Balance — January 1	$35,045	$39,053
Service cost	11	12
Interest cost	1,462	1,782
Employee contributions	2,126	2,445
Medicare subsidies receivable	500	450
Actuarial loss (gain)	2,213	(1,877)
Net benefits and expenses paid	(6,390)	(6,820)
Balance — December 31	$34,967	$35,045

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2013	$4.3	$0.2
2014	4.0	0.2
2015	3.8	0.2
2016	3.5	0.2
2017	3.3	0.2
2018-2022	11.9	0.8

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2012	2011	2010
	(Amounts in thousands)
Balance — January 1	$7,081	$7,793	$10,915
Amortization of net gain	(963)	(911)	(1,525)
Amortization of prior service benefit	(26)	(971)	(1,179)
Net (loss) gain arising during the year	(1,382)	1,170	(418)
Balance — December 31	$4,710	$7,081	$7,793

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2012	2011
	(Amounts in thousands)
Unrecognized net gain	$4,710	$7,055
Unrecognized prior service benefit	—	26
Accumulated other comprehensive income, net of tax:	$4,710	$7,081

We made contributions to the postretirement medical plans to pay benefits of $3.8 million in 2012, $3.9 million in 2011 and $3.8 million in 2010. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2012 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$251	$(260)
Effect on service cost plus interest cost	15	(15)

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $19.3 million in 2012, $17.8 million in 2011 and $17.3 million in 2010.
Participants in the U.S. defined contribution plan have the option to invest in our common stock and, prior to 2009, discretionary contributions by us were funded with our common stock; therefore, the plan assets include such holdings of our common stock. Effective January 1, 2013, our common stock is no longer an investment option. Participants with existing holdings of our stock on the effective date will be able to maintain their holdings until such time as they are reallocated within the plan by the participant or taken as a distribution by the participant.

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Nations Oil-for-Food Program
In mid-2006, French authorities began an investigation of over 170 French companies, of which one of our French subsidiaries was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary filed a formal response with the French Court. In July 2012, the French Court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment. While the French Court ruling is currently proceeding through a formal review process, we currently do not expect to incur additional case resolution costs of a material amount in this matter. However, if the French authorities take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse financial impact on our company.
In addition to the governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including us and our two foreign subsidiaries that participated in the program. On February 6, 2013 the U.S. District Court for the Southern District of New York issued a ruling that dismissed the suit with prejudice. On February 15, 2013 the plaintiff appealed the District Court's ruling. We will continue to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. We do not currently believe the resolution of this suit will have a material adverse financial impact on our company.
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
We have recorded reserves for product warranty claims that are included in both current and noncurrent liabilities. The following is a summary of the activity in the warranty reserve:

	2012	2011	2010
	(Amounts in thousands)
Balance — January 1	$38,033	$34,374	$38,024
Accruals for warranty expense, net of adjustments	28,851	35,535	24,779
Settlements made	(31,484)	(31,876)	(28,429)
Balance — December 31	$35,400	$38,033	$34,374

15.	SHAREHOLDERS’ EQUITY
Dividends - On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.36 per share to $0.42 per share payable beginning on April 12, 2013. On February 20, 2012, our Board of Directors authorized an increase in the payment of dividends on our common stock from $0.32 per share to $0.36 per share payable quarterly beginning on April 13, 2012. On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On May 31, 2012, we announced that our Board of Directors endorsed an updated capital structure strategy. A part of this capital structure strategy includes returning additional capital more quickly to shareholders through an expanded share repurchase program of $1.0 billion. The $1.0 billion share repurchase program authorization included approximately $233 million of remaining capacity under our prior share repurchase program, which was originally approved by our Board of Directors on September 12, 2011 and replenished on December 15, 2011. On February 19, 2013, our Board of Directors approved a $750 million share repurchase authorization, which included approximately $193 million of remaining capacity under the $1.0 billion share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice.
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an accelerated share repurchase program (“ASR Program”) with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. Under the ASR Program, we paid $300.0 million and received an initial delivery of 2,260,738 shares, representing 80% of the ASR Program's value at the then-current share price. The remaining 20% of the ASR Program's value was delivered on December 12, 2012 at program settlement, which resulted in us receiving an additional 153,659 shares. The total 2,414,397 shares repurchased under the ASR Program were based on the volume-weighted average price of $126.93, which was our average common stock price during the repurchase period, less an agreed upon discount.
Inclusive of the total shares of 2,414,397 delivered under the ASR Program, we repurchased 6,212,780, 1,482,833 and 450,000 shares for $771.9 million, $150.0 million and $46.0 million during 2012, 2011 and 2010, respectively. As of December 31, 2012, we have $285.7 million of remaining capacity under our current share repurchase program.

16.	INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Current:
U.S. federal	$73,444	$42,596	$12,557
Non-U.S.	101,166	95,677	93,046
State and local	3,454	6,567	1,468
Total current	178,064	144,840	107,071
Deferred:
U.S. federal	(823)	19,086	34,732
Non-U.S.	(17,268)	(11,918)	(2,830)
State and local	793	6,516	2,623
Total deferred	(17,298)	13,684	34,525
Total provision	$160,766	$158,524	$141,596

The expected cash payments for the current income tax expense for 2012, 2011 and 2010 were reduced by $11.0 million, $5.7 million and $10.0 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in millions)
Statutory federal income tax at 35%	$214.0	$205.7	$185.6
Foreign impact, net	(50.6)	(55.0)	(37.6)
State and local income taxes, net	4.2	13.1	4.1
Other	(6.8)	(5.3)	(10.5)
Total	$160.8	$158.5	$141.6
Effective tax rate	26.3%	27.0%	26.7%

The 2012, 2011 and 2010 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.6 billion. Should these permanently reinvested earnings be repatriated in a future period in the form of dividends or otherwise, our provision for income taxes may increase materially in that period. During each of the three years reported in the period ended December 31, 2012, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.
For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of $2.3 million of income tax expense in the year ended December 31, 2012 and $9.5 million and $8.2 million of income tax benefit during the years ended December 31, 2011 and 2010, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2012	2011
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$47,112	$36,735
Net operating loss carryforwards	28,801	32,694
Compensation accruals	53,307	43,418
Inventories	60,556	50,159
Credit carryforwards	35,384	44,861
Warranty and accrued liabilities	24,263	20,451
Other	36,965	28,058
Total deferred tax assets	286,388	256,376
Valuation allowances	(17,975)	(17,686)
Net deferred tax assets	268,413	238,690
Deferred tax liabilities related to:
Property, plant and equipment	(27,246)	(33,056)
Goodwill and intangibles	(128,227)	(115,634)
Other	(8,299)	(8,044)
Total deferred tax liabilities	(163,772)	(156,734)
Deferred tax assets, net	$104,641	$81,956

We have $163.4 million of U.S. and foreign net operating loss carryforwards at December 31, 2012. Of this total, $44.5 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2013 through 2027. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $31.4 million of foreign tax credit carryforwards at December 31, 2012, expiring in 2020 and 2021 for which no valuation allowance reserves have been recorded.
Earnings before income taxes comprised:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
U.S.	$220,684	$247,684	$201,997
Non-U.S.	390,881	340,071	328,280
Total	$611,565	$587,755	$530,277

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2012	2011
Balance — January 1	$93.8	$104.6
Gross amount of increases (decreases) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	(1.4)	1.0
During the current period	10.3	8.8
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(21.0)	(9.8)
Lapse of the applicable statute of limitations	(23.0)	(8.3)
Increases (decreases) in unrecognized tax benefits relating to foreign currency translation adjustments	0.4	(2.5)
Balance — December 31	$59.1	$93.8

The amount of gross unrecognized tax benefits at December 31, 2012 was $77.6 million, which includes $18.5 million of accrued interest and penalties. Of this amount $55.0 million, if recognized, would favorably impact our effective tax rate. During the years ended December 31, 2012, 2011 and 2010 we recognized net interest and penalty income of $2.9 million, $1.9 million and $2.3 million, respectively, in our consolidated statement of income.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2010, state and local income tax audits for years through 2008 or non-U.S. income tax audits for years through 2005. We are currently under examination for various years in India, Italy, Singapore, the U.S., Venezuela and Vietnam.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $14 million within the next 12 months.

17.	BUSINESS SEGMENT INFORMATION
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
We conduct our operations through these three business segments based on type of product and how we manage the business:

•	EPD for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
For decision-making purposes, our Chief Executive Officer ("CEO") and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment. On January 11, 2012, a new unified operational leadership structure was announced resulting in the creation of a Chief Operating Officer position. The creation of this position did not impact how we have defined the above three business segments or our assessment of our CEO as the chief operating decision maker.
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2012, 2011 and 2010 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2012:
Sales to external customers	$2,338,527	$863,941	$1,548,871	$4,751,339	$—	$4,751,339
Intersegment sales	64,621	89,957	8,206	162,784	(162,784)	—
Segment operating income	396,082	99,526	253,398	749,006	(73,228)	675,778
Depreciation and amortization	48,007	13,408	36,418	97,833	9,393	107,226
Identifiable assets	2,223,791	745,276	1,485,686	4,454,753	356,205	4,810,958
Capital expenditures	64,038	17,351	46,239	127,628	7,911	135,539

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2011:
Sales to external customers	$2,239,405	$802,864	$1,467,932	$4,510,201	$—	$4,510,201
Intersegment sales	81,978	75,337	5,414	162,729	(162,729)	—
Segment operating income	395,184	62,906	233,329	691,419	(72,742)	618,677
Depreciation and amortization	41,199	13,864	40,912	95,975	11,586	107,561
Identifiable assets	2,055,600	740,179	1,406,531	4,202,310	420,304	4,622,614
Capital expenditures	44,714	12,834	43,797	101,345	6,622	107,967

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2010:
Sales to external customers	$2,087,040	$754,826	$1,190,170	$4,032,036	$—	$4,032,036
Intersegment sales	65,636	45,358	7,349	118,343	(118,343)	—
Segment operating income	412,622	68,480	180,409	661,511	(80,159)	581,352
Depreciation and amortization	39,629	18,089	34,906	92,624	11,917	104,541
Identifiable assets	1,791,886	664,573	1,342,915	3,799,374	660,536	4,459,910
Capital expenditures	54,478	12,130	31,312	97,920	4,082	102,002
_______________________________________

(1)	The changes in identifiable assets for "Eliminations and All Other" in 2012, 2011 and 2010 are primarily a result of changes in cash balances.
Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as noncurrent. Sales and long-lived assets by geographic area are as follows:

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,597,737	33.6%	$1,104,251	54.0%
EMA(1)	2,054,809	43.2%	684,804	33.5%
Asia(2)	548,589	11.6%	123,492	6.0%
Other(3)	550,204	11.6%	131,489	6.5%
Consolidated total	$4,751,339	100.0%	$2,044,036	100.0%

	Year Ended December 31, 2011
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,507,209	33.4%	$1,095,616	55.4%
EMA(1)	1,954,212	43.3%	671,305	34.0%
Asia(2)	517,375	11.5%	100,344	5.1%
Other(3)	531,405	11.8%	109,152	5.5%
Consolidated total	$4,510,201	100.0%	$1,976,417	100.0%

	Year Ended December 31, 2010
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,331,818	33.0%	$1,031,184	53.9%
EMA(1)	1,844,291	45.7%	687,495	36.0%
Asia(2)	423,461	10.5%	96,040	5.0%
Other(3)	432,466	10.8%	97,104	5.1%
Consolidated total	$4,032,036	100.0%	$1,911,823	100.0%
___________________________________

(1)
"EMA" includes Europe, the Middle East and Africa. Germany accounted for approximately 8% of 2012, 9% of 2011 and 9% of 2010 consolidated sales, and Italy accounted for approximately 10% of consolidated long-lived assets in both 2012 and 2011. No other individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented 71% of total sales in 2012, and 73% in each of 2011 and 2010.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Foreign currency translation adjustments(1)(2)	$(61,083)	$(79,267)	$(22,425)
Pension and other postretirement effects	(161,757)	(134,774)	(126,284)
Cash flow hedging activity	(254)	(735)	(428)
Accumulated other comprehensive loss	$(223,094)	$(214,776)	$(149,137)
_______________________________________

(1)	Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million, $1.3 million and $1.4 million at December 31, 2012, 2011, and 2010, respectively.

(2)
Foreign currency translation adjustments in 2012 primarily represents the strengthening of the Euro, Mexican peso and Indian rupee exchange rate versus the U.S. dollar at December 31, 2012 as compared with December 31, 2011. Foreign currency translation adjustments in 2011 primarily represents the strengthening of the U.S. dollar exchange rate versus the Euro and the British pound at December 31, 2011 as compared with December 31, 2010.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2012 and 2011 (amounts in millions, except per share data):

	2012
Quarter	4th	3rd	2nd	1st
Sales	$1,328.2	$1,165.9	$1,182.2	$1,075.0
Gross profit	447.6	389.6	384.6	359.2
Earnings before income taxes	189.8	144.6	148.1	129.1
Net earnings attributable to Flowserve Corporation	141.6	106.3	107.3	93.1
Earnings per share (1):
Basic	$2.85	$2.09	$1.99	$1.71
Diluted	2.83	2.07	1.98	1.69

	2011
Quarter	4th	3rd	2nd	1st
Sales	$1,265.4	$1,121.8	$1,125.8	$997.2
Gross profit	420.0	376.6	369.3	347.7
Earnings before income taxes	180.2	140.0	137.0	130.6
Net earnings attributable to Flowserve Corporation	125.1	107.8	98.7	97.0
Earnings per share (1):
Basic	$2.27	$1.94	$1.77	$1.74
Diluted	2.25	1.92	1.76	1.72
_______________________________________

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

20.	SUBSEQUENT EVENT

On February 8, 2013, the Venezuelan government announced its intention to devalue its currency (bolivar) from 4.3 to 6.3 bolivars to the U.S. dollar. Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales in 2012 and total assets at December 31, 2012 represented less than 1% of consolidated sales and total assets for the same period. We are currently assessing the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including further actions of the Venezuelan government and economic conditions in Venezuela, such as inflation and capital spending.

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

In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2012, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2012, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Michael F. Johnston has informed the Company's Board of Directors that he intends to retire from service as a director immediately following the Company's 2013 annual meeting of shareholders to be held on May 23, 2013. Mr. Johnston has served as a member of the Company's Board of Directors since 1997, and he currently serves as Chairman of the Corporate Governance and Nominating Committee and as a member of the Finance Committee.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2013 annual meeting of shareholders to be held on May 23, 2013. The Proxy Statement will be filed with the SEC no later than April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2013 annual meeting of shareholders to be held on May 23, 2013. The Proxy Statement will be filed with the SEC no later than April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2013 annual meeting of shareholders to be held on May 23, 2013. The Proxy Statement will be filed with the SEC no later than April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2013 annual meeting of shareholders to be held on May 23, 2013. The Proxy Statement will be filed with the SEC no later than April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2013 annual meeting of shareholders to be held on May 23, 2013. The Proxy Statement will be filed with the SEC no later than April 30, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2012 and 2011
For each of the three years in the period ended December 31, 2012:
Consolidated Statements of Income and Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
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
Date: February 21, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James O. Rollans	Non-Executive Chairman of the Board	February 21, 2013
James O. Rollans

/s/ Mark A. Blinn	President and Chief Executive Officer (Principal Executive Officer )	February 21, 2013
Mark A. Blinn

/s/ Michael S. Taff	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2013
Michael S. Taff

/s/ Gayla J. Delly	Director	February 21, 2013
Gayla J. Delly

/s/ Roger L. Fix	Director	February 21, 2013
Roger L. Fix

/s/ John R. Friedery	Director	February 21, 2013
John R. Friedery

/s/ Joseph E. Harlan	Director	February 21, 2013
Joseph E. Harlan

/s/ Michael F. Johnston	Director	February 21, 2013
Michael F. Johnston

/s/ Rick J. Mills	Director	February 21, 2013
Rick J. Mills

/s/ Charles M. Rampacek	Director	February 21, 2013
Charles M. Rampacek

/s/ David E. Roberts	Director	February 21, 2013
David E. Roberts

/s/ William C. Rusnack	Director	February 21, 2013
William C. Rusnack

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2012
Allowance for doubtful accounts(a):	$20,351	$22,148	$(36)	$(20,972)	$21,491
Deferred tax asset valuation allowance(b):	17,686	3,257	(657)	(2,311)	17,975
Year Ended December 31, 2011
Allowance for doubtful accounts(a):	18,632	21,108	(57)	(19,332)	20,351
Deferred tax asset valuation allowance(b):	14,296	4,124	(43)	(691)	17,686
Year Ended December 31, 2010
Allowance for doubtful accounts(a):	18,769	17,045	505	(17,687)	18,632
Deferred tax asset valuation allowance(b):	17,292	1,970	(315)	(4,651)	14,296

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
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

10.1
Credit Agreement, dated August 20, 2012, among Flowserve Corporation, Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated August 20, 2012).

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

10.5
Third Amendment to Letter of Credit Agreement, dated October 26, 2012, among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, Credit Agricole Corporate and Investment Bank (f/k/a Calyon), as Mandated Lead Arranger, Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

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

Exhibit No.	Description

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

10.15
Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.16
Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.17
First Amendment to the Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.18
Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.19
First Amendment to the Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.20
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

10.24	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant's 2004 Proxy Statement, dated May 10, 2004).*
10.25
Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.26
Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.27
Form of Incentive Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).*

10.28
Form of Non-Qualified Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).*

10.29
Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated March 9, 2006).*

Exhibit No.	Description

10.30
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

10.34
Form B of Restricted Stock Unit Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.35
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

10.37	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 3, 2009).*
10.38+	Form A of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10.39+	Form B of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10.40+	Form A of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10.41+	Form B of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10.42+	Form A of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10.43+	Form B of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10.44	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated as of March 9, 2006).*
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