Form 10-Q
period 2013-03-31
FLOWSERVE CORP
filed 2013-04-24
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 19, 2013, there were 47,660,795 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2013 and 2012 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2013 and December 31, 2012 (unaudited)	2
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2013 and 2012 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4. Controls and Procedures.	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	26
Item 1A. Risk Factors.	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 5. Other Information.	26
Item 6. Exhibits.	26
SIGNATURES	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2013	2012
Sales	$1,096,596	$1,074,980
Cost of sales	(723,288)	(715,797)
Gross profit	373,308	359,183
Selling, general and administrative expense	(234,509)	(221,889)
Net earnings from affiliates (Note 2)	31,680	5,229
Operating income	170,479	142,523
Interest expense	(12,092)	(8,809)
Interest income	274	282
Other expense, net	(11,028)	(4,939)
Earnings before income taxes	147,633	129,057
Provision for income taxes	(48,733)	(35,515)
Net earnings, including noncontrolling interests	98,900	93,542
Less: Net earnings attributable to noncontrolling interests	(1,111)	(417)
Net earnings attributable to Flowserve Corporation	$97,789	$93,125
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.03	$1.71
Diluted	2.01	1.69
Cash dividends declared per share	$0.42	$0.36

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2013	2012
Net earnings, including noncontrolling interests	$98,900	$93,542
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $22,790 and $(21,264), respectively	(37,661)	35,140
Pension and other postretirement effects, net of taxes of $(2,771) and $(384), respectively	6,732	45
Cash flow hedging activity, net of taxes of $(173) and $237, respectively	241	(392)
Other comprehensive (loss) income	(30,688)	34,793
Comprehensive income, including noncontrolling interests	68,212	128,335
Comprehensive income attributable to noncontrolling interests	(1,344)	(452)
Comprehensive income attributable to Flowserve Corporation	$66,868	$127,883

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share data)	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$169,437	$304,252
Accounts receivable, net of allowance for doubtful accounts of $22,230 and $21,491, respectively	1,056,321	1,103,724
Inventories, net	1,155,773	1,086,663
Deferred taxes	152,402	151,093
Prepaid expenses and other	99,905	94,484
Total current assets	2,633,838	2,740,216
Property, plant and equipment, net of accumulated depreciation of $789,786 and $784,864, respectively	666,422	654,179
Goodwill	1,042,741	1,053,852
Deferred taxes	26,824	26,706
Other intangible assets, net	146,675	150,075
Other assets, net	151,794	185,930
Total assets	$4,668,294	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$514,067	$616,900
Accrued liabilities	831,886	906,593
Debt due within one year	210,365	59,478
Deferred taxes	6,808	7,654
Total current liabilities	1,563,126	1,590,625
Long-term debt due after one year	859,289	869,116
Retirement obligations and other liabilities	458,119	456,742
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized – 120,000
Shares issued – 58,931 and 58,931, respectively
Capital in excess of par value	594,860	615,183
Retained earnings	2,656,814	2,579,308
Treasury shares, at cost – 11,537 and 10,796 shares, respectively	(1,298,393)	(1,164,496)
Deferred compensation obligation	10,613	10,870
Accumulated other comprehensive loss	(255,231)	(224,310)
Total Flowserve Corporation shareholders’ equity	1,782,327	1,890,219
Noncontrolling interests	5,433	4,256
Total equity	1,787,760	1,894,475
Total liabilities and equity	$4,668,294	$4,810,958

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2013	2012
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$98,900	$93,542
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	21,403	22,570
Amortization of intangible and other assets	3,807	5,158
Net loss (gain) on disposition of assets	236	(10,410)
Gain on sale of equity investment in affiliate	(12,995)	—
Gain on remeasurement of acquired assets	(15,315)	—
Excess tax benefits from stock-based compensation arrangements	(6,818)	(10,889)
Stock-based compensation	8,035	7,796
Net earnings from affiliates, net of dividends received	(3,066)	(3,049)
Change in assets and liabilities:
Accounts receivable, net	40,223	37,692
Inventories, net	(83,502)	(112,513)
Prepaid expenses and other	(9,831)	(15,412)
Other assets, net	70	(1,698)
Accounts payable	(103,881)	(108,602)
Accrued liabilities and income taxes payable	(55,413)	(15,594)
Retirement obligations and other liabilities	10,102	4,299
Net deferred taxes	(25)	(781)
Net cash flows used by operating activities	(108,070)	(107,891)
Cash flows – Investing activities:
Capital expenditures	(34,258)	(28,686)
Proceeds from disposal of assets	212	7,788
Payments for acquisitions, net of cash acquired	(10,143)	(3,996)
Proceeds from (contributions to) equity investments in affiliates	46,240	(1,620)
Net cash flows provided (used) by investing activities	2,051	(26,514)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	6,818	10,889
Payments on long-term debt	(5,000)	(6,250)
Proceeds from revolving credit facility	150,000	—
(Payments) borrowings under other financing arrangements, net	(4,013)	440
Repurchases of common shares	(155,552)	(22,050)
Payments of dividends	(17,514)	(17,410)
Other	(121)	(185)
Net cash flows used by financing activities	(25,382)	(34,566)
Effect of exchange rate changes on cash	(3,414)	4,309
Net change in cash and cash equivalents	(134,815)	(164,662)
Cash and cash equivalents at beginning of period	304,252	337,356
Cash and cash equivalents at end of period	$169,437	$172,694

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2013, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report").
Venezuela – As previously disclosed in our 2012 Annual Report, effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the United States ("U.S.") dollar. Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales for the three months ended March 31, 2013 and total assets at March 31, 2013 represented less than 1% of consolidated sales and total assets for the same period.
As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other expense, net in our condensed consolidated statement of income and resulted in no tax benefit. We have evaluated the carrying value of related assets and concluded that there is no current impairment. We are continuing to assess and monitor the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the official rate, as well as further actions of the Venezuelan government and economic conditions that may adversely impact our future consolidated financial condition or results of operations.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2013, are detailed in Note 1 to our consolidated financial statements included in our 2012 Annual Report.
Accounting Developments
Pronouncements Implemented
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which requires enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification ("ASC") 210-20-45, "Balance Sheet - Offsetting," or ASC 815-10-45, "Derivatives and Hedging - Overall," or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The disclosure requirements shall be applied retrospectively for all periods presented. Our adoption of ASU No. 2011-11, effective January 1, 2013, had no impact on our consolidated financial condition and results of operations.
In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements shall be applied retrospectively for all periods presented. Our adoption of ASU No. 2013-01, effective January 1, 2013, had no impact on our consolidated financial condition and results of operations.
In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the asset is impaired. Unless an entity determines that it is more likely than not that the fair value of such an asset is less than its carrying amount, it would not need to calculate the fair value of the asset in that year. Our adoption of ASU No. 2012-02, effective January 1, 2013, had no impact on our consolidated financial condition and results of operations.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income," which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. Our adoption of ASU No. 2013-02, effective January 1, 2013, had no impact on our consolidated financial condition and results of operations.
In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which specifies that a cumulative translation adjustment should be released into earning when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale of transfer results in the complete or substantially complete liquidation of the foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. We early adopted this ASU effective January 1, 2013 and it did not have a material impact on our consolidated financial condition and results of operations.
 Pronouncements Not Yet Implemented
In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which requires a reporting entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The scope of this ASU excludes obligations addressed by existing guidance. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU shall be applied retrospectively for arrangements existing at the beginning of the year of adoption. Our adoption of ASU No. 2013-04 will not have an impact on our consolidated financial condition and results of operations.

2.	Exit of Joint Venture
Effective March 28, 2013, we and our joint venture partner agreed to exit our joint venture, Audco India, Limited (“AIL”), which manufactures integrated industrial valves in India. To effect the exit, in two separate transactions, Flow Control Division ("FCD") acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase for cash of $10.1 million and sold its 50% equity interest in AIL to the joint venture partner for $46.2 million in cash. Based on preliminary estimates at the date of acquisition, we remeasured to fair value our previously held equity interest in the purchased net assets of the plug valve manufacturing business resulting in net assets acquired of approximately $25 million and a pre-tax gain of $15.3 million. The sale of our equity interest in AIL resulted in a pre-tax gain of $13.0 million. Both of the above gains were recorded in net earnings from affiliates in the condensed consolidated statements of income. No pro forma information has been provided due to immateriality. Prior to these transactions, our 50% interest in AIL was recorded using the equity method of accounting.

3.	Stock-Based Compensation Plans
We established the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan") effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 1,868,213 were available for issuance as of March 31, 2013. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the "2004 Plan"), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 275,945 were available for issuance as of March 31, 2013. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $53.7 million and $30.4 million at March 31, 2013 and December 31, 2012, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2013 and 2012 was $33.2 million and $35.0 million, respectively.

We recorded stock-based compensation expense of $5.3 million ($8.0 million pre-tax) and $5.1 million ($7.8 million pre-tax) for the three months ended March 31, 2013 and 2012, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2013
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2013	792,100	$113.09
Granted	221,205	156.42
Vested	(323,824)	102.57
Cancelled	(28,922)	129.83
Outstanding - March 31, 2013	660,559	$132.02
Unvested Restricted Shares outstanding as of March 31, 2013, includes approximately 309,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2011 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 617,000 shares based on performance targets. As of March 31, 2013, we estimate vesting of approximately 390,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2012 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected to apply hedge accounting to our forward exchange contracts. At March 31, 2013 and December 31, 2012, we had $695.1 million and $608.9 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At March 31, 2013, the length of forward exchange contracts currently in place ranged from two days to 26 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At March 31, 2013 and December 31, 2012, we had $245.0 million and $275.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2013, the maximum remaining length of any interest rate swap contract in place was approximately 27 months.
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
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2013	2012
Current derivative assets	$5,278	$6,104
Noncurrent derivative assets	3	104
Current derivative liabilities	11,176	7,814
Noncurrent derivative liabilities	224	12

The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2013	2012
Current derivative liabilities	$1,172	$1,417
Noncurrent derivative liabilities	146	316
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Loss recognized in income	$(2,997)	$(1,118)
Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts are classified as other expense, net.
The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized in Note 16.

5.	Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2013	2012
3.50% Senior Notes due September 15, 2022 (net of unamortized discount)	$498,165	$498,124
Term Loan Facility, interest rate of 1.78% and 1.81% at March 31, 2013 and December 31, 2012, respectively	390,000	395,000
Revolving Credit Facility, interest rate of 1.70% at March 31, 2013	150,000	—
Capital lease obligations and other borrowings	31,489	35,470
Debt and capital lease obligations	1,069,654	928,594
Less amounts due within one year	210,365	59,478
Total debt due after one year	$859,289	$869,116
See additional discussion of our debt in Note 10 to our consolidated financial statements included in our 2012 Annual Report.
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

Senior Credit Facility
On August 20, 2012, we entered into a credit agreement with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the “Lenders”), providing for term debt and a revolving credit facility. The credit agreement provides for an aggregate commitment of $1.25 billion, including a $400.0 million term loan facility with a maturity date of August 20, 2017 (“Term Loan Facility”) and an $850.0 million revolving credit facility with a maturity date of August 20, 2017 (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). As of March 31, 2013 we had $150.0 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $300.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swingline loans. Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $250.0 million. We had outstanding letters of credit of $142.6 million and $152.2 million at March 31, 2013 and December 31, 2012, respectively, and when included with the outstanding Revolving Credit Facility balance, reduced our borrowing capacity to $557.4 million and $697.8 million, respectively. Our obligations under the Senior Credit Facility are guaranteed by certain of our domestic subsidiaries. The Lenders have agreed to release such guarantees if we achieve certain credit ratings. We had not achieved these ratings as of March 31, 2013. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at March 31, 2013.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.225% during the period ended March 31, 2013. During the three months ended March 31, 2013, we made scheduled repayments of $5.0 million under our Senior Credit Facility. We have scheduled repayments of $5.0 million due in each of the next two quarters and $10.0 million in the fourth quarter of 2013 and first quarter of 2014 under our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $245.0 million of notional amount of interest rate swaps at March 31, 2013 to hedge exposure to floating interest rates.

European Letter of Credit Facilities
On October 30, 2009, we entered into a 364-day unsecured European Letter of Credit Facility ("European LOC Facility") with an initial commitment of €125.0 million. The European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the European LOC Facility in October 2012 for an additional 364-day period and amended certain provisions to conform to those in our Senior Credit Facility and Senior Notes. We had outstanding letters of credit drawn on the European LOC Facility of €63.6 million ($81.5 million) and €63.1 million ($83.3 million) as of March 31, 2013 and December 31, 2012, respectively.

6.	Supplemental Guarantor Financial Information
Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of our 100% owned domestic subsidiaries. In accordance with Rule 3−10 of Regulation S−X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of Flowserve Corporation (referred to as “Parent” for the purpose of this note only) on a Parent−only (Issuer) basis, the combined guarantor subsidiaries on a guarantor−only basis, the combined non-guarantor subsidiaries on a non-guarantor-only basis and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries have been accounted for using the equity method for this presentation.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$447,577	$731,386	$(82,367)	$1,096,596
Cost of sales	—	(288,964)	(516,691)	82,367	(723,288)
Gross profit	—	158,613	214,695	—	373,308
Selling, general and administrative expense	(338)	(92,788)	(141,383)	—	(234,509)
Net earnings from affiliates	—	225	31,455	—	31,680
Net earnings from consolidated subsidiaries, net of tax	102,555	60,274	—	(162,829)	—
Operating income	102,217	126,324	104,767	(162,829)	170,479
Interest expense, net	(6,500)	(2,780)	(2,538)	—	(11,818)
Other expense, net	—	(1,673)	(9,355)	—	(11,028)
Earnings before income taxes	95,717	121,871	92,874	(162,829)	147,633
Provision for income taxes	2,072	(19,316)	(31,489)	—	(48,733)
Net earnings, including noncontrolling interests	97,789	102,555	61,385	(162,829)	98,900
Less: Net earnings attributable to noncontrolling interests	—	—	(1,111)	—	(1,111)
Net earnings attributable to Flowserve Corporation	$97,789	$102,555	$60,274	$(162,829)	$97,789
Comprehensive income attributable to Flowserve Corporation	$66,868	$71,077	$26,916	$(97,993)	$66,868

	Three Months Ended March 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$435,746	$720,021	$(80,787)	$1,074,980
Cost of sales	—	(286,150)	(510,434)	80,787	(715,797)
Gross profit	—	149,596	209,587	—	359,183
Selling, general and administrative expense	(1,120)	(100,229)	(120,540)	—	(221,889)
Net earnings from affiliates	—	1,320	3,909	—	5,229
Net earnings from consolidated subsidiaries, net of tax	94,350	59,610	—	(153,960)	—
Operating income	93,230	110,297	92,956	(153,960)	142,523
Interest expense, net	(601)	(4,458)	(3,468)	—	(8,527)
Other expense, net	—	664	(5,603)	—	(4,939)
Earnings before income taxes	92,629	106,503	83,885	(153,960)	129,057
Provision for income taxes	496	(12,153)	(23,858)	—	(35,515)
Net earnings, including noncontrolling interests	93,125	94,350	60,027	(153,960)	93,542
Less: Net earnings attributable to noncontrolling interests	—	—	(417)	—	(417)
Net earnings attributable to Flowserve Corporation	$93,125	$94,350	$59,610	$(153,960)	$93,125
Comprehensive income attributable to Flowserve Corporation	$127,883	$129,488	$93,463	$(222,951)	$127,883

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,144	$—	$168,293	$—	$169,437
Accounts receivable, net	—	262,381	793,940	—	1,056,321
Intercompany receivables	2,235	140,962	41,441	(184,638)	—
Inventories, net	—	410,006	745,767	—	1,155,773
Other current assets, net	1,860	125,202	125,245	—	252,307
Total current assets	5,239	938,551	1,874,686	(184,638)	2,633,838
Property, plant and equipment, net	—	202,295	464,127	—	666,422
Goodwill	—	671,858	370,883	—	1,042,741
Intercompany receivables	462,500	9,462	162,075	(634,037)	—
Investment in consolidated subsidiaries	2,353,745	1,634,833	—	(3,988,578)	—
Other assets, net	14,093	175,815	135,385	—	325,293
Total assets	$2,835,577	$3,632,814	$3,007,156	$(4,807,253)	$4,668,294

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$149,120	$364,947	$—	$514,067
Intercompany payables	212	43,464	140,962	(184,638)	—
Accrued liabilities	6,523	254,946	570,417	—	831,886
Debt due within one year	180,000	20	30,345	—	210,365
Deferred taxes	—	—	6,808	—	6,808
Total current liabilities	186,735	447,550	1,113,479	(184,638)	1,563,126
Long-term debt due after one year	858,165	—	1,124	—	859,289
Intercompany payables	1,143	623,430	9,464	(634,037)	—
Retirement obligations and other liabilities	7,207	208,089	242,823	—	458,119
Total liabilities	1,053,250	1,279,069	1,366,890	(818,675)	2,880,534
Total Flowserve Corporation shareholders’ equity	1,782,327	2,353,745	1,634,833	(3,988,578)	1,782,327
Noncontrolling interest	—	—	5,433	—	5,433
Total equity	1,782,327	2,353,745	1,640,266	(3,988,578)	1,787,760
Total liabilities and equity	$2,835,577	$3,632,814	$3,007,156	$(4,807,253)	$4,668,294

	December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,609	$—	$301,643	$—	$304,252
Accounts receivable, net	—	255,164	848,560	—	1,103,724
Intercompany receivables	—	157,447	42,836	(200,283)	—
Inventories, net	—	382,360	704,303	—	1,086,663
Other current assets, net	1,967	123,152	120,458	—	245,577
Total current assets	4,576	918,123	2,017,800	(200,283)	2,740,216
Property, plant and equipment, net	—	204,032	450,147	—	654,179
Goodwill	—	671,858	381,994	—	1,053,852
Intercompany receivables	462,500	10,363	85,316	(558,179)	—
Investment in consolidated subsidiaries	2,321,597	1,604,462	—	(3,926,059)	—
Other assets, net	14,879	175,771	172,061	—	362,711
Total assets	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$158,028	$458,872	$—	$616,900
Intercompany payables	35	42,801	157,447	(200,283)	—
Accrued liabilities	11,610	314,162	580,821	—	906,593
Debt due within one year	25,000	5	34,473	—	59,478
Deferred taxes	—	—	7,654	—	7,654
Total current liabilities	36,645	514,996	1,239,267	(200,283)	1,590,625
Long-term debt due after one year	868,124	20	972	—	869,116
Intercompany payables	1,144	546,672	10,363	(558,179)	—
Retirement obligations and other liabilities	7,420	201,324	247,998	—	456,742
Total liabilities	913,333	1,263,012	1,498,600	(758,462)	2,916,483
Total Flowserve Corporation shareholders’ equity	1,890,219	2,321,597	1,604,462	(3,926,059)	1,890,219
Noncontrolling interest	—	—	4,256	—	4,256
Total equity	1,890,219	2,321,597	1,608,718	(3,926,059)	1,894,475
Total liabilities and equity	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$26,554	$(42,173)	$(58,918)	$(33,533)	$(108,070)
Cash flows — Investing activities:
Capital expenditures	—	(8,783)	(25,475)	—	(34,258)
Payments for acquisitions, net of cash acquired	—	—	(10,143)	—	(10,143)
Intercompany loan proceeds	—	901	—	(901)	—
Intercompany loan payments	—	—	(76,759)	76,759	—
Proceeds from disposition of assets	—	25	187	—	212
Proceeds from equity investments in affiliates	—	—	46,240	—	46,240
Net cash flows (used) provided by investing activities	—	(7,857)	(65,950)	75,858	2,051
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	5,038	1,780	—	6,818
Payments on long-term debt	(5,000)	—	—	—	(5,000)
Proceeds from short-term financing	150,000	—	—	—	150,000
Payments under other financing arrangements, net	—	(5)	(4,008)	—	(4,013)
Repurchases of common shares	(155,552)	—	—	—	(155,552)
Payments of dividends	(17,514)	—	—	—	(17,514)
Intercompany loan proceeds	—	76,759	—	(76,759)	—
Intercompany loan payments	—	—	(901)	901	—
Intercompany dividends	—	(31,762)	(1,771)	33,533	—
All other financing, net	47	—	(168)	—	(121)
Net cash flows (used) provided by financing activities	(28,019)	50,030	(5,068)	(42,325)	(25,382)
Effect of exchange rate changes on cash	—	—	(3,414)	—	(3,414)
Net change in cash and cash equivalents	(1,465)	—	(133,350)	—	(134,815)
Cash and cash equivalents at beginning of period	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of period	$1,144	$—	$168,293	$—	$169,437

	Three Months Ended March 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows (used) provided by operating activities	$(89,319)	$54,959	$(68,220)	$(5,311)	$(107,891)
Cash flows — Investing activities:
Capital expenditures	—	(8,160)	(20,526)	—	(28,686)
Payments for acquisitions, net of cash acquired	—	—	(3,996)	—	(3,996)
Intercompany loan payments	—	(55,469)	—	55,469	—
Proceeds from disposition of assets		18	7,770	—	7,788
Affiliate investment activity, net	—	—	(1,620)	—	(1,620)
Net cash flows used by investing activities	—	(63,611)	(18,372)	55,469	(26,514)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,657	2,232	—	10,889
Payments on long-term debt	(6,250)	—	—	—	(6,250)
(Payments) borrowings under other financing arrangements, net	—	(5)	445	—	440
Repurchases of common shares	(22,050)	—	—	—	(22,050)
Payments of dividends	(17,410)	—	—	—	(17,410)
Intercompany loan proceeds	—	—	55,469	(55,469)	—
Intercompany dividends	—	—	(5,311)	5,311	—
All other financing, net	27	—	(212)	—	(185)
Net cash flows (used) provided by financing activities	(45,683)	8,652	52,623	(50,158)	(34,566)
Effect of exchange rate changes on cash	—	—	4,309		4,309
Net change in cash and cash equivalents	(135,002)	—	(29,660)	—	(164,662)
Cash and cash equivalents at beginning of period	150,308	—	187,048	—	337,356
Cash and cash equivalents at end of period	$15,306	$—	$157,388	$—	$172,694

7.	Fair Value
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
The fair value of our debt, excluding the Senior Notes, was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5 and, except for the Senior Notes, approximates fair value. The estimated fair value of our Senior Notes at March 31, 2013 was $506.1 million compared to the carrying value of $498.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at March 31, 2013 and December 31, 2012.

8.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2013	2012
Raw materials	$386,235	$351,705
Work in process	834,389	798,662
Finished goods	296,634	288,160
Less: Progress billings	(283,032)	(275,611)
Less: Excess and obsolete reserve	(78,453)	(76,253)
Inventories, net	$1,155,773	$1,086,663

9.	Equity Method Investments
We occasionally enter into joint venture arrangements with local country partners as our preferred means of entry into countries where barriers to entry may exist. Similar to our consolidated subsidiaries, these unconsolidated joint ventures generally operate within our primary businesses of designing, manufacturing, assembling and distributing fluid motion and control products and services. We have agreements with certain of these joint ventures that restrict us from otherwise entering the respective market and certain joint ventures produce and/or sell our products as part of their broader product offering. Net earnings from investments in unconsolidated joint ventures is reported in net earnings from affiliates in our condensed consolidated statements of income. Given the integrated role of the unconsolidated joint ventures in our business, net earnings from affiliates is presented as a component of operating income.
As discussed in Note 2, effective March 28, 2013, we and our joint venture partner agreed to exit our AIL joint venture, a manufacturer of integrated industrial valves in India. Prior to these transactions, our 50% interest was recorded using the equity method of accounting. As of March 31, 2013, we had investments in seven joint ventures (one located in each of India, Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in China) that were accounted for using the equity method.

10.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2013	2012
Net earnings of Flowserve Corporation	$97,789	$93,125
Dividends on restricted shares not expected to vest	3	4
Earnings attributable to common and participating shareholders	$97,792	$93,129
Weighted average shares:
Common stock	47,903	54,203
Participating securities	253	267
Denominator for basic earnings per common share	48,156	54,470
Effect of potentially dilutive securities	387	561
Denominator for diluted earnings per common share	48,543	55,031
Earnings per common share:
Basic	$2.03	$1.71
Diluted	2.01	1.69
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For the three months ended both March 31, 2013 and 2012, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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
United Nations Oil-for-Food Program
In mid-2006, French authorities began an investigation of over 170 French companies, of which one of our French subsidiaries was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil-for-Food Program. As previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary filed a formal response with the French Court. In July 2012, the French Court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment. While the French Court ruling is currently proceeding through a formal review process, we currently do not expect to incur additional case resolution costs of a material amount in this matter. However, if the French authorities take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse financial impact on our company.
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
Although none of the aforementioned potential liabilities can be quantified with certainty, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate and update the reserves as necessary and appropriate.

12.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2013 and 2012 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2013	2012	2013	2012	2013	2012
Service cost	$6.1	$5.2	$1.7	$1.1	$—	$—
Interest cost	3.8	4.2	3.4	3.4	0.3	0.3
Expected return on plan assets	(5.1)	(5.4)	(2.4)	(2.1)	—	—
Amortization of prior service benefit	—	(0.3)	—	—	—	—
Amortization of unrecognized net loss (gain)	3.5	3.1	1.7	1.0	(0.3)	(0.5)
Net periodic cost (benefit) recognized	$8.3	$6.8	$4.4	$3.4	$—	$(0.2)
After consideration of our intent to maintain fully funded status, we currently anticipate our contribution to our U.S. pension plan in 2013 will be approximately $20 million, excluding direct benefits paid. See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2012 Annual Report.

13.	Shareholders’ Equity
Dividends – On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.36 per share to $0.42 per share payable on April 12, 2013. Generally, our dividend date-of-record is in the last month of the quarter and the dividend is paid the following month.
Share Repurchase Program – On February 19, 2013, our Board of Directors approved a $750 million share repurchase authorization, which included approximately $193 million of remaining capacity under the prior $1.0 billion share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 992,368 shares of our outstanding common stock for $155.6 million, and 185,000 shares for $22.0 million, during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we have $687.2 million of remaining authorized capacity under our current share repurchase program.

14.	Income Taxes
For the three months ended March 31, 2013, we earned $147.6 million before taxes and provided for income taxes of $48.7 million, resulting in an effective tax rate of 33.0%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2013 primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our equity investment in the AIL joint venture discussed in Note 2.
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
As of March 31, 2013, the amount of unrecognized tax benefits decreased by $0.5 million from December 31, 2012. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2010, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2006. We are currently under examination for various years in Belgium, Canada, China, India, Italy, Singapore, South Africa, the U.S. and Venezuela.
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

15.	Segment Information
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

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

				Subtotal–	Eliminations
Three Months Ended March 31, 2013				Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$523,775	$190,946	$381,875	$1,096,596	$—	$1,096,596
Intersegment sales	15,916	20,354	2,154	38,424	(38,424)	—
Segment operating income	84,603	21,354	87,169	193,126	(22,647)	170,479

				Subtotal–	Eliminations
Three Months Ended March 31, 2012				Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$519,842	$193,382	$361,756	$1,074,980	$—	$1,074,980
Intersegment sales	14,966	19,804	2,135	36,905	(36,905)	—
Segment operating income	92,177	17,351	55,693	165,221	(22,698)	142,523

16.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013:

(Amounts in thousands)	Foreign currency translation items	Pension and other postretirement effects	Cash flow hedging activity(2)	Total(1)

Balance - January 1, 2013	$(61,083)	(161,757)	$(254)	$(223,094)
Other comprehensive (loss) income before reclassifications, net of taxes	(38,878)	3,480	(29)	(35,427)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	1,217	3,252	270	4,739
Net current-period other comprehensive (loss) income, net of taxes	(37,661)	6,732	241	(30,688)
Balance - March 31, 2013	$(98,744)	(155,025)	$(13)	$(253,782)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million and $1.4 million at January 1, 2013 and March 31, 2013, respectively. Amounts in parentheses indicate debits.

(2)
Other comprehensive loss before reclassifications, net of taxes was $(559,000) and amounts reclassified from accumulated other comprehensive loss, net of taxes was $167,000 at March 31, 2012 for cash flow hedging activity.

The following table presents the reclassifications out of accumulated other comprehensive loss for the period ended March 31, 2013:

(Amounts in thousands)	Amount reclassified from accumulated other comprehensive loss (1)	Affected line item in the statement of income
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	$(1,217)	Net earnings from affiliates
	—	Tax (expense) or benefit
	$(1,217)	Net of tax

Cash flow hedging activity
Interest rate swaps	$(432)	Interest expense
	162	Tax benefit
	$(270)	Net of tax

Pension and other postretirement effects
Amortization of actuarial losses	$(4,801)	(2)
Amortization of prior service costs	—	(2)
	(4,801)	Total before tax
	1,549	Tax benefit
	$(3,252)	Net of tax
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
At March 31, 2013, we expect to recognize losses of $0.9 million, net of deferred taxes, into earnings in the next twelve months related to interest rate swap agreements based on their fair values at March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2012 Annual Report.
EXECUTIVE OVERVIEW
Our Company
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
During the first quarter of 2013, we experienced decreased bookings as a result of a competitive economic environment with continued global macroeconomic uncertainty. The oil and gas, chemical and general industry aftermarket segments experienced continued growth, however the markets produced only a limited number of large original equipment capital projects in the quarter. The power market remained difficult with the exception of Asia Pacific, while the water market showed gradual strengthening. From a geographical standpoint, we saw strengthening in North America and Latin America while Europe remained challenged due to continued economic uncertainties.
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
RESULTS OF OPERATIONS — Three months ended March 31, 2013 and 2012
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.

As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FCD sold its equity interest in the AIL joint venture and acquired AIL's plug valve manufacturing business in an asset purchase for cash, effective March 28, 2013. No pro forma information has been provided for the acquisition due to immateriality.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Bookings	$1,190.0	$1,245.0
Sales	1,096.6	1,075.0

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2013 decreased by $55.0 million, or 4.4%, as compared with the same period in 2012. The decrease included negative currency effects of approximately $12 million. The decrease was primarily driven by the oil and gas industry in EPD and IPD, partially offset by an increase in the oil and gas industry in FCD and the general industries in EPD and FCD. The decrease was also driven by decreased original equipment bookings in EPD and IPD, partially offset by increased original equipment bookings in FCD. There were no large orders booked for the three months ended March 31, 2013, however we continued to experience increased levels of front end engineering design ("FEED") and pre-FEED activity on projects that are expected to be released into the market in the second half of 2013.
Sales for the three months ended March 31, 2013 increased by $21.6 million, or 2.0%, as compared with the same period in 2012. The increase included negative currency effects of approximately $10 million. The increase was primarily due to increased aftermarket sales in FCD and overall customer sales into North America and Africa. Net sales to international customers, including export sales from the U.S., were approximately 69% and 70% of total sales for the three months ended March 31, 2013 and 2012, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,703.6 million at March 31, 2013 increased by $54.7 million, or 2.1%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $45 million. Approximately 24% of the backlog at March 31, 2013 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2013	2012
Gross profit	$373.3	$359.2
Gross profit margin	34.0%	33.4%

Gross profit for the three months ended March 31, 2013 increased by $14.1 million, or 3.9%, as compared with the same period in 2012. Gross profit margin for the three months ended March 31, 2013 of 34.0% increased from 33.4% for the same period in 2012. The increase was primarily attributed to our execution of operational improvements and disciplined selectivity of customer bookings. Aftermarket sales increased to approximately 42% of total sales, as compared with approximately 41% of total sales for the same period in 2012. Aftermarket sales generally carry a higher margin compared to original equipment sales.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2013	2012
SG&A	$234.5	$221.9
SG&A as a percentage of sales	21.4%	20.6%

SG&A for the three months ended March 31, 2013 increased by $12.6 million, or 5.7%, as compared with the same period in 2012. Currency effects yielded a decrease of approximately $2 million. SG&A as a percentage of sales for the three months ended March 31, 2013 increased 80 basis points as compared with the same period in 2012 due primarily to a $10.4 million gain from the sale of our manufacturing facility in Brazil in 2012 that did not recur in 2013 and $1.7 million of transaction costs associated with the acquisition of AIL's plug valve manufacturing business, which is discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net earnings from affiliates	$31.7	$5.2

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 28, 2013, we sold our 50% interest in our AIL joint venture and acquired AIL's plug valve manufacturing business in India, which resulted in a total pre-tax gain of $28.3 million recorded in net earnings from affiliates. Net earnings from affiliates for the three months ended March 31, 2013 increased $26.5 million, or 509.6%, as compared with the same period in 2012, primarily due to the gains from our transactions concerning the AIL joint venture.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2013	2012
Operating income	$170.5	$142.5
Operating income as a percentage of sales	15.5%	13.3%

Operating income for the three months ended March 31, 2013 increased by $28.0 million, or 19.6%, as compared with the same period in 2012. The increase included negative currency effects of approximately $4 million. The increase was primarily a result of the $28.3 million in gains from our transactions concerning the AIL joint venture discussed above and the $14.1 million increase in gross profit, partially offset by the $10.4 million gain from the sale of our manufacturing facility in Brazil recorded in SG&A in 2012 that did not recur in 2013.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Interest expense	$(12.1)	$(8.8)
Interest income	0.3	0.3

Interest expense for the three months ended March 31, 2013 increased by $3.3 million as compared with the same periods in 2012. The increase was primarily attributable to interest expense associated with our Senior Notes, which were issued in the third quarter of 2012. Approximately 63% of our Term Loan Facility was at fixed rates at March 31, 2013, including the effects of $245.0 million of notional interest rate swaps.
Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Other expense, net	$(11.0)	$(4.9)

Other expense, net for the three months ended March 31, 2013 increased $6.1 million to $11.0 million as compared with the same period in 2012, primarily driven by a $4.0 million loss due to the Venezuelan currency devaluation and a $1.9 million increase in losses on foreign exchange contracts. The foreign exchange contract losses reflect the weakening of the Euro versus the U.S. dollar during the three months ended March 31, 2013, as compared with a strengthening during the same period in 2012.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2013	2012
Provision for income taxes	$48.7	$35.5
Effective tax rate	33.0%	27.5%

Our effective tax rate of 33.0% for the three months ended March 31, 2013 increased from 27.5% for the same period in 2012. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2013 primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our investment in the AIL joint venture.
Other Comprehensive (Loss) Income

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Other comprehensive (loss) income	$(30.7)	$34.8

Other comprehensive (loss) income for the three months ended March 31, 2013 decreased $65.5 million to loss of $30.7 million as compared with the same period in 2012. The decrease was primarily due to the weakening of the Euro versus the U.S. dollar during the three months ended March 31, 2013, as compared with a strengthening of the Euro during the same period in 2012.
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
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 41 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, four in Asia and five in Latin America, and it has 128 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2013	2012
Bookings	$585.1	$670.7
Sales	539.7	534.8
Gross profit	188.2	183.4
Gross profit margin	34.9%	34.3%
Segment operating income	84.6	92.2
Segment operating income as a percentage of sales	15.7%	17.2%

Bookings for the three months ended March 31, 2013 decreased by $85.6 million, or 12.8%, as compared with the same period in 2012. The decrease included negative currency impacts of approximately $9 million. The decrease in customer bookings was primarily driven by the oil and gas, chemical and power generation industries, partially offset by the general industries. Decreased customer bookings of $46.3 million into Europe, $44.9 million into Asia Pacific and $17.5 million into the Middle East were partially offset by an increase of $13.6 million into Latin America and $11.6 million into North America. The decrease was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $1.5 million.

Sales for the three months ended March 31, 2013 increased $4.9 million, or 0.9%, as compared with the same period in 2012. The increase included negative currency effects of approximately $7 million. The increase was primarily driven by increased aftermarket sales, resulting from increased sales of $10.3 million into Africa, $7.3 million into Latin America and $7.1 million into North America, partially offset by decreased sales of $11.7 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained consistent with the same period in 2012.
Gross profit for the three months ended March 31, 2013 increased by $4.8 million, or 2.6%, as compared with the same period in 2012. Gross profit margin for the three months ended March 31, 2013 of 34.9% increased from 34.3% for the same period in 2012. The increase was primarily attributed to the effects of lower costs associated with our execution of operational improvements and to a lesser extent, fewer lower margin projects that shipped from backlog, as compared with the same period in 2012.
Operating income for the three months ended March 31, 2013 decreased by $7.6 million, or 8.2%, as compared with the same period in 2012. The decrease included negative currency effects of less than $1 million. The decrease was due primarily to increased SG&A of $10.6 million. The increase in SG&A was primarily due to a $10.4 million gain from the sale of our manufacturing facility in Brazil in 2012 that did not recur in the same period in 2013.
Backlog of $1,432.6 million at March 31, 2013 increased by $32.3 million, or 2.3%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $22 million. Backlog at March 31, 2013 and December 31, 2012 included $16.3 million and $21.4 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2013	2012
Bookings	$207.5	$232.0
Sales	211.3	213.2
Gross profit	53.0	49.6
Gross profit margin	25.1%	23.3%
Segment operating income	21.4	17.4
Segment operating income as a percentage of sales	10.1%	8.2%

Bookings for the three months ended March 31, 2013 decreased by $24.5 million, or 10.6%, as compared with the same period in 2012. This decrease included negative currency effects of approximately $1 million. The decrease was primarily driven by decreased customer bookings in the oil and gas and general industries, partially offset by an increase in the chemical industry. Decreased bookings of $17.0 million into Latin America and $6.2 million into the Middle East were partially offset by an increase of $2.6 million into North America. The decrease was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.2 million.
Sales for the three months ended March 31, 2013 decreased by $1.9 million, or 0.9%, as compared with the same period in 2012. The decrease included negative currency effects of approximately $1 million. The decrease was primarily driven by decreased aftermarket sales. Decreased sales of $6.6 million into the Middle East and $6.3 million into Asia Pacific were partially offset by increased sales of $4.9 million into Latin America and $3.2 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $0.6 million.
Gross profit for the three months ended March 31, 2013 increased by $3.4 million, or 6.9%, as compared with the same period in 2012. Gross profit margin for the three months ended March 31, 2013 of 25.1% increased from 23.3% for the same period in 2012. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements.
Operating income for the three months ended March 31, 2013 increased by $4.0 million, or 23.0%, as compared with the same period in 2012. The increase included negative currency effects of less than $1 million. The increase was primarily due to the $3.4 million increase in gross profit discussed above.

Backlog of $568.3 million at March 31, 2013 decreased by $24.7 million, or 4.2%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $12 million. Backlog at March 31, 2013 and December 31, 2012 included $36.7 million and $40.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 59 manufacturing facilities and QRCs in 25 countries around the world, with five of its 26 manufacturing operations located in the U.S. and 13 located in Europe. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2013	2012
Bookings	$430.6	$380.1
Sales	384.0	363.9
Gross profit	133.9	127.2
Gross profit margin	34.9%	35.0%
Segment operating income	87.2	55.7
Segment operating income as a percentage of sales	22.7%	15.3%

Bookings for the three months ended March 31, 2013 increased $50.5 million, or 13.3%, as compared with the same period in 2012. The increase included negative currency impacts of approximately $2 million. The increase in customer bookings was primarily attributable to original equipment bookings in the oil and gas and general industries, partially offset by a decrease in the power generation industry. Customer bookings increased $17.7 million into North America and $17.3 million into Latin America.
Sales for the three months ended March 31, 2013 increased $20.1 million, or 5.5%, as compared with the same period in 2012. The increase included negative currency effects of approximately $2 million. The increase was primarily driven by aftermarket sales and was primarily attributable to growth in the oil and gas industry. Increased sales of $19.5 million into the Middle East and $5.3 million into Asia Pacific were partially offset by decreases of $9.4 million into Latin America.
Gross profit for the three months ended March 31, 2013 increased $6.7 million or 5.3%, as compared with the same period in 2012. Gross profit margin for the three months ended March 31, 2013 of 34.9% decreased from 35.0% for the same period in 2012. The decrease was attributable to a shift in product line mix, partially offset by a favorable sales mix between original equipment and aftermarket.
Operating income for the three months ended March 31, 2013 increased by $31.5 million, or 56.6%, as compared with the same period in 2012. The increase included negative currency effects of approximately $3 million. The increase was primarily attributable to the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, and $6.7 million improved gross profit, partially offset by a $3.4 million increase in SG&A, which included $1.7 million of transaction costs associated with the acquisition of AIL's plug valve manufacturing business.
Backlog of $759.8 million at March 31, 2013 increased by $35.9 million, or 5.0%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $11 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net cash flows used by operating activities	$(108.1)	$(107.9)
Net cash flows provided (used) by investing activities	2.1	(26.5)
Net cash flows used by financing activities	(25.4)	(34.6)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2013 was $169.4 million, as compared with $304.3 million at December 31, 2012.
Our cash balance decreased by $134.8 million to $169.4 million as of March 31, 2013 as compared with December 31, 2012. The cash used in the first three months of 2013 included $155.6 million of share repurchases, $34.3 million in capital expenditures and $17.5 million in dividend payments, partially offset by $150.0 million in proceeds from our Revolving Credit Facility.
For the three months ended March 31, 2013, our cash used by operating activities was $108.1 million as compared with $107.9 million for the same period in 2012, to support our short-term and cyclical working capital needs. Working capital increased for the three months ended March 31, 2013, due primarily to higher inventory of $83.5 million and lower accounts payable of $103.9 million, partially offset by lower accounts receivable of $40.2 million. Working capital increased for the three months ended March 31, 2012, due primarily to higher inventory of $112.5 million and lower accounts payable of $108.6 million, partially offset by lower accounts receivable of $37.7 million.
Decreases in accounts receivable provided $40.2 million of cash flow for the three months ended March 31, 2013 as compared with $37.7 million for the same period in 2012. As of March 31, 2013, our days’ sales outstanding ("DSO") was 87 days as compared with 88 days as of March 31, 2012. For reference purposes based on 2013 sales, an improvement of one day could provide approximately $12 million in cash flow. Increases in inventory used $83.5 million of cash flow for the three months ended March 31, 2013 as compared with $112.5 million for the same period in 2012. Inventory turns were 2.5 times as of both March 31, 2013 and March 31, 2012. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2013 data, an improvement of one-tenth of a turn could yield approximately $33 million in cash flow. Decreases in accounts payable used $103.9 million of cash flow for the three months ended March 31, 2013 as compared with $108.6 million for the same period in 2012.
Cash flows provided by investing activities during the three months ended March 31, 2013 were $2.1 million as compared with a use of $26.5 million for the same period in 2012. Capital expenditures during the three months ended March 31, 2013 were $34.3 million, an increase of $5.6 million as compared with the same period in 2012. In 2013, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities, and total capital expenditures are expected to be between $120 million and $130 million, before consideration of any acquisition activity. As discussed in Note 2 to this Quarterly Report, during the first quarter of 2013, we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash and acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase for cash of $10.1 million.
Cash flows used by financing activities during the three months ended March 31, 2013 were $25.4 million as compared with $34.6 million for the same period in 2012. Cash outflows during the three months ended March 31, 2013 resulted primarily from the repurchase of $155.6 million of common shares, $17.5 million of dividend payments and $5.0 million for payments on long-term debt, partially offset by $150.0 million in proceeds from short-term financing. Cash outflows for the same period in 2012 resulted primarily from the payment of $17.4 million in dividends, $22.1 million for the repurchase of common shares and $6.3 million for payments on long-term debt.
Approximately 5% of our term loan is due to mature in 2013 and approximately 10% in 2014. As noted above, our Senior Credit Facility matures in August 2017. After the effects of $245.0 million of notional interest rate swaps, approximately 63% of our term loan was at fixed rates at March 31, 2013. As of March 31, 2013, we had a borrowing capacity of $557.4 million on our $850.0 million Revolving Credit Facility (including outstanding letters of credit), and we had net available capacity under the European LOC Facility of €61.4 million ($78.7 million). Our Revolving Credit Facility and our European LOC Facility are committed and are held by a diversified group of financial institutions.
During both the three months ended March 31, 2013 and 2012 we made no contributions to our U.S. pension plan. At December 31, 2012, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate our contribution to our qualified U.S. pension plan in 2013 will be approximately $20 million, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At March 31, 2013, $167.7 million of our total cash balance of $169.4 million was held by foreign subsidiaries, $90.3 million of which we consider permanently reinvested outside the U.S. Based on the expected liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $90.3 million could be repatriated without resulting in a material U.S. tax liability.
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
On May 31, 2012, we announced that our Board of Directors endorsed a capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle, versus then-current gross leverage ratio of 0.7x; and (ii) an expanded share repurchase program of $1.0 billion. The expanded share repurchase program includes amounts incremental to our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders, which we intend to maintain after attaining the announced target leverage ratio. On February 19, 2013, our Board of Directors approved a $750 million share repurchase authorization, which included approximately $193 million of remaining capacity under the previous $1.0 billion share repurchase authorization. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of the exit of our AIL joint venture in India.
Financing
Credit Facilities
A discussion of our Senior Credit Facility and our European LOC facility is included in Note 5 to our condensed consolidated financial statements included in this Quarterly Report.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.
See Note 10 to our consolidated financial statements included in our 2012 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of covenants related to our European LOC and Senior Credit Facilities. We complied with all covenants through March 31, 2013.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2012 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2013, include:

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

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2012 Annual Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission ("SEC") and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2013, after the effect of interest rate swaps, we had $145.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.78%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.4 million for the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, we had $245.0 million and $275.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(37.7) million and $35.1 million for the three months ended March 31, 2013 and 2012, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2013, we had a U.S. dollar equivalent of $695.1 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $608.9 million at December 31, 2012. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(10.7) million and $(4.8) million for the three months ended March 31, 2013 and 2012, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2013, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2013 would have impacted our net earnings by approximately $7.5 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party to the legal proceedings that are described in Note 11 to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2012 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in the risk factors discussed in our 2012 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2012 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2013, we repurchased a total of 992,368 shares of our common stock for $155.6 million (representing an average cost of $156.75 per share). As of March 31, 2013, we have $687.2 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	399,433		$151.52	399,433	$225.2
February 1 - 28	371,042	(1)	157.62	340,580	728.5	(2)
March 1 - 31	312,933	(3)	164.17	252,355	687.2
Total	1,083,408		$157.26	992,368
__________________________________

(1)	Includes 30,462 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $157.81.

(2)	Effective February 19, 2013, our Board of Directors increased our authorized share repurchase capacity to $750 million.

(3)
Includes 60,578 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $165.59, and includes 1,005 shares purchased at a price of $158.00 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 5.	Other Information.
Disclosure of Iranian Activities Under Section 13(r) of the Securities Exchange Act of 1934
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (TRA) added subsection (r) to Section 13 of the Exchange Act.  That subsection requires issuers to disclose whether affiliates engaged in specified activities or transactions relating to Iran. The reporting requirement extends to activities that were permissible under U.S. law at the time they occurred.  As previously reported, in 2007, Flowserve implemented a phased withdrawal from Iran, Syria and Sudan. During the phased withdrawal, Company policy permitted foreign subsidiaries to engage in certain limited business with those countries, including the provision of spare parts for previously supplied equipment so long as those shipments complied with U.S. and other applicable law. In 2010, Flowserve France S.A.S., a Flowserve affiliate, made one shipment of spare parts valued at approximately €25,843 to Kala Naft in Iran. The 2010 shipment complied with U.S. law at the time, as it did not involve U.S. persons and did not involve any U.S.-origin content. Pursuant to Company policy, the shipment was reviewed by internal compliance personnel in Europe at the time to ensure compliance with U.S. and other applicable law.

Effective December 31, 2011, our foreign subsidiaries were directed to complete their withdrawal from Iran, Syria, and Sudan. At that time, no payment had been received from Kala Naft for the 2010 shipment of spare parts.  In the course of a compliance review in the first quarter of 2013, the Company discovered that our foreign affiliate received a final payment of €10,000 on March 15, 2013 associated with the 2010 shipment. The Company requested specific authorization from the Office of Foreign Assets Controls  (“OFAC”) at the U.S. Department of the Treasury to process that payment, as it was received one week after the expiration of the OFAC general license described at 31 C.F.R. 560.555. Additionally, through a subsequent compliance review, the Company discovered that two earlier payments of approximately €5,000 and €8,845 were received on March 22, 2012 and October 3, 2012, respectively, in connection with the 2010 shipment. Receipt and processing of those earlier payments were permissible under U.S. and other applicable law at the time.  Net profit associated with the 2010 shipment was approximately €18,000.  Flowserve and all of the Company's affiliates have withdrawn from the Iranian market.  Flowserve does not intend or expect to continue any activity related to those countries other than foreign government-mandated inspections, which we plan to conclude as soon as possible.

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

FLOWSERVE CORPORATION

Date:	April 24, 2013	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2013	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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