Form 10-Q
period 2013-06-30
FLOWSERVE CORP
filed 2013-07-24
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 19, 2013, there were 140,611,927 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2013 and 2012 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2013 and 2012 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2013 and December 31, 2012 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2013 and 2012 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34
Item 4. Controls and Procedures.	34

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	34
Item 1A. Risk Factors.	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 6. Exhibits.	35
SIGNATURES	36
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2013	2012
Sales	$1,239,526	$1,182,225
Cost of sales	(817,950)	(797,623)
Gross profit	421,576	384,602
Selling, general and administrative expense	(240,200)	(223,892)
Net earnings from affiliates	2,145	4,086
Operating income	183,521	164,796
Interest expense	(13,125)	(8,922)
Interest income	277	237
Other income (expense), net	616	(8,046)
Earnings before income taxes	171,289	148,065
Provision for income taxes	(50,395)	(39,580)
Net earnings, including noncontrolling interests	120,894	108,485
Less: Net earnings attributable to noncontrolling interests	(508)	(1,169)
Net earnings attributable to Flowserve Corporation	$120,386	$107,316
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.85	$0.66
Diluted	0.84	0.66
Cash dividends declared per share	$0.14	$0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2013	2012
Net earnings, including noncontrolling interests	$120,894	$108,485
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $17,811 and $35,520, respectively	(29,425)	(58,699)
Pension and other postretirement effects, net of taxes of $(1,456) and $(1,278), respectively	2,895	2,501
Cash flow hedging activity, net of taxes of $(151) and $(78), respectively	234	88
Other comprehensive loss	(26,296)	(56,110)
Comprehensive income, including noncontrolling interests	94,598	52,375
Comprehensive income attributable to noncontrolling interests	(349)	(1,022)
Comprehensive income attributable to Flowserve Corporation	$94,249	$51,353

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2013	2012
Sales	$2,336,122	$2,257,205
Cost of sales	(1,541,238)	(1,513,420)
Gross profit	794,884	743,785
Selling, general and administrative expense	(474,708)	(445,781)
Net earnings from affiliates (Note 2)	33,824	9,315
Operating income	354,000	307,319
Interest expense	(25,216)	(17,731)
Interest income	551	519
Other expense, net	(10,412)	(12,985)
Earnings before income taxes	318,923	277,122
Provision for income taxes	(99,128)	(75,095)
Net earnings, including noncontrolling interests	219,795	202,027
Less: Net earnings attributable to noncontrolling interests	(1,619)	(1,586)
Net earnings attributable to Flowserve Corporation	$218,176	$200,441
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.52	$1.23
Diluted	1.51	1.22
Cash dividends declared per share	$0.28	$0.24

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2013	2012
Net earnings, including noncontrolling interests	$219,795	$202,027
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $40,607 and $14,256, respectively	(67,086)	(23,559)
Pension and other postretirement effects, net of taxes of $(3,053) and $(1,662), respectively	9,627	2,546
Cash flow hedging activity, net of taxes of $(325) and $159, respectively	475	(304)
Other comprehensive loss	(56,984)	(21,317)
Comprehensive income, including noncontrolling interests	162,811	180,710
Comprehensive income attributable to noncontrolling interests	(1,693)	(1,474)
Comprehensive income attributable to Flowserve Corporation	$161,118	$179,236

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$104,712	$304,252
Accounts receivable, net of allowance for doubtful accounts of $24,796 and $21,491, respectively	1,080,240	1,103,724
Inventories, net	1,184,242	1,086,663
Deferred taxes	148,273	151,093
Prepaid expenses and other	94,399	94,484
Total current assets	2,611,866	2,740,216
Property, plant and equipment, net of accumulated depreciation of $806,862 and $784,864, respectively	660,119	654,179
Goodwill	1,045,958	1,053,852
Deferred taxes	25,385	26,706
Other intangible assets, net	144,165	150,075
Other assets, net	150,650	185,930
Total assets	$4,638,143	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$526,116	$616,900
Accrued liabilities	805,929	906,593
Debt due within one year	277,873	59,478
Deferred taxes	10,172	7,654
Total current liabilities	1,620,090	1,590,625
Long-term debt due after one year	849,211	869,116
Retirement obligations and other liabilities	446,893	456,742
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	455,984	467,856
Retained earnings	2,757,262	2,579,308
Treasury shares, at cost – 37,300 and 32,389 shares, respectively	(1,447,399)	(1,164,496)
Deferred compensation obligation	10,663	10,870
Accumulated other comprehensive loss	(281,369)	(224,310)
Total Flowserve Corporation shareholders’ equity	1,716,132	1,890,219
Noncontrolling interest	5,817	4,256
Total equity	1,721,949	1,894,475
Total liabilities and equity	$4,638,143	$4,810,958

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2013	2012
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$219,795	$202,027
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation	43,769	44,340
Amortization of intangible and other assets	7,854	10,172
Net gain (loss) on disposition of assets	347	(10,549)
Gain on sale of equity investment in affiliate	(12,995)	—
Gain on remeasurement of acquired assets	(15,315)	—
Excess tax benefits from stock-based compensation arrangements	(8,399)	(10,946)
Stock-based compensation	16,285	15,425
Net earnings from affiliates, net of dividends received	(2,748)	(4,723)
Change in assets and liabilities:
Accounts receivable, net	5,892	(13,317)
Inventories, net	(120,671)	(155,739)
Prepaid expenses and other	(9,991)	(16,617)
Other assets, net	(2,032)	(7,219)
Accounts payable	(94,326)	(46,763)
Accrued liabilities and income taxes payable	(69,784)	49,908
Retirement obligations and other liabilities	7,848	5,140
Net deferred taxes	1,645	(764)
Net cash flows (used) provided by operating activities	(32,826)	60,375
Cash flows – Investing activities:
Capital expenditures	(61,159)	(56,885)
Proceeds from disposal of assets	336	7,902
Payments for acquisitions, net of cash acquired	(10,143)	(3,996)
Proceeds from (contributions to) equity investments in affiliates	46,240	(1,620)
Net cash flows used by investing activities	(24,726)	(54,599)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	8,399	10,946
Payments on long-term debt	(10,000)	(12,500)
Short-term financing, net	209,000	300,000
Borrowings under other financing arrangements, net	629	4,826
Repurchases of common shares	(306,317)	(432,898)
Payments of dividends	(37,621)	(37,082)
Other	(73)	(460)
Net cash flows used by financing activities	(135,983)	(167,168)
Effect of exchange rate changes on cash	(6,005)	(751)
Net change in cash and cash equivalents	(199,540)	(162,143)
Cash and cash equivalents at beginning of period	304,252	337,356
Cash and cash equivalents at end of period	$104,712	$175,213

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report").
On May 23, 2013, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 120.0 million to 305.0 million and enable a three-for-one stock split approved by the Board of Directors on February 7, 2013 in the form of a 200% common stock dividend. The record date for the stock split was June 7, 2013, and additional shares were distributed on June 21, 2013. Shareholders' equity and all share data, including treasury shares and stock-based compensation award shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the increase in authorized shares and the stock split, as appropriate.
Venezuela – As previously disclosed in our 2012 Annual Report, effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the United States ("U.S.") dollar. Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales for the three and six months ended June 30, 2013 and total assets at June 30, 2013 represented less than 1% of consolidated sales and total assets for the same periods.
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
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2013, are detailed in Note 1 to our consolidated financial statements included in our 2012 Annual Report.
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
In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which specifies that a cumulative translation adjustment should be released into earning when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. We early adopted this ASU effective January 1, 2013 and it did not have a material impact on our consolidated financial condition and results of operations.
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
In April 2013, the FASB issued ASU No. 2013-07, "Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting," which requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). ASU No. 2013-07 is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The ASU shall be applied prospectively from the day that liquidation becomes imminent. Our adoption of ASU No. 2013-07 will not have an impact on our consolidated financial condition and results of operations.

2.	Exit of Joint Venture
Effective March 28, 2013, we and our joint venture partner agreed to exit our joint venture, Audco India, Limited (“AIL”), which manufactures integrated industrial valves in India. To effect the exit, in two separate transactions, Flow Control Division ("FCD") acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase for cash of $10.1 million and sold its 50% equity interest in AIL to the joint venture partner for $46.2 million in cash. We remeasured to fair value our previously held equity interest in the purchased net assets of the plug valve manufacturing business resulting in net assets acquired of approximately $25 million and a pre-tax gain of $15.3 million. The sale of our equity interest in AIL resulted in a pre-tax gain of $13.0 million. In the first quarter of 2013, both of the above gains were recorded in net earnings from affiliates in the condensed consolidated statements of income. No pro forma information has been provided due to immateriality. Prior to these transactions, our 50% interest in AIL was recorded using the equity method of accounting.

3.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 5,615,934 were available for issuance as of June 30, 2013. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the "2004 Plan"), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 10,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 10,500,000 shares of common stock authorized under the 2004 Plan, 827,835 were available for issuance as of June 30, 2013. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $45.5 million and $30.4 million at June 30, 2013 and December 31, 2012, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2013 and 2012 was $1.6 million and $1.2 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2013 and 2012 was $34.8 million and $36.2 million, respectively.
We recorded stock-based compensation expense of $5.4 million ($8.2 million pre-tax) and $5.1 million ($7.6 million pre-tax) for the three months ended June 30, 2013 and 2012, respectively. We recorded stock-based compensation expense of $10.7 million ($16.3 million pre-tax) and $10.2 million ($15.4 million pre-tax) for the six months ended June 30, 2013 and 2012, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2013
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2013	2,376,300	$37.70
Granted	689,793	52.27
Vested	(1,016,894)	34.22
Cancelled	(121,886)	43.58
Outstanding - June 30, 2013	1,927,313	$44.37
Unvested Restricted Shares outstanding as of June 30, 2013, includes approximately 914,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2010 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,825,000 shares based on performance targets. As of June 30, 2013, we estimate vesting of approximately 1,156,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2012 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected to apply hedge accounting to our forward exchange contracts. At June 30, 2013 and December 31, 2012, we had $577.0 million and $608.9 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At June 30, 2013, the length of forward exchange contracts currently in place ranged from one day to 23 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2013 and December 31, 2012, we had $225.0 million and $275.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At June 30, 2013, the maximum remaining length of any interest rate swap contract in place was approximately 24 months.
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
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2013	2012
Current derivative assets	$5,228	$6,104
Noncurrent derivative assets	1	104
Current derivative liabilities	7,184	7,814
Noncurrent derivative liabilities	31	12
The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2013	2012
Noncurrent derivative assets	$18	$—
Current derivative liabilities	905	1,417
Noncurrent derivative liabilities	28	316
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Loss recognized in income	$(4,534)	$(4,522)	$(7,531)	$(5,641)
Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts are classified as other expense, net.
The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized in Note 16.

5.	Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2013	2012
3.50% Senior Notes due September 15, 2022 (net of unamortized discount)	$498,206	$498,124
Term Loan Facility, interest rate of 1.78% at June 30, 2013 and 1.81% at December 31, 2012, respectively	385,000	395,000
Revolving Credit Facility, interest rate of 1.94% at June 30, 2013	209,000	—
Capital lease obligations and other borrowings	34,878	35,470
Debt and capital lease obligations	1,127,084	928,594
Less amounts due within one year	277,873	59,478
Total debt due after one year	$849,211	$869,116

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

Senior Credit Facility
On August 20, 2012, we entered into a credit agreement with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the “Lenders”), providing for term debt and a revolving credit facility. The credit agreement provides for an aggregate commitment of $1.25 billion, including a $400.0 million term loan facility with a maturity date of August 20, 2017 (“Term Loan Facility”) and an $850.0 million revolving credit facility with a maturity date of August 20, 2017 (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). As of June 30, 2013 we had $209.0 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $300.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans. We had outstanding letters of credit of $141.8 million and $152.2 million at June 30, 2013 and December 31, 2012, respectively, which when included with the outstanding Revolving Credit Facility, reduced our borrowing capacity to $499.2 million and $697.8 million, respectively. Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $250.0 million. Our obligations under the Senior Credit Facility are guaranteed by certain of our domestic subsidiaries. The Lenders have agreed to release such guarantees if we achieve certain credit ratings. We had not achieved these ratings as of June 30, 2013. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at June 30, 2013.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.225% (per annum) during the period ended June 30, 2013. During the six months ended June 30, 2013, we made scheduled repayments of $10.0 million under our Term Loan Facility. We have scheduled repayments of $5.0 million due in the next quarter, $10.0 million in the fourth quarter of 2013 and $10.0 million in each of the first and second quarters of 2014 under our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $225.0 million of notional amount of interest rate swaps at June 30, 2013 to hedge exposure to floating interest rates.

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

European Letter of Credit Facility
We maintain a 364-day unsecured, committed €125.0 million European Letter of Credit Facility ("European LOC Facility") that is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the European LOC Facility in October 2012 for an additional 364-day period and amended certain provisions to conform to those in our Senior Credit Facility and Senior Notes. We had outstanding letters of credit drawn on the European LOC Facility of €83.0 million ($108.0 million) and €63.1 million ($83.3 million) as of June 30, 2013 and December 31, 2012, respectively.

6.	Supplemental Guarantor Financial Information
On September 11, 2012, we completed a public offering of Senior Notes that are fully and unconditionally and jointly and severally guaranteed by certain of our 100% owned domestic subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Flowserve Corporation (referred to as “Parent” for the purpose of this note only) on a Parent−only (Issuer) basis, the combined guarantor subsidiaries on a guarantor−only basis, the combined non-guarantor subsidiaries on a non-guarantor-only basis and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a condensed consolidated basis. Investments in subsidiaries have been accounted for using the equity method for this presentation.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$492,643	$842,124	$(95,241)	$1,239,526
Cost of sales	—	(321,255)	(591,936)	95,241	(817,950)
Gross profit	—	171,388	250,188	—	421,576
Selling, general and administrative expense	(1,724)	(69,928)	(168,548)	—	(240,200)
Net earnings from affiliates	—	176	1,969	—	2,145
Net earnings from consolidated subsidiaries, net of tax	126,771	65,156	—	(191,927)	—
Operating income	125,047	166,792	83,609	(191,927)	183,521
Interest expense, net	(7,233)	(2,981)	(2,634)	—	(12,848)
Other (expense) income, net	—	(1,708)	2,324	—	616
Earnings before income taxes	117,814	162,103	83,299	(191,927)	171,289
Provision for income taxes	2,572	(35,332)	(17,635)	—	(50,395)
Net earnings, including noncontrolling interests	120,386	126,771	65,664	(191,927)	120,894
Less: Net earnings attributable to noncontrolling interests	—	—	(508)	—	(508)
Net earnings attributable to Flowserve Corporation	$120,386	$126,771	$65,156	$(191,927)	$120,386
Comprehensive income attributable to Flowserve Corporation	$94,249	$95,295	$31,795	$(127,090)	$94,249

	Three Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$457,165	$815,552	$(90,492)	$1,182,225
Cost of sales	—	(303,806)	(584,309)	90,492	(797,623)
Gross profit	—	153,359	231,243	—	384,602
Selling, general and administrative expense	(1,861)	(95,145)	(126,886)	—	(223,892)
Net earnings from affiliates	—	635	3,451	—	4,086
Net earnings from consolidated subsidiaries, net of tax	109,167	74,995	—	(184,162)	—
Operating income	107,306	133,844	107,808	(184,162)	164,796
Interest expense, net	(747)	(4,919)	(3,019)	—	(8,685)
Other income (expense), net	—	1,185	(9,231)	—	(8,046)
Earnings before income taxes	106,559	130,110	95,558	(184,162)	148,065
Provision for income taxes	757	(20,943)	(19,394)	—	(39,580)
Net earnings, including noncontrolling interests	107,316	109,167	76,164	(184,162)	108,485
Less: Net earnings attributable to noncontrolling interests	—	—	(1,169)	—	(1,169)
Net earnings attributable to Flowserve Corporation	$107,316	$109,167	$74,995	$(184,162)	$107,316
Comprehensive income attributable to Flowserve Corporation	$51,353	$53,115	$17,933	$(71,048)	$51,353

	Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$940,221	$1,573,510	$(177,609)	$2,336,122
Cost of sales	—	(610,220)	(1,108,627)	177,609	(1,541,238)
Gross profit	—	330,001	464,883	—	794,884
Selling, general and administrative expense	(2,063)	(162,716)	(309,929)	—	(474,708)
Net earnings from affiliates	—	400	33,424	—	33,824
Net earnings from consolidated subsidiaries, net of tax	229,328	125,433	—	(354,761)	—
Operating income	227,265	293,118	188,378	(354,761)	354,000
Interest expense, net	(13,733)	(5,760)	(5,172)	—	(24,665)
Other expense, net	—	(3,382)	(7,030)	—	(10,412)
Earnings before income taxes	213,532	283,976	176,176	(354,761)	318,923
Provision for income taxes	4,644	(54,648)	(49,124)	—	(99,128)
Net earnings, including noncontrolling interests	218,176	229,328	127,052	(354,761)	219,795
Less: Net earnings attributable to noncontrolling interests	—	—	(1,619)	—	(1,619)
Net earnings attributable to Flowserve Corporation	$218,176	$229,328	$125,433	$(354,761)	$218,176
Comprehensive income attributable to Flowserve Corporation	$161,118	$264,467	$159,285	$(423,752)	$161,118

	Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$892,911	$1,535,573	$(171,279)	$2,257,205
Cost of sales	—	(589,956)	(1,094,743)	171,279	(1,513,420)
Gross profit	—	302,955	440,830	—	743,785
Selling, general and administrative expense	(2,981)	(195,374)	(247,426)	—	(445,781)
Net earnings from affiliates	—	1,955	7,360	—	9,315
Net earnings from consolidated subsidiaries, net of tax	203,517	134,605	—	(338,122)	—
Operating income	200,536	244,141	200,764	(338,122)	307,319
Interest expense, net	(1,348)	(9,377)	(6,487)	—	(17,212)
Other income (expense), net	—	1,849	(14,834)	—	(12,985)
Earnings before income taxes	199,188	236,613	179,443	(338,122)	277,122
Provision for income taxes	1,253	(33,096)	(43,252)	—	(75,095)
Net earnings, including noncontrolling interests	200,441	203,517	136,191	(338,122)	202,027
Less: Net earnings attributable to noncontrolling interests	—	—	(1,586)	—	(1,586)
Net earnings attributable to Flowserve Corporation	$200,441	$203,517	$134,605	$(338,122)	$200,441
Comprehensive income attributable to Flowserve Corporation	$179,236	$182,603	$111,396	$(293,999)	$179,236

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,288	$—	$103,424	$—	$104,712
Accounts receivable, net	—	248,729	831,511	—	1,080,240
Intercompany receivables	4,470	138,187	59,889	(202,546)	—
Inventories, net	—	405,845	778,397	—	1,184,242
Other current assets, net	1,760	124,828	116,084	—	242,672
Total current assets	7,518	917,589	1,889,305	(202,546)	2,611,866
Property, plant and equipment, net	—	202,243	457,876	—	660,119
Goodwill	—	671,858	374,100	—	1,045,958
Intercompany receivables	462,500	9,467	105,741	(577,708)	—
Investment in consolidated subsidiaries	2,344,971	1,603,367	—	(3,948,338)	—
Other assets, net	13,342	174,782	132,076	—	320,200
Total assets	$2,828,331	$3,579,306	$2,959,098	$(4,728,592)	$4,638,143

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$144,827	$381,289	$—	$526,116
Intercompany payables	57	64,302	138,187	(202,546)	—
Accrued liabilities	11,740	246,224	547,965	—	805,929
Debt due within one year	244,000	15	33,858	—	277,873
Deferred taxes	—	—	10,172	—	10,172
Total current liabilities	255,797	455,368	1,111,471	(202,546)	1,620,090
Long-term debt due after one year	848,206	—	1,005	—	849,211
Intercompany payables	1,144	567,097	9,467	(577,708)	—
Retirement obligations and other liabilities	7,052	211,870	227,971		446,893
Total liabilities	1,112,199	1,234,335	1,349,914	(780,254)	2,916,194
Total Flowserve Corporation shareholders’ equity	1,716,132	2,344,971	1,603,367	(3,948,338)	1,716,132
Noncontrolling interest	—	—	5,817	—	5,817
Total equity	1,716,132	2,344,971	1,609,184	(3,948,338)	1,721,949
Total liabilities and equity	$2,828,331	$3,579,306	$2,959,098	$(4,728,592)	$4,638,143

	December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,609	$—	$301,643	$—	$304,252
Accounts receivable, net	—	255,164	848,560	—	1,103,724
Intercompany receivables	—	157,447	42,836	(200,283)	—
Inventories, net	—	382,360	704,303	—	1,086,663
Other current assets, net	1,967	123,152	120,458	—	245,577
Total current assets	4,576	918,123	2,017,800	(200,283)	2,740,216
Property, plant and equipment, net	—	204,032	450,147	—	654,179
Goodwill	—	671,858	381,994	—	1,053,852
Intercompany receivables	462,500	10,363	85,316	(558,179)	—
Investment in consolidated subsidiaries	2,321,597	1,604,462	—	(3,926,059)	—
Other assets, net	14,879	175,771	172,061	—	362,711
Total assets	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$158,028	$458,872	$—	$616,900
Intercompany payables	35	42,801	157,447	(200,283)	—
Accrued liabilities	11,610	314,162	580,821	—	906,593
Debt due within one year	25,000	5	34,473	—	59,478
Deferred taxes	—	—	7,654	—	7,654
Total current liabilities	36,645	514,996	1,239,267	(200,283)	1,590,625
Long-term debt due after one year	868,124	20	972	—	869,116
Intercompany payables	1,144	546,672	10,363	(558,179)	—
Retirement obligations and other liabilities	7,420	201,324	247,998	—	456,742
Total liabilities	913,333	1,263,012	1,498,600	(758,462)	2,916,483
Total Flowserve Corporation shareholders’ equity	1,890,219	2,321,597	1,604,462	(3,926,059)	1,890,219
Noncontrolling interest	—	—	4,256	—	4,256
Total equity	1,890,219	2,321,597	1,608,718	(3,926,059)	1,894,475
Total liabilities and equity	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$143,558	$132,215	$(155,904)	$(152,695)	$(32,826)
Cash flows — Investing activities:
Capital expenditures	—	(17,817)	(43,342)	—	(61,159)
Payments for acquisitions, net of cash acquired	—	—	(10,143)	—	(10,143)
Intercompany loan proceeds	—	911	56,332	(57,243)	—
Intercompany loan payments	—	(15)	(76,757)	76,772	—
Proceeds from disposition of assets	—	73	263	—	336
Affiliate investment activity, net	—	—	46,240	—	46,240
Net cash flows used by investing activities	—	(16,848)	(27,407)	19,529	(24,726)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	6,578	1,821	—	8,399
Payments on long-term debt	(10,000)	—	—	—	(10,000)
Short-term financing, net	209,000	—	—	—	209,000
Borrowings under other financing arrangements, net	—	(10)	639	—	629
Repurchases of common shares	(306,317)	—	—	—	(306,317)
Payments of dividends	(37,621)	—	—	—	(37,621)
Payments of deferred loan costs	—	—	—	—	—
Intercompany loan proceeds	—	76,757	15	(76,772)	—
Intercompany loan payments	—	(56,332)	(911)	57,243	—
Intercompany dividends	—	(142,360)	(10,335)	152,695	—
All other financing, net	59	—	(132)	—	(73)
Net cash flows (used) provided by financing activities	(144,879)	(115,367)	(8,903)	133,166	(135,983)
Effect of exchange rate changes on cash	—	—	(6,005)	—	(6,005)
Net change in cash and cash equivalents	(1,321)	—	(198,219)	—	(199,540)
Cash and cash equivalents at beginning of period	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of period	$1,288	$—	$103,424	$—	$104,712

	Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows (used) provided by operating activities	$47,299	$77,790	$(6,189)	$(58,525)	$60,375
Cash flows — Investing activities:
Capital expenditures	—	(15,334)	(41,551)	—	(56,885)
Payments for acquisitions, net of cash acquired	—	—	(3,996)	—	(3,996)
Intercompany loan proceeds	—	—	—	—	—
Intercompany loan payments	—	(22,409)	—	22,409	—
Proceeds from disposition of assets	—	74	7,828	—	7,902
Affiliate investment activity, net	—	—	(1,620)	—	(1,620)
Net cash flows used by investing activities	—	(37,669)	(39,339)	22,409	(54,599)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,728	2,218	—	10,946
Payments on long-term debt	(12,500)	—	—	—	(12,500)
Short-term financing, net	300,000	—	—	—	300,000
(Payments) borrowings under other financing arrangements, net	—	(10)	4,836	—	4,826
Repurchases of common shares	(432,898)	—	—	—	(432,898)
Payments of dividends	(37,082)	—	—	—	(37,082)
Intercompany loan proceeds	—	—	22,409	(22,409)	—
Intercompany dividends	—	(48,839)	(9,686)	58,525	—
All other financing, net	(248)	—	(212)	—	(460)
Net cash flows (used) provided by financing activities	(182,728)	(40,121)	19,565	36,116	(167,168)
Effect of exchange rate changes on cash	—	—	(751)	—	(751)
Net change in cash and cash equivalents	(135,429)	—	(26,714)	—	(162,143)
Cash and cash equivalents at beginning of period	150,308	—	187,048	—	337,356
Cash and cash equivalents at end of period	$14,879	$—	$160,334	$—	$175,213

7.	Fair Value
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
The fair value of our debt, excluding the Senior Notes, was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5 and, except for the Senior Notes, approximates fair value. The estimated fair value of our Senior Notes at June 30, 2013 was $476.1 million compared to the carrying value of $498.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at June 30, 2013 and December 31, 2012.

8.	Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2013	2012
Raw materials	$380,605	$351,705
Work in process	842,104	798,662
Finished goods	297,665	288,160
Less: Progress billings	(257,611)	(275,611)
Less: Excess and obsolete reserve	(78,521)	(76,253)
Inventories, net	$1,184,242	$1,086,663

9.	Equity Method Investments
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
As discussed in Note 2, effective March 28, 2013, we and our joint venture partner agreed to exit our AIL joint venture, a manufacturer of integrated industrial valves in India. Prior to these transactions, our 50% interest was recorded using the equity method of accounting. As of June 30, 2013, we had investments in seven joint ventures (one located in each of India, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in China) that were accounted for using the equity method.

10.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2013	2012
Net earnings of Flowserve Corporation	$120,386	$107,316
Dividends on restricted shares not expected to vest	3	4
Earnings attributable to common and participating shareholders	$120,389	$107,320
Weighted average shares:
Common stock	141,524	161,221
Participating securities	688	765
Denominator for basic earnings per common share	142,212	161,986
Effect of potentially dilutive securities	670	811
Denominator for diluted earnings per common share	142,882	162,797
Earnings per common share:
Basic	$0.85	$0.66
Diluted	0.84	0.66

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2013	2012
Net earnings of Flowserve Corporation	$218,176	$200,441
Dividends on restricted shares not expected to vest	6	7
Earnings attributable to common and participating shareholders	$218,182	$200,448
Weighted average shares:
Common stock	142,617	161,915
Participating securities	724	783
Denominator for basic earnings per common share	143,341	162,698
Effect of potentially dilutive securities	915	1,247
Denominator for diluted earnings per common share	144,256	163,945
Earnings per common share:
Basic	$1.52	$1.23
Diluted	1.51	1.22
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For the three and six months ended both June 30, 2013 and 2012, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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
We are also a defendant in a number of other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in other uninsured routine litigation, including contract disputes, incidental to our business. We currently believe none of such litigation, either individually or in the aggregate, is material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our financial position, results of operations or cash flows for the reporting period in which any such resolution or disposition occurs.
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

12.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2013 and 2012 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2013	2012	2013	2012	2013	2012
Service cost	$6.1	$5.4	$1.7	$1.2	$—	$—
Interest cost	3.8	4.0	3.4	3.3	0.2	0.4
Expected return on plan assets	(5.1)	(5.2)	(2.3)	(2.1)	—	—
Amortization of prior service benefit	—	(0.3)	—	—	—	—
Amortization of unrecognized net loss (gain)	3.4	3.0	1.6	1.0	(0.3)	(0.3)
Net periodic cost (benefit) recognized	$8.2	$6.9	$4.4	$3.4	$(0.1)	$0.1
Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2013 and 2012 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2013	2012	2013	2012	2013	2012
Service cost	$12.2	$10.6	$3.4	$2.3	$—	$—
Interest cost	7.6	8.2	6.8	6.7	0.5	0.7
Expected return on plan assets	(10.2)	(10.6)	(4.7)	(4.2)	—	—
Amortization of prior service benefit	—	(0.6)	—	—	—	—
Amortization of unrecognized net loss (gain)	6.9	6.1	3.3	2.0	(0.6)	(0.8)
Net periodic cost (benefit) recognized	$16.5	$13.7	$8.8	$6.8	$(0.1)	$(0.1)

13.	Shareholders’ Equity
Stock Split – On May 23, 2013, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 120.0 million to 305.0 million and enable a three-for-one stock split approved by the Board of Directors on February 7, 2013 in the form of a 200% common stock dividend. The record date for the stock split was June 7, 2013, and additional shares were distributed on June 21, 2013. As a result of the three-for-one stock split, 117,861,772 shares of common stock were issued. The par value of the common stock remained unchanged at $1.25 per share, which required $147.3 million to be retrospectively reclassified from capital in excess of par value to common shares all within the shareholders' equity section of our condensed consolidated balance sheets. Shareholders' equity and all share data, including treasury shares and stock-based compensation award shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the increase in authorized shares and the stock split, as appropriate.
Dividends – On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.12 per share to $0.14 per share, as adjusted for the stock split, payable on April 12, 2013. Generally, our dividend date-of-record is in the last month of the quarter and the dividend is paid the following month.
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
On a post-split basis, we repurchased 2,784,000 shares of our outstanding common stock for $150.8 million, and 9,921,009 shares for $350.8 million, during the three months ended June 30, 2013 and 2012, respectively. We repurchased 5,761,104 shares of our outstanding common stock for $306.3 million, and 10,476,009 shares for $372.9 million, during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we have $536.4 million of remaining capacity under our current share repurchase program.
On June 14, 2012, we entered into an accelerated share repurchase program (“ASR Program”) with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. The ASR Program was completed by the end of 2012.

14.	Income Taxes
For the three months ended June 30, 2013, we earned $171.3 million before taxes and provided for income taxes of $50.4 million, resulting in an effective tax rate of 29.4%. For the six months ended June 30, 2013, we earned $318.9 million before taxes and provided for income taxes of $99.1 million resulting in an effective tax rate of 31.1%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2013 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2013, primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our equity investment in the AIL joint venture discussed in Note 2.
For the three months ended June 30, 2012, we earned $148.1 million before taxes and provided for income taxes of $39.6 million, resulting in an effective tax rate of 26.7%. For the six months ended June 30, 2012, we earned $277.1 million before taxes and provided for income taxes of $75.1 million, resulting in an effective tax rate of 27.1%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
As of June 30, 2013, the amount of unrecognized tax benefits decreased by $2.7 million from December 31, 2012. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2011, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, Belgium, Canada, India, Italy, Japan, Singapore, South Africa, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $14 million within the next 12 months.

15.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$607,607	$222,234	$409,685	$1,239,526	$—	$1,239,526
Intersegment sales	17,344	16,649	1,486	35,479	(35,479)	—
Segment operating income	98,187	30,482	72,867	201,536	(18,015)	183,521

Three Months Ended June 30, 2012
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$570,494	$212,354	$399,377	$1,182,225	$—	$1,182,225
Intersegment sales	16,163	19,326	2,162	37,651	(37,651)	—
Segment operating income	95,054	23,830	60,353	179,237	(14,441)	164,796

Six Months Ended June 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,131,381	$413,180	$791,561	$2,336,122	$—	$2,336,122
Intersegment sales	33,260	37,003	3,640	73,903	(73,903)	—
Segment operating income	182,790	51,835	160,036	394,661	(40,661)	354,000

Six Months Ended June 30, 2012
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,090,336	$405,735	$761,134	$2,257,205	$—	$2,257,205
Intersegment sales	31,129	39,131	4,296	74,556	(74,556)	—
Segment operating income	187,231	41,181	116,046	344,458	(37,139)	307,319
Engineered Product Division's ("EPD") operating income for the six months ended June 30, 2012, included a $10.4 million gain from the sale of a manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012.
16. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the three months ended June 30, 2013:

(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity(2)	Total(1)

Balance - April 1, 2013	$(98,744)	$(155,025)	$(13)	$(253,782)
Other comprehensive (loss) income before reclassifications, net of taxes	(29,425)	(357)	231	(29,551)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	3,252	3	3,255
Net current-period other comprehensive (loss) income, net of taxes	(29,425)	2,895	234	(26,296)
Balance - June 30, 2013	$(128,169)	$(152,130)	$221	$(280,078)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.4 million and $1.3 million at April 1, 2013 and June 30, 2013, respectively. Amounts in parentheses indicate debits.

(2)
Other comprehensive loss before reclassifications, net of taxes was $(144,000) and amounts reclassified from accumulated other comprehensive loss, net of taxes was $232,000 for the three months ended June 30, 2012 for cash flow hedging activity.

The following table presents the reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2013:

(Amounts in thousands)	Amount reclassified from accumulated other comprehensive loss (1)	Affected line item in the statement of income

Cash flow hedging activity
Interest rate swaps	$(5)	Interest expense
	2	Tax benefit
	$(3)	Net of tax

Pension and other postretirement effects
Amortization of actuarial losses	$(4,801)	(2)
	1,549	Tax benefit
	$(3,252)	Net of tax
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013:

(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity(2)	Total(1)

Balance - January 1, 2013	$(61,083)	$(161,757)	$(254)	$(223,094)
Other comprehensive (loss) income before reclassifications, net of taxes	(68,303)	3,124	202	(64,977)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	1,217	6,503	273	7,993
Net current-period other comprehensive (loss) income, net of taxes	(67,086)	9,627	475	(56,984)
Balance - June 30, 2013	$(128,169)	$(152,130)	$221	$(280,078)

_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million and $1.3 million at January 1, 2013 and June 30, 2013, respectively. Amounts in parentheses indicate debits.

(2)
Other comprehensive loss before reclassifications, net of taxes was $(703,000) and amounts reclassified from accumulated other comprehensive loss, net of taxes was $399,000 for the six months ended June 30, 2012 for cash flow hedging activity.

The following table presents the reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013:

(Amounts in thousands)	Amount reclassified from accumulated other comprehensive loss (1)	Affected line item in the statement of income
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	$(1,217)	Net earnings from affiliates
	—	Tax (expense) or benefit
	$(1,217)	Net of tax

Cash flow hedging activity
Interest rate swaps	$(438)	Interest expense
	165	Tax benefit
	$(273)	Net of tax

Pension and other postretirement effects
Amortization of actuarial losses	$(9,602)	(2)
	3,099	Tax benefit
	$(6,503)	Net of tax

_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
At June 30, 2013, we expect to recognize losses of $0.7 million, net of deferred taxes, into earnings in the next twelve months related to interest rate swap agreements based on their fair values at June 30, 2013.

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
During the second quarter of 2013, we experienced an increase in bookings despite continuing to operate in a competitive economic environment with global macroeconomic uncertainty. The oil and gas and chemical industry aftermarket segments experienced continued growth, however the markets produced no large original equipment capital projects in the quarter. The global power market remained difficult whereas the chemical market continued to show strength. From a geographical standpoint, we saw strengthening in Europe and Latin America while the Middle East was challenged due primarily to large project delays.
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
RESULTS OF OPERATIONS — Three and six months ended June 30, 2013 and 2012
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.

As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FCD sold its equity interest in the AIL joint venture and acquired AIL's plug valve manufacturing business in an asset purchase for cash, effective March 28, 2013. No pro forma information has been provided for the acquisition due to immateriality.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2013	2012
Bookings	$1,229.0	$1,213.7
Sales	1,239.5	1,182.2

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
Bookings	$2,409.3	$2,450.8
Sales	2,336.1	2,257.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2013 increased by $15.3 million, or 1.3%, as compared with the same period in 2012. The increase included negative currency effects of approximately $7 million. The increase was primarily driven by the chemical industry in EPD and FCD and the oil and gas industry in IPD and FCD, partially offset by a decrease in the power generation industry in all three segments. An increase in original equipment bookings in EPD and FCD was partially offset by reduced original equipment bookings in IPD and reduced aftermarket bookings in EPD.
Bookings for the six months ended June 30, 2013 decreased by $41.5 million, or 1.7%, as compared with the same period in 2012. The decrease included negative currency effects of approximately $19 million. The decrease was primarily driven by the power generation industry in EPD and FCD, partially offset by increases in the oil and gas and chemical industries in FCD. The decrease in original equipment bookings in EPD, and to a lesser extent original equipment bookings in IPD, were partially offset by increased original equipment bookings in FCD.
Sales for the three months ended June 30, 2013 increased by $57.3 million, or 4.8%, as compared with the same period in 2012. The increase included negative currency effects of approximately $3 million. The increase was primarily due to increased original equipment sales in EPD and IPD and increased aftermarket sales in FCD. Net sales to international customers, including export sales from the U.S., were approximately 70% and 71% of total sales for the three months ended June 30, 2013 and 2012, respectively.
Sales for the six months ended June 30, 2013 increased by $78.9 million, or 3.5%, as compared with the same period in 2012. The increase included negative currency effects of approximately $13 million. The increase was primarily due to increased original equipment sales in EPD and IPD and increased aftermarket sales in FCD. Net sales to international customers, including export sales from the U.S., were approximately 69% and 70% of total sales for the six months ended June 30, 2013 and 2012, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,664.5 million at June 30, 2013 increased by $15.6 million, or 0.6%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $63 million. Approximately 25% of the backlog at June 30, 2013 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Gross profit	$421.6	$384.6
Gross profit margin	34.0%	32.5%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Gross profit	$794.9	$743.8
Gross profit margin	34.0%	33.0%

Gross profit for the three months ended June 30, 2013 increased by $37.0 million, or 9.6%, as compared with the same period in 2012. Gross profit margin for the three months ended June 30, 2013 of 34.0% increased from 32.5% for the same period in 2012. The increase was primarily attributed to the effects of lower costs as a result of operational improvements and disciplined selectivity of customer bookings, as compared with the same period in 2012. Aftermarket sales as a percent of total sales remained consistent as compared with the same period in 2012.
Gross profit for the six months ended June 30, 2013 increased by $51.1 million, or 6.9%, as compared with the same period in 2012. Gross profit margin for the six months ended June 30, 2013 of 34.0% increased from 33.0% for the same period in 2012. The increase was primarily attributable to to our execution of operational improvements and disciplined selectivity of customer bookings. Aftermarket sales as a percent of total sales remained consistent as compared with the same period in 2012.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
SG&A	$240.2	$223.9
SG&A as a percentage of sales	19.4%	18.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
SG&A	$474.7	$445.8
SG&A as a percentage of sales	20.3%	19.8%

SG&A for the three months ended June 30, 2013 increased by $16.3 million, or 7.3%, as compared with the same period in 2012. Currency effects yielded a decrease of approximately $1 million. SG&A as a percentage of sales for the three months ended June 30, 2013 increased 50 basis points as compared with the same period in 2012 due primarily to a gain from certain legal matters in the second quarter of 2012 that did not recur and increased legal expense from certain legal matters in the second quarter of 2013, increased bad debt expense related to certain customers, and to a lesser extent, increased research and development costs as compared with the same period in 2012.
SG&A for the six months ended June 30, 2013 increased by $28.9 million, or 6.5%, as compared with the same period in 2012. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the six months ended June 30, 2013 increased 50 basis points as compared with the same period in 2012 due primarily to a $10.4 million gain from the sale of our manufacturing facility in Brazil in 2012 that did not recur in 2013 and increased bad debt expense related to certain customers as compared with the same period in 2012.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2013	2012
Net earnings from affiliates	$2.1	$4.1

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
Net earnings from affiliates	$33.8	$9.3

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended June 30, 2013 decreased $1.9 million, or 46.5%, as compared with the same period in 2012. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 28, 2013, we sold our 50% interest in our AIL joint venture and acquired AIL's plug valve manufacturing business in India. The absence of this joint venture is the primary driver of the decrease in net earnings from affiliates for the three months ended June 30, 2013.
Net earnings from affiliates for the six months ended June 30, 2013, increased $24.5 million or 263.4% as compared with the same period in 2012. The increase was primarily a result of the AIL transactions, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in the first quarter of 2013.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Operating income	$183.5	$164.8
Operating income as a percentage of sales	14.8%	13.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Operating income	$354.0	$307.3
Operating income as a percentage of sales	15.2%	13.6%

Operating income for the three months ended June 30, 2013 increased by $18.7 million, or 11.3%, as compared with the same period in 2012. The increase included currency benefits of less than $1 million. The increase was primarily a result of the $37.0 million increase in gross profit, partially offset by the $16.3 million increase in SG&A.
Operating income for the six months ended June 30, 2013 increased by $46.7 million, or 15.2%, as compared with the same period in 2012. The increase included negative currency effects of approximately $4 million. The increase was primarily a result of the $28.3 million in gains from our transactions concerning the AIL joint venture discussed above and the $51.1 million increase in gross profit, partially offset by the $28.9 million increase in SG&A, which includes a $10.4 million gain from the sale of our manufacturing facility in Brazil recorded in SG&A in 2012 that did not recur in 2013.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2013	2012
Interest expense	$(13.1)	$(8.9)
Interest income	0.3	0.2

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
Interest expense	$(25.2)	$(17.7)
Interest income	0.6	0.5

Interest expense for the three and six months ended June 30, 2013 increased by $4.2 million and $7.5 million, respectively, as compared with the same periods in 2012. The increase was primarily attributable to interest expense associated with our Senior Notes, which were issued in the third quarter of 2012, and our increased short-term borrowings as compared to the same periods in 2012. Approximately 58% of our Term Loan Facility was at fixed interest rates at June 30, 2013, including the effects of $225.0 million of notional interest rate swaps.

Interest income for the three and six months ended June 30, 2013 was consistent with the same periods in 2012.
Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2013	2012
Other income (expense), net	$0.6	$(8.0)

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
Other expense, net	$(10.4)	$(13.0)

Other income (expense), net for the three months ended June 30, 2013 decreased $8.6 million to other income of $0.6 million as compared with the same period in 2012, primarily due to an $8.8 million decrease in losses arising from transactions in currencies other than our sites’ functional currencies. The change reflects the strengthening of the U.S. dollar versus the Euro during the three months ended June 30, 2013, as compared with the same period in 2012.
Other expense, net for the six months ended June 30, 2013 decreased $2.6 million, as compared with the same period in 2012, primarily due to an $8.7 million decrease in losses arising from transactions in currencies other than our sites’ functional currencies driven by the strengthening of the U.S. dollar versus the Euro, as compared with the same period in 2012, partially offset by a $4.0 million loss due to the Venezuelan currency devaluation.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Provision for income taxes	$50.4	$39.6
Effective tax rate	29.4%	26.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Provision for income taxes	$99.1	$75.1
Effective tax rate	31.1%	27.1%

Our effective tax rate of 29.4% for the three months ended June 30, 2013 increased from 26.7% for the same period in 2012. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2013 primarily due to the net impact of foreign operations.
Our effective tax rate of 31.1% for the six months ended June 30, 2013 increased from 27.1% for the same period in 2012. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2013 primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our equity investment in the AIL joint venture discussed in Note 2.
Other Comprehensive Loss

	Three Months Ended June 30,
(Amounts in millions)	2013	2012
Other comprehensive loss	$(26.3)	$(56.1)

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
Other comprehensive loss	$(57.0)	$(21.3)

Other comprehensive loss for the three months ended June 30, 2013 decreased $29.8 million as compared with the same period in 2012. The decrease was primarily due to the relative lesser strengthening of the U.S. dollar versus the Euro during the three months ended June 30, 2013, as compared with the same period in 2012.
Other comprehensive loss for the six months ended June 30, 2013 increased $35.7 million as compared with the same period in 2012. The increase was primarily due to the strengthening of the U.S. dollar versus the British pound, Mexican peso, Argentinian peso and Indian rupee during the six months ended June 30, 2013, as compared with the same period in 2012.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 41 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, four in Asia and five in Latin America, and it has 128 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$606.5	$602.8
Sales	625.0	586.7
Gross profit	210.0	195.7
Gross profit margin	33.6%	33.4%
Segment operating income	98.2	95.1
Segment operating income as a percentage of sales	15.7%	16.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$1,182.3	$1,265.7
Sales	1,164.6	1,121.5
Gross profit	398.2	379.1
Gross profit margin	34.2%	33.8%
Segment operating income	182.8	187.2
Segment operating income as a percentage of sales	15.7%	16.7%

Bookings for the three months ended June 30, 2013 increased by $3.7 million, or 0.6%, as compared with the same period in 2012. The increase included negative currency effects of approximately $8 million. The increase in customer bookings was primarily driven by the chemical industry, partially offset by the power generation and general industries. Increased customer bookings of $35.5 million into Europe were partially offset by a decrease of $14.4 million into the Middle East and $16.6 million into North America. The increase was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) remained consistent with the same period in 2012.
Bookings for the six months ended June 30, 2013 decreased by $83.4 million, or 6.6%, as compared with the same period in 2012. The decrease included negative currency effects of approximately $18 million. The decrease in customer bookings was primarily driven by the oil and gas and power generation industries, partially offset by general industries. Decreased customer bookings of $52.2 million into Asia Pacific, $31.9 million into the Middle East and $10.9 million into Europe were partially offset by an increase of $10.1 million into Latin America. The decrease was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $2.4 million.
Sales for the three months ended June 30, 2013 increased $38.3 million, or 6.5%, as compared with the same period in 2012. The increase included negative currency effects of approximately $4 million. The increase was primarily driven by increased original equipment sales, resulting from increased sales of $34.5 million into Asia Pacific, $24.0 million into North America and $15.4 million into Europe, partially offset by decreased sales of $31.5 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained consistent with the same period in 2012.
Sales for the six months ended June 30, 2013 increased $43.1 million, or 3.8%, as compared with the same period in 2012. The increase included negative currency effects of approximately $11 million. The increase was primarily driven by increased original equipment sales, primarily resulting from increased customer sales of $34.6 million into Asia Pacific, $31.1 million into North America and $16.9 million into Africa, partially offset by decreased sales of $46.0 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained consistent with the same period in 2012.
Gross profit for the three months ended June 30, 2013 increased by $14.3 million, or 7.3%, as compared with the same period in 2012. Gross profit margin for the three months ended June 30, 2013 of 33.6% was comparable to the same period in 2012. The effects of lower costs associated with operational execution improvements, and to a lesser extent, fewer lower margin projects that shipped from backlog, were partially offset by a sales mix shift to lower margin original equipment sales.
Gross profit for the six months ended June 30, 2013 increased by $19.1 million, or 5.0%, as compared with the same period in 2012. Gross profit margin for the six months ended June 30, 2013 of 34.2% increased from 33.8% for the same period in 2012. The increase was primarily attributed to the effects of lower costs associated with our execution of operational improvements and to a lesser extent, fewer lower margin projects that shipped from backlog, partially offset by a sales mix shift to lower margin original equipment sales.
Operating income for the three months ended June 30, 2013 increased by $3.1 million, or 3.3%, as compared with the same period in 2012. The increase included currency benefits of less than $1 million. The increase was due primarily to the increase in gross profit, partially offset by increased SG&A of $10.1 million. The increase in SG&A was primarily due to increased bad debt expense related to certain customers, and to a lesser extent, increased research and development costs.
Operating income for the six months ended June 30, 2013 decreased by $4.4 million, or 2.4%, as compared with the same period in 2012. The decrease included negative currency effects of less than $1 million. The decrease was due primarily to increased SG&A of $20.8 million, mostly offset by increased gross profit of $19.1 million. The increase in SG&A was due in part to increased bad debt expense related to certain customers and included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in 2012 that did not recur in 2013.
Backlog of $1,383.7 million at June 30, 2013 decreased by $16.6 million, or 1.2%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $41 million. Backlog at June 30, 2013 and December 31, 2012 included $16.5 million and $21.4 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$209.1	$242.9
Sales	238.9	231.7
Gross profit	62.2	55.8
Gross profit margin	26.0%	24.1%
Segment operating income	30.5	23.8
Segment operating income as a percentage of sales	12.8%	10.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$416.2	$474.8
Sales	450.2	444.9
Gross profit	115.2	105.4
Gross profit margin	25.6%	23.7%
Segment operating income	51.8	41.2
Segment operating income as a percentage of sales	11.5%	9.3%

Bookings for the three months ended June 30, 2013 decreased by $33.8 million, or 13.9%, as compared with the same period in 2012. This decrease included negative currency effects of less than $1 million. The decrease was primarily driven by decreased customer bookings in the general, water management, chemical and power generation industries, partially offset by an increase in the oil and gas industry. Decreased bookings of $23.2 million into Asia Pacific and $8.1 million into North America were partially offset by an increase of $5.4 million into Latin America. The decrease was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $7.0 million.
Bookings for the six months ended June 30, 2013 decreased by $58.6 million, or 12.3%, as compared with the same period in 2012. This decrease included negative currency effects of less than $1 million. The decrease was primarily driven by decreased customer bookings in the general, oil and gas and water management industries. Bookings decreased $23.7 million into Asia Pacific, $11.6 million into Latin America and $7.2 million into the Middle East. The decrease was driven primarily by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $10.2 million.
Sales for the three months ended June 30, 2013 increased by $7.2 million, or 3.1%, as compared with the same period in 2012. The increase included negative currency effects of less than $1 million. The increase was driven by increased customer original equipment sales. Increased sales of $16.0 million into Latin America and $6.2 million into North America were partially offset by decreased sales of $14.3 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $2.7 million.
Sales for the six months ended June 30, 2013 increased by $5.3 million, or 1.2%, as compared with the same period in 2012. The increase included negative currency effects of less than $1 million. The increase in customer sales was driven by original equipment sales. Increased sales of $20.9 million into Latin America and $9.4 million into North America, were partially offset by decreased sales of $12.6 million into Europe, $7.7 million into Asia Pacific and $6.7 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $2.1 million.
Gross profit for the three months ended June 30, 2013 increased by $6.4 million, or 11.5%, as compared with the same period in 2012. Gross profit margin for the three months ended June 30, 2013 of 26.0% increased from 24.1% for the same period in 2012. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements.
Gross profit for the six months ended June 30, 2013 increased by $9.8 million, or 9.3%, as compared with the same period in 2012. Gross profit margin for the six months ended June 30, 2013 of 25.6% increased from 23.7% for the same period in 2012. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements.
Operating income for the three months ended June 30, 2013 increased by $6.7 million, or 28.2%, as compared with the same period in 2012. The increase included currency benefits of less than $1 million. The increase was due to the $6.4 million increase in gross profit and a $0.3 million decrease in SG&A.
Operating income for the six months ended June 30, 2013 increased by $10.6 million, or 25.7%, as compared with the same period in 2012. The increase included negative currency effects of less than $1 million. The increase was due to the $9.8 million increase in gross profit and a $0.9 million decrease in SG&A.
Backlog of $539.3 million at June 30, 2013 decreased by $53.7 million, or 9.1%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $10 million. Backlog at June 30, 2013 and December 31, 2012 included $35.3 million and $40.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$447.0	$411.6
Sales	411.2	401.5
Gross profit	147.1	132.3
Gross profit margin	35.8%	33.0%
Segment operating income	72.9	60.4
Segment operating income as a percentage of sales	17.7%	15.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$877.6	$791.6
Sales	795.2	765.4
Gross profit	281.0	259.5
Gross profit margin	35.3%	33.9%
Segment operating income	160.0	116.0
Segment operating income as a percentage of sales	20.1%	15.2%

Bookings for the three months ended June 30, 2013 increased $35.4 million, or 8.6%, as compared with the same period in 2012. The increase included currency benefits of approximately $1 million. The increase in customer bookings was primarily attributable to the oil and gas, general and chemical industries, partially offset by a decrease in the power generation industry. Increased customer bookings of $23.9 million into Latin America, $19.4 million into Europe and $17.1 million into North America were partially offset by a decrease of $25.6 million into the Middle East. The increase was primarily driven by increased customer original equipment bookings.
Bookings for the six months ended June 30, 2013 increased $86.0 million, or 10.9%, as compared with the same period in 2012. The increase included negative currency effects of less than $1 million. The increase in customer bookings was primarily attributable to the oil and gas, general and chemical industries, partially offset by a decrease in the power generation industry. Increased customer bookings of $41.2 million into Latin America, $34.8 million into North America and $25.9 million into Europe were partially offset by a decrease of $24.2 million into the Middle East. The increase was primarily driven by increased customer original equipment bookings.
Sales for the three months ended June 30, 2013 increased $9.7 million, or 2.4%, as compared with the same period in 2012. The increase included currency benefits of less than $1 million. The increase was driven by customer aftermarket sales and was primarily attributable to growth in the oil and gas industry. Increased sales of $12.9 million into North America and $8.0 million into the Middle East were partially offset by a decrease of $8.8 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained consistent with the same period in 2012.
Sales for the six months ended June 30, 2013 increased $29.8 million, or 3.9%, as compared with the same period in 2012. The increase included negative currency effects of approximately $2 million. The increase was primarily driven by customer aftermarket sales and growth in the oil and gas industry. Increased sales of $27.4 million into the Middle East and $15.6 million into North America were partially offset by a decrease of $15.2 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained consistent with the same period in 2012.
Gross profit for the three months ended June 30, 2013 increased $14.8 million, or 11.2%, as compared with the same period in 2012. Gross profit margin for the three months ended June 30, 2013 of 35.8% increased from 33.0% for the same period in 2012. The increase was attributable to a more favorable sales mix between original equipment and aftermarket, a shift in product line mix and continued traction of low cost sourcing and cost control initiatives.
Gross profit for the six months ended June 30, 2013 increased by $21.5 million, or 8.3%, as compared with the same period in 2012. Gross profit margin for the six months ended June 30, 2013 of 35.3% increased from 33.9% for the same period in 2012. The increase was attributable to a more favorable sales mix between original equipment and aftermarket, a shift in product line mix and continued traction of low cost sourcing and cost control initiatives.
Operating income for the three months ended June 30, 2013 increased by $12.5 million, or 20.7%, as compared with the same period in 2012. The increase included negative currency effects of less than $1 million. The increase was primarily attributable to the $14.8 million improved gross profit, partially offset by a $1.5 million increase in SG&A.

Operating income for the six months ended June 30, 2013 increased by $44 million, or 37.9%, as compared with the same period in 2012. The increase included negative currency effects of approximately $4 million. The increase was primarily attributable to the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, and the $21.5 million increase in gross profit, partially offset by a $4.8 million increase in SG&A.
Backlog of $795.7 million at June 30, 2013 increased by $71.8 million, or 9.9%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $11 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
Net cash flows (used) provided by operating activities	$(32.8)	$60.4
Net cash flows used by investing activities	(24.7)	(54.6)
Net cash flows used by financing activities	(136.0)	(167.2)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2013 was $104.7 million, as compared with $304.3 million at December 31, 2012.
Our cash balance decreased by $199.6 million to $104.7 million as of June 30, 2013 as compared with December 31, 2012. The cash used in the first six months of 2013 included $306.3 million of share repurchases, $61.2 million in capital expenditures and $37.6 million in dividend payments, partially offset by $209.0 million in net proceeds from our short-term credit facilities.
For the six months ended June 30, 2013, our cash used by operating activities was $32.8 million as compared with proceeds of $60.4 million for the same period in 2012, and reflected cash used to support short-term and cyclical working capital needs. Working capital increased for the six months ended June 30, 2013, due primarily to higher inventory of $120.7 million and lower accounts payable of $94.3 million. Working capital increased for the six months ended June 30, 2012, due primarily to higher inventory of $155.7 million and lower accounts payable of $46.8 million.
Decreases in accounts receivable provided $5.9 million of cash flow for the six months ended June 30, 2013 as compared with a cash use of $13.3 million for the same period in 2012. As of June 30, 2013, our days’ sales outstanding ("DSO") was 78 days as compared with 81 days as of June 30, 2012. For reference purposes based on 2013 sales, an improvement of one day could provide approximately $14 million in cash flow. Increases in inventory used $120.7 million of cash flow for the six months ended June 30, 2013 as compared with a cash use of $155.7 million for the same period in 2012. Inventory turns were 2.8 times as of both June 30, 2013 and 2012. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2013 data, an improvement of one-tenth of a turn could yield approximately $31 million in cash flow. Decreases in accounts payable used $94.3 million of cash flow for the six months ended June 30, 2013 as compared with a cash use of $46.8 million for the same period in 2012.
Cash flows used by investing activities during the six months ended June 30, 2013 were $24.7 million as compared with $54.6 million for the same period in 2012. Capital expenditures during the six months ended June 30, 2013 were $61.2 million, an increase of $4.3 million as compared with the same period in 2012. In 2013, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities, and total capital expenditures are expected to be between $120 million and $130 million, before consideration of any acquisition activity. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2013, we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash and acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase for cash of $10.1 million.
Cash flows used by financing activities during the six months ended June 30, 2013 were $136.0 million as compared with $167.2 million for the same period in 2012. Cash outflows during the six months ended June 30, 2013 resulted primarily from the repurchase of $306.3 million of common shares and $37.6 million of dividend payments, partially offset by $209.0 million in net proceeds from short-term financing. Cash outflows for the same period in 2012 resulted primarily from the repurchase of $432.9 million of common shares, $37.1 million of dividend payments and $12.5 million for payments of long-term debt, partially offset by net proceeds from short-term financing of $300.0 million.

Approximately 4% of our term loan is due to mature in 2013 and approximately 10% in 2014. Our Senior Credit Facility matures in August 2017. After the effects of $225.0 million of notional interest rate swaps, approximately 58% of our term loan was at fixed rates at June 30, 2013. As of June 30, 2013, we had available capacity of $499.2 million on our $850.0 million Revolving Credit Facility, and we had net available capacity under the European LOC Facility of €42.0 million ($54.6 million). Our Revolving Credit Facility and our European LOC Facility are committed and are held by a diversified group of financial institutions.
During both of the six months ended June 30, 2013 and 2012, we contributed $7.0 million to our U.S. pension plan. At December 31, 2012, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $13 million in additional contributions to the U.S. pension plan in 2013. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At June 30, 2013, $102.7 million of our total cash balance of $104.7 million was held by foreign subsidiaries, $74.8 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations. However, in the event this cash is needed to fund domestic operations, we estimate the full $74.8 million could be repatriated without resulting in a material tax liability.
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
On May 31, 2012, we announced that our Board of Directors endorsed a capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle; and (ii) an expanded share repurchase program of $1.0 billion which has subsequently been completed. Our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders has been maintained following attainment of the announced target leverage ratio. On February 19, 2013, our Board of Directors approved a $750 million share repurchase authorization, which included approximately $193 million of remaining capacity under the previous $1.0 billion share repurchase authorization. As of June 30, 2013, we have $536.4 million of remaining capacity under our current share repurchase program. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
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
See Note 10 to our consolidated financial statements included in our 2012 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of covenants related to our European LOC and Senior Credit Facilities. We complied with all covenants through June 30, 2013.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2012 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2013, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At June 30, 2013, after the effect of interest rate swaps, we had $160.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.78%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.2 million for the six months ended June 30, 2013. At June 30, 2013 and December 31, 2012, we had $225.0 million and $275.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net losses associated with foreign currency translation of $29.4 million and $58.7 million for the three months ended June 30, 2013 and 2012, respectively, and $67.1 million and $23.6 million for the six months ended June 30, 2013 and 2012, respectively, which are included in other comprehensive income loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2013, we had a U.S. dollar equivalent of $577.0 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $608.9 million at December 31, 2012. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $0.5 million and $(8.3) million for the three months ended June 30, 2013 and 2012, respectively, and $(10.3) million and $(13.0) million for the six months ended June 30, 2013 and 2012, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2013, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2013 would have impacted our net earnings by approximately $6 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock. The number of shares repurchased and price paid per share below have been adjusted to reflect the three-for-one stock split discussed in Notes 1 and 13 to our condensed consolidated financial statements included in this Quarterly Report.
During the quarter ended June 30, 2013, we repurchased a total of 2,784,000 shares of our common stock for $150.8 million (representing an average cost of $54.15 per share). As of June 30, 2013, we have $536.4 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	984,489	(1)	$53.15	983,679	$634.9
May 1 - 31	865,410	(2)	54.30	861,942	588.1
June 1 - 30	938,643	(3)	55.00	938,379	536.4
Total	2,788,542		$54.13	2,784,000
__________________________________

(1)	Includes 810 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $53.68.

(2)
Includes 405 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $55.82, and includes 3,063 shares purchased at a price of $51.85 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Includes 264 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $55.22.

Item 6.	Exhibits.
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

FLOWSERVE CORPORATION

Date:	July 24, 2013	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2013	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.1+	Restated Certificate of Incorporation of Flowserve Corporation effective May 23, 2013.

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 23, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 24, 2013).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.