Form 10-Q
period 2013-09-30
FLOWSERVE CORP
filed 2013-10-24
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 21, 2013, there were 139,468,604 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2013 and 2012 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2013 and 2012 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2013 and 2012 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4. Controls and Procedures.	36

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	37
Item 1A. Risk Factors.	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 6. Exhibits.	37
SIGNATURES	38
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2013	2012
Sales	$1,229,057	$1,165,923
Cost of sales	(806,318)	(776,319)
Gross profit	422,739	389,604
Selling, general and administrative expense	(231,569)	(227,797)
Net earnings from affiliates	2,218	3,899
Operating income	193,388	165,706
Interest expense	(13,046)	(12,144)
Interest income	325	208
Other income (expense), net	1,733	(9,167)
Earnings before income taxes	182,400	144,603
Provision for income taxes	(55,870)	(37,769)
Net earnings, including noncontrolling interests	126,530	106,834
Less: Net earnings attributable to noncontrolling interests	(259)	(538)
Net earnings attributable to Flowserve Corporation	$126,271	$106,296
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.90	$0.70
Diluted	0.90	0.69
Cash dividends declared per share	$0.14	$0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2013	2012
Net earnings, including noncontrolling interests	$126,530	$106,834
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $(23,353) and $(19,147), respectively	38,581	31,641
Pension and other postretirement effects, net of taxes of $(407) and $(463), respectively	(373)	180
Cash flow hedging activity, net of taxes of $(74) and $(130), respectively	152	215
Other comprehensive income	38,360	32,036
Comprehensive income, including noncontrolling interests	164,890	138,870
Comprehensive income attributable to noncontrolling interests	(29)	(700)
Comprehensive income attributable to Flowserve Corporation	$164,861	$138,170

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2013	2012
Sales	$3,565,179	$3,423,128
Cost of sales	(2,347,555)	(2,289,739)
Gross profit	1,217,624	1,133,389
Selling, general and administrative expense	(706,278)	(673,578)
Net earnings from affiliates (Note 2)	36,043	13,214
Operating income	547,389	473,025
Interest expense	(38,262)	(29,876)
Interest income	877	727
Other expense, net	(8,679)	(22,151)
Earnings before income taxes	501,325	421,725
Provision for income taxes	(154,998)	(112,864)
Net earnings, including noncontrolling interests	346,327	308,861
Less: Net earnings attributable to noncontrolling interests	(1,878)	(2,124)
Net earnings attributable to Flowserve Corporation	$344,449	$306,737
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.42	$1.92
Diluted	2.41	1.91
Cash dividends declared per share	$0.42	$0.36

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2013	2012
Net earnings, including noncontrolling interests	$346,327	$308,861
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $17,254 and $(4,891), respectively	(28,505)	8,082
Pension and other postretirement effects, net of taxes of $(4,634) and $(2,125), respectively	9,254	2,726
Cash flow hedging activity, net of taxes of $(399) and $29, respectively	627	(89)
Other comprehensive (loss) income	(18,624)	10,719
Comprehensive income, including noncontrolling interests	327,703	319,580
Comprehensive income attributable to noncontrolling interests	(1,722)	(2,173)
Comprehensive income attributable to Flowserve Corporation	$325,981	$317,407

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$113,751	$304,252
Accounts receivable, net of allowance for doubtful accounts of $25,916 and $21,491, respectively	1,089,748	1,103,724
Inventories, net	1,184,188	1,086,663
Deferred taxes	150,760	151,093
Prepaid expenses and other	88,204	94,484
Total current assets	2,626,651	2,740,216
Property, plant and equipment, net of accumulated depreciation of $837,476 and $784,864, respectively	678,934	654,179
Goodwill	1,058,802	1,053,852
Deferred taxes	26,241	26,706
Other intangible assets, net	143,067	150,075
Other assets, net	162,499	185,930
Total assets	$4,696,194	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$495,295	$616,900
Accrued liabilities	822,414	906,593
Debt due within one year	268,934	59,478
Deferred taxes	7,606	7,654
Total current liabilities	1,594,249	1,590,625
Long-term debt due after one year	839,224	869,116
Retirement obligations and other liabilities	452,254	456,742
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	464,990	467,856
Retained earnings	2,863,863	2,579,308
Treasury shares, at cost – 38,357 and 32,389 shares, respectively	(1,511,768)	(1,164,496)
Deferred compensation obligation	9,359	10,870
Accumulated other comprehensive loss	(242,778)	(224,310)
Total Flowserve Corporation shareholders’ equity	1,804,657	1,890,219
Noncontrolling interest	5,810	4,256
Total equity	1,810,467	1,894,475
Total liabilities and equity	$4,696,194	$4,810,958

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2013	2012
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$346,327	$308,861
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	66,700	66,027
Amortization of intangible and other assets	11,884	14,751
Loss on early extinguishment of debt	—	1,293
Net gain on disposition of assets	(248)	(10,461)
Gain on sale of equity investment in affiliate	(12,995)	—
Gain on remeasurement of acquired assets	(15,315)	—
Excess tax benefits from stock-based compensation arrangements	(10,104)	(11,056)
Stock-based compensation	24,395	25,942
Net earnings from affiliates, net of dividends received	(3,397)	(5,798)
Change in assets and liabilities:
Accounts receivable, net	10,828	(45,566)
Inventories, net	(101,745)	(149,254)
Prepaid expenses and other	(6,870)	(8,968)
Other assets, net	(12,574)	(11,609)
Accounts payable	(126,976)	(75,169)
Accrued liabilities and income taxes payable	(61,139)	26,057
Retirement obligations and other liabilities	(8,512)	(6,737)
Net deferred taxes	8,629	4,251
Net cash flows provided by operating activities	108,888	122,564
Cash flows – Investing activities:
Capital expenditures	(94,702)	(84,180)
Proceeds from disposal of assets	969	11,473
Payments for acquisitions, net of cash acquired	(10,143)	(3,996)
Proceeds from (contributions to) equity investments in affiliates	46,240	(3,825)
Net cash flows used by investing activities	(57,636)	(80,528)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	10,104	11,056
Payments on long-term debt	(15,000)	(475,000)
Proceeds from issuance of senior notes	—	498,075
Proceeds from issuance of long-term debt	—	400,000
Proceeds from short-term financing, net	196,000	—
(Payments) borrowings under other financing arrangements, net	(571)	294
Repurchases of common shares	(370,127)	(533,864)
Payments of dividends	(57,337)	(55,569)
Payment of deferred loan costs	—	(9,657)
Other	(78)	(248)
Net cash flows used by financing activities	(237,009)	(164,913)
Effect of exchange rate changes on cash	(4,744)	2,941
Net change in cash and cash equivalents	(190,501)	(119,936)
Cash and cash equivalents at beginning of period	304,252	337,356
Cash and cash equivalents at end of period	$113,751	$217,420

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report").
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
Venezuela – As previously disclosed in our 2012 Annual Report, effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the United States ("U.S.") dollar. Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales for the three and nine months ended September 30, 2013 and total assets at September 30, 2013 represented less than 1% of consolidated sales and total assets for the same periods.
As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other expense, net in our condensed consolidated statements of income and resulted in no tax benefit. We have evaluated the carrying value of related assets and concluded that there is no current impairment. We are continuing to assess and monitor the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the official rate, as well as further actions of the Venezuelan government and economic conditions that may adversely impact our future consolidated financial condition or results of operations.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2013, are detailed in Note 1 to our consolidated financial statements included in our 2012 Annual Report.
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
In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes," which allows the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for fair value and cash flow hedges under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate swap rate. This ASU also removes the restriction on using different benchmark rates for similar hedges. ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Our adoption of ASU No. 2013-10 did not have a material impact on our consolidated financial condition and results of operations.
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
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

The ASU shall be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU No. 2013-11 will not have a material impact on our consolidated financial condition and results of operations.

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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 5,668,704 were available for issuance as of September 30, 2013. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the "2004 Plan"). The 2004 Plan authorizes the issuance of up to 10,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 10,500,000 shares of common stock authorized under the 2004 Plan, 827,835 were available for issuance as of September 30, 2013. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $37.0 million and $30.4 million at September 30, 2013 and December 31, 2012, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2013 and 2012 was $0.1 million and $0.1 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2013 and 2012 was $34.9 million and $36.4 million, respectively.
We recorded stock-based compensation expense of $5.3 million ($8.1 million pre-tax) and $6.9 million ($10.5 million pre-tax) for the three months ended September 30, 2013 and 2012, respectively. We recorded stock-based compensation expense of $16.1 million ($24.4 million pre-tax) and $17.1 million ($25.9 million pre-tax) for the nine months ended September 30, 2013 and 2012, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2013
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2013	2,376,300	$37.70
Granted	701,913	52.33
Vested	(1,018,465)	34.22
Cancelled	(172,420)	42.70
Outstanding - September 30, 2013	1,887,328	$44.56
Unvested Restricted Shares outstanding as of September 30, 2013, includes approximately 900,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2011 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,800,000 shares based on performance targets. As of September 30, 2013, we estimate vesting of approximately 1,140,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2012 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected to apply hedge accounting to our forward exchange contracts. At September 30, 2013 and December 31, 2012, we had $666.6 million and $608.9 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At September 30, 2013, the length of forward exchange contracts currently in place ranged from one day to 20 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2013 and December 31, 2012, we had $170.0 million and $275.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2013, the maximum remaining length of any interest rate swap contract in place was approximately 21 months.
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
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2013	2012
Current derivative assets	$5,097	$6,104
Noncurrent derivative assets	424	104
Current derivative liabilities	4,822	7,814
Noncurrent derivative liabilities	6	12
The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2013	2012
Current derivative liabilities	$635	$1,417
Noncurrent derivative liabilities	36	316
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Gain (loss) recognized in income	$3,817	$(855)	$(3,714)	$(6,496)
Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts are classified as other income (expense), net.
The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized in Note 16.

5.	Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2013	2012
3.50% Senior Notes due September 15, 2022 (net of unamortized discount)	$498,247	$498,124
Term Loan Facility, interest rate of 1.50% at September 30, 2013 and 1.81% at December 31, 2012	380,000	395,000
Revolving Credit Facility, interest rate of 1.49% at September 30, 2013	196,000	—
Capital lease obligations and other borrowings	33,911	35,470
Debt and capital lease obligations	1,108,158	928,594
Less amounts due within one year	268,934	59,478
Total debt due after one year	$839,224	$869,116

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

Senior Credit Facility
On October 4, 2013 we amended our existing credit agreement that provided for a $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The significant amendments extend the maturity of our Senior Credit Facility by one year to October 4, 2018, increase the Revolving Credit Facility from $850.0 million to $1.0 billion and remove the $300.0 million sublimit for the issuance of performance letters of credit. The Revolving Credit Facility retains its $30.0 million sublimit for swing line loans and all other significant existing terms under the credit agreement remained unchanged. As of September 30, 2013 we had $196.0 million outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $118.4 million and $152.2 million at September 30, 2013 and December 31, 2012, respectively, which when included with the outstanding Revolving Credit Facility, reduced our borrowing capacity to $535.6 million and $697.8 million, respectively. Under our amended credit agreement and subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. Our obligations under the Senior Credit Facility are guaranteed by certain of our 100% owned domestic subsidiaries. Such guarantees are released if we achieve certain credit ratings. We had not achieved these ratings as of September 30, 2013. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at September 30, 2013.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) during the period ended September 30, 2013. During the nine months ended September 30, 2013, we made scheduled repayments of $15.0 million under our Term Loan Facility. We have scheduled repayments of $10.0 million due in each of the next four quarters on our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $170.0 million of notional amount of interest rate swaps at September 30, 2013 to hedge exposure to floating interest rates.

European Letter of Credit Facility
Due to the increased capacity and the removal of the performance letters of credit sublimit of the amended Revolving Credit Facility, we elected not to renew our 364-day unsecured, committed €125.0 million European Letter of Credit Facility ("European LOC Facility") used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. The European LOC Facility will expire in October 2013. The remaining outstanding letters of credit will mature over the next five years. We had outstanding letters of credit drawn on the European LOC Facility of €74.3 million ($100.5 million) and €63.1 million ($83.3 million) as of September 30, 2013 and December 31, 2012, respectively.

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

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$483,039	$842,426	$(96,408)	$1,229,057
Cost of sales	—	(311,255)	(591,471)	96,408	(806,318)
Gross profit	—	171,784	250,955	—	422,739
Selling, general and administrative expense	(457)	(114,511)	(116,601)	—	(231,569)
Net earnings from affiliates	—	565	1,653	—	2,218
Net earnings from consolidated subsidiaries, net of tax	131,425	93,959	—	(225,384)	—
Operating income	130,968	151,797	136,007	(225,384)	193,388
Interest expense, net	(7,253)	(3,026)	(2,442)	—	(12,721)
Other (expense) income, net	—	(1,822)	3,555	—	1,733
Earnings before income taxes	123,715	146,949	137,120	(225,384)	182,400
Provision for income taxes	2,556	(15,524)	(42,902)	—	(55,870)
Net earnings, including noncontrolling interests	126,271	131,425	94,218	(225,384)	126,530
Less: Net earnings attributable to noncontrolling interests	—	—	(259)	—	(259)
Net earnings attributable to Flowserve Corporation	$126,271	$131,425	$93,959	$(225,384)	$126,271
Comprehensive income attributable to Flowserve Corporation	$164,861	$169,865	$129,539	$(299,404)	$164,861

	Three Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$444,206	$807,668	$(85,951)	$1,165,923
Cost of sales	—	(290,892)	(571,378)	85,951	(776,319)
Gross profit	—	153,314	236,290	—	389,604
Selling, general and administrative expense	325	(95,054)	(133,068)	—	(227,797)
Net earnings from affiliates	—	1,199	2,700	—	3,899
Net earnings from consolidated subsidiaries, net of tax	109,165	60,848	—	(170,013)	—
Operating income	109,490	120,307	105,922	(170,013)	165,706
Interest expense, net	(4,428)	(4,958)	(2,550)	—	(11,936)
Other expense, net	—	(1,176)	(7,991)	—	(9,167)
Earnings before income taxes	105,062	114,173	95,381	(170,013)	144,603
Provision for income taxes	1,234	(5,008)	(33,995)	—	(37,769)
Net earnings, including noncontrolling interests	106,296	109,165	61,386	(170,013)	106,834
Less: Net earnings attributable to noncontrolling interests	—	—	(538)	—	(538)
Net earnings attributable to Flowserve Corporation	$106,296	$109,165	$60,848	$(170,013)	$106,296
Comprehensive income attributable to Flowserve Corporation	$138,170	$140,824	$90,871	$(231,695)	$138,170

	Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,423,260	$2,415,936	$(274,017)	$3,565,179
Cost of sales	—	(921,473)	(1,700,099)	274,017	(2,347,555)
Gross profit	—	501,787	715,837	—	1,217,624
Selling, general and administrative expense	(2,520)	(277,228)	(426,530)	—	(706,278)
Net earnings from affiliates	—	966	35,077	—	36,043
Net earnings from consolidated subsidiaries, net of tax	360,756	219,391	—	(580,147)	—
Operating income	358,236	444,916	324,384	(580,147)	547,389
Interest expense, net	(20,987)	(8,785)	(7,613)	—	(37,385)
Other expense, net	—	(5,203)	(3,476)	—	(8,679)
Earnings before income taxes	337,249	430,928	313,295	(580,147)	501,325
Provision for income taxes	7,200	(70,172)	(92,026)	—	(154,998)
Net earnings, including noncontrolling interests	344,449	360,756	221,269	(580,147)	346,327
Less: Net earnings attributable to noncontrolling interests	—	—	(1,878)	—	(1,878)
Net earnings attributable to Flowserve Corporation	$344,449	$360,756	$219,391	$(580,147)	$344,449
Comprehensive income attributable to Flowserve Corporation	$325,981	$341,344	$196,768	$(538,112)	$325,981

	Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,337,117	$2,343,241	$(257,230)	$3,423,128
Cost of sales	—	(880,848)	(1,666,121)	257,230	(2,289,739)
Gross profit	—	456,269	677,120	—	1,133,389
Selling, general and administrative expense	(2,655)	(290,428)	(380,495)	—	(673,578)
Net earnings from affiliates	—	3,154	10,060	—	13,214
Net earnings from consolidated subsidiaries, net of tax	312,681	195,451	—	(508,132)	—
Operating income	310,026	364,446	306,685	(508,132)	473,025
Interest expense, net	(5,776)	(14,334)	(9,039)	—	(29,149)
Other income (expense), net	—	673	(22,824)	—	(22,151)
Earnings before income taxes	304,250	350,785	274,822	(508,132)	421,725
Provision for income taxes	2,487	(38,104)	(77,247)	—	(112,864)
Net earnings, including noncontrolling interests	306,737	312,681	197,575	(508,132)	308,861
Less: Net earnings attributable to noncontrolling interests	—	—	(2,124)	—	(2,124)
Net earnings attributable to Flowserve Corporation	$306,737	$312,681	$195,451	$(508,132)	$306,737
Comprehensive income attributable to Flowserve Corporation	$317,407	$323,427	$202,268	$(525,695)	$317,407

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,386	$—	$112,365	$—	$113,751
Accounts receivable, net	—	238,870	850,878	—	1,089,748
Intercompany receivables	6,705	146,233	51,796	(204,734)	—
Inventories, net	—	405,711	778,477	—	1,184,188
Other current assets, net	1,701	123,259	114,004	—	238,964
Total current assets	9,792	914,073	1,907,520	(204,734)	2,626,651
Property, plant and equipment, net	—	203,338	475,596	—	678,934
Goodwill	—	671,858	386,944	—	1,058,802
Intercompany receivables	462,500	9,503	202,495	(674,498)	—
Investment in consolidated subsidiaries	2,409,231	1,736,471	—	(4,145,702)	—
Other assets, net	12,603	178,996	140,208	—	331,807
Total assets	$2,894,126	$3,714,239	$3,112,763	$(5,024,934)	$4,696,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$143,513	$351,782	$—	$495,295
Intercompany payables	69	58,432	146,233	(204,734)	—
Accrued liabilities	6,999	229,263	586,152	—	822,414
Debt due within one year	236,000	10	32,924	—	268,934
Deferred taxes	—	—	7,606	—	7,606
Total current liabilities	243,068	431,218	1,124,697	(204,734)	1,594,249
Long-term debt due after one year	838,247	—	977	—	839,224
Intercompany payables	1,144	663,850	9,504	(674,498)	—
Retirement obligations and other liabilities	7,010	209,940	235,304	—	452,254
Total liabilities	1,089,469	1,305,008	1,370,482	(879,232)	2,885,727
Total Flowserve Corporation shareholders’ equity	1,804,657	2,409,231	1,736,471	(4,145,702)	1,804,657
Noncontrolling interest	—	—	5,810	—	5,810
Total equity	1,804,657	2,409,231	1,742,281	(4,145,702)	1,810,467
Total liabilities and equity	$2,894,126	$3,714,239	$3,112,763	$(5,024,934)	$4,696,194

	December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,609	$—	$301,643	$—	$304,252
Accounts receivable, net	—	255,164	848,560	—	1,103,724
Intercompany receivables	—	157,447	42,836	(200,283)	—
Inventories, net	—	382,360	704,303	—	1,086,663
Other current assets, net	1,967	123,152	120,458	—	245,577
Total current assets	4,576	918,123	2,017,800	(200,283)	2,740,216
Property, plant and equipment, net	—	204,032	450,147	—	654,179
Goodwill	—	671,858	381,994	—	1,053,852
Intercompany receivables	462,500	10,363	85,316	(558,179)	—
Investment in consolidated subsidiaries	2,321,597	1,604,462	—	(3,926,059)	—
Other assets, net	14,879	175,771	172,061	—	362,711
Total assets	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$158,028	$458,872	$—	$616,900
Intercompany payables	35	42,801	157,447	(200,283)	—
Accrued liabilities	11,610	314,162	580,821	—	906,593
Debt due within one year	25,000	5	34,473	—	59,478
Deferred taxes	—	—	7,654	—	7,654
Total current liabilities	36,645	514,996	1,239,267	(200,283)	1,590,625
Long-term debt due after one year	868,124	20	972	—	869,116
Intercompany payables	1,144	546,672	10,363	(558,179)	—
Retirement obligations and other liabilities	7,420	201,324	247,998	—	456,742
Total liabilities	913,333	1,263,012	1,498,600	(758,462)	2,916,483
Total Flowserve Corporation shareholders’ equity	1,890,219	2,321,597	1,604,462	(3,926,059)	1,890,219
Noncontrolling interest	—	—	4,256	—	4,256
Total equity	1,890,219	2,321,597	1,608,718	(3,926,059)	1,894,475
Total liabilities and equity	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$245,150	$138,849	$(26,091)	$(249,020)	$108,888
Cash flows — Investing activities:
Capital expenditures	—	(27,827)	(66,875)	—	(94,702)
Payments for acquisitions, net of cash acquired	—	—	(10,143)	—	(10,143)
Intercompany loan proceeds	—	911	56,333	(57,244)	—
Intercompany loan payments	—	(52)	(173,511)	173,563	—
Proceeds from disposition of assets	—	93	876	—	969
Affiliate investment activity, net	—	—	46,240	—	46,240
Net cash flows used by investing activities	—	(26,875)	(147,080)	116,319	(57,636)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,265	1,839	—	10,104
Payments on long-term debt	(15,000)	—	—	—	(15,000)
Short-term financing, net	196,000	—	—	—	196,000
Borrowings under other financing arrangements, net	—	(15)	(556)	—	(571)
Repurchases of common shares	(370,127)	—	—	—	(370,127)
Payments of dividends	(57,337)	—	—	—	(57,337)
Intercompany loan proceeds	—	173,511	52	(173,563)	—
Intercompany loan payments	—	(56,333)	(911)	57,244	—
Intercompany dividends	—	(237,402)	(11,618)	249,020	—
All other financing, net	91	—	(169)	—	(78)
Net cash flows used by financing activities	(246,373)	(111,974)	(11,363)	132,701	(237,009)
Effect of exchange rate changes on cash	—	—	(4,744)	—	(4,744)
Net change in cash and cash equivalents	(1,223)	—	(189,278)	—	(190,501)
Cash and cash equivalents at beginning of period	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of period	$1,386	$—	$112,365	$—	$113,751

	Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$49,256	$74,283	$50,767	$(51,742)	$122,564
Cash flows — Investing activities:
Capital expenditures	—	(25,366)	(58,814)	—	(84,180)
Payments for acquisitions, net of cash acquired	—	—	(3,996)	—	(3,996)
Intercompany loan proceeds	—	7,869	—	(7,869)	—
Intercompany loan payments	—	(26,648)	—	26,648	—
Intercompany return of capital	—	1,982	—	(1,982)	—
Intercompany capital contribution	—	(483)	—	483	—
Proceeds from disposition of assets	—	87	11,386	—	11,473
Affiliate investment activity, net	—	—	(3,825)	—	(3,825)
Net cash flows used by investing activities	—	(42,559)	(55,249)	17,280	(80,528)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,837	2,219	—	11,056
Payments on long-term debt	(475,000)	—	—	—	(475,000)
Proceeds from issuance of senior notes	498,075	—	—	—	498,075
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Borrowings under other financing arrangements, net	9	171	114	—	294
Repurchases of common shares	(533,864)	—	—	—	(533,864)
Payments of dividends	(55,569)	—	—	—	(55,569)
Payment of deferred loan costs	(9,657)	—	—	—	(9,657)
Intercompany loan proceeds	—	—	26,648	(26,648)	—
Intercompany loan payments	—	—	(7,869)	7,869	—
Intercompany distributions of capital	—	—	(1,982)	1,982	—
Intercompany capital contribution	—	—	483	(483)	—
Intercompany dividends	—	(40,732)	(11,010)	51,742	—
All other financing, net	250	—	(498)	—	(248)
Net cash flows (used) provided by financing activities	(175,756)	(31,724)	8,105	34,462	(164,913)
Effect of exchange rate changes on cash	—	—	2,941	—	2,941
Net change in cash and cash equivalents	(126,500)	—	6,564	—	(119,936)
Cash and cash equivalents at beginning of period	150,308	—	187,048	—	337,356
Cash and cash equivalents at end of period	$23,808	$—	$193,612	$—	$217,420

7.	Fair Value
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments and certain equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 4. The fair value measurements of our investments in equity securities are determined using quoted market prices and are classified as Level I. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations.
The fair value of our debt, excluding the Senior Notes, was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5 and, except for the Senior Notes, approximates fair value. The estimated fair value of our Senior Notes at September 30, 2013 was $473.1 million compared to the carrying value of $498.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at September 30, 2013 and December 31, 2012.

8.	Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2013	2012
Raw materials	$379,993	$351,705
Work in process	858,773	798,662
Finished goods	314,122	288,160
Less: Progress billings	(288,678)	(275,611)
Less: Excess and obsolete reserve	(80,022)	(76,253)
Inventories, net	$1,184,188	$1,086,663

9.	Equity Method Investments
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
As discussed in Note 2, effective March 28, 2013, we and our joint venture partner agreed to exit our AIL joint venture, a manufacturer of integrated industrial valves in India. Prior to these transactions, our 50% interest was recorded using the equity method of accounting. As of September 30, 2013, we had investments in seven joint ventures (one located in each of India, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in China) that were accounted for using the equity method.

10.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2013	2012
Net earnings of Flowserve Corporation	$126,271	$106,296
Dividends on restricted shares not expected to vest	3	4
Earnings attributable to common and participating shareholders	$126,274	$106,300
Weighted average shares:
Common stock	139,689	152,119
Participating securities	676	792
Denominator for basic earnings per common share	140,365	152,911
Effect of potentially dilutive securities	720	944
Denominator for diluted earnings per common share	141,085	153,855
Earnings per common share:
Basic	$0.90	$0.70
Diluted	0.90	0.69

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2013	2012
Net earnings of Flowserve Corporation	$344,449	$306,737
Dividends on restricted shares not expected to vest	10	11
Earnings attributable to common and participating shareholders	$344,459	$306,748
Weighted average shares:
Common stock	141,641	158,650
Participating securities	708	786
Denominator for basic earnings per common share	142,349	159,436
Effect of potentially dilutive securities	850	1,145
Denominator for diluted earnings per common share	143,199	160,581
Earnings per common share:
Basic	$2.42	$1.92
Diluted	2.41	1.91
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For the three and nine months ended both September 30, 2013 and 2012, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment. Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers or other companies for our estimated recovery, to the extent we believe that the amounts of recovery are probable and not otherwise in dispute. Although infrequent, from time to time we have tried cases, one of which resulted in an unfavorable ruling during the quarter. The impact of the verdict is not material, and we intend to vigorously contest the ruling. We established a loss reserve and related insurance receivable based on the reasonably estimable and probable outcome of the case. While unfavorable rulings, judgments or settlement terms regarding these matters could have a material adverse impact on our business, financial condition, results of operations and cash flows, we currently believe the likelihood is remote.
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

12.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2013 and 2012 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2013	2012	2013	2012	2013	2012
Service cost	$5.4	$5.3	$1.7	$1.2	$—	$—
Interest cost	3.7	4.1	3.3	3.4	0.3	0.4
Expected return on plan assets	(4.8)	(5.3)	(2.4)	(2.1)	—	—
Amortization of prior service benefit	—	(0.3)	0.1	—	—	—
Amortization of unrecognized net loss (gain)	3.8	3.1	1.7	0.9	(0.4)	(0.4)
Net periodic cost (benefit) recognized	$8.1	$6.9	$4.4	$3.4	$(0.1)	$—
Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2013 and 2012 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2013	2012	2013	2012	2013	2012
Service cost	$17.6	$15.9	$5.1	$3.5	$—	$—
Interest cost	11.3	12.3	10.1	10.1	0.8	1.1
Expected return on plan assets	(15.0)	(15.9)	(7.1)	(6.3)	—	—
Amortization of prior service benefit	—	(0.9)	0.1	—	—	—
Amortization of unrecognized net loss (gain)	10.7	9.2	5.0	2.9	(1.0)	(1.2)
Net periodic cost (benefit) recognized	$24.6	$20.6	$13.2	$10.2	$(0.2)	$(0.1)

13.	Shareholders’ Equity
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
Dividends – On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.12 per share to $0.14 per share, as adjusted for the stock split, payable quarterly beginning on April 12, 2013. Generally, our dividend date-of-record is in the last month of the quarter and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
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
On a post-split basis, we repurchased 1,115,276 shares of our outstanding common stock for $63.8 million, and 2,478,246 shares for $101.0 million, during the three months ended September 30, 2013 and 2012, respectively. We repurchased 6,876,380 shares of our outstanding common stock for $370.1 million, and 12,954,255 shares for $473.9 million, during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we have $472.6 million of remaining capacity under our current share repurchase program.

14.	Income Taxes
For the three months ended September 30, 2013, we earned $182.4 million before taxes and provided for income taxes of $55.9 million, resulting in an effective tax rate of 30.6%. For the nine months ended September 30, 2013, we earned $501.3 million before taxes and provided for income taxes of $155.0 million resulting in an effective tax rate of 30.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2013 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2013, primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our equity investment in the AIL joint venture discussed in Note 2.
For the three months ended September 30, 2012, we earned $144.6 million before taxes and provided for income taxes of $37.8 million, resulting in an effective tax rate of 26.1%. For the nine months ended September 30, 2012, we earned $421.7 million before taxes and provided for income taxes of $112.9 million, resulting in an effective tax rate of 26.8%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2012 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
As of September 30, 2013, the amount of unrecognized tax benefits increased by $0.5 million from December 31, 2012. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2011, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, Canada, Finland, Germany, India, Italy, Singapore, the U.S. and Venezuela.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$634,402	$201,914	$392,741	$1,229,057	$—	$1,229,057
Intersegment sales	16,949	20,510	1,617	39,076	(39,076)	—
Segment operating income	114,004	25,234	76,700	215,938	(22,550)	193,388

Three Months Ended September 30, 2012
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$551,589	$221,787	$392,547	$1,165,923	$—	$1,165,923
Intersegment sales	15,898	21,770	2,160	39,828	(39,828)	—
Segment operating income	87,019	26,615	68,313	181,947	(16,241)	165,706

Nine Months Ended September 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,765,783	$615,094	$1,184,302	$3,565,179	$—	$3,565,179
Intersegment sales	50,209	57,514	5,257	112,980	(112,980)	—
Segment operating income	296,794	77,070	236,736	610,600	(63,211)	547,389

Nine Months Ended September 30, 2012
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,641,925	$627,522	$1,153,681	$3,423,128	$—	$3,423,128
Intersegment sales	47,027	60,900	6,457	114,384	(114,384)	—
Segment operating income	274,249	67,796	184,359	526,404	(53,379)	473,025
Engineered Product Division's ("EPD") operating income for the nine months ended September 30, 2012, included a $10.4 million gain from the sale of a manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility there later in 2012.
16. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the three months ended September 30, 2013:

(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity(2)	Total(1)

Balance - July 1, 2013	$(128,169)	$(152,130)	$221	$(280,078)
Other comprehensive income (loss) before reclassifications, net of taxes	38,581	(3,824)	172	34,929
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	3,451	(20)	3,431
Net current-period other comprehensive income (loss), net of taxes	38,581	(373)	152	38,360
Balance - September 30, 2013	$(89,588)	$(152,503)	$373	$(241,718)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.3 million and $1.1 million at July 1, 2013 and September 30, 2013, respectively. Amounts in parentheses indicate debits.

(2)
Other comprehensive loss before reclassifications, net of taxes was $22,000 and amounts reclassified from accumulated other comprehensive loss, net of taxes was $237,000 for the three months ended September 30, 2012 for cash flow hedging activity.

The following table presents the reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2013:

(Amounts in thousands)	Amount reclassified from accumulated other comprehensive loss (1)	Affected line item in the statement of income

Cash flow hedging activity
Interest rate swaps	$32	Interest expense
	(12)	Tax benefit
	$20	Net of tax

Pension and other postretirement effects
Amortization of actuarial losses	$(5,108)	(2)
	1,657	Tax benefit
	$(3,451)	Net of tax
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013:

(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity(2)	Total(1)

Balance - January 1, 2013	$(61,083)	$(161,757)	$(254)	$(223,094)
Other comprehensive (loss) income before reclassifications, net of taxes	(29,722)	(699)	373	(30,048)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	1,217	9,953	254	11,424
Net current-period other comprehensive (loss) income, net of taxes	(28,505)	9,254	627	(18,624)
Balance - September 30, 2013	$(89,588)	$(152,503)	$373	$(241,718)

_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million and $1.1 million at January 1, 2013 and September 30, 2013, respectively. Amounts in parentheses indicate debits.

(2)
Other comprehensive loss before reclassifications, net of taxes was $725,000 and amounts reclassified from accumulated other comprehensive loss, net of taxes was $636,000 for the nine months ended September 30, 2012 for cash flow hedging activity.

The following table presents the reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013:

(Amounts in thousands)	Amount reclassified from accumulated other comprehensive loss (1)	Affected line item in the statement of income
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	$(1,217)	Net earnings from affiliates
	—	Tax (expense) benefit
	$(1,217)	Net of tax

Cash flow hedging activity
Interest rate swaps	$(406)	Interest expense
	152	Tax benefit
	$(254)	Net of tax

Pension and other postretirement effects
Amortization of actuarial losses	$(14,709)	(2)
	4,756	Tax benefit
	$(9,953)	Net of tax

_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
At September 30, 2013, we expect to recognize losses of $0.4 million, net of deferred taxes, into earnings in the next twelve months related to interest rate swap agreements based on their fair values at September 30, 2013.

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

EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 18,000 employees in more than 50 countries.
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
During the third quarter of 2013, we experienced an increase in bookings despite continuing to operate in a competitive economic environment with global macroeconomic uncertainty. Although the markets produced no large original equipment project orders in the quarter, the original equipment market showed strength, particularly in the power generation and chemical industries. From a geographical standpoint, we saw continued strengthening in North America, Europe and Asia Pacific.

Although some of our refining customers have deferred some scheduled maintenance since late in 2012 due to strong margins, we continue to experience favorable conditions in our aftermarket business, which has been driven by our customers' need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities through our integrated solutions offerings. Our pursuit of major capital projects globally and our investments in localized customer service remain key components of our long-term growth strategy, and also provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers' operations through our QRC network has enabled us to grow our market share in the aftermarket portion of our business.
We believe that with our customer relationships, global presence and highly-regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face ongoing challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2013 and 2012
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FCD sold its equity interest in the AIL joint venture and acquired AIL's plug valve manufacturing business in an asset purchase for cash, effective March 28, 2013. No pro forma information has been provided for the acquisition due to immateriality.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2013	2012
Bookings	$1,229.8	$1,186.1
Sales	1,229.1	1,165.9

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
Bookings	$3,635.4	$3,635.4
Sales	3,565.2	3,423.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2013 increased by $43.7 million, or 3.7%, as compared with the same period in 2012. The increase included currency benefits of approximately $3 million and included the impact of orders in the third quarter of 2012 in excess of $90 million to supply offshore oil and gas platform equipment, primarily to an end customer in Latin America. The nonrecurrence of large orders of similar size in the third quarter of 2013 resulted in decreased customer bookings in the oil and gas industry, which were more than offset by an increase in the power generation and chemical industries. The overall increase was primarily driven by original equipment bookings.
Bookings for the nine months ended September 30, 2013 were consistent with the same period in 2012 and included negative currency effects of approximately $16 million. Increases in the chemical industry were offset by decreases in the oil and gas and water management industries. An increase in aftermarket bookings was offset by a decrease in original equipment bookings.
Sales for the three months ended September 30, 2013 increased by $63.2 million, or 5.4%, as compared with the same period in 2012. The increase included negative currency effects of approximately $11 million. Increased sales into Latin America, North America and Europe were partially offset by a decrease into the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 70% and 71% of total sales for the three months ended September 30, 2013 and 2012, respectively.
Sales for the nine months ended September 30, 2013 increased by $142.1 million, or 4.2%, as compared with the same period in 2012. The increase included negative currency effects of approximately $25 million. Increased sales into North America, Europe and Latin America were partially offset by a decrease into the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 70% of total sales for both the nine months ended September 30, 2013 and 2012.

Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,700.1 million at September 30, 2013 increased by $51.2 million, or 1.9%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $19 million. Approximately 25% of the backlog at September 30, 2013 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Gross profit	$422.7	$389.6
Gross profit margin	34.4%	33.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Gross profit	$1,217.6	$1,133.4
Gross profit margin	34.2%	33.1%

Gross profit for the three months ended September 30, 2013 increased by $33.1 million, or 8.5%, as compared with the same period in 2012. Gross profit margin for the three months ended September 30, 2013 of 34.4% increased from 33.4% for the same period in 2012. The increase was primarily attributed to the effects of lower costs as a result of operational improvements and disciplined selectivity of customer bookings, as compared with the same period in 2012. The increase was partially offset by a sales mix shift to original equipment sales. As a result of the sales mix shift, aftermarket sales decreased to approximately 38% of total sales, as compared with approximately 39% of total sales for the same period in 2012.
Gross profit for the nine months ended September 30, 2013 increased by $84.2 million, or 7.4%, as compared with the same period in 2012. Gross profit margin for the nine months ended September 30, 2013 of 34.2% increased from 33.1% for the same period in 2012. The increase was primarily attributable to our execution of operational improvements and disciplined selectivity of customer bookings. Aftermarket sales as a percent of total sales remained consistent as compared with the same period in 2012.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
SG&A	$231.6	$227.8
SG&A as a percentage of sales	18.8%	19.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
SG&A	$706.3	$673.6
SG&A as a percentage of sales	19.8%	19.7%

SG&A for the three months ended September 30, 2013 increased by $3.8 million, or 1.7%, as compared with the same period in 2012. Currency effects yielded a decrease of less than $1 million. SG&A as a percentage of sales for the three months ended September 30, 2013 decreased 70 basis points as compared with the same period in 2012 due primarily to the favorable impact of improved SG&A leverage and continued focus on cost containment, partially offset by a gain from certain legal matters in 2012 that did not recur in 2013.
SG&A for the nine months ended September 30, 2013 increased by $32.7 million, or 4.9%, as compared with the same period in 2012. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the nine months ended September 30, 2013 increased 10 basis points as compared with the same period in 2012 due primarily to a $10.4 million gain from the sale of our manufacturing facility in Brazil and a gain from certain legal matters both in 2012, neither of which recurred in 2013, substantially offset by the favorable impact of improved SG&A leverage and continued focus on cost containment.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2013	2012
Net earnings from affiliates	$2.2	$3.9

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
Net earnings from affiliates	$36.0	$13.2

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended September 30, 2013 decreased $1.7 million, or 43.6%, as compared with the same period in 2012. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 28, 2013, we sold our 50% interest in our AIL joint venture and acquired AIL's plug valve manufacturing business in India. The absence of this joint venture is the primary driver of the decrease in net earnings from affiliates for the three months ended September 30, 2013.
Net earnings from affiliates for the nine months ended September 30, 2013, increased $22.8 million or 172.7% as compared with the same period in 2012. The increase was primarily a result of the AIL transactions, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in the first quarter of 2013.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Operating income	$193.4	$165.7
Operating income as a percentage of sales	15.7%	14.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Operating income	$547.4	$473.0
Operating income as a percentage of sales	15.4%	13.8%

Operating income for the three months ended September 30, 2013 increased by $27.7 million, or 16.7%, as compared with the same period in 2012. The increase included negative currency effects of approximately $4 million. The increase was primarily a result of the $33.1 million increase in gross profit, slightly offset by the $3.8 million increase in SG&A.
Operating income for the nine months ended September 30, 2013 increased by $74.4 million, or 15.7%, as compared with the same period in 2012. The increase included negative currency effects of approximately $8 million. The increase was primarily a result of the $28.3 million in gains from our transactions concerning the AIL joint venture discussed above and the $84.2 million increase in gross profit, partially offset by the $32.7 million increase in SG&A, which includes a $10.4 million gain from the sale of our manufacturing facility in Brazil recorded in SG&A in 2012 that did not recur in 2013.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2013	2012
Interest expense	$(13.0)	$(12.1)
Interest income	0.3	0.2

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
Interest expense	$(38.3)	$(29.9)
Interest income	0.9	0.7

Interest expense for the three and nine months ended September 30, 2013 increased by $0.9 million and $8.4 million, respectively, as compared with the same periods in 2012. The increase was primarily attributable to interest expense associated with our Senior Notes, which were issued in the third quarter of 2012, and our increased short-term borrowings as compared to the same periods in 2012. Approximately 45% of our Term Loan Facility was at fixed interest rates at September 30, 2013, including the effects of $170.0 million of notional interest rate swaps.

Interest income for the three and nine months ended September 30, 2013 was consistent with the same periods in 2012.
Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2013	2012
Other income (expense), net	$1.7	$(9.2)

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
Other expense, net	$(8.7)	$(22.2)

Other income, net for the three months ended September 30, 2013 increased $10.9 million from other expense, net of $9.2 million for the same period in 2012, primarily due to a $5.6 million decrease in losses arising from transactions in currencies other than our sites’ functional currencies and a $4.7 million decrease in losses on foreign exchange contracts. The change is primarily due to the foreign currency exchange rate movements of the Euro, Mexican peso and Indian rupee in relation to the U.S. dollar during the three months ended September 30, 2013, as compared with the same period in 2012.
Other expense, net for the nine months ended September 30, 2013 decreased $13.5 million, as compared with the same period in 2012, primarily due to a $10.3 million decrease in losses arising from transactions in currencies other than our sites’ functional currencies. The change is primarily driven by the foreign exchange rate movements of the Euro, Mexican peso and Singapore dollar in relation to the U.S. dollar during the nine months ended September 30, 2013, as compared with the same period in 2012.
Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Provision for income taxes	$55.9	$37.8
Effective tax rate	30.6%	26.1%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Provision for income taxes	$155.0	$112.9
Effective tax rate	30.9%	26.8%

Our effective tax rate of 30.6% for the three months ended September 30, 2013 increased from 26.1% for the same period in 2012. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2013 primarily due to the net impact of foreign operations.
Our effective tax rate of 30.9% for the nine months ended September 30, 2013 increased from 26.8% for the same period in 2012. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2013 primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our equity investment in the AIL joint venture discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Other Comprehensive Income

	Three Months Ended September 30,
(Amounts in millions)	2013	2012
Other comprehensive income	$38.4	$32.0

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
Other comprehensive (loss) income	$(18.6)	$10.7

Other comprehensive income for the three months ended September 30, 2013 increased $6.4 million as compared with the same period in 2012. The increase was primarily due to the increased weakening of the U.S. dollar versus the Euro during the three months ended September 30, 2013, as compared with the same period in 2012.
Other comprehensive (loss) income for the nine months ended September 30, 2013 decreased $29.3 million to loss of $18.6 million as compared with the same period in 2012. The decrease was primarily due to the strengthening of the U.S. dollar versus the Indian rupee, Mexican peso, Argentinian peso and British pound during the nine months ended September 30, 2013, as compared with the same period in 2012.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$665.3	$553.7
Sales	651.4	567.5
Gross profit	219.2	192.3
Gross profit margin	33.7%	33.9%
Segment operating income	114.0	87.0
Segment operating income as a percentage of sales	17.5%	15.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$1,845.5	$1,818.2
Sales	1,816.0	1,689.0
Gross profit	617.4	571.4
Gross profit margin	34.0%	33.8%
Segment operating income	296.8	274.2
Segment operating income as a percentage of sales	16.3%	16.2%

Bookings for the three months ended September 30, 2013 increased by $111.6 million, or 20.2%, as compared with the same period in 2012. The increase included negative currency effects of approximately $4 million. The increase in customer bookings was primarily driven by the power generation, oil and gas and chemical industries. Customer bookings increased $45.2 million into Asia Pacific, $32.2 million into the Middle East, $14.5 million into Europe and $14.7 million into North America. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $4.7 million.
Bookings for the nine months ended September 30, 2013 increased by $27.3 million, or 1.5%, as compared with the same period in 2012. The increase included negative currency effects of approximately $22 million. The increase in customer bookings was primarily driven by the power generation, general and chemical industries, partially offset by the water management industry. Increased customer bookings of $9.7 million into North America, $7.0 million into Latin America, and $9.2 million into Africa were partially offset by a decrease of $6.9 million into Asia Pacific. The increase was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $2.3 million.
Sales for the three months ended September 30, 2013 increased $83.9 million, or 14.8%, as compared with the same period in 2012. The increase included negative currency effects of approximately $17 million. The increase was primarily driven by increased original equipment sales, resulting from increased sales of $26.9 million into North America, $25.7 million into Asia Pacific, $22.5 million into Europe and $18.8 million into Latin America, partially offset by decreased sales of $9.7 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.1 million.
Sales for the nine months ended September 30, 2013 increased $127.0 million, or 7.5%, as compared with the same period in 2012. The increase included negative currency effects of approximately $28 million. The increase was primarily driven by increased original equipment sales, primarily resulting from increased customer sales of $60.3 million into Asia Pacific, $58.0 million into North America, $29.1 million into Europe and $22.9 million into Africa, partially offset by decreased sales of $58.6 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $3.2 million.
Gross profit for the three months ended September 30, 2013 increased by $26.9 million, or 14.0%, as compared with the same period in 2012. Gross profit margin for the three months ended September 30, 2013 of 33.7% decreased from 33.9% for the same period in 2012. The decrease was attributable to a less favorable sales mix between original equipment and aftermarket, partially offset by the effects of lower costs associated with operational execution improvements, and to a lesser extent, fewer lower margin projects that shipped from backlog.
Gross profit for the nine months ended September 30, 2013 increased by $46.0 million, or 8.1%, as compared with the same period in 2012. Gross profit margin for the nine months ended September 30, 2013 of 34.0% increased from 33.8% for the same period in 2012. The increase was attributable to the effects of lower costs associated with our execution of operational improvements and to a lesser extent, fewer lower margin projects that shipped from backlog, partially offset by a sales mix shift to lower margin original equipment sales.
Operating income for the three months ended September 30, 2013 increased by $27.0 million, or 31.0%, as compared with the same period in 2012. The increase included negative currency effects of approximately $5 million. The increase was due primarily to the increase in gross profit. SG&A for the three months ended September 30, 2013 was comparable to the same period in 2012 due primarily to improved SG&A leverage and continued focus on cost containment.
Operating income for the nine months ended September 30, 2013 increased by $22.6 million, or 8.2%, as compared with the same period in 2012. The increase included negative currency effects of approximately $5 million. The increase was due primarily to the $46.0 million increase in gross profit, partially offset by increased SG&A of $19.6 million. The increase in SG&A was due in part to increased bad debt expense related to certain customers and included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in 2012 that did not recur in 2013.
Backlog of $1,411.8 million at September 30, 2013 decreased by $11.5 million, or 0.8%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $19.2 million. Backlog at September 30, 2013 and December 31, 2012 included $17.6 million and $21.4 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$228.5	$283.5
Sales	222.4	243.6
Gross profit	56.8	59.1
Gross profit margin	25.5%	24.3%
Segment operating income	25.2	26.6
Segment operating income as a percentage of sales	11.3%	10.9%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$643.3	$758.1
Sales	672.6	688.4
Gross profit	172.0	164.6
Gross profit margin	25.6%	23.9%
Segment operating income	77.1	67.8
Segment operating income as a percentage of sales	11.5%	9.8%

Bookings for the three months ended September 30, 2013 decreased by $55.0 million, or 19.4%, as compared with the same period in 2012. This decrease included currency benefits of approximately $3 million and included the impact of orders in the third quarter of 2012 in excess of $90 million to supply offshore oil and gas platform equipment primarily to an end customer in Latin America. The nonrecurrence of large orders of similar size in the third quarter of 2013 resulted in decreased customer bookings in the oil and gas industry, which were partially offset by an increase in the power generation industry. Decreased bookings of $74.4 million into Latin America were partially offset by an increase of $8.7 million into Europe and $7.5 million into Asia Pacific. The decrease was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) remained consistent with the same period in 2012.
Bookings for the nine months ended September 30, 2013 decreased by $114.8 million, or 15.1%, as compared with the same period in 2012. This decrease included currency benefits of approximately $2 million. The decrease included the impact of orders in the third quarter of 2012 in excess of $90 million to supply offshore oil and gas platform equipment primarily to an end customer in Latin America. The nonrecurrence of large orders of similar size in 2013 resulted in decreased customer bookings in the oil and gas and general industries, partially offset by an increase in the power generation industry. Bookings decreased $85.9 million into Latin America, $16.3 million into Asia Pacific and $6.7 million into the Middle East. The decrease was driven primarily by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $9.3 million.
Sales for the three months ended September 30, 2013 decreased by $21.2 million, or 8.7%, as compared with the same period in 2012. The decrease included currency benefits of approximately $2 million. The decrease was primarily driven by decreased customer original equipment sales. Decreased sales of $11.1 million into the Middle East, $9.6 million into Asia Pacific and $7.5 million into North America were partially offset by increased sales of $9.7 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.3 million.
Sales for the nine months ended September 30, 2013 decreased by $15.8 million, or 2.3%, as compared with the same period in 2012. The decrease included currency benefits of less than $1 million. The decrease in customer sales was primarily driven by aftermarket sales. Decreased sales of $17.7 million into the Middle East, $17.3 million into Asia Pacific and $14.3 million into Europe were partially offset by increased sales of $30.6 million into Latin America and $4.1 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.4 million.
Gross profit for the three months ended September 30, 2013 decreased by $2.3 million, or 3.9%, as compared with the same period in 2012. Gross profit margin for the three months ended September 30, 2013 of 25.5% increased from 24.3% for the same period in 2012. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements.
Gross profit for the nine months ended September 30, 2013 increased by $7.4 million, or 4.5%, as compared with the same period in 2012. Gross profit margin for the nine months ended September 30, 2013 of 25.6% increased from 23.9% for the same period in 2012. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements, partially offset by a sales mix shift to lower margin customer original equipment.

Operating income for the three months ended September 30, 2013 decreased by $1.4 million, or 5.3%, as compared with the same period in 2012. The decrease included currency benefits of approximately $1 million. The decrease was primarily due to the $2.3 million decrease in gross profit, partially offset by a decrease in SG&A of less than $1 million.
Operating income for the nine months ended September 30, 2013 increased by $9.3 million, or 13.7%, as compared with the same period in 2012. The increase included currency benefits of approximately $1 million. The increase was due to the $7.4 million increase in gross profit and a $1.9 million decrease in SG&A.
Backlog of $561.5 million at September 30, 2013 decreased by $31.5 million, or 5.3%, as compared with December 31, 2012. Currency effects provided an increase of approximately $3 million. Backlog at September 30, 2013 and December 31, 2012 included $33.8 million and $40.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$373.2	$381.4
Sales	394.4	394.7
Gross profit	147.4	139.6
Gross profit margin	37.4%	35.4%
Segment operating income	76.7	68.3
Segment operating income as a percentage of sales	19.4%	17.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2013	2012
Bookings	$1,250.8	$1,173.0
Sales	1,189.6	1,160.1
Gross profit	428.4	399.1
Gross profit margin	36.0%	34.4%
Segment operating income	236.7	184.4
Segment operating income as a percentage of sales	19.9%	15.9%

Bookings for the three months ended September 30, 2013 decreased $8.2 million, or 2.1%, as compared with the same period in 2012. The decrease included currency benefits of approximately $4 million. The decrease in customer bookings was primarily attributable to the oil and gas and general industries, partially offset by an increase in the chemical industry. Decreased customer bookings of $8.8 million into Europe, $6.6 million into Asia Pacific and $2.7 million into North America were partially offset by an increase of $9.7 million into Africa. The decrease was primarily driven by decreased customer aftermarket bookings.
Bookings for the nine months ended September 30, 2013 increased $77.8 million, or 6.6%, as compared with the same period in 2012. The increase included currency benefits of approximately $4 million. The increase in customer bookings was primarily attributable to the oil and gas, general and chemical industries, partially offset by a decrease in the power generation industry. Increased customer bookings of $40.4 million into Latin America, $32.1 million into North America, $17.1 million into Europe, $8.5 million into Africa and $5.6 million in to Asia Pacific were partially offset by a decrease of $22.4 million into the Middle East. The increase was primarily driven by increased customer original equipment bookings.
Sales for the three months ended September 30, 2013 decreased $0.3 million, or 0.1%, as compared with the same period in 2012. The decrease included currency benefits of approximately $4 million. Decreased sales of $18.8 million into Asia Pacific were mostly offset by an increase of $10.2 million into North America and $7.5 million into Europe.

Sales for the nine months ended September 30, 2013 increased $29.5 million, or 2.5%, as compared with the same period in 2012. The increase included currency benefits of approximately $2 million. The increase was primarily driven by customer aftermarket sales and growth in the oil and gas and power generation industries. Increased sales of $26.6 million into the Middle East, $25.8 million into North America and $10.8 million into Europe were partially offset by a decrease of $22.3 million into Asia Pacific and $14.0 million into Latin America.
Gross profit for the three months ended September 30, 2013 increased $7.8 million, or 5.6%, as compared with the same period in 2012. Gross profit margin for the three months ended September 30, 2013 of 37.4% increased from 35.4% for the same period in 2012. The increase was attributable to a shift in product line mix, continued traction of low cost sourcing and cost control initiatives.
Gross profit for the nine months ended September 30, 2013 increased by $29.3 million, or 7.3%, as compared with the same period in 2012. Gross profit margin for the nine months ended September 30, 2013 of 36.0% increased from 34.4% for the same period in 2012. The increase was attributable to a more favorable sales mix between original equipment and aftermarket, a shift in product line mix and continued traction of low cost sourcing and cost control initiatives.
Operating income for the three months ended September 30, 2013 increased by $8.4 million, or 12.3%, as compared with the same period in 2012. The increase included negative currency effects of less than $1 million. The increase was primarily attributable to the $7.8 million improved gross profit.
Operating income for the nine months ended September 30, 2013 increased by $52.3 million, or 28.4%, as compared with the same period in 2012. The increase included negative currency effects of approximately $4 million. The increase was primarily attributable to the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, and the $29.3 million increase in gross profit, partially offset by a $3.7 million increase in SG&A.
Backlog of $781.1 million at September 30, 2013 increased by $57.2 million, or 7.9%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $3 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
Net cash flows provided by operating activities	$108.9	$122.6
Net cash flows used by investing activities	(57.6)	(80.5)
Net cash flows used by financing activities	(237.0)	(164.9)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2013 was $113.8 million, as compared with $304.3 million at December 31, 2012.
Our cash balance decreased by $190.5 million to $113.8 million as of September 30, 2013 as compared with December 31, 2012. The cash used in the first nine months of 2013 included $370.1 million of share repurchases, $94.7 million in capital expenditures and $57.3 million in dividend payments, partially offset by $196.0 million in net proceeds from our short-term credit facilities.
For the nine months ended September 30, 2013, our cash provided by operating activities was $108.9 million as compared with $122.6 million for the same period in 2012, and provided cash used to support short-term and cyclical working capital needs. Working capital increased for the nine months ended September 30, 2013, due primarily to higher inventory of $101.7 million and lower accounts payable of $127.0 million. Working capital increased for the nine months ended September 30, 2012, due primarily to higher inventory of $149.3 million and lower accounts payable of $75.2 million.
Decreases in accounts receivable provided $10.8 million of cash flow for the nine months ended September 30, 2013 as compared with a cash use of $45.6 million for the same period in 2012. As of September 30, 2013, our days’ sales outstanding ("DSO") was 80 days as compared with 85 days as of September 30, 2012. For reference purposes based on 2013 sales, an improvement of one day could provide approximately $17 million in cash flow. Increases in inventory used $101.7 million of cash flow for the nine months ended September 30, 2013 as compared with a cash use of $149.3 million for the same period in 2012.

Inventory turns were 2.7 times as of both September 30, 2013 and 2012. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2013 data, an improvement of one-tenth of a turn could yield approximately $32 million in cash flow. Decreases in accounts payable used $127.0 million of cash flow for the nine months ended September 30, 2013 as compared with a cash use of $75.2 million for the same period in 2012.
Cash flows used by investing activities during the nine months ended September 30, 2013 were $57.6 million as compared with $80.5 million for the same period in 2012. Capital expenditures during the nine months ended September 30, 2013 were $94.7 million, an increase of $10.5 million as compared with the same period in 2012. In 2013, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities, and total capital expenditures are expected to be between $120 million and $130 million, before consideration of any acquisition activity. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2013, we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash and acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase for cash of $10.1 million.
Cash flows used by financing activities during the nine months ended September 30, 2013 were $237.0 million as compared with $164.9 million for the same period in 2012. Cash outflows during the nine months ended September 30, 2013 resulted primarily from the repurchase of $370.1 million of common shares and $57.3 million of dividend payments, partially offset by $196.0 million in net proceeds from short-term financing. Cash outflows for the same period in 2012 resulted primarily from the repurchase of $533.9 million of common shares, $75.0 million in net payments on long-term debt and $55.6 million of dividend payments, partially offset by net proceeds of $498.1 million from the issuance of Senior Notes.
Approximately 3% of our term loan is due to mature in 2013 and approximately 11% in 2014. Our Senior Credit Facility, as amended, matures in October 2018. After the effects of $170.0 million of notional interest rate swaps, approximately 45% of our term loan was at fixed rates at September 30, 2013. As of September 30, 2013, we had available capacity of $535.6 million on our $850.0 million Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions. On October 4, 2013 our Senior Credit Facility was amended. Note 5 to our condensed consolidated financial statements included in this Quarterly Report describes the impacts of the amendment.
During the nine months ended September 30, 2013 and 2012, we contributed $20.0 million and $7 million, respectively, to our U.S. pension plan. At December 31, 2012, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently do not anticipate making any additional contributions to the U.S. pension plan in 2013. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At September 30, 2013, $111.7 million of our total cash balance of $113.8 million was held by foreign subsidiaries, $68.1 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations. However, in the event this cash is needed to fund domestic operations, we estimate the full $68.1 million could be repatriated without resulting in a material tax liability.
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
On May 31, 2012, we announced that our Board of Directors endorsed a capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle; and (ii) an expanded share repurchase program of $1.0 billion which has subsequently been completed. Our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders has been maintained following attainment of the announced target leverage ratio. On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization, which included approximately $193 million of remaining capacity under the previous $1.0 billion share repurchase authorization. As of September 30, 2013, we have $472.6 million of remaining capacity under our current share repurchase program. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
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
Financing
Credit Facilities
On October 4, 2013 we amended our existing credit agreement that provided for a $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). A discussion of our Senior Credit Facility and our European LOC facility is included in Note 5 to our condensed consolidated financial statements included in this Quarterly Report.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.
See Note 10 to our consolidated financial statements included in our 2012 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of covenants related to our European LOC and Senior Credit Facilities. We complied with all covenants through September 30, 2013.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2012 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2013, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At September 30, 2013, after the effect of interest rate swaps, we had $210.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.50%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the nine months ended September 30, 2013. At September 30, 2013 and December 31, 2012, we had $170.0 million and $275.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through May 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net income associated with foreign currency translation of $38.6 million and $31.6 million for the three months ended September 30, 2013 and 2012, respectively, and net (losses) income of $(28.5) million and $8.1 million for the nine months ended September 30, 2013 and 2012, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2013, we had a U.S. dollar equivalent of $666.6 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $608.9 million at December 31, 2012. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $1.8 million and $(8.5) million for the three months ended September 30, 2013 and 2012, respectively, and $(8.5) million and $(21.6) million for the nine months ended September 30, 2013 and 2012, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2013, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2013 would have impacted our net earnings by approximately $25 million, due primarily to the Euro, Indian Rupee and Singapore Dollar. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the quarter ended September 30, 2013, we repurchased a total of 1,115,276 shares of our common stock for $63.8 million (representing an average cost of $57.21 per share). As of September 30, 2013, we have $472.6 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	387,165		$55.62	387,165	$514.9
August 1 - 31	417,025	(1)	56.72	414,111	491.4
September 1 - 30	314,000		59.84	314,000	472.6
Total	1,118,190		$57.22	1,115,276
__________________________________

(1)
Includes 120 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $56.75, and includes 2,794 shares purchased at a price of $56.84 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	October 24, 2013	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 24, 2013	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective August 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2013).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.