Form 10-K
period 2013-12-31
FLOWSERVE CORP
filed 2014-02-18
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $6,464,000,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 12, 2014 was 137,586,959.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders scheduled to be held on May 22, 2014 is incorporated by reference into Part III hereof.

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
We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation (including nuclear, fossil and renewable) and water management, as well as certain general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting.
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2013 and 2012 consisted of:

	2013	2012
• oil and gas	41%	41%
• general industries(1)	22%	22%
• chemical	20%	19%
• power generation	13%	14%
• water management	4%	4%

(1)
General industries includes mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2013 and 2012 were as follows:

	2013	2012
• North America	34%	33%
• Europe	21%	21%
• Asia Pacific	20%	20%
• Middle East and Africa	14%	16%
• Latin America	11%	10%
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
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
Our business segments share a focus on industrial flow control technology and benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. EPD and IPD have a high number of common customers and complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. All segments share certain resources and functions, including elements of research and development ("R&D"), supply chain, safety, quality assurance and administrative functions that provide efficiencies and an overall lower cost structure.
In 2012, a unified operational leadership structure was announced resulting in the creation of a Chief Operating Officer ("COO") position. We believe this leadership structure positions the company to better leverage operational excellence, cost reduction initiatives and internal synergies across our entire operating platform to drive further growth and increase shareholders' value. Our segment leadership reports to our COO, and the segments share leadership for operational support functions such as R&D, marketing and supply chain.
Strategies
Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and leveraging the power of our portfolio of products and services. It also includes delivering specific end-user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. This objective is pursued by cultivating a corporate culture based on workplace safety for our employees, ethical and transparent business practices and a dedicated focus on serving our customers. These three pillars support a collaborative, 'One Flowserve' approach that leverages a diverse and inclusive work environment worldwide. We seek to drive increasing enterprise value by using the following strategies: disciplined profitable growth, customer intimacy, innovation and portfolio management, strategic localization, operational excellence, employee focus and sustainable business model. The key elements of these strategies are outlined below.
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
We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket parts and services business, as customers are increasingly using third-party aftermarket parts and service providers to reduce their fixed costs and improve profitability. To date, the aftermarket business has provided us with a steady source of revenues and cash flows at higher margins than are typically realized with original equipment sales. Aftermarket sales represented approximately 40% and 41% of total sales in 2013 and 2012, respectively. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and expand the aftermarket business created from our installed base.
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

Predictive diagnostics and asset management continue to be one of the key areas of effort for us across our business segments. Building on the strength of our ValveSight, Technology Advantage solutions and integration with host control systems, we have continued to deploy more diagnostics capabilities into our devices and expand on the equipment that can be monitored continuously. These capabilities continue to provide a key source of competitive advantage in the marketplace and are saving our customers time and money in keeping their operations running.
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
We believe there are attractive opportunities in international markets, particularly in Africa, China, India, Latin America, the Middle East and Russia, and we intend to continue to utilize our global presence and strategically invest to further penetrate these markets. In the aftermarket services business, we seek to strategically add QRC sites in order to provide rapid response, fast delivery and field repair on a global scale for our customers. In 2013, we added two QRCs, expanding our ability to effectively deliver aftermarket support globally.
We believe that our future success will be supported by investments made to establish indigenous operations to effectively serve the local market while taking advantage of low-cost manufacturing, competent engineering and strategic sourcing where practical. We believe that this positions us well to support our global customers from project conception through commissioning and throughout the life of their operations. For example, we are in the process of constructing a new pump manufacturing site in China that is anticipated to be operational in 2014.
We continue to develop and increase our manufacturing, engineering and sourcing functions in lower-cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value-add from our supply base of materials and components and satisfy local content requirements. In 2013, these lower-cost regions supplied our business segments with direct materials ranging from 19% to 35% of business segment spending.

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
We seek to increase our operational efficiency through our Continuous Improvement Process ("CIP") initiative, which utilizes tools such as value analysis, value engineering, six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted CIP training tailored to maximize the impact on our business. To date, we have approximately 2,100 active employees that are CIP-trained or certified as "Green Belts," "Black Belts" or "Master Black Belts," and are deployed on CIP projects throughout our operations, as well as in the front office of the business. As a result of the CIP initiative, we have developed and implemented processes at various sites to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, optimize working capital levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.
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
We also seek to improve our working capital utilization, with a particular focus on management of accounts receivable and inventory. See further discussion in the "Liquidity and Capital Resources" section of "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("Item 7") of this Annual Report.
Employee Focus
We focus on several elements in our strategic efforts to continuously enhance our organizational capability, including:

•	institutionalizing our succession planning along with our core competencies and performance management capabilities, with a focus on key positions and critical talent pools;

•
utilizing these capabilities to drive employee engagement through our training initiatives and leadership development programs and facilitate our cross-business segment and functional development assignments;

•	developing talent acquisition programs such as our engineering recruitment program to address current and future critical talent needs to support our emerging markets and global growth;

•	capturing the intellectual capital in the current workforce, disseminating it throughout our company and sharing it with customers as a competitive advantage;

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
Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2013 and current forecasts for 2014, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
In the aftermarket portion of our business, we compete against large, well-established national and global competitors and, in some markets, against regional and local companies who produce low-cost replications of spare parts. In the oil and gas and chemical industries, the primary competitors for aftermarket services tend to be customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our "N Stamp" certification, which is a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. In other industries, the competitors for aftermarket services tend to be local independent repair shops and low-cost replicators. Aftermarket competition for standardized products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.
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
New Product Development
We spent $37.8 million, $38.9 million and $35.0 million during 2013, 2012 and 2011, respectively, on company-sponsored R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe our R&D expenditures are adequate to sustain our ongoing and necessary future product development. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the "Business Segments" heading below.

Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management and general industries. We do not believe that we have sales to any individual customer that represent 10% or more of consolidated 2013 revenues. Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.
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
Employees and Labor Relations
We have approximately 18,000 employees globally. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, Sweden and the United Kingdom ("U.K."). We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2013 revenues.

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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $355.7 million in 2013, $304.5 million in 2012 and $365.8 million in 2011.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 17 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2013, 2012 and 2011.
ENGINEERED PRODUCT DIVISION
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and related equipment. The business consists of long lead time, highly-engineered, custom-configured products, which require extensive test requirements and superior project management skills, as well as aftermarket services supporting global infrastructure industries. EPD products and services are primarily used by companies that operate in the oil and gas, power generation, chemical, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.
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

EPD Services
We provide engineered aftermarket services through our global network of 127 QRCs, some of which are co-located in manufacturing facilities, in 42 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
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
We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. Application of advanced computational fluid dynamics methods utilizing unsteady flow analysis led to the development of an advanced inlet chamber and impeller vane design for high energy injection water pumps. Our engineering teams continue to apply and develop sophisticated design technology and methods supporting continuous improvement of our proven technology. Additionally, we are incentivizing our operations and tracking the R&D projects more closely, which is leading to broader engagement in developing new products.
In 2013, EPD continued to advance our Technology Advantage platform through the Integrated Solutions Organization ("ISO"). This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end-user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence. Finally, we have been exploring the "additive manufacturing" opportunities in our products and auxiliary systems.
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
EPD Backlog
EPD’s backlog of orders as of December 31, 2013 was $1,311.4 million (including $21.6 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1,400.3 million (including $21.4 million of interdivision backlog) as of December 31, 2012. We expect to ship 81% of December 31, 2013 backlog during 2014.

INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, distribute and service pre-configured engineered pumps and pump systems, including submersible motors, for industrial markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water management, power generation and general industries. Our products are currently manufactured in 13 manufacturing facilities, four of which are located in the U.S. and six in Europe. IPD operates 19 QRCs worldwide, including nine sites in Europe, four in the U.S., five in Asia Pacific and one in Latin America.
IPD Products
We manufacture approximately 40 different active types of pumps available in a wide range of metal alloys and non-metallics with a variety of configurations to meet the critical operating demands of our customers. Additionally, in the fourth quarter we acquired Innovative Mag-Drive, LLC ("Innomag"), a leader in the advanced sealless magnetic drive centrifugal pump technologies, which strengthens our offering to the chemical process industries. The following is a summary list of our IPD products and globally recognized brands:
IPD Pump Product Types

Overhung	Between Bearings
• Chemical Process ANSI and ISO	• Single Case — Axially Split
• Industrial Process	• Single Case — Radially Split
• Slurry and Solids Handling

Specialty Products	Vertical
• Molten Salt VTP Pump	• Wet Pit
• Submersible Pump	• Deep Well Submersible Motor
• Thruster	• Slurry and Solids Handling
• Geothermal Deepwell	• Sump
• Barge Pump

Positive Displacement
• Gear
IPD Brand Names

• Aldrich	• Sier Bath
• Durco	• TKL
• IDP	• Western Land Roller
• Innomag	• Worthington
• Pacific	• Worthington-Simpson
• Pleuger
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
IPD New Product Development
Our IPD development projects target product feature enhancements, design improvements and sourcing opportunities that we believe will improve the competitive position of our industrial pump product lines. We will invest in our chemical product platform to expand and enhance our products offered to the global chemical industry. Our investment in a modern multistage ring section design progressed through the year with advanced construction and prototype testing. The new design is expected to streamline our product portfolio.
We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. Successful new product release of permanent magnet motor technology in our submersible motor products demonstrated improved product efficiency. We will further our energy efficiency initiatives in response to various global governmental directives. Cost reduction projects incorporating product rationalization, value engineering, lean manufacturing and overhead reduction continue to be key drivers for IPD.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material.
IPD Customers
Our customer mix is diversified and includes leading EPC firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, chemical, water management, power generation and general industries.
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
IPD Backlog
IPD’s backlog of orders as of December 31, 2013 was $530.1 million (including $30.0 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $593.0 million (including $40.7 million of interdivision backlog) as of December 31, 2012. We expect to ship 83% of December 31, 2013 backlog during 2014.
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
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 27 principal manufacturing facilities, five of which are located in the U.S., 14 of which are located in Europe and seven of which are located in Asia Pacific. FCD operates 33 QRCs worldwide.
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
Our valve automation products encompass a broad range of pneumatic, electric, hydraulic and stored energy actuation designs to take advantage of whatever power source the customer has available. FCD’s actuation products can utilize the process fluid flowing through the pipeline as a source of power to actuate the valve. Our actuation products also cover one of the widest ranges of output torques in the industry, providing the ability to automate anything from the smallest linear globe valve to the largest multi-turn gate valve. Most importantly, FCD combines best-in-class mechanical designs with the latest in digital controls in order to provide complete integrated automation solutions that optimize the combined valve-actuator-controls package.
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
FCD Customers
Our customer mix spans several markets, including the chemical, power generation, oil and gas, water management, pulp and paper, mining and other general industries. Our product mix includes original equipment and aftermarket parts and services. FCD contracts with a variety of customers, ranging from EPC firms, to distributors, end users and other original equipment manufacturers.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2013 was $769.6 million, compared with $723.9 million as of December 31, 2012. We expect to ship 87% of December 31, 2013 backlog during 2014.
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
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industries, such as the condition of global credit and capital markets.
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
At December 31, 2013, backlog was $2.6 billion. In 2014, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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

•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•potentially negative consequences from changes in tax laws or tax examinations;
•difficulty in staffing and managing widespread operations;
•increased aging and slower collection of receivables, particularly in Latin America and other emerging markets;
•difficulty of enforcing agreements through some foreign legal systems;
•differing and, in some cases, more stringent labor regulations;
•potentially negative consequences from fluctuations in foreign currency exchange rates;
•partial or total expropriation;
•differing protection of intellectual property;
•inability to repatriate income or capital; and

•	difficulty in administering and enforcing corporate policies, which may be different than the customary business practices of local cultures.
For example, political unrest or work stoppages could negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that could be affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in the Middle East and North Africa could soften the level of capital investment and demand for our products and services.

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
A significant portion of our revenue and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which we have exposure are the Euro, British pound, Mexican peso, Brazilian real, Indian rupee, Japanese yen, Singapore dollar, Argentine peso, Canadian dollar, Australian dollar, Chinese yuan, Colombian peso, Chilean peso and South African rand. Certain of the foreign currencies to which we have exposure, such as the Venezuelan bolivar and Argentine peso, have undergone significant devaluation in the past, which can reduce the value of our local monetary assets, reduce the U.S. dollar value of our local cash flow, generate local currency losses that may impact our ability to pay future dividends from our subsidiary to the parent company and potentially reduce the U.S. dollar value of future local net income. Although we enter into forward exchange contracts to economically hedge some of our risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.
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
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts and wars, wherever located around the world. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, such as the Israeli-Hamas conflict and ongoing instability in Syria and Egypt, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions, any of which could adversely affect our business, financial condition, results of operations and cash flows.

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
As of December 31, 2013, we had approximately 18,000 employees, of which approximately 5,800 were located in the U.S. Approximately 7.5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, Sweden and the U.K. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
We maintain defined benefit pension plans that are required to be funded in the U.S., India, Japan, Mexico, The Netherlands and the U.K., and defined benefit plans that are not required to be funded in Austria, France, Germany, Italy and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. This impact may be particularly prevalent where we maintain significant concentrations of specified investments, such as the U.K. equity and fixed income securities in our non-U.S. defined benefit plans. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements.
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
In addition, the agreements governing our indebtedness impose certain operating and financial restrictions on us and somewhat limit management's discretion in operating our businesses. These agreements limit or restrict our ability, among other things, to: incur additional debt; pay dividends and make other distributions; prepay subordinated debt; make investments and other restricted payments; create liens; sell assets; and enter into transactions with affiliates.

We are also required to comply with leverage and interest coverage financial covenants and deliver to our lenders audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our principal executive offices, including our global headquarters, are located at 5215 N. O'Connor Boulevard, Suite 2300, Irving, Texas 75039. Our global headquarters is a leased facility, which we began to occupy on January 1, 2004. In September 2011, we extended our original lease term an additional 10 years to December 31, 2023. We have the option to renew the current lease for two additional five-year periods. We currently occupy 125,000 square feet at this facility.
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2013 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Square Footage
EPD
U.S.	4	725,000
Non-U.S.	14	2,361,000
IPD
U.S.	4	593,000
Non-U.S.	6	1,529,000
FCD
U.S.	5	1,027,000
Non-U.S.	13	1,762,000

We own the majority of our manufacturing facilities, and those manufacturing facilities we do not own are leased. We also maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. The majority of our manufacturing leased facilities are covered by lease agreements with terms ranging from two to seven years, with individual lease terms generally varying based on the facilities’ primary usage. We believe we will be able to extend leases on our various facilities as necessary, as they expire.

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
Market Information and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 12, 2014, our records showed 1,557 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2013	2012
First Quarter	$56.51/$49.99	$40.82/$33.63
Second Quarter	57.76/50.00	39.86/32.80
Third Quarter	63.70/53.96	45.19/35.30
Fourth Quarter	78.89/55.98	49.03/42.28

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2013 and 2012:

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 21, 2013	December 27, 2013	January 10, 2014	$0.14
August 15, 2013	September 27, 2013	October 11, 2013	0.14
May 23, 2013	July 2, 2013	July 12, 2013	0.14
February 21, 2013	March 28, 2013	April 12, 2013	0.14

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 15, 2012	December 31, 2012	January 14, 2013	$0.12
August 15, 2012	September 28, 2012	October 12, 2012	0.12
May 17, 2012	June 30, 2012	July 13, 2012	0.12
February 21, 2012	March 30, 2012	April 13, 2012	0.12
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
On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.11 per share to $0.12 per share payable beginning on April 13, 2012. On February 19, 2013, our Board of Directors authorized an increase in the payment of dividends on our common stock from $0.12 per share to $0.14 per share payable quarterly beginning on April 12, 2013. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Our credit facilities contain covenants that could restrict our ability to declare and pay dividends on our common stock. See the discussion of our credit facilities under Item 7 of this Annual Report and in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

Issuer Purchases of Equity Securities
Note 15 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase activity and payment of quarterly dividends on our common stock.
During the quarter ended December 31, 2013, we repurchased a total of 1,266,343 shares of our common stock for $88.2 million (representing $69.64 per share) under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	315,046		$62.37	315,046	$452.9
November 1 - 30	212,088	(1)	70.42	209,600	438.2
December 1 - 31	741,697		72.49	741,697	384.4
Total	1,268,831		$69.64	1,266,343

_______________________________________

(1)
Includes 2,295 shares of common stock purchased at a price of $69.20 per share by a rabbi trust that we maintain for non-employee directors who elect to defer their quarterly compensation for payment at a later date in the form of common stock. Also, includes a total of 193 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $70.54.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2008, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base Period	December 31,
Company/Index	2008	2009	2010	2011	2012	2013
Flowserve Corporation	$100.00	$186.09	$237.32	$200.28	$299.49	$486.93
S&P 500 Index	100.00	126.45	145.49	148.55	172.30	228.09
S&P 500 Industrial Machinery	100.00	139.72	189.94	172.30	219.66	320.28

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2013(a)	2012	2011(b)	2010(c)	2009(d)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$4,954,619	$4,751,339	$4,510,201	$4,032,036	$4,365,262
Gross profit	1,688,095	1,580,951	1,513,646	1,409,693	1,548,132
Selling, general and administrative expense	(966,829)	(922,125)	(914,080)	(844,990)	(934,451)
Operating income	760,283	675,778	618,677	581,352	629,517
Interest expense	(54,413)	(43,520)	(36,181)	(34,301)	(40,005)
Provision for income taxes	(204,701)	(160,766)	(158,524)	(141,596)	(156,460)
Net earnings attributable to Flowserve Corporation	485,530	448,339	428,582	388,290	427,887
Net earnings per share of Flowserve Corporation common shareholders (diluted)(e)	3.41	2.84	2.55	2.29	2.53
Cash flows from operating activities	487,759	517,130	218,213	355,775	431,277
Cash dividends declared per share	0.56	0.48	0.43	0.39	0.36
FINANCIAL CONDITION
Working capital	$1,289,283	$1,149,591	$1,158,033	$1,067,369	$1,041,239
Total assets	5,036,733	4,810,958	4,622,614	4,459,910	4,248,894
Total debt	1,200,297	928,594	505,216	527,711	566,728
Retirement obligations and other liabilities	473,894	456,742	422,470	414,272	449,691
Total equity	1,877,121	1,894,475	2,278,230	2,113,033	1,801,747
FINANCIAL RATIOS
Return on average net assets(f)	17.1%	16.5%	16.9%	17.7%	22.0%
Net debt to net capital ratio(g)	30.8%	24.8%	6.9%	-1.4%	-5.1%

_______________________________________

(a)	Results of operations in 2013 include costs of $10.7 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $7.6 million.

(b)	Results of operations in 2011 include costs of $11.9 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $8.8 million.

(c)	Results of operations in 2010 include costs of $18.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $13.4 million.

(d)	Results of operations in 2009 include costs of $68.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $49.8 million.

(e)
Retrospective adjustments were made to prior period information to conform to current period presentation. These retrospective adjustments resulted from our adoption of guidance related to the two-class method of calculating earnings per share under ASC 260, "Earnings Per Share," which was effective January 1, 2009, and the three-for-one stock split discussed in Note 15 to our consolidated financial statements included in Item 8 of this Annual Report.

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
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

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
We experienced improved bookings in 2013 as the chemical, oil and gas and general industries saw increased activity despite an environment of continued global macroeconomic uncertainty. The growth in the chemical industry was driven by Asia Pacific countries investing in their chemical processing capabilities and North America producers investing to utilize natural gas as a low-cost feedstock. We experienced a modest increase in bookings into Europe, as economic conditions in the region stabilized. In the power generation industry, we experienced a stable level of investment during 2013 due to low levels of economic growth and continued uncertainty related to environmental regulations.
In 2013, continued favorable conditions in our aftermarket business were driven by our customers' need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities through our integrated solutions offerings. Our pursuit of major capital projects globally and our investments in localized customer service remain key components of our long-term growth strategy, and also provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers' operations through our QRC network has enabled us to grow our market share in the aftermarket portion of our business.
We believe that with our customer relationships, global presence and highly-regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face ongoing challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2014" section included below in this MD&A.
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
The quick turnaround business, which we also refer to as "short-cycle," is defined as orders that are received from the customer (booked) and shipped generally within three months of receipt. These orders are typically for more standardized, general purpose products, parts or services. Each of our three business segments generate certain levels of this type of business.
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
Oil and Gas
The oil and gas industry, which represented approximately 41% of our bookings in both 2013 and 2012, experienced an increased level of capital spending in 2013 compared to the previous year due to the need to continue building infrastructure to bring future capacity on line to meet future demand expectations. The majority of investment by the major oil companies continued to focus on upstream production activities; however, there were improved levels of spending in both mid-stream pipeline and downstream refining operations, particularly in the developing markets. Refining overcapacity remained a concern throughout the year in the mature regions, as overall demand for oil remained volatile throughout the year. Aftermarket opportunities in this industry improved throughout the year in spite of deferred North American refinery maintenance activity. Our integrated solutions offering helped to offset a reduction in service-related business, as many refineries performed this work with their own personnel.
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
Chemical
The chemical industry represented approximately 20% and 19% of our bookings in 2013 and 2012, respectively. Capital spending in the chemical industry increased in 2013 with the expansion of existing facilities and the approval of new projects around the world. The Middle East and Asia have seen significant growth in chemical projects as countries in those regions try to access the higher margins available downstream in the petrochemical markets. Additionally, North America has seen a revival in the chemical industry, where shale gas has changed the economics of production allowing for a lower cost abundant feedstock to drive high value chemical projects. The aftermarket opportunities improved for the majority of the year with indications that the improvements will continue into 2014.
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
Power Generation
The power generation industry represented approximately 13% and 14% of our bookings in 2013 and 2012, respectively. In 2013, the power generation industry continued to experience some softness in capital spending in the mature regions driven by the uncertainty related to environmental regulations, as well as potential regulatory impacts to the overall civilian nuclear market. In the developing regions, capital investment remained in place driven by increased demand forecasts for electricity in countries such as China and India. Global concerns about the environment continue to support an increase in desired future capacity from renewable energy sources. The majority of the active and planned construction throughout 2013 continued to utilize designs based on fossil fuels. Natural gas increased its percentage of utilization driven by market prices for gas remaining low and relatively stable. With the potential of unconventional sources of gas, such as shale gas, the power generation industry is forecasting an increased use of this form of fuel for power generation plants.
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
Water Management
The water management industry represented approximately 4% our bookings in both 2013 and 2012. Although the water management industry displayed weakness in spending levels in 2013 as projects continued to be delayed, worldwide demand for fresh water and water treatment continues to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments.

General Industries
General industries represented, in the aggregate, approximately 22% of our bookings in both 2013 and 2012. General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2013 and 2012. General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve.
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
Effective December 10, 2013, we acquired for inclusion in Industrial Product Division ("IPD"), Innovative Mag-Drive, LLC ("Innomag"), a privately-owned, United States ("U.S.") based company specializing in advanced sealless magnetic drive centrifugal pumps in the chemical and general industries. Effective March 28, 2013, we and our joint venture partner agreed to exit our joint venture, Audco India, Limited (“AIL”), which manufactures integrated industrial valves in India. To effect the exit Flow Control Division ("FCD") acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase and sold its 50% equity interest in AIL to the joint venture partner. Effective October 28, 2011 we acquired for inclusion in EPD, Lawrence Pumps, Inc. ("LPI"), a privately-owned, U.S.-based company specializing in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. The results of operations of Innomag, AIL and LPI have been consolidated since the applicable acquisition dates. No pro forma information has been provided for these acquisitions due to immateriality. Note 2 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" ("Item 8") of this Annual Report discusses the details of these acquisitions and the exit of the joint venture.
In the fourth quarter of 2013, we initiated a realignment program that is discussed in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report. We currently expect total realignment program charges to be $15.8 million for approved plans, of which $10.7 million has been incurred through December 31, 2013. Upon completion of our realignment program, we expect annual run rate savings of approximately $10 million. Actual savings realized could vary from expected savings, which represent management's best estimate to date.
The following discussion should be read in conjunction with the “Outlook for 2014” section included in this MD&A.
Bookings and Backlog

	2013	2012	2011
	(Amounts in millions)
Bookings	$4,881.4	$4,713.5	$4,661.9
Backlog (at period end)	2,556.9	2,648.9	2,690.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from bookings. Bookings in 2013 increased by $167.9 million, or 3.6%, as compared with 2012. The increase included negative currency effects of approximately $30 million. The increase was primarily driven by the oil and gas, chemical and general industries. The increase was more heavily weighted toward original equipment bookings.
Bookings in 2012 increased by $51.6 million, or 1.1%, as compared with 2011. The increase included negative currency effects of approximately $204 million. The increase was primarily driven by the oil and gas and chemical industries, partially offset by declines in the power generation industry. The increase was more heavily weighted toward aftermarket bookings. The increase included the 2012 impact of IPD orders in excess of $90 million to supply offshore oil and gas platform equipment over the next five years and an order in 2011 in excess of $80 million to supply a variety of pumps for a refinery that did not recur in 2012.

Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.6 billion at December 31, 2013 decreased by $92.0 million, or 3.5%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $8 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 24% of backlog at December 31, 2013 and 2012 was related to aftermarket orders. Backlog of $2.6 billion at December 31, 2012 decreased by $41.2 million, or 1.5%, as compared with December 31, 2011. Currency effects provided an increase of approximately $22 million.
Sales

	2013	2012	2011
	(Amounts in millions)
Sales	$4,954.6	$4,751.3	$4,510.2

Sales in 2013 increased by $203.3 million, or 4.3%, as compared with 2012. The increase included negative currency effects of approximately $33 million. The increase was primarily due to increased original equipment sales and was driven by increased sales into North America, Asia Pacific, Latin America and Africa, and were partially offset by a decrease into the Middle East.
Sales in 2012 increased by $241.1 million, or 5.3%, as compared with 2011. The increase included negative currency effects of approximately $204 million. The increase was more heavily weighted toward original equipment sales and was driven by customer sales into North America, Asia Pacific and the Middle East, partially offset by a decrease in customer sales into Europe.
Sales to international customers, including export sales from the U.S., were approximately 71% of sales in both 2013 and 2012, and 73% in 2011. Sales to Europe, the Middle East and Africa ("EMA") were approximately 35%, 37% and 39% of total sales in 2013, 2012 and 2011, respectively. Sales to Asia Pacific were approximately 20% of total sales in both 2013 and 2012 and 19% of total sales in 2011. Sales to Latin America were approximately 11% in 2013 and 10% in both 2012 and 2011.
Gross Profit and Gross Profit Margin

	2013	2012	2011
	(Amounts in millions, except percentages)
Gross profit	$1,688.1	$1,581.0	$1,513.6
Gross profit margin	34.1%	33.3%	33.6%

Gross profit in 2013 increased by $107.1 million, or 6.8%, as compared with 2012. Gross profit margin in 2013 of 34.1% increased from 33.3% in 2012. The increase was primarily attributable to our execution of operational improvements and disciplined selectivity of customer bookings. Aftermarket sales decreased to approximately 40% of total sales, as compared with approximately 41% of total sales for the same period in 2012.
Gross profit in 2012 increased by $67.4 million, or 4.5%, as compared with 2011. Gross profit margin in 2012 of 33.3% decreased from 33.6% in 2011. The decrease was primarily attributed to the larger effect on revenue of certain large, lower margin projects that shipped from backlog as compared with the same period in 2011, partially offset by the effects of operational execution improvements. Aftermarket sales of approximately 41% of total sales were consistent with the same period in 2011.
Selling, General and Administrative Expense ("SG&A")

	2013	2012	2011
	(Amounts in millions, except percentages)
SG&A	$966.8	$922.1	$914.1
SG&A as a percentage of sales	19.5%	19.4%	20.3%

SG&A in 2013 increased by $44.7 million, or 4.8%, as compared with 2012. Currency effects yielded a decrease of approximately $5 million. The increase was primarily attributable to the 2012 gains noted below that did not recur in 2013, increased selling-related expenses to support higher sales, and to a lesser extent, charges associated with the 2013 realignment program. SG&A as a percentage of sales for the twelve months ended December 31, 2013 increased 10 basis points as compared with the same period in 2012. A $10.4 million gain from the sale of our manufacturing facility in Brazil and a gain from certain legal matters, both in 2012, and neither of which recurred in 2013, were substantially offset by the favorable impact of improved SG&A leverage and continued focus on cost containment in 2013.

SG&A in 2012 increased by $8.0 million, or 0.9%, as compared with 2011. The increase included currency effects that yielded an decrease of approximately $28 million. Selling-related expenses and broad-based annual incentive compensation expenses primarily contributed to the increase. These increases were partially offset by a $10.4 million gain in EPD during the first quarter of 2012 from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in preparation for opening a new manufacturing facility in 2013. SG&A as a percentage of sales in 2012 improved 90 basis points as compared with 2011, due in part to a continued focus on cost management.
Net Earnings from Affiliates

	2013	2012	2011
	(Amounts in millions)
Net earnings from affiliates	$39.0	$17.0	$19.1

Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of Japan, Saudi Arabia, South Korea, the United Arab Emirates, and India and two in China) that are accounted for using the equity method of accounting. Net earnings from affiliates increased primarily as a result of the AIL transactions, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in 2013. Net earnings from affiliates in 2012 decreased by $2.1 million, or 11.0%, as compared with 2011, primarily due to decreased earnings of our FCD joint venture in India.
Operating Income

	2013	2012	2011
	(Amounts in millions, except percentages)
Operating income	$760.3	$675.8	$618.7
Operating income as a percentage of sales	15.3%	14.2%	13.7%
Operating income in 2013 increased by $84.5 million, or 12.5%, as compared with 2012. The increase included negative currency effects of approximately $12 million. The increase was primarily a result of the $107.1 million increase in gross profit and $28.3 million in gains from our transactions concerning the AIL joint venture discussed above, partially offset by the $44.7 million increase in SG&A discussed above. The improvement in operating income as a percentage of sales was primarily due to the improvement in gross profit margin.
Operating income in 2012 increased by $57.1 million, or 9.2%, as compared with 2011. The increase included negative currency effects of approximately $36 million. The overall net increase was primarily a result of the $67.4 million increase in gross profit. The improvement in operating income as a percentage of sales was primarily due to SG&A as a percentage of sales decreasing to 19.4% from 20.3% for the same period in 2011, partially offset by the slight decrease in gross profit margin.

Interest Expense and Interest Income

	2013	2012	2011
	(Amounts in millions)
Interest expense	$(54.4)	$(43.5)	$(36.2)
Interest income	1.4	1.0	1.6
Interest expense in 2013 increased by $10.9 million as compared with 2012. The increase was primarily attributable to interest expense associated with the senior notes issued in the third quarter of 2012 and the fourth quarter of 2013, and our increased short-term borrowings as compared to 2012. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for definition and discussion of our various credit resources. Interest expense in 2012 increased by $7.3 million as compared with 2011 primarily attributable to interest expense associated with increased borrowings under our Bridge Loan and senior notes and $1.3 million in unamortized deferred loan costs related to our Prior Credit Agreement that were expensed in the third quarter of 2012. At December 31, 2013, approximately 38% of our debt was at fixed rates, including the effects of $140.0 million of notional interest rate swaps.
Interest income in 2013 increased by $0.4 million as compared with 2012. The increase was primarily attributable to higher average cash balances in 2013 as compared with 2012. Interest income in 2012 decreased by $0.6 million compared to 2011. The decrease was primarily attributable to lower average cash balances in 2012 as compared with 2011.

Other (Expense) Income, net

	2013	2012	2011
	(Amounts in millions)
Other (expense) income, net	$(14.3)	$(21.6)	$3.7

Other (expense) income, net in 2013 decreased $7.3 million as compared with 2012. The decrease was primarily due to a $6.0 million decrease in losses arising from transactions in currencies other than our sites’ functional currencies primarily due to the foreign currency exchange rate movements of the Euro, Argentinian peso, and Mexican peso in relation to the U.S. dollar.

Other (expense) income, net in 2012 decreased $25.3 million to other expense, net of $21.6 million, as compared with other income, net of $3.7 million in 2011. The decrease was primarily due to a $21.6 million increase in losses arising from transactions in currencies other than our sites’ functional currencies, as well as a $3.4 million increase in losses on foreign exchange contracts. The decrease was primarily due to foreign currency exchange rate movements of the Euro and Mexican peso in relation to the U.S. dollar.
Tax Expense and Tax Rate

	2013	2012	2011
	(Amounts in millions, except percentages)
Provision for income taxes	$204.7	$160.8	$158.5
Effective tax rate	29.5%	26.3%	27.0%
The 2013, 2012 and 2011 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
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
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2013, we have foreign tax credits of $27.9 million, expiring in 2020 through 2023 against which we recorded a valuation allowance of $0.8 million. Additionally, we have recorded other net deferred tax assets of $27.3 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2013	2012	2011
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$485.5	$448.3	$428.6
Net earnings per share — diluted	$3.41	$2.84	$2.55
Average diluted shares	142.4	158.0	168.3

Net earnings in 2013 increased by $37.2 million to $485.5 million, or to $3.41 per diluted share, as compared with 2012. The increase was primarily attributable to an $84.5 million increase in operating income and a $7.3 million decrease in other expense, partially offset by a $10.9 million increase in interest expense and a $43.9 million increase in tax expense.
Net earnings in 2012 increased by $19.7 million to $448.3 million, or to $2.84 per diluted share, as compared with 2011. The increase was primarily attributable to a $57.1 million increase in operating income, partially offset by a $25.3 million decrease in other income, a $7.3 million increase in interest expense and a $2.3 million increase in tax expense.

Other Comprehensive Income (Loss)

	2013	2012	2011
	(Amounts in millions)
Other comprehensive income (loss)	$2.8	$(8.3)	$(65.6)

Other comprehensive income (loss) in 2013 increased by $11.1 million. The increase was primarily due to pension and other postretirement benefits activity, partially offset by foreign currency translation impact resulting from the weakening of the Argentinian peso, Mexican peso, Indian rupee, Canadian dollar and Australian dollar at December 31, 2013 as compared with December 31, 2012.
Other comprehensive loss in 2012 decreased by $57.3 million, primarily reflecting the foreign currency translation impact resulting from the strengthening of the Euro, Mexican peso and Indian rupee at December 31, 2012 as compared with December 31, 2011.
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
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). EPD includes longer lead time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 42 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, four in Asia and five in Latin America, and it has 127 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	EPD
	2013	2012	2011 (1)
	(Amounts in millions, except percentages)
Bookings	$2,474.1	$2,373.1	$2,333.5
Sales	2,537.1	2,403.1	2,321.4
Gross profit	861.3	811.2	803.4
Gross profit margin	33.9%	33.8%	34.6%
Segment operating income	423.3	396.1	395.2
Segment operating income as a percentage of sales	16.7%	16.5%	17.0%
Backlog (at period end)	1,311.4	1,400.3	1,441.6
_______________________________________

(1)	Includes the post-acquisition operating results of LPI, which was acquired in October 2011.

Bookings in 2013 increased by $101.0 million, or 4.3%, as compared with 2012. The increase included negative currency effects of approximately $39 million. The increase in customer bookings was primarily driven by the oil and gas, general and chemical industries, partially offset by the water management industry. Customer bookings increased $55.7 million into Asia Pacific, $17.3 million into Latin America, $9.0 million into the Middle East and $7.8 million into North America and was primarily driven by customer original equipment bookings. Of the $2.5 billion of bookings in 2013, approximately 50% were from oil and gas, 17% from general industries, 16% from power generation, 16% from chemical and 1% from water management. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $2.9 million.
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
Sales in 2013 increased $134.0 million, or 5.6%, as compared with 2012. The increase included negative currency effects of approximately $43 million. The increase was primarily driven by increased original equipment sales, primarily resulting from increased customer sales of $88.7 million into Asia Pacific, $43.8 million into North America, $36.1 million into Africa, $36.2 million into Latin America and $12.9 million into Europe, partially offset by decreased sales of $79.7 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.3 million.
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
Gross profit in 2013 increased by $50.1 million, or 6.2%, as compared with 2012. Gross profit margin in 2013 of 33.9% was comparable with 2012. Lower costs associated with our execution of operational improvements and to a lesser extent, fewer lower margin projects that shipped from backlog, substantially offset by a sales mix shift to lower margin original equipment sales.
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
Operating income in 2013 increased by $27.2 million, or 6.9%, as compared with 2012. The increase included negative currency effects of approximately $8 million. The increase was due primarily to the gross profit increase of $50.1 million, partially offset by increased SG&A of $19.1 million (including a decrease due to currency effects of approximately $6 million). The increase in SG&A was due in part to increased bad debt expense related to certain customers and included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, in 2012 that did not recur in 2013.
Operating income in 2012 increased by $0.9 million, or 0.2%, as compared with 2011. The increase included negative currency effects of approximately $20 million. The increase was due primarily to the gross profit increase of $7.8 million, partially offset by increased SG&A of $7.4 million (including a decrease due to currency effects of approximately $13 million). The increase in SG&A included a $10.4 million gain from the sale of our manufacturing facility in Rio de Janeiro, Brazil, for the opening a new manufacturing facility there in 2013, offset by increased SG&A costs associated with LPI, increased broad-based annual incentive compensation and increased selling-related expenses.
Backlog of $1.3 billion at December 31, 2013 decreased by $88.9 million, or 6.3%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $19 million. Backlog at December 31, 2013 included $21.6 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.4 billion at December 31, 2012 decreased by $41.3 million, or 2.9%, as compared to December 31, 2011. Currency effects provided an increase of approximately $11 million. Backlog at December 31, 2012 included $21.4 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors and specialty products, collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services, collectively referred to as "aftermarket". IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 13 manufacturing facilities, four of which are located in the U.S and six in Europe, and it operates 19 QRCs worldwide, including nine sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

	IPD
	2013 (1)	2012	2011
	(Amounts in millions, except percentages)
Bookings	$889.1	$964.3	$905.4
Sales	950.2	953.9	878.2
Gross profit	245.3	230.3	197.5
Gross profit margin	25.8%	24.1%	22.5%
Segment operating income	115.7	99.5	62.9
Segment operating income as a percentage of sales	12.2%	10.4%	7.2%
Backlog (at period end)	530.1	593.0	567.8
_______________________________________

(1)	Includes the post-acquisition operating results of Innomag, which was acquired in December 2013.

Bookings in 2013 decreased by $75.2 million, or 7.8%, as compared with 2012. This decrease included currency benefits of approximately $4 million. The decrease included the impact of orders in 2012 in excess of $90 million to supply offshore oil and gas platform equipment primarily to an end customer in Latin America. The nonrecurrence of large orders of similar size in 2013 resulted in decreased customer bookings in the oil and gas and general industries, partially offset by an increase in the power generation industry. Customer bookings decreases of $83.4 million into Latin America and $5.1 million into Africa were partially offset by increases of $8.7 million into Europe and $5.6 million into North America. The decrease was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $5.9 million. Of the $889.1 million of bookings in 2013, approximately 31% were from oil and gas, 29% from general industries, 18% from water management, 14% from chemical and 8% from power generation.
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
Sales in 2013 decreased by $3.7 million, or 0.4%, as compared with 2012. The decrease included currency benefits of approximately $5 million. The decrease was driven by interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above), which decreased $13.2 million and were partially offset by an increase in customer sales driven by original equipment sales. Increased customer sales of $31.7 million into Latin America and $13.8 million into Africa were partially offset by decreased sales of $22.5 million into the Middle East, $11.2 million into Europe and $6.0 million into Asia Pacific.
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
Gross profit in 2013 increased by $15.0 million, or 6.5%, as compared with 2012. Gross profit margin in 2013 of 25.8% increased from 24.1% in 2012. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements.
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

Operating income for 2013 increased by $16.2 million, or 16.3%, as compared with 2012. The increase included currency benefits of approximately $1 million. The increase was due to the $15.0 million increase in gross profit and a $1.2 million decrease in SG&A.
Operating income for 2012 increased by $36.6 million, or 58.2%, as compared with 2011. The increase included negative currency effects of approximately $4 million. The increase was due to the $32.8 million increase in gross profit discussed above and a $3.8 million decrease in SG&A.
Backlog of $530.1 million at December 31, 2013 decreased by $62.9 million, or 10.6%, as compared with December 31, 2012. Currency effects provided an increase of approximately $10 million. Backlog at December 31, 2013 included $30.0 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $593.0 million at December 31, 2012 increased by $25.2 million, or 4.4%, as compared to December 31, 2011. Currency effects provided an increase of approximately $13 million. Backlog at December 31, 2012 included $40.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 60 manufacturing facilities and QRCs in 25 countries around the world, with five of its 27 manufacturing operations located in the U.S., 14 located in Europe and seven located in Asia Pacific. Based on independent industry sources, we believe that FCD is the fourth largest industrial valve supplier on a global basis.

	FCD
	2013	2012	2011
	(Amounts in millions, except percentages)
Bookings	$1,661.9	$1,526.8	$1,603.0
Sales	1,615.7	1,557.1	1,473.3
Gross profit	579.2	541.4	511.5
Gross profit margin	35.8%	34.8%	34.7%
Segment operating income	308.0	253.4	233.3
Segment operating income as a percentage of sales	19.1%	16.3%	15.8%
Backlog (at period end)	769.6	723.9	759.9
_______________________________________

Bookings in 2013 increased $135.1 million, or 8.8%, as compared with 2012. The increase included currency benefits of approximately $5 million. The increase in customer bookings was primarily attributable to the oil and gas, general and chemical industries, partially offset by a decrease in the power generation industry. Increased customer bookings of $60.1 million into North America, $47.3 million into Latin America, $35.2 million into Europe and $9.6 million in to Asia Pacific were partially offset by a decrease of $16.6 million into the Middle East. The increase was primarily driven by increased customer original equipment bookings. Of the $1.7 billion of bookings in 2013, approximately 32% were from oil and gas, 27% from chemical, 26% from general industries, 13% from power generation and 2% from water management.
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
Sales in 2013 increased $58.6 million, or 3.8%, as compared with 2012. The increase included currency benefits of approximately $6 million. The increase was primarily driven by customer original equipment sales and growth in the oil and gas and power generation industries. Increased sales of $45.9 million into North America, $16.6 million into Europe and $9.6 million into the Middle East were partially offset by a decrease of $14.7 million into Asia Pacific.

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
Gross profit in 2013 increased by $37.8 million, or 7.0% as compared with 2012. Gross profit margin as of December 31, 2013 of 35.8% increased from 34.8% for the same period in 2012. The increase was attributable to a more favorable sales mix between original equipment and aftermarket, a shift in product line mix and continued traction of low cost sourcing and cost control initiatives.
Gross profit in 2012 increased by $29.9 million, or 5.8% as compared with 2011. Gross profit margin in 2012 of 34.8% was comparable to the same period in 2011.
Operating income in 2013 increased by $54.6 million, or 21.5%, as compared with 2012. The increase included negative currency effects of approximately $5 million. The increase was primarily attributable to the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture, as discussed in Note 2 to our consolidated financial statements included in this Annual Report, and the $37.8 million increase in gross profit, partially offset by a $9.0 million increase in SG&A primarily driven by increased selling and research and development costs.
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
Backlog of $769.6 million at December 31, 2013 increased by $45.7 million, or 6.3%, as compared with December 31, 2012. Currency effects provided an increase of approximately $1 million. Backlog of $723.9 million at December 31, 2012 decreased by $36.0 million, or 4.7%, as compared to December 31, 2011. Currency effects provided a decrease of approximately $3 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2013	2012	2011
	(Amounts in millions)
Net cash flows provided by operating activities	$487.8	$517.1	$218.2
Net cash flows used by investing activities	(168.0)	(126.4)	(194.2)
Net cash flows used by financing activities	(255.8)	(428.9)	(239.0)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2013 was $363.8  million, compared with $304.3 million at December 31, 2012 and $337.4 million at December 31, 2011.
Our cash provided by operating activities was $487.8 million, $517.1 million and $218.2 million in 2013, 2012 and 2011, respectively, which provided cash to support short-term working capital needs. Working capital increased in 2013 due primarily to higher accounts receivable of $53.8 million. During 2013, we contributed $46.9 million to our defined benefit pension plans. Working capital increased in 2012 due primarily to higher inventory of $72.7 million and higher accounts receivable of $35.1 million. During 2012, we contributed $28.1 million to our defined benefit pension plans.
Increases in accounts receivable used $53.8 million of cash flow in 2013, as compared with $35.1 million in 2012 and $243.1 million in 2011. The use of cash for accounts receivable in 2013 was directly related to the overall increase in sales, and increased aging and slower collection of certain receivables in Latin America, as compared with 2012. The use of cash for accounts receivable in 2012 was primarily attributable to delays in the collection of accounts receivable due to slower than anticipated payments from certain customers. The use of cash for accounts receivable in 2011 was primarily attributable to delays in the collection of accounts receivable due to slower than anticipated payments from certain customers, relatively strong sales in December 2011, in part due to the completion of certain previously past due projects, and contractually longer payment terms in 2011. For the fourth quarter of 2013, 2012 and 2011, our days' sales outstanding ("DSO") was 75 days. For reference purposes based on 2013 sales, a DSO improvement of one day could provide approximately $15 million in cash. We have not experienced a significant increase in customer payment defaults in 2013.
Decreases in inventory provided $28.6 million of cash flow in 2013 compared with uses of $72.7 million in 2012 and $139.8 million in 2011. The cash provided from inventory in 2013 was primarily due a reduction of delayed shipments and an increase in progress billings on large orders at December 31, 2013. The use of cash for inventory in 2012 was primarily due to a decrease in progress billings on large orders at December 31, 2012 and higher raw material inventory needed to support an increased level of bookings. The use of cash for inventory in 2011 was primarily due to shipment delays and growth of short cycle orders during 2011, requiring higher raw material and work in process inventory to support end of period backlog. Inventory turns were 3.5 times at December 31, 2013, compared with 3.2 and 3.4 times for the same period in 2012 and 2011, respectively. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2013 data, an improvement of one-tenth of a turn could yield approximately $24 million in cash.
Cash flows used by investing activities were $168.0 million, $126.4 million and $194.2 million in 2013, 2012 and 2011, respectively, due primarily to capital expenditures and cash paid for acquisitions, partially offset by cash received from the Audco India, Limited ("AIL") transaction discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report. Capital expenditures were $139.1 million, $135.5 million and $108.0 million in 2013, 2012 and 2011, respectively. In 2013, our capital expenditures were focused on strategic initiatives to pursue new markets, geographic and capacity expansion, information technology infrastructure and cost reduction opportunities. Cash paid for acquisitions during 2013 was $76.8 million as compared with $4.0 million in 2012 and $90.5 million in 2011. Additionally, in 2013 we sold our 50% equity interest in AIL to the joint venture partner for $46.2 million in cash.
Cash flows used by financing activities were $255.8 million in 2013 compared with $428.9 million in 2012 and $239.0 million in 2011. Cash outflows during 2013 resulted primarily from the repurchase of $458.3 million of our common stock and $76.9 million of dividend payments, partially offset by $298.6 million in net proceeds from the issuance of senior notes. Cash outflows during 2012 resulted primarily from the repurchase of $771.9 million of our common stock, $80.0 million in net payments on long-term debt and $73.8 million of dividend payments, partially offset by $498.1 million in net proceeds from the issuance of senior notes.
On May 31, 2012, we announced that our Board of Directors endorsed a capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle; and (ii) an expanded share repurchase program of $1.0 billion, which has subsequently been completed. We have maintained our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders following attainment of the announced target leverage ratio. On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization, which included approximately$193 million of remaining capacity under the previous $1.0 billion share repurchase authorization. As of December 31, 2013, we had $384.4 million of remaining capacity under our current share repurchase program. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
As a part of our continuing effort to execute our capital structure strategy, in the fourth quarter of 2013 we amended our existing credit agreement that provided an initial $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The significant amendments extended the maturity of our Senior Credit Facility by one year to October 4, 2018, increased the Revolving Credit Facility from $850.0 million to $1.0 billion and removed the $300.0 million sublimit for the issuance of performance letters of credit. The Revolving Credit Facility retained its $30.0 million sublimit for swing line loans and all other significant existing terms under the credit agreement remained unchanged. This new agreement provides additional debt capacity to enhance our operating flexibility. Additionally, on November 1, 2013, we issued $300.0 million in aggregate principal amount of senior notes, which bear an annual stated interest rate of 4.00% (see Note 10 to our consolidated financial statements included in Item 8 of this Annual Report).
Our cash needs for the next 12 months are expected to be less than those of 2013, resulting from a decreased level of anticipated share repurchases and improvements in working capital management, partially offset by increased cash dividends. We believe cash flows from operating activities, combined with availability under our Revolving Credit Facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.

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
Financing
A discussion of our debt and related covenants is included in Note 10 to our consolidated financial statements included in Item 8 of this this Annual Report. We were in compliance with all covenants as of December 31, 2013.
Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payment due. Such provisions are referred to as "cross default" provisions. Each of the Senior Credit Facility, the Senior Notes and the European Letter of Credit ("LOC") Facility is cross-defaulted to the other.
The rating agencies assign credit ratings to certain of our debt. Our access to capital markets and costs of debt could be directly affected by our credit ratings. Any adverse action with respect to our credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In particular, a decline in credit ratings would increase the cost of borrowing under our Senior Credit Facility.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 6 to our consolidated financial statements included in Item 8 of this Annual Report, and in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" below.
Liquidity Analysis
Our cash balance increased by $59.6 million to $363.8 million as of December 31, 2013 as compared with December 31, 2012. The cash increase included $487.8 million in operating cash flows, $298.6 million in proceeds from the issuance of senior notes and $46.2 million in proceeds from the sale of our 50% equity interest in AIL, partially offset by $458.3 million of share repurchases, $139.1 million in capital expenditures, $76.9 million in dividend payments and $76.8 million in acquisition payments.
Approximately 11% of our Term Loan Facility is due to mature in 2014 and approximately 12% in 2015. Our Senior Credit Facility matures in October 2018. After the effects of $140.0 million of notional interest rate swaps, approximately 38% of our Term Loan Facility was at fixed rates at December 31, 2013. As of December 31, 2013, we had a borrowing capacity of $893.9 million on our $1.0 billion Revolving Credit Facility (including outstanding letters of credit). Our Revolving Credit Facility is committed and held by a diversified group of financial institutions. In the third quarter of 2013 we elected not to renew our European LOC facility.
At December 31, 2013 and 2012, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $20.0 million to our U.S. pension plan in 2013, excluding direct benefits paid of $4.2 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At December 31, 2013, $334.0 million of our total cash balance of $363.8 million was held by foreign subsidiaries, $257.7 million of which we consider permanently reinvested outside the U.S. Based on the expected 2013 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $257.7 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.

OUTLOOK FOR 2014
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
Our bookings were $4,881.4 million during 2013. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that the increase in bookings will result in a comparable increase in revenues or otherwise be indicative of future results.
We expect a continued competitive economic environment in 2014; however, we anticipate benefits from the continuation of our end-user strategy, the strength of our high margin aftermarket business, continued disciplined cost management, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2014 given the continuing uncertainty of global economic conditions. For additional discussion on our markets and our opportunities, see the "Business Overview — Our Markets" section of this MD&A.
On December 31, 2013, we had $796.9 million of fixed-rate Senior Notes outstanding and $370.0 million of variable-rate debt under our Senior Credit Facility.  As of December 31, 2013, we had $140.0 million of derivative contracts to convert a portion of variable interest rates to fixed interest rates to reduce our exposure to interest rate volatility. However, because a portion of our debt carries a variable rate of interest, our debt is subject to volatility in rates, which could impact interest expense. We expect our interest expense in 2014 will be higher than 2013 due to our increased level of debt. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2014. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2014, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities and we expect capital expenditures to be between $130 million and $140 million, before consideration of any potential acquisition activity. We have $40.0 million in scheduled principal repayments in 2014 under our Senior Credit Facility, and we expect to comply with the covenants under our Senior Credit Facility in 2014. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2014 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $13 million in 2014, excluding direct benefits paid.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2013:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Term Loan Facility and Senior Notes	$40.0	$105.0	$225.0	$796.9	$1,166.9
Fixed interest payments(1)	29.9	59.0	59.0	123.4	271.3
Variable interest payments(2)	5.4	8.8	4.8	—	19.0
Other debt and capital lease obligations	32.7	0.7	—	—	33.4
Operating leases	54.1	75.5	45.6	47.0	222.2
Purchase obligations:(3)
Inventory	503.9	10.0	2.5	0.1	516.5
Non-inventory	44.1	0.7	—	—	44.8
Pension and postretirement benefits(4)	55.4	112.6	121.1	322.6	611.7
Total	$765.5	$372.3	$458.0	$1,290.0	$2,885.8
_______________________________________

(1)
Fixed interest payments represent net incremental payments under interest rate swap agreements related to the interest payments on the Senior Notes and Term Loan Facility as defined in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

(2)	Variable interest payments under our Term Loan Facility were estimated using a base rate of three-month LIBOR as of December 31, 2013.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2013, the gross liability for uncertain tax positions was $59.3 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.
The following table presents a summary of our commercial commitments at December 31, 2013:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$484.2	$167.2	$40.0	$11.8	$703.2
Surety bonds	68.5	25.4	—	—	93.9
Total	$552.7	$192.6	$40.0	$11.8	$797.1

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 68% of total defined benefit pension plan assets and approximately 53% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2013. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.

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
Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2013, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $605.5 million from $553.4 million at December 31, 2012. Assets were allocated as follows:

	U.S. Plan
Asset category	2013	2012
U.S. Large Cap	20%	28%
U.S. Small Cap	4%	4%
International Large Cap	14%	14%
Emerging Markets	5%	4%
World Equity	8%	0%
Equity securities	51%	50%
Liability Driven Investment	39%	0%
Long-Term Government/Credit	10%	21%
Intermediate Bond	0%	29%
Fixed income	49%	50%
Other(1)	0%	0%
_______________________________________

(1)	Less than 1% of holdings are in Other category in 2013.

	Non-U.S. Plans
Asset category	2013	2012
North American Companies	3%	5%
U.K. Companies	10%	19%
European Companies	4%	6%
Asian Pacific Companies	3%	5%
Global Equity	8%	1%
Equity securities	28%	36%
U.K. Government Gilt Index	28%	21%
U.K. Corporate Bond Index	21%	19%
Global Fixed Income Bond	20%	22%
Fixed income	69%	62%
Other	3%	2%

The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $769.2 million and $763.9 million as of December 31, 2013 and 2012, respectively.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2014 is less than $0.5 million and $15.1 million, respectively. We amortize estimated prior service costs and estimated net losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $31.5 million and $35.0 million as of December 31, 2013 and 2012, respectively. The estimated actuarial net gain for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2014 is $1.4 million. No estimated prior service benefit or cost is expected to be amortized from accumulated other comprehensive loss into pension expense in 2014. We amortize any estimated net gain over the remaining expected service period of approximately three years.
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
In 2013, net pension expense for our defined benefit pension plans included in operating income was $50.5 million compared with $41.4 million in 2012 and $37.8 million in 2011.
The following are assumptions related to our defined benefit pension plans as of December 31, 2013:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.50%	4.22%
Rate of increase in compensation levels	4.25	3.83
Weighted average assumptions used to determine 2013 net pension expense:
Long-term rate of return on assets	6.00%	5.49%
Discount rate	3.75	4.16
Rate of increase in compensation levels	4.25	3.84

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.1)	$1.2
Effect on Benefit Obligation	(16.2)	17.5
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(2.5)	2.7
Effect on Benefit Obligation	(27.0)	30.7
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.2)	0.1
Effect on Benefit Obligation	(1.1)	1.1

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.7)	$1.7
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.8)	0.8

As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.
At December 31, 2013, as compared with December 31, 2012, we increased our discount rate for the U.S. plan from 3.75% to 4.50% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. The average discount rate for the non-U.S. plans increased slightly from 4.16% to 4.22% based primarily on rates remaining steady in the Eurozone, U.K. and Venezuela while all other non-U.S. countries discount rates increased. The average assumed rate of compensation remained constant at 4.25% for the U.S. plan and decreased slightly from 3.84% to 3.83% for our non-U.S. plans. To determine the 2013 pension expense, the expected rate of return on U.S. plan assets decreased from 6.25% to 6.00% and we decreased our average rate of return on non-U.S. plan assets from 5.78% to 5.49%, primarily as a result of our target asset allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $6 million lower in 2014 than the $50.5 million in 2013, primarily due to the reduction in the amortization of the actuarial net loss. We have used discount rates of 4.50%, 4.22% and 4.00% at December 31, 2013, in calculating our estimated 2014 net pension expense for U.S. pension plans, non-U.S. pension plans and other postretirement plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.5% for 2013, 8.0% for 2012 and 8.5% for 2011, with a gradual decrease to 5.0% for 2032 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. Including direct benefits, we contributed $46.9 million, $28.1 million and $27.0 million to our defined benefit plans in 2013, 2012 and 2011, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2014 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $13 million to our non-U.S. pension plans in 2014, excluding direct benefits paid.
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
We enter into certain agreements with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as "short-cycle" type orders, have a shorter timeframe for delivery. We separate deliverables into units of accounting based on whether the deliverable(s) have standalone value to the customer (impact of general rights of return is immaterial). Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 7% of our consolidated sales for each year presented.
Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent approximately 1% of consolidated sales for each year presented.
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
The assumptions utilized to compute expense and benefit obligations are shown in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

•
Discount rates are estimated using high quality debt securities based on corporate or government bond yields with a duration matching the expected benefit payments. For the U.S. the discount rate is obtained from an analysis of publicly-traded investment-grade corporate bonds to establish a weighted average discount rate. For plans in the United Kingdom and the Eurozone we use the discount rate obtained from an analysis of AA-graded corporate bonds used to generate a yield curve. For other countries or regions without a corporate AA bond market, government bond rates are used. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.

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
An impairment loss for goodwill is recognized if the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2013, 2012 or 2011. The fair values of our reporting units substantially exceeded their carrying values at December 31, 2013.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2012 and did not indicate a potential impairment of our goodwill as of December 31, 2013.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2013, 2012 or 2011.
The recoverable value of other long-lived assets, including property, plant and equipment and finite-lived intangible assets, is reviewed when indicators of potential impairments are present. The recoverable value is based upon an assessment of the estimated future cash flows related to those assets, utilizing assumptions similar to those for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At December 31, 2013, after the effect of interest rate swaps, we had $230.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.50%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $2.3 million for the year ended December 31, 2013. At December 31, 2013 and 2012, we had

$140.0 million and $275.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(28.9) million, $18.2 million and $(56.8) million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of December 31, 2013, we had a U.S. dollar equivalent of $616.9 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $608.9 million million at December 31, 2012. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(12.6) million, $(21.3) million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in other (expense) income, net in the accompanying consolidated statements of income. See discussion of the impact in 2013 of the devaluation of the Venezuelan bolivar in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Based on a sensitivity analysis at December 31, 2013, a 10% change in the foreign currency exchange rates for the year ended December 31, 2013 would have impacted our net earnings by approximately $33 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Hedging related transactions for interest rate swaps and designated forward exchange contracts recorded to other comprehensive income (loss), net of deferred taxes, are summarized in Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.
We expect to recognize losses of $0.3 million, net of deferred taxes, into earnings in 2014, related to interest rate swap agreements based on their fair values at December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 18, 2014

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$363,804	$304,252
Accounts receivable, net	1,155,327	1,103,724
Inventories, net	1,060,670	1,086,663
Deferred taxes	157,448	151,093
Prepaid expenses and other	110,133	94,484
Total current assets	2,847,382	2,740,216
Property, plant and equipment, net	716,289	654,179
Goodwill	1,107,551	1,053,852
Deferred taxes	19,533	26,706
Other intangible assets, net	160,548	150,075
Other assets, net	185,430	185,930
Total assets	$5,036,733	$4,810,958
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$612,092	$616,900
Accrued liabilities	861,010	906,593
Debt due within one year	72,678	59,478
Deferred taxes	12,319	7,654
Total current liabilities	1,558,099	1,590,625
Long-term debt due after one year	1,127,619	869,116
Retirement obligations and other liabilities	473,894	456,742
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	476,218	467,856
Retained earnings	2,985,391	2,579,308
Treasury shares, at cost — 39,630 and 32,389 shares, respectively	(1,600,266)	(1,164,496)
Deferred compensation obligation	9,522	10,870
Accumulated other comprehensive loss	(221,477)	(224,310)
Total Flowserve Corporation shareholders’ equity	1,870,379	1,890,219
Noncontrolling interests	6,742	4,256
Total equity	1,877,121	1,894,475
Total liabilities and equity	$5,036,733	$4,810,958

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Sales	$4,954,619	$4,751,339	$4,510,201
Cost of sales	(3,266,524)	(3,170,388)	(2,996,555)
Gross profit	1,688,095	1,580,951	1,513,646
Selling, general and administrative expense	(966,829)	(922,125)	(914,080)
Net earnings from affiliates (Note 2)	39,017	16,952	19,111
Operating income	760,283	675,778	618,677
Interest expense	(54,413)	(43,520)	(36,181)
Interest income	1,431	954	1,581
Other (expense) income, net	(14,280)	(21,647)	3,678
Earnings before income taxes	693,021	611,565	587,755
Provision for income taxes	(204,701)	(160,766)	(158,524)
Net earnings, including noncontrolling interests	488,320	450,799	429,231
Less: Net earnings attributable to noncontrolling interests	(2,790)	(2,460)	(649)
Net earnings attributable to Flowserve Corporation	$485,530	$448,339	$428,582
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$3.43	$2.86	$2.57
Diluted	3.41	2.84	2.55
Cash dividends declared per share	$0.56	$0.48	$0.43

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$488,320	$450,799	$429,231
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $17,351, $(10,957) and $34,397 in 2013, 2012 and 2011, respectively	(28,870)	18,184	(56,842)
Pension and other postretirement effects, net of taxes of $(20,218), $8,655 and $3,107 in 2013, 2012 and 2011, respectively	32,229	(26,983)	(8,490)
Cash flow hedging activity, net of taxes of $(483), $187 and $186 in 2013, 2012 and 2011, respectively	(560)	481	(307)
Other comprehensive income (loss)	2,799	(8,318)	(65,639)
Comprehensive income, including noncontrolling interests	491,119	442,481	363,592
Comprehensive income attributable to noncontrolling interests	(2,756)	(2,354)	(601)
Comprehensive income attributable to Flowserve Corporation	$488,363	$440,127	$362,991

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2011	176,793	$220,991	$466,534	$1,848,680	(11,616)	$(292,210)	$9,533	$(150,506)	$10,011	$2,113,033
Stock activity under stock plans	—	—	(30,657)	—	990	18,158	—	—	—	(12,499)
Stock-based compensation	—	—	32,067	23	—	—	—	—	—	32,090
Tax benefit associated with stock-based compensation	—	—	5,812	—	—	—	—	—	—	5,812
Net earnings	—	—	—	428,582	—	—	—	—	649	429,231
Cash dividends declared	—	—	—	(71,761)	—	—	—	—	—	(71,761)
Repurchases of common shares	—	—	—	—	(4,449)	(150,000)	—	—	—	(150,000)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(65,591)	(48)	(65,639)
Sale of shares to (dividends paid to) noncontrolling interests, net	—	—	—	—	—	—	—	—	(2,195)	(2,195)
Other, net	—	—	—	—	—	—	158	—	—	158
Balance — December 31, 2011	176,793	$220,991	$473,756	$2,205,524	(15,075)	$(424,052)	$9,691	$(216,097)	$8,417	$2,278,230
Stock activity under stock plans	—	—	(50,490)	—	1,326	31,498	—	—	—	(18,992)
Stock-based compensation	—	—	35,379	24	—	—	—	—	—	35,403
Tax benefit associated with stock-based compensation	—	—	11,024	—	—	—	—	—	—	11,024
Net earnings	—	—	—	448,339	—	—	—	—	2,460	450,799
Cash dividends declared	—	—	—	(74,579)	—	—	—	—	—	(74,579)
Repurchases of common shares	—	—	—	—	(18,639)	(771,942)	—	—	—	(771,942)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(8,213)	(105)	(8,318)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	(1,813)	—	—	—	—	—	(6,516)	(8,329)
Other, net	—	—	—	—	—	—	1,179	—	—	1,179
Balance — December 31, 2012	176,793	$220,991	$467,856	$2,579,308	(32,388)	$(1,164,496)	$10,870	$(224,310)	$4,256	$1,894,475
Stock activity under stock plans	—	—	(37,491)	—	902	22,540	—	—	—	(14,951)
Stock-based compensation	—	—	35,737	20	—	—	—	—	—	35,757
Tax benefit associated with stock-based compensation	—	—	10,116	—	—	—	—	—	—	10,116
Net earnings	—	—	—	485,530	—	—	—	—	2,790	488,320
Cash dividends declared	—	—	—	(79,467)	—	—	—	—	—	(79,467)
Repurchases of common shares	—	—	—	—	(8,144)	(458,310)	—	—	—	(458,310)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,833	(34)	2,799
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(270)	(270)
Other, net	—	—	—	—	—	—	(1,348)	—	—	(1,348)
Balance — December 31, 2013	176,793	$220,991	$476,218	$2,985,391	(39,630)	$(1,600,266)	$9,522	$(221,477)	$6,742	$1,877,121
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$488,320	$450,799	$429,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90,695	88,572	90,653
Amortization of intangible and other assets	15,697	18,654	16,908
Loss on amendment and early extinguishment of debt	439	1,293	—
Net loss (gain) on the disposition of assets	956	(10,521)	(149)
Gain on sale of equity investment in affiliate	(12,995)	—	—
Gain on remeasurement of acquired assets	(15,315)	—	—
Excess tax benefits from stock-based payment arrangements	(10,111)	(11,207)	(5,668)
Stock-based compensation	35,757	35,403	32,090
Net earnings from affiliates, net of dividends received	(6,168)	(8,535)	(5,213)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(53,823)	(35,074)	(243,118)
Inventories, net	28,616	(72,706)	(139,754)
Prepaid expenses and other	(6,824)	(4,863)	(12,227)
Other assets, net	(18,002)	2,393	(3,629)
Accounts payable	(12,331)	18,179	45,845
Accrued liabilities and income taxes payable	(65,702)	90,773	(6,901)
Retirement obligations and other liabilities	(3,145)	(21,553)	6,682
Net deferred taxes	31,695	(24,477)	13,463
Net cash flows provided by operating activities	487,759	517,130	218,213
Cash flows — Investing activities:
Capital expenditures	(139,090)	(135,539)	(107,967)
Payments for acquisitions, net of cash acquired	(76,801)	(3,996)	(90,505)
Proceeds from disposal of assets	1,653	16,933	4,269
Proceeds from (contributions to) equity investments in affiliates	46,240	(3,825)	—
Net cash flows used by investing activities	(167,998)	(126,427)	(194,203)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	10,111	11,207	5,668
Payments on long-term debt	(25,000)	(480,000)	(25,000)
Proceeds from issuance of senior notes	298,596	498,075	—
Proceeds from issuance of long-term debt	—	400,000	—
Payments of deferred loan costs	(3,744)	(9,901)	—
Borrowings under other financing arrangements, net	(401)	5,807	1,581
Repurchases of common shares	(458,310)	(771,942)	(150,000)
Payments of dividends	(76,897)	(73,765)	(69,557)
Other	(179)	(8,403)	(1,648)
Net cash flows used by financing activities	(255,824)	(428,922)	(238,956)
Effect of exchange rate changes on cash	(4,385)	5,115	(5,277)
Net change in cash and cash equivalents	59,552	(33,104)	(220,223)
Cash and cash equivalents at beginning of year	304,252	337,356	557,579
Cash and cash equivalents at end of year	$363,804	$304,252	$337,356
Income taxes paid (net of refunds)	$195,532	$158,433	$113,921
Interest paid	43,506	33,625	32,368
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2013

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead time, custom and other highly-engineered pumps; standardized, general-purpose pumps; mechanical seals; industrial valves; and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States ("U.S.") and other countries where our products are sold and serviced, by the cyclical nature and competitive environment of our industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.
Stock Split — On June 7, 2013 we recorded a three-for-one stock split. Shareholders' equity and all share data, including treasury shares and stock-based compensation award shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the increase in authorized shares and the stock split, as appropriate. Details of the stock split are included in Note 15.
Venezuela — Effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the U.S. dollar. Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales for the year ending December 31, 2013 and total assets at December 31, 2013 represented less than 1% of consolidated sales and total assets for the same periods.
As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other (expense) income, net in our consolidated statements of income and resulted in no tax benefit. We have evaluated the carrying value of related assets and concluded that there is no current impairment. We are continuing to monitor actions of the Venezuelan government and local economic conditions that may adversely impact our future consolidated financial condition or results of operations, including impacts on our Venezuelan operations, imports into the market and our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the official rate.
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
We enter into certain agreements with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as "short-cycle" type orders, have a shorter timeframe for delivery. We separate deliverables into units of accounting based on whether the deliverable(s) have standalone value to the customer (impact of general rights of return is immaterial). Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 7% of our consolidated sales for each year presented.
Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent approximately 1% of consolidated sales for each year presented.
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
Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. As of December 31, 2013 and 2012, although we have experienced increased aging and slower collection of certain receivables in Latin America during 2013 we do not believe that we have any significant concentrations of credit risk.
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
Legal and Environmental Contingencies — Legal and environmental reserves are recorded based upon a case-by-case analysis of the relevant facts and circumstances and an assessment of potential legal obligations and costs. Amounts relating to legal and environmental liabilities are recorded when it is probable that a loss has been incurred and such loss is estimable. Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations. Estimates are updated as applicable when new information regarding the facts and circumstances of each matter becomes available. Legal fees associated with legal and environmental liabilities are expensed as incurred.
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
An impairment loss for goodwill is recognized if the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2013, 2012 or 2011.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2012 and did not indicate a potential impairment of our goodwill as of December 31, 2013.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2013, 2012 or 2011.
The recoverable value of other long-lived assets, including property, plant and equipment and finite-lived intangible assets, is reviewed when indicators of potential impairments are present. The recoverable value is based upon an assessment of the estimated future cash flows related to those assets, utilizing assumptions similar to those for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.

Deferred Loan Costs — Deferred loan costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method. Additional amortization is recorded in periods where optional prepayments on debt are made.
Fair Values of Financial Instruments — Our financial instruments are presented at fair value in our consolidated balance sheets, with the exception of our long-term debt. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied.
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
Recurring fair value measurements are limited to investments in derivative instruments and certain equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 6. The fair value measurements of our investments in equity securities are determined using quoted market prices and are classified as Level I. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations.
Derivatives and Hedging Activities — We have a foreign currency derivatives and hedging policy outlining the conditions under which we can enter into financial derivative transactions. We do not use derivative instruments for trading or speculative purposes. All derivative instruments are recognized on the balance sheet at their fair values. The accounting for gains and losses resulting from changes in fair value depends on whether the derivative is designated and qualifies for hedge accounting.

Forward Exchange Contracts —We employ a foreign currency economic hedging strategy to mitigate certain financial risks resulting from foreign currency exchange rate movements that impact foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. In the fourth quarter of 2013, we began to designate certain forward exchange contracts as hedging instruments and apply hedge accounting to those instruments.

For designated forward exchange contracts, the changes in fair value are recorded in other comprehensive loss until the underlying hedged item affects earnings, at which time the change in fair value is recognized in sales in the consolidated statements of income. For non-designated forward exchange contracts, the changes in the fair values are recognized immediately in other (expense) income, net in the consolidated statements of income. See Note 6 for further discussion of forward exchange contracts.

Interest Rate Swaps — We enter into interest rate swap agreements for the purpose of hedging our cash flow exposure to floating interest rates on certain portions of our debt. Changes in the fair value of a designated interest rate swap are recorded in other comprehensive loss until earnings are affected by the underlying hedged item. Any ineffective portion of the gain or loss is immediately recognized in earnings. Upon settlement, realized gains and losses are recognized in interest expense in the consolidated statements of income. See Note 6 for further discussion of interest rate swaps.

We discontinue hedge accounting when (1) we deem the hedge to be ineffective and determine that the designation of the derivative as a hedging instrument is no longer appropriate; (2) the derivative matures, terminates or is sold; or (3) occurrence of the contracted or committed transaction is no longer probable or will not occur in the originally expected period.

When hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its estimated fair value on the balance sheet, recognizing changes in the fair value in current period earnings. If a cash flow hedge becomes ineffective, any deferred gains or losses remain in accumulated other comprehensive loss until the underlying hedged item is recognized. If it becomes probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$485,530	$448,339	$428,582
Dividends on restricted shares not expected to vest	13	15	15
Earnings attributable to common and participating shareholders	$485,543	$448,354	$428,597
Weighted average shares:
Common stock	140,901	156,057	165,819
Participating securities	698	792	809
Denominator for basic earnings per common share	141,599	156,849	166,628
Effect of potentially dilutive securities	830	1,121	1,679
Denominator for diluted earnings per common share	142,429	157,970	168,307
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$3.43	$2.86	$2.57
Diluted	3.41	2.84	2.55

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
For each of the three years ended December 31, 2013, 2012 and 2011, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities because none were considered to be anti-dilutive.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses ("SG&A") were $37.8 million, $38.9 million and $35.0 million in 2013, 2012 and 2011, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
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

2.	ACQUISITIONS AND EXIT OF JOINT VENTURE
Innovative Mag-Drive, LLC
On December 10, 2013, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of Innovative Mag-Drive, LLC ("Innomag"), a privately-owned, U.S.-based company specializing in advanced sealless magnetic drive centrifugal pumps for the chemical and general industries, in an asset purchase up to $78.7 million in cash, subject to final adjustments. Of the total purchase price, $66.7 million was paid at closing and $0.8 million represents a preliminary working capital adjustment. The remaining $11.2 million of the total purchase price is contingent upon Innomag achieving certain performance metrics during the two- and five-year periods following the acquisition, and to the extent achieved, is expected to be paid in cash within four months of the performance measurement dates. We initially recorded a liability of $7.5 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the weighted probability of achievement of the performance metrics as of the date of the acquisition. Innomag generated approximately $17 million in sales (unaudited) during its fiscal year ended December 31, 2012.
The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition and is summarized below:

(Amounts in millions)
Current assets	$8.1
Property, plant and equipment	5.3
Intangible assets	18.5
Current liabilities	(0.8)
Net tangible and intangible assets	31.1
Goodwill	43.9
Preliminary purchase price	$75.0

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete pump product portfolio and from leveraging our current sales, distribution and service network. The goodwill related to this acquisition is recorded in the IPD segment. Upon acquisition, both know-how and existing customer relationships each represented approximately $7 million of the intangible assets acquired. Know-how and exisiting customer relationships both had an expected weighted average useful life of ten years. Total amortizable intangible assets had an expected weighted average useful life of ten years.
Subsequent to December 10, 2013, the revenues and expenses of Innomag have been included in our consolidated statements of income. No pro forma information has been provided due to immateriality.
Audco India, Limited
Effective March 28, 2013, we and our joint venture partner agreed to exit our joint venture, Audco India, Limited (“AIL”), which manufactures integrated industrial valves in India. To effect the exit, in two separate transactions, Flow Control Division ("FCD") acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase for cash of $10.1 million and sold its 50% equity interest in AIL to the joint venture partner for $46.2 million in cash. We remeasured to fair value our previously held equity interest in the purchased net assets of the plug valve manufacturing business resulting in net assets acquired of approximately $25 million and a pre-tax gain of $15.3 million. The sale of our equity interest in AIL resulted in a pre-tax gain of $13.0 million. Both of the above gains were recorded in net earnings from affiliates in the consolidated statements of income. No pro forma information has been provided due to immateriality. Prior to these transactions, our 50% interest in AIL was recorded using the equity method of accounting.
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

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete pump product portfolio and from leveraging our current sales, distribution and service network. LPI products have proprietary niche applications that strategically complement our product portfolio. The goodwill related to this acquisition is recorded in the EPD segment. Upon acquisition, existing customer relationships represent approximately $16 million of the intangible assets acquired and had an expected weighted average useful life of ten years. Total amortizable intangible assets had an expected weighted average useful life of ten years.
Subsequent to October 28, 2011, the revenues and expenses of LPI have been included in our consolidated statements of income. No pro forma information has been provided due to immateriality.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of January 1, 2012	$444,431	$121,244	$479,402	$1,045,077
Acquisition(1)	1,812	—	—	1,812
Currency translation	1,317	162	5,484	6,963
Balance as of December 31, 2012	$447,560	$121,406	$484,886	$1,053,852
Acquisition(1)	—	43,865	—	43,865
Currency translation	1,936	261	7,637	9,834
Balance as of December 31, 2013	$449,496	$165,532	$492,523	$1,107,551
_______________________________________

(1)	Goodwill primarily related to the purchase price adjustments for the acquisition of LPI in 2012 and the Innomag acquisition in 2013. See Note 2 for additional information.

The following table provides information about our intangible assets for the years ended December 31, 2013 and 2012:

		December 31, 2013		December 31, 2012
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-20	$93,687	$(61,401)	$92,760	$(57,252)
Existing customer relationships(2)	5-10	40,077	(15,241)	32,484	(10,024)
Patents	9-16	32,963	(28,013)	33,037	(27,061)
Other	3-50	40,797	(25,438)	30,647	(23,088)
		$207,524	$(130,093)	$188,928	$(117,425)
Indefinite-lived intangible assets(3)		$84,670	$(1,553)	$80,057	$(1,485)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.
The following schedule outlines actual amortization expense recognized during 2013 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2013:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2013	$12,801
Estimated for year ending December 31, 2014	13,827
Estimated for year ending December 31, 2015	10,764
Estimated for year ending December 31, 2016	9,204
Estimated for year ending December 31, 2017	8,161
Estimated for year ending December 31, 2018	8,025
Thereafter	27,450

Amortization expense for finite-lived intangible assets was $16.0 million in 2012 and $14.2 million in 2011.

4.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2013	2012
	(Amounts in thousands)
Raw materials	$356,899	$351,705
Work in process	786,664	798,662
Finished goods	306,765	288,160
Less: Progress billings	(304,395)	(275,611)
Less: Excess and obsolete reserve	(85,263)	(76,253)
Inventories, net	$1,060,670	$1,086,663
During 2013, 2012 and 2011, we recognized expenses of $24.4 million, $18.2 million and $16.5 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales ("COS") in our consolidated statements of income.

5.	STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 5,676,596 were available for issuance as of December 31, 2013. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the "2004 Plan"). The 2004 Plan authorizes the issuance of up to 10,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 10,500,000 shares of common stock authorized under the 2004 Plan, 827,835 were available for issuance as of December 31, 2013. No stock options have been granted since 2006.

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable over a staggered period ranging from one to five years (most typically from one to three years). At December 31, 2013, all outstanding options were fully vested. Options generally expire 10 years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2013, 2012 or 2011. Information related to stock options issued to officers, other employees and directors prior to 2010 under all plans is presented in the following table:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	115,362	$15.00	145,338	$13.90	204,213	$13.49
Exercised	(17,400)	5.91	(24,576)	10.15	(58,875)	12.48
Canceled	—	—	(5,400)	7.65	—	—
Outstanding — end of year	97,962	$16.61	115,362	$15.00	145,338	$13.90
Exercisable — end of year	97,962	$16.61	115,362	$15.00	145,338	$13.90

Additional information relating to the ranges of options outstanding at December 31, 2013, is as follows:

	Weighted Average Remaining Contractual Life	Options Outstanding and Exercisable
Range of Exercise Prices per Share		Number Outstanding	Weighted Average Exercise Price per Share
$ 8.08 - $14.14	1.53	10,500	$10.32
$14.15 - $16.16	2.12	3,201	16.06
$16.17 - $18.18	2.95	84,261	17.42
		97,962	$16.61

As of December 31, 2013, we had no unrecognized compensation cost related to outstanding stock option awards.
The weighted average remaining contractual life of options outstanding at December 31, 2013 and 2012 was 2.8 years and 3.3 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.7 million and $1.5 million, respectively. No stock options vested during the years ended December 31, 2013, 2012 and 2011.
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

Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2013 and 2012, we had $31.5 million and $30.4 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2013, 2012 and 2011 was $34.9 million, $36.4 million and $35.1 million, respectively.
We recorded stock-based compensation for restricted shares as follows:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Stock-based compensation expense	$35.8	$35.4	$32.1
Related income tax benefit	(12.3)	(12.0)	(10.9)
Net stock-based compensation expense	$23.5	$23.4	$21.2

The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2013
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	2,376,300	$37.70
Granted	847,236	51.28
Vested	(1,019,540)	34.23
Canceled	(183,318)	42.84
Outstanding — ending of year	2,020,678	$44.68

Unvested Restricted Shares outstanding as of December 31, 2013, includes approximately 897,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2011 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,793,000 shares based on performance targets. As of December 31, 2013, we estimate vesting of approximately 1,280,000 shares based on expected achievement of performance targets.

6.	DERIVATIVES AND HEDGING ACTIVITIES
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Note 1 for additional information on our purpose for entering into derivatives and our overall risk management strategies. All designated hedging instruments are highly effective.
Beginning in the fourth quarter of 2013 we elected to designate and apply hedge accounting to certain forward exchange contracts. Forward exchange contracts designated as hedging instruments had a notional value of $6.2 million at December 31, 2013. The fair values of assets and liabilities and any changes in those fair values related to designated forward exchange contracts are immaterial for the periods presented below. Forward exchange contracts not designated as hedging instruments had notional values of $610.7 million and $608.9 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the length of forward exchange contracts currently in place ranged from 2 days to 27 months.

At December 31, 2013 and 2012, we had $140.0 million and $275.0 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. At December 31, 2013, the maximum remaining length of any interest rate contract in place was approximately 18 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of forward exchange derivative contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2013	2012
	(Amounts in thousands)
Current derivative assets	$5,215	$6,104
Noncurrent derivative assets	729	104
Current derivative liabilities	2,207	7,814
Noncurrent derivative liabilities	113	12

The fair value of interest rate swaps and forward exchange derivative contracts designated as hedging instruments are summarized below:

	Year Ended December 31,
	2013	2012
	(Amounts in thousands)
Current derivative assets	$146	$—
Noncurrent derivative assets	—	—
Current derivative liabilities	409	1,417
Noncurrent derivative liabilities	37	316

The impact of net changes in the fair values of forward exchange contracts are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Loss recognized in income	$(4,352)	$(7,089)	$(3,655)

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of our debt, excluding the Senior Notes, was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 10 and, except for the Senior Notes, approximates fair value. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The estimated fair value of our Senior Notes at December 31, 2013 was $763.1 million compared to the carrying value of $796.9 million. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2013 and December 31, 2012.

8.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2013	2012
	(Amounts in thousands)
Accounts receivables	$1,179,400	$1,125,215
Less: allowance for doubtful accounts	(24,073)	(21,491)
Accounts receivable, net	$1,155,327	$1,103,724
Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2013	2012
	(Amounts in thousands)
Land	$79,557	$68,134
Buildings and improvements	420,364	352,076
Machinery, equipment and tooling	694,179	632,921
Software, furniture and fixtures and other	372,052	385,912
Gross property, plant and equipment	1,566,152	1,439,043
Less: accumulated depreciation	(849,863)	(784,864)
Property, plant and equipment, net	$716,289	$654,179
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2013	2012
	(Amounts in thousands)
Wages, compensation and other benefits	$238,238	$231,995
Commissions and royalties	38,609	34,950
Customer advance payments	340,136	405,580
Progress billings in excess of accumulated costs	40,718	29,002
Warranty costs and late delivery penalties	63,935	61,656
Sales and use tax	15,508	17,727
Income tax	21,939	39,261
Other	101,927	86,422
Accrued liabilities	$861,010	$906,593
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, restructuring charges, accrued cash dividends payable, legal and environmental matters, derivative liabilities and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2013	2012
	(Amounts in thousands)
Pension and postretirement benefits	$199,634	$233,368
Deferred taxes	110,251	65,505
Deferred compensation	7,596	9,445
Insurance accruals	8,006	10,755
Legal and environmental	35,250	24,691
Uncertain tax positions	82,689	88,676
Other	30,468	24,302
Retirement obligations and other liabilities	$473,894	$456,742

9.	EQUITY METHOD INVESTMENTS
We occasionally enter into joint venture arrangements with local country partners as our preferred means of entry into countries where barriers to entry may exist. Similar to our consolidated subsidiaries, these unconsolidated joint ventures generally operate within our primary businesses of designing, manufacturing, assembling and distributing fluid motion and control products and services. We have agreements with certain of these joint ventures that restrict us from otherwise entering the respective market and certain joint ventures produce and/or sell our products as part of their broader product offering. Net earnings from investments in unconsolidated joint ventures is reported in net earnings from affiliates in our consolidated statements of income. Given the integrated role of the unconsolidated joint ventures in our business, net earnings from affiliates is presented as a component of operating income.
As discussed in Note 2, effective March 28, 2013, we and our joint venture partner agreed to exit our AIL joint venture, a manufacturer of integrated industrial valves in India. Prior to these transactions, our 50% interest was recorded using the equity method of accounting. As of December 31, 2013, we had investments in seven joint ventures (one located in each of India, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in China) that were accounted for using the equity method and are immaterial for disclosure purposes.

10.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2013	2012
	(Amounts in thousands)
4.00% Senior Notes due November 15, 2023, net of unamortized discount	$298,615	$—
3.50% Senior Notes due September 15, 2022, net of unamortized discount	498,289	498,124
Term Loan Facility, interest rate of 1.50% and 1.81% at December 31, 2013 and 2012, respectively	370,000	395,000
Capital lease obligations and other borrowings	33,393	35,470
Debt and capital lease obligations	1,200,297	928,594
Less amounts due within one year	72,678	59,478
Total debt due after one year	$1,127,619	$869,116

Scheduled maturities of the Senior Credit Facility (as described below), as well as our Senior Notes and other debt, are:

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2014	$40,000	$32,678	$72,678
2015	45,000	715	45,715
2016	60,000	—	60,000
2017	60,000	—	60,000
2018	165,000	—	165,000
Thereafter	—	796,904	796,904
Total	$370,000	$830,297	$1,200,297

Senior Notes
On November 1, 2013 we completed the public offering of $300.0 million in aggregate principal amount of senior notes due November 15, 2023 ("2023 Senior Notes"). The 2023 Senior Notes bear an interest rate of 4.00% per year, payable on May 15 and November 15 of each year, commencing on May 15, 2014. The 2023 Senior Notes were priced at 99.532% of par value, reflecting a discount to the aggregate principal amount. We used a portion of the net proceeds of the 2023 Senior Notes offering to repay amounts outstanding under our revolving credit facility described below. We used the remaining portion of the net proceeds for general corporate purposes, including the acquisition of Innomag described in Note 2.
On September 11, 2012, we completed the public offering of $500.0 million in aggregate principal amount of senior notes due September 15, 2022 ("2022 Senior Notes"). The 2022 Senior Notes bear an interest rate of 3.50% per year, payable on March 15 and September 15 of each year. The 2022 Senior Notes were priced at 99.615% of par value, reflecting a discount to the aggregate principal amount. We used a portion of the net proceeds of the 2022 Senior Notes offering to repay the $250.0 million outstanding principal balance on the Bridge Loan (described below). We used the remaining portion of the net proceeds for general corporate purposes, including repayment of the outstanding balance on our Revolving Credit Facility and the repurchase of shares of our common stock (as discussed in Note 15).
We have the right to redeem the 2022 Senior Notes and 2023 Senior Notes at any time prior to June 15, 2022 and August 15, 2023, respectively, in whole or in part, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the senior notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed discounted to the redemption date on a semi-annual basis, at the applicable Treasury Rate plus 30 basis points for the 2022 Senior Notes and plus 25 basis points for the 2023 Senior Notes. In addition, at any time on or after June 15, 2022 for the 2022 Senior Notes and August 15, 2023 for the 2023 Senior Notes, we may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed to the redemption date.
Both the 2022 Senior Notes and 2023 Senior Notes are unsecured and are jointly and severally and fully and unconditionally guaranteed by certain of our 100% owned domestic subsidiaries that are guarantors under our Senior Credit Facility (described below). The guarantees will be automatically and unconditionally released and discharged when: the guarantor subsidiary is sold or sells all of its assets; the requirement for legal or covenant defeasance or to discharge our obligations has been satisfied; or upon the delivery of an officer's certificate to the trustee that such guarantor subsidiary does not guarantee our obligations under our Senior Credit Facility. Both the 2022 Senior Notes and 2023 Senior Notes rank equally in right of payment with all of our other senior unsecured indebtedness.

Senior Credit Facility
On October 4, 2013 we amended our existing credit agreement that provided for an initial $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The significant amendments extended the maturity of our Senior Credit Facility by one year to October 4, 2018, increased the Revolving Credit Facility from $850.0 million to $1.0 billion and removed the $300.0 million sublimit for the issuance of performance letters of credit. The Revolving Credit Facility retains its $30.0 million sublimit for swing line loans and all other significant existing terms under the credit agreement remained unchanged. As of December 31, 2013 and December 31, 2012, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $106.1 million and $152.2 million at December 31, 2013 and December 31, 2012, respectively, which reduced our borrowing capacity to $893.9 million and

$697.8 million, respectively. Under the Senior Credit Facility and subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. Our obligations under the Senior Credit Facility are guaranteed by certain of our 100% owned domestic subsidiaries. Such guarantees are released if we achieve certain credit ratings. We had not achieved these ratings as of December 31, 2013. Future borrowings under the Revolving Credit Facility will be subject to various conditions, including the absence of any default under the Senior Credit Facility.
The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. The Senior Credit Facility requires us to have a maximum permitted leverage ratio of 3.25 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility) and a minimum interest coverage of 3.25 times Consolidated EBITDA to total interest expense. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly. We were in compliance with the covenants as of December 31, 2013.
Repayment of Obligations —We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) at December 31, 2013. We made scheduled principal repayments under our Term Loan Facility of $25.0 million and $5.0 million in 2013 and 2012, respectively. We made scheduled principal payments of $12.5 million and $25.0 million under our prior credit agreement in 2012 and 2011, respectively. We have scheduled principal repayments of $10.0 million due in each of the next four quarters of 2014 under our Term Loan Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $140.0 million of notional amount of interest rate swaps at December 31, 2013 to hedge exposure to floating interest rates.

Bridge Loan
On June 15, 2012, we entered into a loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, providing for a term loan with an aggregate commitment of $250.0 million for a term of 364 days (“Bridge Loan”). The proceeds from the Bridge Loan were used to fund our share repurchase program described in Note 15 to our consolidated financial statements included in this Annual Report. The Bridge Loan was repaid in its entirety in the third quarter of 2012 using a portion of the net proceeds from the 2022 Senior Notes offering.

European Letter of Credit Facility
Due to the increased capacity and the removal of the performance letters of credit sublimit of the amended Revolving Credit Facility, we elected not to renew our 364-day unsecured, committed €125.0 million European Letter of Credit Facility ("European LOC Facility"), which expired in October 2013, however, the existing letters of credit remain outstanding and are still bound by the facility's covenants. The European LOC facility's covenants restrict the ability of certain foreign subsidiaries to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European LOC Facility also incorporates by reference the covenants contained in our Senior Credit Facility. We were in compliance with all covenants under our European LOC Facility as of December 31, 2013.
The remaining outstanding letters of credit will mature over the next five years. We had outstanding letters of credit drawn on the European LOC Facility of €69.6 million ($95.4 million) and €63.1 million ($83.3 million) as of December 31, 2013 and 2012, respectively.

Operating Leases
We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $62.3 million, $63.6 million and $52.8 million in 2013, 2012 and 2011, respectively.

The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,
2014	$54,109
2015	42,798
2016	32,659
2017	25,610
2018	19,954
Thereafter	47,022
Total minimum lease payments	$222,152

11.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
On September 11, 2012 and November 1, 2013, we completed public offerings of Senior Notes that are fully and unconditionally and jointly and severally guaranteed by certain of our 100%owned domestic subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Flowserve Corporation (referred to as “Parent” for the purpose of this note only) on a Parent−only (Issuer) basis, the combined guarantor subsidiaries on a guarantor−only basis, the combined non-guarantor subsidiaries on a non-guarantor-only basis and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a condensed consolidated basis. Investments in subsidiaries have been accounted for using the equity method for this presentation.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,086	$—	$334,718	$—	$363,804
Accounts receivable, net	—	263,594	891,733	—	1,155,327
Intercompany receivables	—	155,422	74,089	(229,511)	—
Inventories, net	—	371,172	689,498	—	1,060,670
Other current assets	1,879	144,551	121,151	—	267,581
Total current assets	30,965	934,739	2,111,189	(229,511)	2,847,382
Property, plant and equipment, net	—	220,072	496,217	—	716,289
Goodwill	—	715,722	391,829	—	1,107,551
Intercompany receivables	432,500	9,520	186,789	(628,809)	—
Investment in consolidated subsidiaries	2,579,701	1,850,998	—	(4,430,699)	—
Other assets, net	15,486	211,755	138,270	—	365,511
Total assets	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$163,254	$448,838	$—	$612,092
Intercompany payables	81	74,008	155,422	(229,511)	—
Accrued liabilities	12,874	293,012	555,124	—	861,010
Debt due within one year	40,000	5	32,673	—	72,678
Deferred taxes	—	—	12,319	—	12,319
Total current liabilities	52,955	530,279	1,204,376	(229,511)	1,558,099
Long-term debt due after one year	1,126,904	—	715	—	1,127,619
Intercompany payables	1,144	618,145	9,520	(628,809)	—
Retirement obligations and other liabilities	7,270	214,681	251,943	—	473,894
Total liabilities	1,188,273	1,363,105	1,466,554	(858,320)	3,159,612
Total Flowserve Corporation shareholders’ equity	1,870,379	2,579,701	1,850,998	(4,430,699)	1,870,379
Noncontrolling interests	—	—	6,742	—	6,742
Total equity	1,870,379	2,579,701	1,857,740	(4,430,699)	1,877,121
Total liabilities and equity	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

	December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,609	$—	$301,643	$—	$304,252
Accounts receivable, net	—	255,164	848,560	—	1,103,724
Intercompany receivables	—	157,447	42,836	(200,283)	—
Inventories, net	—	382,360	704,303	—	1,086,663
Other current assets, net	1,967	123,152	120,458	—	245,577
Total current assets	4,576	918,123	2,017,800	(200,283)	2,740,216
Property, plant and equipment, net	—	204,032	450,147	—	654,179
Goodwill	—	671,858	381,994	—	1,053,852
Intercompany receivables	462,500	10,363	85,316	(558,179)	—
Investment in consolidated subsidiaries	2,321,597	1,604,462	—	(3,926,059)	—
Other assets, net	14,879	175,771	172,061	—	362,711
Total assets	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$158,028	$458,872	$—	$616,900
Intercompany payables	35	42,801	157,447	(200,283)	—
Accrued liabilities	11,610	314,162	580,821	—	906,593
Debt due within one year	25,000	5	34,473	—	59,478
Deferred taxes	—	—	7,654	—	7,654
Total current liabilities	36,645	514,996	1,239,267	(200,283)	1,590,625
Long-term debt due after one year	868,124	20	972	—	869,116
Intercompany payables	1,144	546,672	10,363	(558,179)	—
Retirement obligations and other liabilities	7,420	201,324	247,998	—	456,742
Total liabilities	913,333	1,263,012	1,498,600	(758,462)	2,916,483
Total Flowserve Corporation shareholders’ equity	1,890,219	2,321,597	1,604,462	(3,926,059)	1,890,219
Noncontrolling interests	—	—	4,256	—	4,256
Total equity	1,890,219	2,321,597	1,608,718	(3,926,059)	1,894,475
Total liabilities and equity	$2,803,552	$3,584,609	$3,107,318	$(4,684,521)	$4,810,958

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,952,235	$3,388,258	$(385,874)	$4,954,619
Cost of sales	—	(1,281,035)	(2,371,363)	385,874	(3,266,524)
Gross profit	—	671,200	1,016,895	—	1,688,095
Selling, general and administrative expense	(3,079)	(400,609)	(563,141)	—	(966,829)
Net earnings from affiliates	—	1,175	37,842	—	39,017
Net earnings from consolidated subsidiaries, net of tax	505,764	345,465	—	(851,229)	—
Operating income	502,685	617,231	491,596	(851,229)	760,283
Interest expense, net	(29,729)	(11,685)	(11,568)	—	(52,982)
Other expense, net	—	(767)	(13,513)	—	(14,280)
Earnings before income taxes	472,956	604,779	466,515	(851,229)	693,021
Provision for income taxes	12,574	(99,015)	(118,260)	—	(204,701)
Net earnings, including noncontrolling interests	485,530	505,764	348,255	(851,229)	488,320
Less: Net earnings attributable to noncontrolling interests	—	—	(2,790)	—	(2,790)
Net earnings attributable to Flowserve Corporation	$485,530	$505,764	$345,465	$(851,229)	$485,530
Comprehensive income attributable to Flowserve Corporation	$488,363	$508,929	$316,484	$(825,413)	$488,363

	Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,833,613	$3,272,519	$(354,793)	$4,751,339
Cost of sales	—	(1,190,206)	(2,334,975)	354,793	(3,170,388)
Gross profit	—	643,407	937,544	—	1,580,951
Selling, general and administrative expense	(3,571)	(390,713)	(527,841)	—	(922,125)
Net earnings from affiliates	—	3,855	13,097	—	16,952
Net earnings from consolidated subsidiaries, net of tax	456,740	309,223	—	(765,963)	—
Operating income	453,169	565,772	422,800	(765,963)	675,778
Interest expense, net	(9,881)	(19,347)	(13,338)	—	(42,566)
Other expense, net	—	(683)	(20,964)	—	(21,647)
Earnings before income taxes	443,288	545,742	388,498	(765,963)	611,565
Provision for income taxes	5,051	(89,002)	(76,815)	—	(160,766)
Net earnings, including noncontrolling interests	448,339	456,740	311,683	(765,963)	450,799
Less: Net earnings attributable to noncontrolling interests	—	—	(2,460)	—	(2,460)
Net earnings attributable to Flowserve Corporation	$448,339	$456,740	$309,223	$(765,963)	$448,339
Comprehensive income attributable to Flowserve Corporation	$440,127	$446,536	$292,167	$(738,703)	$440,127

	Year Ended December 31, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,735,809	$3,120,802	$(346,410)	$4,510,201
Cost of sales	—	(1,104,642)	(2,238,323)	346,410	(2,996,555)
Gross profit	—	631,167	882,479	—	1,513,646
Selling, general and administrative expense	(7,236)	(368,818)	(538,026)	—	(914,080)
Net earnings from affiliates	—	3,819	15,292	—	19,111
Net earnings from consolidated subsidiaries, net of tax	434,436	272,111	—	(706,547)	—
Operating income	427,200	538,279	359,745	(706,547)	618,677
Interest expense, net	(1,088)	(18,615)	(14,897)	—	(34,600)
Other (expense) income, net	—	(2,858)	6,536	—	3,678
Earnings before income taxes	426,112	516,806	351,384	(706,547)	587,755
Provision for income taxes	2,470	(82,370)	(78,624)	—	(158,524)
Net earnings, including noncontrolling interests	428,582	434,436	272,760	(706,547)	429,231
Less: Net earnings attributable to noncontrolling interests	—	—	(649)	—	(649)
Net earnings attributable to Flowserve Corporation	$428,582	$434,436	$272,111	$(706,547)	$428,582
Comprehensive income attributable to Flowserve Corporation	$362,991	$369,193	$216,653	$(585,846)	$362,991

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$261,741	$279,594	$214,066	$(267,642)	$487,759
Cash flows — Investing activities:
Capital expenditures	—	(44,380)	(94,710)	—	(139,090)
Payments for acquisitions, net of cash acquired	—	(66,658)	(10,143)	—	(76,801)
Intercompany loan proceeds	30,000	911	72,037	(102,948)	—
Intercompany loan payments	—	(68)	(173,510)	173,578	—
Proceeds from disposal of assets	—	110	1,543	—	1,653
Proceeds from equity investments in affiliates	—	—	46,240	—	46,240
Net cash flows provided (used) by investing activities	30,000	(110,085)	(158,543)	70,630	(167,998)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,266	1,845	—	10,111
Payments on long-term debt	(25,000)	—	—	—	(25,000)
Proceeds from issuance of senior notes	298,596	—	—	—	298,596
Borrowings under other financing arrangements, net	—	(20)	(381)	—	(401)
Repurchases of common shares	(458,310)	—	—	—	(458,310)
Payments of dividends	(76,897)	—	—	—	(76,897)
Payments of deferred loan costs	(3,744)	—	—	—	(3,744)
Intercompany loan proceeds	—	173,510	68	(173,578)	—
Intercompany loan payments	—	(102,037)	(911)	102,948	—
Intercompany dividends	—	(249,228)	(18,414)	267,642	—
All other financing, net	91	—	(270)	—	(179)
Net cash flows used by financing activities	(265,264)	(169,509)	(18,063)	197,012	(255,824)
Effect of exchange rate changes on cash	—	—	(4,385)	—	(4,385)
Net change in cash and cash equivalents	26,477	—	33,075	—	59,552
Cash and cash equivalents at beginning of year	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of year	$29,086	$—	$334,718	$—	$363,804

	Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$277,076	$193,819	$298,616	$(252,381)	$517,130
Cash flows — Investing activities:
Capital expenditures	—	(43,600)	(91,939)	—	(135,539)
Payments for acquisitions, net of cash acquired	—	—	(3,996)	—	(3,996)
Intercompany loan proceeds	12,499	32,705	54,746	(99,950)	—
Intercompany loan payments	—	(28,372)	(138,918)	167,290	—
Intercompany capital contribution	—	(483)	—	483	—
Proceeds from disposal of assets	—	2,268	14,665	—	16,933
Affiliate investment activity, net	—	—	(3,825)	—	(3,825)
Net cash flows provided (used) by investing activities	12,499	(37,482)	(169,267)	67,823	(126,427)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,985	2,222	—	11,207
Payments on long-term debt	(480,000)	—	—	—	(480,000)
Proceeds from issuance of senior notes	498,075	—	—	—	498,075
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Net borrowings (payments) under other financing arrangements	9	(20)	5,818	—	5,807
Repurchases of common shares	(771,942)	—	—	—	(771,942)
Payments of dividends	(73,765)	—	—	—	(73,765)
Payment of deferred loan costs	(9,901)	—	—	—	(9,901)
Intercompany loan proceeds	—	138,918	28,372	(167,290)	—
Intercompany loan payments	—	(67,245)	(32,705)	99,950	—
Intercompany capital contribution	—	—	483	(483)	—
Intercompany dividends	—	(236,975)	(15,406)	252,381	—
All other financing, net	250	—	(8,653)	—	(8,403)
Net cash flows used by financing activities	(437,274)	(156,337)	(19,869)	184,558	(428,922)
Effect of exchange rate changes on cash	—	—	5,115	—	5,115
Net change in cash and cash equivalents	(147,699)	—	114,595	—	(33,104)
Cash and cash equivalents at beginning of year	150,308	—	187,048	—	337,356
Cash and cash equivalents at end of year	$2,609	$—	$301,643	$—	$304,252

	Year Ended December 31, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$157,811	$135,303	$77,557	$(152,458)	$218,213
Cash flows — Investing activities:
Capital expenditures	—	(30,138)	(77,829)	—	(107,967)
Payments for acquisitions, net of cash acquired	—	(90,505)	—	—	(90,505)
Intercompany return of capital	—	109,432	—	(109,432)	—
Intercompany loan proceeds	25,000	28,267	—	(53,267)	—
Proceeds from disposal of assets	—	130	4,139	—	4,269
Net cash flows provided (used) by investing activities	25,000	17,186	(73,690)	(162,699)	(194,203)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	3,963	1,705	—	5,668
Payments on long-term debt	(25,000)	—	—	—	(25,000)
Net (payments) proceeds under other financing arrangements	—	(20)	1,601	—	1,581
Repurchase of common shares	(150,000)	—	—	—	(150,000)
Payment of dividends	(69,557)	—	—	—	(69,557)
Intercompany loan payments	—	(25,000)	(28,267)	53,267	—
Intercompany distributions of capital	—	—	(109,432)	109,432	—
Intercompany dividends	—	(131,432)	(21,026)	152,458	—
All other financing, net	547	—	(2,195)	—	(1,648)
Net cash flows used by financing activities	(244,010)	(152,489)	(157,614)	315,157	(238,956)
Effect of exchange rate changes on cash	—	—	(5,277)	—	(5,277)
Net change in cash and cash equivalents	(61,199)	—	(159,024)	—	(220,223)
Cash and cash equivalents at beginning of year	211,507	—	346,072	—	557,579
Cash and cash equivalents at end of year	$150,308	$—	$187,048	$—	$337,356

12.	PENSION AND POSTRETIREMENT BENEFITS
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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2013	2012	2011
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.50%	3.75%	4.50%
Rate of increase in compensation levels	4.25	4.25	4.25
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.25%	6.25%
Discount rate	3.75	4.50	5.00
Rate of increase in compensation levels	4.25	4.25	4.25

At December 31, 2013 as compared with December 31, 2012, we increased our discount rate from 3.75% to 4.50% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions.

At December 31, 2013 as compared with December 31, 2012 our average assumed rate of compensation increase remained constant at 4.25%. In determining 2013 expense, the expected rate of return on U.S. plan assets is slightly lower than 2012 at 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation.
Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Service cost	$23,355	$21,222	$19,754
Interest cost	15,089	16,458	17,217
Expected return on plan assets	(19,952)	(21,153)	(21,692)
Settlement and curtailment of benefits	(28)	—	—
Amortization of unrecognized prior service benefit	(87)	(1,238)	(1,238)
Amortization of unrecognized net loss	14,280	12,177	10,784
U.S. net pension expense	$32,657	$27,466	$24,825

The estimated prior service benefit and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2014 is $0.3 million and $8.3 million, respectively. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension asset (liability) for U.S. plans:

	December 31,
	2013	2012
	(Amounts in thousands)
Plan assets, at fair value	$410,462	$380,342
Benefit Obligation	(405,812)	(423,547)
Funded status	$4,650	$(43,205)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2013	2012
	(Amounts in thousands)
Noncurrent assets	$14,355	$—
Current liabilities	(500)	(475)
Noncurrent liabilities	(9,205)	(42,730)
Funded status	$4,650	$(43,205)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2013	2012
	(Amounts in thousands)
Balance — January 1	$423,547	$387,131
Service cost	23,355	21,222
Interest cost	15,089	16,458
Actuarial (gain) loss	(22,356)	21,960
Benefits paid	(33,823)	(23,224)
Balance — December 31	$405,812	$423,547
Accumulated benefit obligations at December 31	$405,812	$423,547

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2014	$34.4
2015	35.5
2016	36.7
2017	37.7
2018	39.1
2019-2023	203.7

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2013	2012	2011
	(Amounts in thousands)
Balance — January 1	$(90,270)	$(98,745)	$(95,258)
Amortization of net loss	8,919	7,605	6,718
Amortization of prior service benefit	(54)	(773)	(771)
Net gain (loss) arising during the year	26,312	1,643	(9,434)
Settlement gain	(17)	—	—
Balance — December 31	$(55,110)	$(90,270)	$(98,745)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2013	2012
	(Amounts in thousands)
Unrecognized net loss	$(54,391)	$(89,612)
Unrecognized prior service cost	(719)	(658)
Accumulated other comprehensive loss, net of tax	$(55,110)	$(90,270)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2013	2012
	(Amounts in thousands)
Balance — January 1	$380,342	$349,986
Return on plan assets	39,749	45,716
Company contributions	24,194	7,864
Benefits paid	(33,823)	(23,224)
Balance — December 31	$410,462	$380,342

We contributed $24.2 million and $7.9 million to the U.S. defined benefit pension plans during 2013 and 2012, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2014 is expected to be approximately $20 million, excluding direct benefits paid.
All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2013 and 2012 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2013	2012	2013	2012
U.S. Large Cap	19%	28%	20%	28%
U.S. Small Cap	4%	4%	4%	4%
International Large Cap	14%	14%	14%	14%
Emerging Markets	5%	4%	5%	4%
World Equity	8%	0%	8%	0%
Equity securities	50%	50%	51%	50%
Liability Driven Investment	40%	0%	39%	0%
Long-Term Government / Credit	10%	21%	10%	21%
Intermediate Bond	0%	29%	0%	29%
Fixed income	50%	50%	49%	50%
Other(1)	0%	0%	0%	0%
_______________________________________

(1)	Less than 1% of holdings are in the Other category in 2013.
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
Plan assets are invested in commingled funds and the individual funds are actively managed with the intent to outperform specified benchmarks. Our "Pension and Investment Committee" is responsible for setting the investment strategy and the target asset allocation, as well as selecting individual funds. As the qualified plan approached fully funded status, we implemented a Liability-Driven Investing ("LDI") strategy, which more closely aligns the duration of the assets with the duration of the liabilities. The LDI strategy will result in an asset portfolio that more closely matches the behavior of the liability, thereby protecting the funded status of the plan.

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2013				At December 31, 2012
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$—	$—	$—	$—	$82	$82	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	81,004	—	81,004	—	106,886	—	106,886	—
U.S. Small Cap(b)	17,136	—	17,136	—	15,368	—	15,368	—
International Large Cap(c)	58,675	—	58,675	—	54,159	—	54,159	—
Emerging Markets(d)	19,772	—	19,772	—	15,535	—	15,535	—
World Equity(e)	34,069	—	34,069	—	—	—	—	—
Fixed income securities
Liability Driven Investment (f)	157,638	—	157,638	—	—	—	—	—
Long-Term Government/Credit(g)	39,308	—	39,308	—	80,567	—	80,567	—
Intermediate Bond(h)	—	—	—	—	107,745	—	107,745	—
Other types of investments:
Other(i)	2,860	—	2,860	—	—	—	—	—
	$410,462	$—	$410,462	$—	$380,342	$82	$380,260	$—
_______________________________________

(a)
U.S. Large Cap funds seek to outperform the Russell 1000 (R) Index with investments in large and medium capitalization U.S. companies represented in the Russell 1000 (R) Index, which is composed of the largest 1,000 U.S. equities as determined by market capitalization.

(b)
U.S. Small Cap funds seek to outperform the Russell 2000 (R) Index with investments in medium and small capitalization U.S. companies represented in the Russell 2000 (R) Index, which is composed of the smallest 2,000 U.S. equities as determined by market capitalization.

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

(e)
World Equity funds seek to outperform the Russell Developed Large Cap Index Net over a full market cycle. The fund's goal is to provide a favorable total return relative to the benchmark, primarily through long-term capital appreciation.

(f)
LDI funds seek to outperform the Barclays-Russell LDI Index by investing in high quality, mostly corporate bonds and fixed income securities that closely match those found in discount curves used to value the plan's liabilities.

(g)
Long-Term Government/Credit funds seek to outperform the Barclays Capital U.S. Long-Term Government/Credit Index by generating excess return through a variety of diversified strategies in securities with longer durations, such as sector rotation, security selection and tactical use of high-yield bonds.

(h)
Intermediate Bonds seek to outperform the Barclays Capital U.S. Aggregate Bond Index by generating excess return through a variety of diversified strategies in securities with short to intermediate durations, such as sector rotation, security selection and tactical use of high-yield bonds.

(i)	Details have not been provided due to immateriality.

Non-U.S. Defined Benefit Plans

We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, France, Germany, India, Indonesia, Italy, Japan, Mexico, The Netherlands, Sweden and the U.K. The assets in the U.K. (two plans) and The Netherlands (one plan) represent 97% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2013	2012	2011
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.22%	4.16%	5.09%
Rate of increase in compensation levels	3.83	3.84	3.56
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	5.49%	5.78%	6.13%
Discount rate	4.16	5.09	5.13
Rate of increase in compensation levels	3.84	3.56	3.46

At December 31, 2013 as compared with December 31, 2012, we increased our average discount rate for non-U.S. plans from 4.16% to 4.22% based primarily on rates remaining steady in the Eurozone, U.K. and Venezuela while all other non-U.S. countries discount rates increased. To determine 2013 pension expense, we decreased our average expected rate of return on plan assets from 5.78% at December 31, 2012 to 5.49% at December 31, 2013, primarily as a result of our target asset allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Service cost	$6,819	$4,681	$5,113
Interest cost	13,486	13,724	13,867
Expected return on plan assets	(9,200)	(8,542)	(8,382)
Amortization of unrecognized net loss	6,650	4,020	2,172
Settlement and other	134	43	239
Non-U.S. net pension expense	$17,889	$13,926	$13,009

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. pension expense in 2014 is $6.9 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2013	2012
	(Amounts in thousands)
Plan assets, at fair value	$195,042	$173,017
Benefit Obligation	(363,425)	(340,348)
Funded status	$(168,383)	$(167,331)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2013	2012
\	(Amounts in thousands)
Noncurrent assets	$52	$—
Current liabilities	(9,048)	(8,398)
Noncurrent liabilities	(159,387)	(158,933)
Funded status	$(168,383)	$(167,331)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2013	2012
	(Amounts in thousands)
Balance — January 1	$340,348	$271,638
Service cost	6,819	4,681
Interest cost	13,486	13,724
Employee contributions	267	210
Plan amendments and other	1,573	2,114
Actuarial loss(1)	8,664	51,277
Net benefits and expenses paid	(16,491)	(13,735)
Currency translation impact(2)	8,759	10,439
Balance — December 31	$363,425	$340,348
Accumulated benefit obligations at December 31	$340,223	$316,667
_______________________________________

(1)	The 2012 actuarial losses primarily reflect the impact of assumption changes in the Euro zone and U.K. plans for 2012.

(2)	The currency translation impact reflects the weakening of the U.S. dollar exchange rate against our significant currencies, primarily the British pound and the Euro.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2014	$16.9
2015	16.1
2016	16.8
2017	18.3
2018	19.5
2019-2023	107.8

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2013	2012	2011
	(Amounts in thousands)
Balance — January 1	$(76,197)	$(43,110)	$(38,819)
Amortization of net loss	4,999	2,985	1,609
Net loss arising during the year	(6,091)	(33,692)	(6,763)
Settlement loss	93	100	155
Prior service benefit arising during the year	137	32	191
Currency translation impact and other	(1,804)	(2,512)	517
Balance — December 31	$(78,863)	$(76,197)	$(43,110)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2013	2012
	(Amounts in thousands)
Unrecognized net loss	$(77,379)	$(74,656)
Unrecognized prior service cost	(1,484)	(1,541)
Accumulated other comprehensive loss, net of tax	$(78,863)	$(76,197)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2013	2012
	(Amounts in thousands)
Balance — January 1	$173,017	$145,112
Return on plan assets	10,480	14,561
Employee contributions	267	210
Company contributions	22,695	20,270
Currency translation impact and other	5,074	6,599
Net benefits and expenses paid	(16,491)	(13,735)
Balance — December 31	$195,042	$173,017
Our contributions to non-U.S. defined benefit pension plans in 2014 are expected to be approximately $13 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2013 and 2012 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2013	2012	2013	2012
North American Companies	3%	5%	3%	5%
U.K. Companies	10%	19%	10%	19%
European Companies	4%	6%	4%	6%
Asian Pacific Companies	3%	5%	3%	5%
Global Equity	8%	1%	8%	1%
Equity securities	28%	36%	28%	36%
U.K. Government Gilt Index	28%	21%	28%	21%
U.K. Corporate Bond Index	21%	19%	21%	19%
Global Fixed Income Bond	20%	22%	20%	22%
Fixed income	69%	62%	69%	62%
Other	3%	2%	3%	2%
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

The fair values of the non-U.S. assets were:

	At December 31, 2013				At December 31, 2012
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$189	$189	$—	$—	$261	$261	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	6,459	—	6,459	—	8,527	—	8,527	—
U.K. Companies(b)	19,448	—	19,448	—	33,389	—	33,389	—
European Companies (c)	8,060	—	8,060	—	10,417	—	10,417	—
Asian Pacific Companies(d)	5,613	—	5,613	—	7,995	—	7,995	—
Global Equity(e)	16,046	—	16,046	—	1,895	—	1,895	—
Fixed income securities
U.K. Government Gilt Index(f)	55,078	—	55,078	—	35,614	—	35,614	—
U.K. Corporate Bond Index(g)	40,039	—	40,039	—	33,311	—	33,311	—
Global Fixed Income Bond(h)	38,335	—	38,335	—	37,476	—	37,476	—
Other(i)	5,775	—	—	5,775	4,132	—	—	4,132
	$195,042	$189	$189,078	$5,775	$173,017	$261	$168,624	$4,132
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

(f)
U.K. Government Gilt Index represents U.K. government issued fixed income investments which are passively managed and track the respective benchmarks (FTSE U.K. Gilt Index-Linked Over 5 Years Index, FTSE U.K. Gilt Over 15 Years Index and FTSE U.K. Gilt Index-Linked Over 25 Years Index).

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

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets. The decrease in 2013 is primarily due to exclusion of the U.S. Qualified Plan which has a net asset position at December 31, 2013.

	December 31,
	2013	2012
	(Amounts in thousands)
Benefit Obligation	$367,460	$758,296
Accumulated benefit obligation	346,684	738,357
Fair value of plan assets	189,827	549,300

Postretirement Medical Plans
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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2013	2012	2011
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.00%	3.25%	4.25%
Weighted average assumptions used to determine net expense:
Discount rate	3.25%	4.25%	4.75%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.5% for 2013, 8.0% for 2012 and 8.5% for 2011, with a gradual decrease to 5.0% for 2032 and future years.
Net postretirement benefit income for postretirement medical plans was:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Service cost	$6	$11	$12
Interest cost	1,066	1,462	1,782
Amortization of unrecognized prior service benefit	—	(41)	(1,558)
Amortization of unrecognized net gain	(1,280)	(1,542)	(1,463)
Net postretirement benefit income	$(208)	$(110)	$(1,227)

No estimated prior service benefit or cost is expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2014. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2014 is $1.4 million.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2013	2012
	(Amounts in thousands)
Postretirement Benefit Obligation	$31,477	$34,967
Funded status	$(31,477)	$(34,967)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2013	2012
	(Amounts in thousands)
Current liabilities	$(4,013)	$(4,250)
Noncurrent liabilities	(27,464)	(30,717)
Funded status	$(31,477)	$(34,967)

The following is a reconciliation of the postretirement Benefit Obligation:

	2013	2012
	(Amounts in thousands)
Balance — January 1	$34,967	$35,045
Service cost	6	11
Interest cost	1,066	1,462
Employee contributions	2,151	2,126
Medicare subsidies receivable	789	500
Actuarial (gain) loss	(857)	2,213
Net benefits and expenses paid	(6,645)	(6,390)
Balance — December 31	$31,477	$34,967

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2014	$4.1	$0.2
2015	3.9	0.2
2016	3.6	0.2
2017	3.4	0.2
2018	3.1	0.2
2019-2023	11.1	0.9

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2013	2012	2011
	(Amounts in thousands)
Balance — January 1	$4,710	$7,081	$7,793
Amortization of net gain	(800)	(963)	(911)
Amortization of prior service benefit	—	(26)	(971)
Net gain (loss) arising during the year	535	(1,382)	1,170
Balance — December 31	$4,445	$4,710	$7,081

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2013	2012
	(Amounts in thousands)
Unrecognized net gain	$4,445	$4,710
Accumulated other comprehensive income, net of tax	$4,445	$4,710

We made contributions to the postretirement medical plans to pay benefits of $3.7 million in 2013, $3.8 million in 2012 and $3.9 million in 2011. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2013 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$207	$(221)
Effect on service cost plus interest cost	6	(6)

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $20.0 million in 2013, $19.3 million in 2012 and $17.8 million in 2011.
Effective January 1, 2013, our common stock is no longer an investment option. Prior to 2013, participants in the U.S. defined contribution plan had the option to invest in our common stock, therefore, the plan assets prior to 2013 include such holdings of our common stock. Participants with existing holdings of our stock on the effective date are able to maintain their holdings until such time as they are reallocated within the plan by the participant or taken as a distribution by the participant.

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment. Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers or other companies for our estimated recovery, to the extent we believe that the amounts of recovery are probable and not otherwise in dispute. Although infrequent, from time to time we have tried cases, one of which resulted in an unfavorable ruling during the third quarter of 2013. The impact of the verdict is not material, and we intend to vigorously contest the ruling. We established a loss reserve and related insurance receivable based on the reasonably estimable and probable outcome of the case. While unfavorable rulings, judgments or settlement terms regarding these claims could have a material adverse impact on our business, financial condition, results of operations and cash flows, we currently believe the likelihood is remote.
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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2013	2012	2011
	(Amounts in thousands)
Balance — January 1	$35,400	$38,033	$34,374
Accruals for warranty expense, net of adjustments	33,504	28,851	35,535
Settlements made	(31,076)	(31,484)	(31,876)
Balance — December 31	$37,828	$35,400	$38,033

15.	SHAREHOLDERS’ EQUITY
Stock Split – On May 23, 2013, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 120.0 million to 305.0 million and enable a three-for-one stock split approved by the Board of Directors on February 7, 2013 in the form of a 200% common stock dividend. The record date for the stock split was June 7, 2013, and additional shares were distributed on June 21, 2013. As a result of the three-for-one stock split, 117,861,772 shares of common stock were issued. The par value of the common stock remained unchanged at $1.25 per share, which required $147.3 million to be retrospectively reclassified from capital in excess of par value to common shares all within the shareholders' equity section of our consolidated balance sheets. Shareholders' equity and all share data, including treasury shares and stock-based compensation award shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the increase in authorized shares and the stock split, as appropriate.
Dividends - On February 17, 2014, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.14 per share to $0.16 per share payable beginning on April 11, 2014. On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.12 per share to $0.14 per share payable beginning on April 12, 2013. On February 20, 2012, our Board of Directors authorized an increase in the payment of dividends on our common stock from $0.11 per share to $0.12 per share payable quarterly beginning on April 13, 2012. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On May 31, 2012, we announced that our Board of Directors endorsed a capital structure strategy that expanded our share repurchase program to $1.0 billion. On February 19, 2013, our Board of Directors approved a $750 million share repurchase authorization, which included approximately $193 million of remaining capacity under the $1.0 billion share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice.
As a part of the $1.0 billion share repurchase program, on June 14, 2012, we entered into an accelerated share repurchase program (“ASR Program”) with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, N.A., London Branch, under which we agreed to repurchase an aggregate of $300.0 million of our common stock. The total 7,243,191 shares repurchased under the ASR Program were based on the volume-weighted average price of $42.31, which was our average common stock price during the repurchase period, less an agreed upon discount.
On a post-split basis, we repurchased 8,142,723, 18,638,340 and 4,448,499 shares for $458.3 million, $771.9 million and $150.0 million during 2013, 2012 and 2011, respectively. As of December 31, 2013, we have $384.4 million of remaining capacity under our current share repurchase program.

16.	INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Current:
U.S. federal	$61,670	$73,444	$42,596
Non-U.S.	112,471	101,166	95,677
State and local	7,537	3,454	6,567
Total current	181,678	178,064	144,840
Deferred:
U.S. federal	8,771	(823)	19,086
Non-U.S.	13,120	(17,268)	(11,918)
State and local	1,132	793	6,516
Total deferred	23,023	(17,298)	13,684
Total provision	$204,701	$160,766	$158,524

The expected cash payments for the current income tax expense for 2013, 2012 and 2011 were reduced by $10.1 million, $11.0 million and $5.7 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Statutory federal income tax at 35%	$242.6	$214.0	$205.7
Foreign impact, net	(40.7)	(50.6)	(55.0)
State and local income taxes, net	8.7	4.2	13.1
Other	(5.9)	(6.8)	(5.3)
Total	$204.7	$160.8	$158.5
Effective tax rate	29.5%	26.3%	27.0%

The 2013, 2012 and 2011 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.7 billion. Should these permanently reinvested earnings be repatriated in a future period in the form of dividends or otherwise, our provision for income taxes may increase materially in that period. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested differences is not practicable. During each of the three years reported in the period ended December 31, 2013, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.
For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of $5.0 million of income tax expense in the year ended December 31, 2013 and $2.3 million and $9.5 million of income tax benefit during the years ended December 31, 2012 and 2011, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2013	2012
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$25,798	$47,112
Net operating loss carryforwards	23,943	28,801
Compensation accruals	54,518	53,307
Inventories	56,487	60,556
Credit carryforwards	32,384	35,384
Warranty and accrued liabilities	20,626	24,263
Other	42,809	36,965
Total deferred tax assets	256,565	286,388
Valuation allowances	(18,058)	(17,975)
Net deferred tax assets	238,507	268,413
Deferred tax liabilities related to:
Property, plant and equipment	(36,191)	(27,246)
Goodwill and intangibles	(138,635)	(128,227)
Other	(9,269)	(8,299)
Total deferred tax liabilities	(184,095)	(163,772)
Deferred tax assets, net	$54,412	$104,641

We have $147.4 million of U.S. and foreign net operating loss carryforwards at December 31, 2013. Of this total, $39.7 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2014 through 2027. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $27.9 million of foreign tax credit carryforwards at December 31, 2013, expiring in 2020 through 2023 for which a valuation allowance of $0.8 million has been recorded.
Earnings before income taxes comprised:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
U.S.	$231,179	$220,684	$247,684
Non-U.S.	461,842	390,881	340,071
Total	$693,021	$611,565	$587,755

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2013	2012	2011
Balance — January 1	$59.1	$93.8	$104.6
Gross amount of increases (decreases) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	3.9	(1.4)	1.0
During the current period	8.9	10.3	8.8
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(0.1)	(21.0)	(9.8)
Lapse of the applicable statute of limitations	(11.5)	(23.0)	(8.3)
(Decreases) increases in unrecognized tax benefits relating to foreign currency translation adjustments	(1.0)	0.4	(2.5)
Balance — December 31	$59.3	$59.1	$93.8

The amount of gross unrecognized tax benefits at December 31, 2013 was $75.5 million, which includes $16.2 million of accrued interest and penalties. Of this amount $57.2 million, if recognized, would favorably impact our effective tax rate. During the years ended December 31, 2013, 2012 and 2011 we recognized net interest and penalty income of $2.4 million, $2.9 million and $1.9 million, respectively, in our consolidated statements of income.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2011, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, Canada, France, Germany, India, Italy, Singapore, the U.S. and Venezuela.
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

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2013, 2012 and 2011 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2013:
Sales to external customers	$2,473,731	$873,389	$1,607,499	$4,954,619	$—	$4,954,619
Intersegment sales	63,365	76,779	8,213	148,357	(148,357)	—
Segment operating income	423,339	115,658	307,967	846,964	(86,681)	760,283
Depreciation and amortization	46,494	14,122	36,590	97,206	9,186	106,392
Identifiable assets	2,260,961	827,155	1,520,085	4,608,201	428,532	5,036,733
Capital expenditures	75,379	17,445	40,205	133,029	6,061	139,090

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2012:
Sales to external customers	$2,338,527	$863,941	$1,548,871	$4,751,339	$—	$4,751,339
Intersegment sales	64,621	89,957	8,206	162,784	(162,784)	—
Segment operating income	396,082	99,526	253,398	749,006	(73,228)	675,778
Depreciation and amortization	48,007	13,408	36,418	97,833	9,393	107,226
Identifiable assets	2,223,791	745,276	1,485,686	4,454,753	356,205	4,810,958
Capital expenditures	64,038	17,351	46,239	127,628	7,911	135,539

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2011:
Sales to external customers	$2,239,405	$802,864	$1,467,932	$4,510,201	$—	$4,510,201
Intersegment sales	81,978	75,337	5,414	162,729	(162,729)	—
Segment operating income	395,184	62,906	233,329	691,419	(72,742)	618,677
Depreciation and amortization	41,199	13,864	40,912	95,975	11,586	107,561
Identifiable assets	2,055,600	740,179	1,406,531	4,202,310	420,304	4,622,614
Capital expenditures	44,714	12,834	43,797	101,345	6,622	107,967
_______________________________________

(1)	The changes in identifiable assets for "Eliminations and All Other" in 2013, 2012 and 2011 are primarily a result of changes in cash balances.

Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes, goodwill and intangible assets. Prior period information has been updated to conform to current year presentation. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2013
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,699,053	34.3%	$374,125	41.5%
EMA(1)	2,102,428	42.4%	287,071	31.8%
Asia(2)	552,383	11.2%	124,619	13.8%
Other(3)	600,755	12.1%	115,904	12.9%
Consolidated total	$4,954,619	100.0%	$901,719	100.0%

	Year Ended December 31, 2012
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,597,737	33.6%	$332,667	39.6%
EMA(1)	2,054,809	43.2%	273,274	32.5%
Asia(2)	548,589	11.6%	122,911	14.6%
Other(3)	550,204	11.6%	111,257	13.3%
Consolidated total	$4,751,339	100.0%	$840,109	100.0%

	Year Ended December 31, 2011
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,507,209	33.4%	$314,405	40.9%
EMA(1)	1,954,212	43.3%	262,083	34.1%
Asia(2)	517,375	11.5%	99,278	12.9%
Other(3)	531,405	11.8%	92,092	12.1%
Consolidated total	$4,510,201	100.0%	$767,858	100.0%
___________________________________

(1)	"EMA" includes Europe, the Middle East and Africa. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 71% of total sales in 2013, 71% in 2012 and 73% in 2011.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss, net of related tax effects:

(Amounts in thousands)	Foreign currency translation items(1)(2)	Pension and other postretirement effects	Cash flow hedging activity(3)	Total(1)

Balance - January 1, 2013	$(61,083)	$(161,757)	$(254)	$(223,094)
Other comprehensive (loss) income before reclassifications, net of taxes	(30,087)	18,951	(1,501)	(12,637)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	1,217	13,278	941	15,436
Net current-period other comprehensive (loss) income, net of taxes	(28,870)	32,229	(560)	2,799
Balance - December 31, 2013	$(89,953)	$(129,528)	$(814)	$(220,295)
_______________________________________

(1)	Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million for both December 31, 2013 and 2012, and $1.3 million at 2011.

(2)
Foreign currency translation adjustments in 2013 primarily represents the weakening of the Argentinian peso, Mexican peso, Indian rupee, Canadian dollar and Australian dollar exchange rates versus the U.S. dollar at December 31, 2013 as compared with December 31, 2012.

(3)
Other comprehensive loss before reclassifications, net of taxes was $0.4 million and amounts reclassified from accumulated other comprehensive loss, net of taxes was $0.9 million for the twelve months ended December 31, 2012 for cash flow hedging activity.

The following table presents the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2013:

(Amounts in thousands)	Amount reclassified from accumulated other comprehensive loss (1)	Affected line item in the statement of income
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	$(1,217)	Net earnings from affiliates
	—	Tax (expense) benefit
	$(1,217)	Net of tax

Cash flow hedging activity
Interest rate swaps	$(1,506)	Interest expense
	565	Tax benefit
	$(941)	Net of tax

Pension and other postretirement effects
Amortization of actuarial losses	$(19,669)	(2)
	6,391	Tax benefit
	$(13,278)	Net of tax
______________________________________

(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
At December 31, 2013, we expect to recognize losses of $0.9 million, net of deferred taxes, into earnings in the next twelve months related to interest rate swap agreements based on their fair values at December 31, 2013.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2013 and 2012 (amounts in millions, except per share data):

	2013
Quarter	4th	3rd	2nd	1st
Sales	$1,389.4	$1,229.1	$1,239.5	$1,096.6
Gross profit	470.5	422.7	421.6	373.3
Earnings before income taxes	191.7	182.4	171.3	147.6
Net earnings attributable to Flowserve Corporation	141.1	126.3	120.4	97.8
Earnings per share (1):
Basic	$1.01	$0.90	$0.85	$0.68
Diluted	1.01	0.90	0.84	0.67

	2012
Quarter	4th	3rd	2nd	1st
Sales	$1,328.2	$1,165.9	$1,182.2	$1,075.0
Gross profit	447.6	389.6	384.6	359.2
Earnings before income taxes	189.8	144.6	148.1	129.1
Net earnings attributable to Flowserve Corporation	141.6	106.3	107.3	93.1
Earnings per share (1):
Basic	$0.95	$0.70	$0.66	$0.57
Diluted	0.94	0.69	0.66	0.56
_______________________________________

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

The significant pre-tax fourth quarter adjustment for 2013 was to record $10.7 million in charges related to our realignment program. See Note 20 for additional information on our realignment program.

20.	REALIGNMENT PROGRAM
In the fourth quarter of 2013, we initiated a realignment program to reduce and optimize certain non-strategic QRC and manufacturing facilities and our overall cost structure ("2013 Realignment Program"). We expect total 2013 Realignment Program charges will be $15.8 million for approved plans, of which $10.7 million has been incurred through December 31, 2013. Previously, we had separate realignment programs that began in 2009 and were substantially complete in 2011.
The realignment program consists of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and primarily represent employee severance. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Expenses are reported in COS or SG&A, as applicable, in our consolidated statements of income.
Realignment charges, net of adjustments, were $10.7 million, $(0.7) million and $11.9 million for years ended December 31, 2013, 2012 and 2011, respectively. Of the 2013 charges $3.9 million was recorded in EPD, $3.8 million in FCD and $2.5 million in IPD. The majority of these charges are restructuring in nature.
Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. The majority of remaining cash payments related to our 2013 Realignment Program will be incurred by the end of 2014. The restructuring reserve related to the 2013 Realignment Program was $6.3 million at December 31, 2013.

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

In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2013, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the ("U.S. GAAP"). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2013, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2014 annual meeting of shareholders to be held on May 22, 2014. The Proxy Statement will be filed with the SEC no later than April 29, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2014 annual meeting of shareholders to be held on May 22, 2014. The Proxy Statement will be filed with the SEC no later than April 29, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2014 annual meeting of shareholders to be held on May 22, 2014. The Proxy Statement will be filed with the SEC no later than April 29, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2014 annual meeting of shareholders to be held on May 22, 2014. The Proxy Statement will be filed with the SEC no later than April 29, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2014 annual meeting of shareholders to be held on May 22, 2014. The Proxy Statement will be filed with the SEC no later than April 29, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2013 and 2012
For each of the three years in the period ended December 31, 2013:
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
Date: February 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James O. Rollans	Non-Executive Chairman of the Board	February 18, 2014
James O. Rollans

/s/ Mark A. Blinn	President and Chief Executive Officer (Principal Executive Officer )	February 18, 2014
Mark A. Blinn

/s/ Michael S. Taff	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2014
Michael S. Taff

/s/ Leif E. Dainer	Director	February 18, 2014
Leif E. Dainer

/s/ Gayla J. Delly	Director	February 18, 2014
Gayla J. Delly

/s/ Roger L. Fix	Director	February 18, 2014
Roger L. Fix

/s/ John R. Friedery	Director	February 18, 2014
John R. Friedery

/s/ Joseph E. Harlan	Director	February 18, 2014
Joseph E. Harlan

/s/ Rick J. Mills	Director	February 18, 2014
Rick J. Mills

/s/ Charles M. Rampacek	Director	February 18, 2014
Charles M. Rampacek

/s/ David E. Roberts	Director	February 18, 2014
David E. Roberts

/s/ William C. Rusnack	Director	February 18, 2014
William C. Rusnack

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2013
Allowance for doubtful accounts(a):	$21,491	$17,412	$79	$(14,909)	$24,073
Deferred tax asset valuation allowance(b):	17,975	2,352	—	(2,269)	18,058
Year Ended December 31, 2012
Allowance for doubtful accounts(a):	20,351	22,148	(36)	(20,972)	21,491
Deferred tax asset valuation allowance(b):	17,686	3,257	(657)	(2,311)	17,975
Year Ended December 31, 2011
Allowance for doubtful accounts(a):	18,632	21,108	(57)	(19,332)	20,351
Deferred tax asset valuation allowance(b):	14,296	4,124	(43)	(691)	17,686

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
3.2	Flowserve Corporation By-Laws, as amended and restated effective August 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2013).
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

4.3
Second Supplemental Indenture, dated November 1, 2013, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 1, 2013).

10.1
Credit Agreement, dated August 20, 2012, among Flowserve Corporation, Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated August 20, 2012).

10.2
First Amendment to Credit Agreement, dated October 4, 2013, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated October 4, 2013).

10.3
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

10.4
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

10.5
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

10.6
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

10.7
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

10.9
Trust for Non-Qualified Deferred Compensation Benefit Plans, dated February 10, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.10
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

10.12	Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.13
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).*

Exhibit No.	Description

10.14
Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).*

10.15
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.16
Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.17
Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.18
First Amendment to the Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.19
Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.20
First Amendment to the Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.21
Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.22
First Amendment to the Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.23
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

10.25	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant's 2004 Proxy Statement, dated May 10, 2004).*
10.26
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

10.28
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

10.30
Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated March 9, 2006).*

Exhibit No.	Description

10.31
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

10.38	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 3, 2009).*
10.39
Form A of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.40
Form B of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.41
Form A of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.42
Form B of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.43
Form A of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.44
Form B of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.45	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated as of March 9, 2006).*
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