Form 10-Q
period 2014-03-31
FLOWSERVE CORP
filed 2014-04-23
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 17, 2014, there were 137,332,096 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2014 and 2013 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2014 and December 31, 2013 (unaudited)	2
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2014 and 2013 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4. Controls and Procedures.	28

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	29
Item 1A. Risk Factors.	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 6. Exhibits.	30
SIGNATURES	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Sales	$1,068,136	$1,096,596
Cost of sales	(691,014)	(723,288)
Gross profit	377,122	373,308
Selling, general and administrative expense	(216,227)	(234,509)
Net earnings from affiliates (Note 2)	3,431	31,680
Operating income	164,326	170,479
Interest expense	(15,149)	(12,092)
Interest income	331	274
Other expense, net	(2,905)	(11,028)
Earnings before income taxes	146,603	147,633
Provision for income taxes	(38,015)	(48,733)
Net earnings, including noncontrolling interests	108,588	98,900
Less: Net earnings attributable to noncontrolling interests	(854)	(1,111)
Net earnings attributable to Flowserve Corporation	$107,734	$97,789
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.78	$0.68
Diluted	0.78	0.67
Cash dividends declared per share	$0.16	$0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2014	2013
Net earnings, including noncontrolling interests	$108,588	$98,900
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(1,786) and $22,790, respectively	2,951	(37,661)
Pension and other postretirement effects, net of taxes of $(938) and $(2,771), respectively	2,779	6,732
Cash flow hedging activity, net of taxes of $(71) and $(173), respectively	168	241
Other comprehensive income (loss)	5,898	(30,688)
Comprehensive income, including noncontrolling interests	114,486	68,212
Comprehensive income attributable to noncontrolling interests	(1,030)	(1,344)
Comprehensive income attributable to Flowserve Corporation	$113,456	$66,868

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$164,416	$363,804
Accounts receivable, net of allowance for doubtful accounts of $23,554 and $24,073, respectively	1,064,216	1,155,327
Inventories, net	1,121,248	1,060,670
Deferred taxes	156,486	157,448
Prepaid expenses and other	100,901	110,133
Total current assets	2,607,267	2,847,382
Property, plant and equipment, net of accumulated depreciation of $852,042 and $849,863, respectively	694,921	716,289
Goodwill	1,101,434	1,107,551
Deferred taxes	19,444	19,533
Other intangible assets, net	155,495	160,548
Other assets, net	180,847	185,430
Total assets	$4,759,408	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$470,222	$612,092
Accrued liabilities	756,420	861,010
Debt due within one year	75,088	72,678
Deferred taxes	12,280	12,319
Total current liabilities	1,314,010	1,558,099
Long-term debt due after one year	1,117,244	1,127,619
Retirement obligations and other liabilities	465,281	473,894
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	464,281	476,218
Retained earnings	3,070,775	2,985,391
Treasury shares, at cost – 40,476 and 39,630 shares, respectively	(1,693,994)	(1,600,266)
Deferred compensation obligation	9,188	9,522
Accumulated other comprehensive loss	(215,755)	(221,477)
Total Flowserve Corporation shareholders’ equity	1,855,486	1,870,379
Noncontrolling interests	7,387	6,742
Total equity	1,862,873	1,877,121
Total liabilities and equity	$4,759,408	$5,036,733

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2014	2013
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$108,588	$98,900
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	23,058	21,403
Amortization of intangible and other assets	4,305	3,807
Net loss on disposition of assets	74	236
Gain on sale of business	(13,403)	—
Gain on sale of equity investment in affiliate	—	(12,995)
Gain on remeasurement of acquired assets	—	(15,315)
Excess tax benefits from stock-based compensation arrangements	(8,353)	(6,818)
Stock-based compensation	9,916	8,035
Net earnings from affiliates, net of dividends received	(1,986)	(3,066)
Change in assets and liabilities:
Accounts receivable, net	77,264	40,223
Inventories, net	(76,990)	(83,502)
Prepaid expenses and other	(6,897)	(9,831)
Other assets, net	4,025	70
Accounts payable	(123,050)	(103,881)
Accrued liabilities and income taxes payable	(77,552)	(55,413)
Retirement obligations and other liabilities	(4,437)	10,102
Net deferred taxes	773	(25)
Net cash flows used by operating activities	(84,665)	(108,070)
Cash flows – Investing activities:
Capital expenditures	(31,663)	(34,258)
Proceeds from disposal of assets	301	212
Payments for acquisition, net of cash acquired	—	(10,143)
Proceeds from sale of business, net of cash divested	46,805	—
Proceeds from equity investments in affiliates	—	46,240
Net cash flows provided by investing activities	15,443	2,051
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	8,353	6,818
Payments on long-term debt	(10,000)	(5,000)
Proceeds from revolving credit facility	—	150,000
Borrowings (payments) under other financing arrangements, net	1,809	(4,013)
Repurchases of common shares	(109,605)	(155,552)
Payments of dividends	(19,387)	(17,514)
Other	(385)	(121)
Net cash flows used by financing activities	(129,215)	(25,382)
Effect of exchange rate changes on cash	(951)	(3,414)
Net change in cash and cash equivalents	(199,388)	(134,815)
Cash and cash equivalents at beginning of period	363,804	304,252
Cash and cash equivalents at end of period	$164,416	$169,437

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2014, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our audited Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report").
As discussed in Note 15 to our consolidated financial statements included in our 2013 Annual Report, on May 23, 2013, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 120.0 million to 305.0 million and enable a three-for-one stock split approved by the Board of Directors on February 7, 2013 in the form of a 200% common stock dividend. The record date for the stock split was June 7, 2013, and additional shares were distributed on June 21, 2013. Shareholders' equity and all share data, including treasury shares and stock-based compensation award shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the increase in authorized shares and the stock split, as appropriate.
Venezuela – Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in United States ("U.S.") dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales for the three months ended March 31, 2014 and total assets at March 31, 2014 represented less than 1% of consolidated sales and total assets for the same periods. Effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the U.S. dollar. As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other expense, net in our condensed consolidated statements of income and resulted in no tax benefit.
In the first quarter of 2014, the Venezuelan government expanded the use of periodic auctions for U.S. dollars conducted under the Complementary System of Foreign Currency Administration (“SICAD I”). At March 31, 2014 the SICAD I exchange rate was 10.7 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar (“Official”). In addition, the Venezuelan government created a third currency exchange mechanism (“SICAD II”) that is currently being interpreted to be available to all entities for all transactions at an exchange rate that is significantly less favorable than the Official exchange rate or the SICAD I exchange rate.
As of March 31, 2014, we believe the Official exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary. We are continuing to assess and monitor the ongoing impact of the recent changes in the Venezuelan foreign exchange market on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the Official exchange rate, as well as further actions of the Venezuelan government and economic conditions that may adversely impact our future consolidated financial condition or results of operations. For reference, if we were to remeasure our bolivar-denominated net monetary assets as of March 31, 2014 utilizing the SICAD I exchange rate, it is estimated that the resulting loss would have been approximately $3 million.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2014, are detailed in Note 1 to our consolidated financial statements included in our 2013 Annual Report.
Accounting Developments
Pronouncements Implemented
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, "Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which requires a reporting entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The scope of this ASU excludes obligations addressed by existing guidance. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU shall be applied retrospectively for arrangements existing at the beginning of the year of adoption. Our adoption of ASU No. 2013-04 effective January 1, 2014 did not have an impact on our consolidated financial condition and results of operations.
In April 2013, the FASB issued ASU No. 2013-07, "Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting," which requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). ASU No. 2013-07 is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The ASU shall be applied prospectively from the day that liquidation becomes imminent. Our adoption of ASU No. 2013-07 effective January 1, 2014 did not have an impact on our consolidated financial condition and results of operations.
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU shall be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU No. 2013-11 effective January 1, 2014 did not have an impact on our consolidated financial condition and results of operations.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which provides guidance on the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale (e.g., by abandonment or in a distribution to owners in a spinoff). This ASU also introduces new disclosure requirements for discontinued operations. ASU No. 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The ASU shall be applied prospectively to (a) all disposals (or classifications as held for sale) of components of an entity and (b) businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We early adopted this ASU effective January 1, 2014 and it did not have an impact on our consolidated financial condition and results of operations.
 Pronouncements Not Yet Implemented
As of March 31, 2014 there were no applicable pronouncements that have not yet been implemented.

2.	Disposition, Acquisition and Exit of Joint Venture
Effective March 31, 2014, we sold our Flow Control Division's ("FCD") Naval OY ("Naval") business to a Finnish valve manufacturer. The sale included Naval's manufacturing facility located in Laitila, Finland and a service and support center located in St. Petersburg, Russia. The cash proceeds for the sale totaled $46.8 million, net of cash divested, and resulted in a $13.4 million pre-tax gain recorded in selling, general and administrative expense in the condensed consolidated statements of income. Net sales related to the Naval business totaled $8.2 million in the first quarter of 2014.
As discussed in Note 2 to our consolidated financial statements included in our 2013 Annual Report, effective December 10, 2013, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of Innovative Mag-Drive, LLC ("Innomag"), a privately-owned, U.S.-based company specializing in advanced sealless magnetic drive centrifugal pumps for the chemical and general industries, in an asset purchase up to $78.7 million in cash. Of the total purchase price, $66.7 million was paid at closing and $0.8 million represented a subsequent working capital adjustment. The remaining $11.2 million of the total purchase price is contingent upon Innomag achieving certain performance metrics during the two- and five-year periods following the acquisition, and to the extent achieved, is expected to be paid in cash within four months of the performance measurement dates. We initially recorded a liability of $7.5 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the weighted probability of achievement of the performance metrics as of the date of the acquisition. No pro forma financial information has been presented due to immateriality.

As discussed in Note 2 to our consolidated financial statements included in our 2013 Annual Report, effective March 28, 2013, we and our joint venture partner agreed to exit our joint venture, Audco India, Limited (“AIL”), which manufactures integrated industrial valves in India. To effect the exit, in two separate transactions, FCD acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase for cash of $10.1 million and sold its 50% equity interest in AIL to the joint venture partner for $46.2 million in cash. We remeasured to fair value our previously held equity interest in the purchased net assets of the plug valve manufacturing business resulting in net assets acquired of approximately $25 million and a pre-tax gain of $15.3 million. The sale of our equity interest in AIL resulted in a pre-tax gain of $13.0 million. In the first quarter of 2013, both of the above gains were recorded in net earnings from affiliates in the condensed consolidated statements of income. No pro forma information has been provided due to immateriality. Prior to these transactions, our 50% interest in AIL was recorded using the equity method of accounting.

3.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 5,062,095 were available for issuance as of March 31, 2014. We also maintain the Flowserve Corporation 2004 Stock Compensation Plan, which authorizes the issuance of up to 10,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards of which 827,835 were available for issuance as of March 31, 2014. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $53.3 million and $31.5 million at March 31, 2014 and December 31, 2013, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2014 and 2013 was $32.9 million and $33.2 million, respectively.
We recorded stock-based compensation expense of $6.5 million ($9.9 million pre-tax) and $5.3 million ($8.0 million pre-tax) for the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2014
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2014	2,020,678	$44.68
Granted	464,804	72.21
Vested	(749,024)	43.97
Canceled	(50,028)	49.19
Outstanding - March 31, 2014	1,686,430	$52.44
Unvested Restricted Shares outstanding as of March 31, 2014, includes approximately 838,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2011 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,675,000 shares based on performance targets. As of March 31, 2014, we estimate vesting of approximately 1,029,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2013 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All forward hedging instruments are highly effective.
Forward exchange contracts designated as hedging instruments had a notional value of $21.3 million and $6.2 million, at March 31, 2014 and December 31, 2013, respectively. The fair values of assets and liabilities and any changes in those fair values related to designated forward exchange contracts are immaterial for the periods presented below. Forward exchange contracts with third parties not designated as hedging instruments had a notional value of $648.9 million and $610.7 million, at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the length of forward exchange contracts currently in place ranged from one day to 24 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At March 31, 2014 and December 31, 2013, we had $90.0 million and $140.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2014, the maximum remaining length of any interest rate swap contract in place was approximately 15 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of forward exchange derivative contracts not designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2014	2013
Current derivative assets	$6,181	$5,215
Noncurrent derivative assets	215	729
Current derivative liabilities	658	2,207
Noncurrent derivative liabilities	—	113
The fair value of interest rate swaps and forward exchange derivative contracts designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2014	2013
Current derivative assets	$96	$146
Current derivative liabilities	276	409
Noncurrent derivative liabilities	10	37
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Gain (loss) recognized in income	$1,544	$(2,997)
Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts are classified as other expense, net.
The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized in Note 15.

5.	Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2014	2013
4.00% Senior Notes due November 15, 2023, net of unamortized discount	$298,644	$298,615
3.50% Senior Notes due September 15, 2022 net of unamortized discount	498,331	498,289
Term Loan Facility, interest rate of 1.48% at March 31, 2014 and 1.50% at December 31, 2013	360,000	370,000
Capital lease obligations and other borrowings	35,357	33,393
Debt and capital lease obligations	1,192,332	1,200,297
Less amounts due within one year	75,088	72,678
Total debt due after one year	$1,117,244	$1,127,619

Senior Notes
As discussed in Note 10 to our consolidated financial statements included in our 2013 Annual Report, on November 1, 2013 we completed the public offering of $300.0 million in aggregate principal amount of senior notes due November 15, 2023 ("2023 Senior Notes"). On September 11, 2012, we completed the public offering of $500.0 million in aggregate principal amount of senior notes due September 15, 2022 ("2022 Senior Notes").

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2013 Annual Report, on October 4, 2013 we amended our existing credit agreement that provided for a $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 4, 2018. As of March 31, 2014 and December 31, 2013, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $95.9 million and $106.1 million at March 31, 2014 and December 31, 2013, respectively, which reduced our borrowing capacity to $904.1 million and $893.9 million, respectively. Our obligations under the Senior Credit Facility are guaranteed by certain of our 100% owned domestic subsidiaries. Such guarantees are released if we achieve certain credit ratings. We had not achieved these ratings as of March 31, 2014. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at March 31, 2014.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) during the period ended March 31, 2014. During the three months ended March 31, 2014, we made scheduled repayments of $10.0 million under our Term Loan Facility. We have scheduled repayments of $10.0 million due in each of the next four quarters on our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $90.0 million of notional amount of interest rate swaps at March 31, 2014 to hedge exposure to floating interest rates.

European Letter of Credit Facility
Due to the increased capacity and the removal of the performance letters of credit sublimit of the amended Revolving Credit Facility, we elected not to renew our 364-day unsecured, committed €125.0 million European Letter of Credit Facility ("European LOC Facility"), which expired in October 2013; however, the existing letters of credit remain outstanding and are still bound by the facility's covenants. We were in compliance with all covenants under our European LOC Facility as of March 31, 2014.
We had outstanding letters of credit drawn on the European LOC Facility of €18.3 million ($25.2 million) and €69.6 million ($95.4 million) as of March 31, 2014 and December 31, 2013, respectively.

6.	Supplemental Guarantor Financial Information

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

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$442,507	$702,072	$(76,443)	$1,068,136
Cost of sales	—	(282,213)	(485,244)	76,443	(691,014)
Gross profit	—	160,294	216,828	—	377,122
Selling, general and administrative expense	(449)	(51,172)	(164,606)	—	(216,227)
Net earnings from affiliates	—	388	3,043	—	3,431
Net earnings from consolidated subsidiaries, net of tax	114,460	39,181	—	(153,641)	—
Operating income	114,011	148,691	55,265	(153,641)	164,326
Interest expense, net	(9,134)	(2,679)	(3,005)	—	(14,818)
Other expense, net	—	(1,863)	(1,042)	—	(2,905)
Earnings before income taxes	104,877	144,149	51,218	(153,641)	146,603
Provision for income taxes	2,857	(29,689)	(11,183)	—	(38,015)
Net earnings, including noncontrolling interests	107,734	114,460	40,035	(153,641)	108,588
Less: Net earnings attributable to noncontrolling interests	—	—	(854)	—	(854)
Net earnings attributable to Flowserve Corporation	$107,734	$114,460	$39,181	$(153,641)	$107,734
Comprehensive income attributable to Flowserve Corporation	$113,456	$120,054	$46,329	$(166,383)	$113,456

	Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$447,577	$731,386	$(82,367)	$1,096,596
Cost of sales	—	(288,964)	(516,691)	82,367	(723,288)
Gross profit	—	158,613	214,695	—	373,308
Selling, general and administrative expense	(338)	(92,788)	(141,383)	—	(234,509)
Net earnings from affiliates	—	225	31,455	—	31,680
Net earnings from consolidated subsidiaries, net of tax	102,555	60,274	—	(162,829)	—
Operating income	102,217	126,324	104,767	(162,829)	170,479
Interest expense, net	(6,500)	(2,780)	(2,538)	—	(11,818)
Other expense, net	—	(1,673)	(9,355)	—	(11,028)
Earnings before income taxes	95,717	121,871	92,874	(162,829)	147,633
Provision for income taxes	2,072	(19,316)	(31,489)	—	(48,733)
Net earnings, including noncontrolling interests	97,789	102,555	61,385	(162,829)	98,900
Less: Net earnings attributable to noncontrolling interests	—	—	(1,111)	—	(1,111)
Net earnings attributable to Flowserve Corporation	$97,789	$102,555	$60,274	$(162,829)	$97,789
Comprehensive income attributable to Flowserve Corporation	$66,868	$71,077	$26,916	$(97,993)	$66,868

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,407	$—	$162,009	$—	$164,416
Accounts receivable, net	—	261,909	802,307	—	1,064,216
Intercompany receivables	2,090	148,543	361,577	(512,210)	—
Inventories, net	—	392,799	728,449	—	1,121,248
Other current assets, net	664	131,257	125,466	—	257,387
Total current assets	5,161	934,508	2,179,808	(512,210)	2,607,267
Property, plant and equipment, net	—	220,484	474,437	—	694,921
Goodwill	—	709,240	392,194	—	1,101,434
Intercompany receivables	432,500	11,384	20,321	(464,205)	—
Investment in consolidated subsidiaries	2,579,769	1,899,135	—	(4,478,904)	—
Other assets, net	14,505	197,569	143,712	—	355,786
Total assets	$3,031,935	$3,972,320	$3,210,472	$(5,455,319)	$4,759,408

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$129,738	$340,484	$—	$470,222
Intercompany payables	260	363,407	148,543	(512,210)	—
Accrued liabilities	11,249	239,083	506,088	—	756,420
Debt due within one year	40,000	—	35,088	—	75,088
Deferred taxes	—	—	12,280	—	12,280
Total current liabilities	51,509	732,228	1,042,483	(512,210)	1,314,010
Long-term debt due after one year	1,116,974	—	270	—	1,117,244
Intercompany payables	1,144	451,677	11,384	(464,205)	—
Retirement obligations and other liabilities	6,822	208,646	249,813	—	465,281
Total liabilities	1,176,449	1,392,551	1,303,950	(976,415)	2,896,535
Total Flowserve Corporation shareholders’ equity	1,855,486	2,579,769	1,899,135	(4,478,904)	1,855,486
Noncontrolling interests	—	—	7,387	—	7,387
Total equity	1,855,486	2,579,769	1,906,522	(4,478,904)	1,862,873
Total liabilities and equity	$3,031,935	$3,972,320	$3,210,472	$(5,455,319)	$4,759,408

	December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,086	$—	$334,718	$—	$363,804
Accounts receivable, net	—	263,594	891,733	—	1,155,327
Intercompany receivables	—	155,422	74,089	(229,511)	—
Inventories, net	—	371,172	689,498	—	1,060,670
Other current assets, net	1,879	144,551	121,151	—	267,581
Total current assets	30,965	934,739	2,111,189	(229,511)	2,847,382
Property, plant and equipment, net	—	220,072	496,217	—	716,289
Goodwill	—	715,722	391,829	—	1,107,551
Intercompany receivables	432,500	9,520	186,789	(628,809)	—
Investment in consolidated subsidiaries	2,579,701	1,850,998	—	(4,430,699)	—
Other assets, net	15,486	211,755	138,270	—	365,511
Total assets	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$163,254	$448,838	$—	$612,092
Intercompany payables	81	74,008	155,422	(229,511)	—
Accrued liabilities	12,874	293,012	555,124	—	861,010
Debt due within one year	40,000	5	32,673	—	72,678
Deferred taxes	—	—	12,319	—	12,319
Total current liabilities	52,955	530,279	1,204,376	(229,511)	1,558,099
Long-term debt due after one year	1,126,904	—	715	—	1,127,619
Intercompany payables	1,144	618,145	9,520	(628,809)	—
Retirement obligations and other liabilities	7,270	214,681	251,943	—	473,894
Total liabilities	1,188,273	1,363,105	1,466,554	(858,320)	3,159,612
Total Flowserve Corporation shareholders’ equity	1,870,379	2,579,701	1,850,998	(4,430,699)	1,870,379
Noncontrolling interests	—	—	6,742	—	6,742
Total equity	1,870,379	2,579,701	1,857,740	(4,430,699)	1,877,121
Total liabilities and equity	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$112,313	$(11,060)	$(59,182)	$(126,736)	$(84,665)
Cash flows — Investing activities:
Capital expenditures	—	(12,655)	(19,008)	—	(31,663)
Proceeds from sale of business, net of cash divested	—	—	46,805	—	46,805
Intercompany loan proceeds	—	—	166,468	(166,468)	—
Intercompany loan payments	—	(1,865)	(306,634)	308,499	—
Proceeds from disposition of assets	—	26	275	—	301
Net cash flows (used) provided by investing activities	—	(14,494)	(112,094)	142,031	15,443
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	6,425	1,928	—	8,353
Payments on long-term debt	(10,000)	—	—	—	(10,000)
(Payments) borrowings under other financing arrangements, net	—	(5)	1,814	—	1,809
Repurchases of common shares	(109,605)	—	—	—	(109,605)
Payments of dividends	(19,387)	—	—	—	(19,387)
Intercompany loan proceeds	—	306,634	1,865	(308,499)	—
Intercompany loan payments	—	(166,468)	—	166,468	—
Intercompany dividends	—	(121,032)	(5,704)	126,736	—
All other financing, net	—	—	(385)	—	(385)
Net cash flows (used) provided by financing activities	(138,992)	25,554	(482)	(15,295)	(129,215)
Effect of exchange rate changes on cash	—	—	(951)	—	(951)
Net change in cash and cash equivalents	(26,679)	—	(172,709)	—	(199,388)
Cash and cash equivalents at beginning of period	29,086	—	334,718	—	363,804
Cash and cash equivalents at end of period	$2,407	$—	$162,009	$—	$164,416

	Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$26,554	$(42,173)	$(58,918)	$(33,533)	$(108,070)
Cash flows — Investing activities:
Capital expenditures	—	(8,783)	(25,475)	—	(34,258)
Payments for acquisition, net of cash acquired	—	—	(10,143)	—	(10,143)
Intercompany loan proceeds	—	901	—	(901)	—
Intercompany loan payments	—	—	(76,759)	76,759	—
Proceeds from disposition of assets	—	25	187	—	212
Proceeds from equity investment in affiliates	—	—	46,240	—	46,240
Net cash flows (used) provided by investing activities	—	(7,857)	(65,950)	75,858	2,051
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	5,038	1,780	—	6,818
Payments on long-term debt	(5,000)	—	—	—	(5,000)
Proceeds from short-term financing	150,000	—	—	—	150,000
Payments under other financing arrangements	—	(5)	(4,008)	—	(4,013)
Repurchases of common shares	(155,552)	—	—	—	(155,552)
Payments of dividends	(17,514)	—	—	—	(17,514)
Intercompany loan proceeds	—	76,759	—	(76,759)	—
Intercompany loan payments	—	—	(901)	901	—
Intercompany dividends	—	(31,762)	(1,771)	33,533	—
All other financing, net	47	—	(168)	—	(121)
Net cash flows (used) provided by financing activities	(28,019)	50,030	(5,068)	(42,325)	(25,382)
Effect of exchange rate changes on cash	—	—	(3,414)	—	(3,414)
Net change in cash and cash equivalents	(1,465)	—	(133,350)	—	(134,815)
Cash and cash equivalents at beginning of period	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of period	$1,144	$—	$168,293	$—	$169,437

7.	Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 4.
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at March 31, 2014 was $796.7 million compared to the carrying value of 797.0 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2014 and December 31, 2013.

8.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2014	2013
Raw materials	$371,481	$356,899
Work in process	863,478	786,664
Finished goods	304,111	306,765
Less: Progress billings	(332,701)	(304,395)
Less: Excess and obsolete reserve	(85,121)	(85,263)
Inventories, net	$1,121,248	$1,060,670

9.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2014	2013
Net earnings of Flowserve Corporation	$107,734	$97,789
Dividends on restricted shares not expected to vest	3	3
Earnings attributable to common and participating shareholders	$107,737	$97,792
Weighted average shares:
Common stock	137,123	143,710
Participating securities	611	759
Denominator for basic earnings per common share	137,734	144,469
Effect of potentially dilutive securities	1,136	1,162
Denominator for diluted earnings per common share	138,870	145,631
Earnings per common share:
Basic	$0.78	$0.68
Diluted	0.78	0.67

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.
For the three months ended both March 31, 2014 and 2013, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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

In addition to the governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including us and our two foreign subsidiaries that participated in the program. On February 6, 2013 the U.S. District Court for the Southern District of New York issued a ruling that dismissed the suit with prejudice. The plaintiff appealed the dismissal, and that appeal remains pending. We will continue to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. We do not currently believe the resolution of this suit will have a material adverse financial impact on our company.
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
Although none of the aforementioned potential liabilities can be quantified with certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate and update the reserves as necessary and appropriate.

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2014 and 2013 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2014	2013	2014	2013	2014	2013
Service cost	$5.7	$6.1	$1.7	$1.7	$—	$—
Interest cost	4.4	3.8	3.7	3.4	0.3	0.3
Expected return on plan assets	(5.5)	(5.1)	(2.7)	(2.4)	—	—
Amortization of prior service benefit	0.1	—	0.1	—	—	—
Amortization of unrecognized net loss (gain)	2.0	3.5	1.7	1.7	(0.4)	(0.3)
Net periodic cost (benefit) recognized	$6.7	$8.3	$4.5	$4.4	$(0.1)	$—

12.	Shareholders’ Equity
Dividends – On February 17, 2014, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.14 per share to $0.16 per share payable quarterly beginning on April 11, 2014. On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.12 per share to $0.14 per share, payable quarterly beginning on April 12, 2013. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization, which included approximately $193 million of remaining capacity under the prior $1.0 billion share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 1,436,423 shares of our outstanding common stock for $109.6 million, and 2,977,104 shares for $155.6 million, during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we have $274.8 million of remaining capacity under our current share repurchase program.

13.	Income Taxes
For the three months ended March 31, 2014, we earned $146.6 million before taxes and provided for income taxes of $38.0 million, resulting in an effective tax rate of 25.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2014 primarily due to the net impact of foreign operations and the lapse of the statute of limitations in certain jurisdictions.
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
As of March 31, 2014, the amount of unrecognized tax benefits increased by $0.2 million from December 31, 2013. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2012, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, France, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $12.2 million within the next 12 months.

14.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$489,297	$197,007	$381,832	$1,068,136	$—	$1,068,136
Intersegment sales	15,928	14,816	1,107	31,851	(31,851)	—
Segment operating income	79,325	23,318	83,134	185,777	(21,451)	164,326

Three Months Ended March 31, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$523,775	$190,946	$381,875	$1,096,596	$—	$1,096,596
Intersegment sales	15,916	20,354	2,154	38,424	(38,424)	—
Segment operating income	84,603	21,354	87,169	193,126	(22,647)	170,479

15. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax:

	2014				2013
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)

Balance - January 1	$(89,953)	$(129,528)	$(814)	$(220,295)	$(61,083)	$(161,757)	$(254)	$(223,094)
Other comprehensive income (loss) before reclassifications	(2,509)	298	24	(2,187)	(38,878)	3,480	(29)	(35,427)
Amounts reclassified from AOCL	5,460	2,481	144	8,085	1,217	3,252	270	4,739
Net current-period other comprehensive income (loss)	2,951	2,779	168	5,898	(37,661)	6,732	241	(30,688)
Balance - March 31	$(87,002)	$(126,749)	$(646)	$(214,397)	$(98,744)	$(155,025)	$(13)	$(253,782)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million at January 1, 2014 and 2013 and $1.4 million at March 31, 2014 and 2013. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2014(1)	2013(1)
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	Net earnings from affiliates	$—	$(1,217)
Release of cumulative translation adjustments due to sale of business	Selling, general and administrative expense	(5,460)	—
	Tax benefit	—	—
	Net of tax	$(5,460)	$(1,217)

Cash flow hedging activity
Interest rate swaps	Interest expense	$(230)	$(432)
	Tax benefit	86	162
	Net of tax	$(144)	$(270)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(3,427)	$(4,801)
Prior service costs		(118)	—
	Tax benefit	1,064	1,549
	Net of tax	$(2,481)	$(3,252)

_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.
At March 31, 2014, we expect to recognize losses of $0.4 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at March 31, 2014.
16. Realignment Program
In the fourth quarter of 2013, we initiated a realignment program to reduce and optimize certain non-strategic QRC and manufacturing facilities and our overall cost structure ("2013 Realignment Program"). See Note 20 to our consolidated financial statements included in our 2013 Annual Report for additional information on our 2013 Realignment Program. We expect total 2013 Realignment Program charges will be $15.8 million for approved plans, of which $11.8 million has been incurred through March 31, 2014.
Realignment charges, net of adjustments, were $1.0 million for the three months ended March 31, 2014. The majority of these charges are restructuring in nature. Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. The restructuring reserve was $5.2 million and $6.3 million at March 31, 2014 and December 31, 2013, respectively. Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. The majority of remaining cash payments related to our 2013 Realignment Program will be incurred by the end of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2013 Annual Report.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 172 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
During the first quarter of 2014, we experienced a slight increase in bookings despite continuing to operate in a competitive economic environment with global macroeconomic uncertainty. Although we had no large original equipment project orders in the quarter, the original equipment market showed areas of strength, particularly in the chemical industry. From a geographical standpoint, we saw continued strengthening in North America, Europe, the Middle East and Africa.

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
RESULTS OF OPERATIONS — Three months ended March 31, 2014 and 2013
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 31, 2014 we sold our FCD Naval business to a Finnish valve manufacturer.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective December 10, 2013, we acquired for inclusion in IPD, Innomag, a privately-owned, U.S. based company specializing in advanced sealless magnetic drive centrifugal pumps in the chemical and general industries.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FCD sold its equity interest in the AIL joint venture and acquired AIL's plug valve manufacturing business in an asset purchase for cash, effective March 28, 2013.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Bookings	$1,193.9	$1,190.0
Sales	1,068.1	1,096.6

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2014 increased by $3.9 million, or 0.3%, as compared with the same period in 2013. The increase included negative currency effects of approximately $24 million. Increases in the chemical industry were partially offset by decreases in the general, oil and gas and power generation industries. The increase was driven by aftermarket bookings.
Sales for the three months ended March 31, 2014 decreased by $28.5 million, or 2.6%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $14 million. The decrease was more heavily weighted toward original equipment sales and was driven by decreased sales into the Middle East, Europe and Africa, partially offset by increased sales into North America. Net sales to international customers, including export sales from the U.S., were approximately 68% and 69% of total sales for the three months ended March 31, 2014 and 2013, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,688.8 million at March 31, 2014 increased by $131.9 million, or 5.2%, as compared with December 31, 2013. Currency effects provided an increase of approximately $12 million. Approximately 25% of the backlog at March 31, 2014 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2014	2013
Gross profit	$377.1	$373.3
Gross profit margin	35.3%	34.0%

Gross profit for the three months ended March 31, 2014 increased by $3.8 million, or 1.0%, as compared with the same period in 2013. Gross profit margin for the three months ended March 31, 2014 of 35.3% increased from 34.0% for the same period in 2013. The increase was primarily attributed to the effects of lower costs as a result of operational improvements, disciplined selectivity of customer bookings and, to a lesser extent, a mix shift to aftermarket sales as compared with the same period in 2013. As a result of the sales mix shift, aftermarket sales increased to approximately 43% of total sales, as compared with approximately 42% of total sales for the same period in 2013.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2014	2013
SG&A	$216.2	$234.5
SG&A as a percentage of sales	20.2%	21.4%

SG&A for the three months ended March 31, 2014 decreased by $18.3 million, or 7.8%, as compared with the same period in 2013. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the three months ended March 31, 2014 decreased 120 basis points as compared with the same period in 2013 due primarily to a $13.4 million gain from the sale of the Naval business.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Net earnings from affiliates	$3.4	$31.7

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended March 31, 2014 decreased $28.3 million, or 89.3%, as compared with the same period in 2013. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 28, 2013, we sold our 50% interest in our AIL joint venture and acquired AIL's plug valve manufacturing business in India, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in 2013.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2014	2013
Operating income	$164.3	$170.5
Operating income as a percentage of sales	15.4%	15.5%

Operating income for the three months ended March 31, 2014 decreased by $6.2 million, or 3.6%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $3 million. The decrease was primarily a result of the $28.3 million in pre-tax gains in 2013 from our transactions concerning the AIL joint venture that did not recur, partially offset by the $18.3 million decrease in SG&A, which included a $13.4 million pre-tax gain from the sale of the Naval business.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Interest expense	$(15.1)	$(12.1)
Interest income	0.3	0.3

Interest expense for the three months ended March 31, 2014 increased by $3.0 million as compared with the same periods in 2013. The increase was primarily attributable to interest expense associated with our senior notes issued in the fourth quarter of

2013. Approximately 25% of our Term Loan Facility was at fixed interest rates at March 31, 2014, including the effects of $90.0 million of notional interest rate swaps.
Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Other expense, net	$(2.9)	$(11.0)

Other expense, net for the three months ended March 31, 2014 decreased $8.1 million primarily driven by a $4.0 million loss due to the Venezuelan currency devaluation in 2013 that did not recur and a $4.5 million decrease in losses on foreign exchange contracts. The change is primarily due to the foreign currency exchange rate movements of the Euro and Mexican peso in relation to the U.S. dollar during the three months ended March 31, 2014, as compared with the same period in 2013.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2014	2013
Provision for income taxes	$38.0	$48.7
Effective tax rate	25.9%	33.0%

Our effective tax rate of 25.9% for the three months ended March 31, 2014 decreased from 33.0% for the same period in 2013. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2014 primarily due to the net impact of foreign operations and the lapse of the statute of limitations in certain jurisdictions.
Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Other comprehensive income (loss)	$5.9	$(30.7)

Other comprehensive income (loss) for the three months ended March 31, 2014 increased $36.6 million as compared with the same period in 2013. The increase was primarily due to the strengthening of the Euro and British pound versus the U.S. dollar during the three months ended March 31, 2014, as compared with the same period in 2013.
Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 43 countries with 30 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, five in Asia and five in Latin America, and it has 125 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2014	2013
Bookings	$594.3	$585.1
Sales	505.2	539.7
Gross profit	178.5	188.2
Gross profit margin	35.3%	34.9%
Segment operating income	79.3	84.6
Segment operating income as a percentage of sales	15.7%	15.7%

Bookings for the three months ended March 31, 2014 increased by $9.2 million, or 1.6%, as compared with the same period in 2013. The increase included negative currency effects of approximately $28 million. The increase in customer bookings was primarily driven by the chemical industry partially offset by the general and oil and gas industries. Increased bookings of $26.7 million into North America and $6.0 million into the Middle East were mostly offset by decreased bookings of $19.4 million into Asia Pacific and $12.9 million into Latin America. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $11.8 million.
Sales for the three months ended March 31, 2014 decreased $34.5 million, or 6.4%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $18 million. The decrease was primarily driven by decreased original equipment sales, resulting from decreased sales of $17.2 million into the Middle East, $14.1 million into Latin America and $11.5 million into Europe, partially offset by increased sales of $3.4 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) were consistent with the same period in 2013.
Gross profit for the three months ended March 31, 2014 decreased by $9.7 million, or 5.2%, as compared with the same period in 2013. Gross profit margin for the three months ended March 31, 2014 of 35.3% increased from 34.9% for the same period in 2013. The increase in gross profit margin was primarily attributable to a mix shift to higher margin aftermarket sales, the effects of lower costs associated with operational execution improvements and disciplined selectivity of customer bookings.
Operating income for the three months ended March 31, 2014 decreased by $5.3 million, or 6.3%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $3 million. The decrease was due primarily to the decrease in gross profit, partially offset by a $3.3 million decrease in SG&A due primarily due to decreased research and development costs and continued focus on cost containment.
Backlog of $1,408.8 million at March 31, 2014 increased by $97.4 million, or 7.4%, as compared with December 31, 2013. Currency effects provided an increase of approximately $10 million. Backlog at March 31, 2014 and December 31, 2013 included $32.4 million and $21.6 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2014	2013
Bookings	$229.1	$207.5
Sales	211.8	211.3
Gross profit	55.2	53.0
Gross profit margin	26.1%	25.1%
Segment operating income	23.3	21.4
Segment operating income as a percentage of sales	11.0%	10.1%

Bookings for the three months ended March 31, 2014 increased by $21.6 million, or 10.4%, as compared with the same period in 2013. This increase included currency benefits of approximately $2 million. Increased customer bookings in the oil and gas, water management and general industries were partially offset by a decrease in the power generation industry. Increased bookings of $17.1 million into North America, $8.1 million into Europe and $5.0 million into Asia Pacific were partially offset by a decrease of $4.1 million into the Middle East. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $2.7 million.
Sales for the three months ended March 31, 2014 increased by $0.5 million, or 0.2%, as compared with the same period in 2013. The increase included currency benefits of approximately $2 million. The increase was primarily driven by increased customer original equipment sales. Increased sales of $8.9 million into Latin America and $4.7 million into Asia Pacific were partially offset by decreased sales of $3.3 million into North America and $3.0 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $5.5 million.
Gross profit for the three months ended March 31, 2014 increased by $2.2 million, or 4.2%, as compared with the same period in 2013. Gross profit margin for the three months ended March 31, 2014 of 26.1% increased from 25.1% for the same period in 2013. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements and disciplined selectivity of customer bookings.
Operating income for the three months ended March 31, 2014 increased by $1.9 million, or 8.9%, as compared with the same period in 2013. The increase included currency benefits of less than $1 million. The increase was primarily due to the $2.2 million increase in gross profit, partially offset by an increase in SG&A of less than $1 million.
Backlog of $547.2 million at March 31, 2014 increased by $17.1 million, or 3.2%, as compared with December 31, 2013. Currency effects provided an increase of approximately $2 million. Backlog at March 31, 2014 and December 31, 2013 included $28.6 million and $30.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 58 manufacturing facilities and QRCs in 25 countries around the world, with five of its 26 manufacturing operations located in the U.S., 13 located in Europe and seven located in Asia Pacific. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2014	2013
Bookings	$413.7	$430.6
Sales	382.9	384.0
Gross profit	144.4	133.9
Gross profit margin	37.7%	34.9%
Segment operating income	83.1	87.2
Segment operating income as a percentage of sales	21.7%	22.7%

Bookings for the three months ended March 31, 2014 decreased $16.9 million, or 3.9%, as compared with the same period in 2013. The decrease included currency benefits of approximately $2 million. The decrease in customer bookings was primarily attributable to the oil and gas and chemical industries. Decreased customer bookings of $16.9 million into Asia Pacific, $16.6 million into Latin America and $5.2 million into North America were partially offset by an increase of $18.0 million into Europe. The decrease was primarily driven by decreased customer original equipment bookings.
Sales for the three months ended March 31, 2014 decreased $1.1 million, or 0.3%, as compared with the same period in 2013. The decrease included currency benefits of approximately $3 million. A sales decrease of $3.2 million into Asia Pacific was mostly offset by an increase of $3.1 million into Latin America.
Gross profit for the three months ended March 31, 2014 increased $10.5 million, or 7.8%, as compared with the same period in 2013. Gross profit margin for the three months ended March 31, 2014 of 37.7% increased from 34.9% for the same period in 2013. The increase was attributable to a shift in product line mix, continued traction of low cost sourcing and cost control initiatives.
Operating income for the three months ended March 31, 2014 decreased by $4.1 million, or 4.7%, as compared with the same period in 2013. The decrease included negative currency effects of less than $1 million. The decrease was primarily attributable to the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture in 2013, that did not recur, partially offset by the $10.5 million improved gross profit and the $13.4 million gain from the sale of the Naval business. The AIL and Naval transactions are discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Backlog of $797.7 million at March 31, 2014 increased by $28.1 million, or 3.7%, as compared with December 31, 2013. Currency effects provided a increase of less than $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Net cash flows used by operating activities	$(84.7)	$(108.1)
Net cash flows provided by investing activities	15.4	2.1
Net cash flows used by financing activities	(129.2)	(25.4)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2014 was $164.4 million, as compared with $363.8 million at December 31, 2013.
Our cash balance decreased by $199.4 million to $164.4 million as of March 31, 2014 as compared with December 31, 2013. The cash used in the first three months of 2014 included $109.6 million of share repurchases, $31.7 million in capital expenditures and $19.4 million in dividend payments, partially offset by $46.8 million in net proceeds from the sale of our Naval business.
For the three months ended March 31, 2014, our cash used by operating activities was $84.7 million, as compared with $108.1 million for the same period in 2013, to support short-term and seasonal working capital needs. Working capital increased for the three months ended March 31, 2014, due primarily to higher inventory of $77.0 million, lower accounts payable of $123.1 million and lower accrued liabilities of $77.6 million, partially offset by lower accounts receivables of $77.3 million. Working capital increased for the three months ended March 31, 2013, due primarily to higher inventory of $83.5 million and lower accounts payable of $103.9 million, partially offset by lower accounts receivables of $40.2 million.
Decreases in accounts receivable provided $77.3 million of cash flow for the three months ended March 31, 2014 as compared with $40.2 million for the same period in 2013. As of March 31, 2014, our days’ sales outstanding ("DSO") was 90 days as compared with 87 days as of March 31, 2013. For reference purposes based on 2014 sales, an improvement of one day could provide approximately $11 million in cash flow. Increases in inventory used $77.0 million of cash flow for the three months ended March 31, 2014 as compared with $83.5 million for the same period in 2013. Inventory turns were 2.5 times as of both March 31, 2014 and 2013. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2014 data, an improvement of one-tenth of a turn could yield approximately $32 million in cash flow. Decreases in accounts payable used $123.1 million of cash flow for the three months ended March 31, 2014 as compared with $103.9 million for the same period in 2013.
Cash flows provided by investing activities during the three months ended March 31, 2014 were $15.4 million as compared with $2.1 million for the same period in 2013. Capital expenditures during the three months ended March 31, 2014 were $31.7 million, a decrease of $2.6 million as compared with the same period in 2013. In 2014, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities, and total capital expenditures are expected to be between $130 million and $140 million, before consideration of any acquisition activity. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds and in the first quarter of 2013 we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash.
Cash flows used by financing activities during the three months ended March 31, 2014 were $129.2 million as compared with $25.4 million for the same period in 2013. Cash outflows during the three months ended March 31, 2014 resulted primarily from the repurchase of $109.6 million of common shares and $19.4 million of dividend payments. Cash outflows for the same period in 2013 resulted primarily from the payment of $155.6 million for the repurchase of common shares and $17.5 million in dividends, and were mostly offset by proceeds of $150 million from our Revolving Credit Facility.
Approximately 8% of our Term Loan Facility is due to mature in 2014 and approximately 13% in 2015. Our Senior Credit Facility, as amended, matures in October 2018. After the effects of $90.0 million of notional interest rate swaps, approximately 25% of our Term Loan Facility was at fixed rates at March 31, 2014. As of March 31, 2014, we had available capacity of $904.1 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
During the three months ended March 31, 2014 and 2013, we made no contributions to our U.S. pension plan. At December 31, 2013, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate our contribution to our U.S. pension plan in 2014 will be approximately $20.0 million, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At March 31, 2014, $139.6 million of our total cash balance of $164.4 million was held by foreign subsidiaries, $94.4 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $94.4 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our Revolving Credit Facility and our existing cash balance will be sufficient to meet our cash needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See "Cautionary Note Regarding Forward-Looking Statements" below.
On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization, which included approximately $193 million of remaining capacity under the previous $1.0 billion share repurchase authorization. As of March 31, 2014, we have $274.8 million of remaining capacity under our current share repurchase program. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of our disposition, acquisition and exit of our AIL joint venture.
Financing
Credit Facilities
On October 4, 2013 we amended our existing credit agreement that provided for a $400.0 million Term Loan Facility and a Revolving Credit Facility. A discussion of our amended Senior Credit Facility and our European LOC facility is included in Note 5 to our condensed consolidated financial statements included in this Quarterly Report.
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.
See Note 10 to our consolidated financial statements included in our 2013 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of covenants related to our European LOC and Senior Credit Facilities. We complied with all covenants through March 31, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2013 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2014, include:

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

•
economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly North African, Russian and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	increased aging and slower collection of receivables, particularly in Latin America and other emerging markets;

•	our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-For-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	access to public and private sources of debt financing;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and

•	obligations under our defined benefit pension plans.

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2013 Annual Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission ("SEC") and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2014, after the effect of interest rate swaps, we had $270.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.48%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.7 million for the three months ended March 31, 2014. At March 31, 2014 and December 31, 2013, we had $90.0 million and $140.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $3.0 million and $(37.7) million for the three months ended March 31, 2014 and 2013, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of March 31, 2014, we had a U.S. dollar equivalent of $648.9 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $610.7 million at December 31, 2013. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $2.2 million and $10.7 million for the three months ended March 31, 2014 and 2013, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2014, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2014 would have impacted our net earnings by approximately $3.9 million, due primarily to the Euro and Swedish Krona. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2013 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
With the exception of the risk factor set forth below, there have been no material changes in risk factors discussed in our 2013 Annual Report. The risks described in this Quarterly Report, our 2013 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
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
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•
instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe, and political conditions in Russia, the Middle East, North Africa, Latin America and other emerging markets;

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
For example, political unrest or work stoppages could negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that could be affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in Russia, the Middle East and North Africa could soften the level of capital investment and demand for our products and services.

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
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock. The number of shares repurchased and price paid per share below have been adjusted to reflect the 2013 three-for-one stock split discussed in Note 1 to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report.
During the quarter ended March 31, 2014, we repurchased a total of 1,436,423 shares of our common stock for $109.6 million (representing an average cost of $76.30 per share). As of March 31, 2014, we have $274.8 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	605,965		$76.42	605,965	$338.1
February 1 - 28	633,691	(1)	74.69	553,701	296.6
March 1 - 31	405,289	(2)	78.04	276,757	274.8
Total	1,644,945		$76.15	1,436,423
__________________________________

(1)
Includes 77,878 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $73.29, and includes 2,112 shares purchased at a price of $81.64 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(2)	Includes 128,532 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $76.40.

Item 6.	Exhibits.
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

FLOWSERVE CORPORATION

Date:	April 23, 2014	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 23, 2014	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.