Form 10-Q
period 2014-06-30
FLOWSERVE CORP
filed 2014-07-23
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 18, 2014, there were 136,804,037 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2014 and 2013 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2014 and 2013 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2014 and December 31, 2013 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2014 and 2013 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34
Item 4. Controls and Procedures.	34

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	35
Item 1A. Risk Factors.	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 6. Exhibits.	35
SIGNATURES	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2014	2013
Sales	$1,224,378	$1,239,526
Cost of sales	(794,072)	(817,950)
Gross profit	430,306	421,576
Selling, general and administrative expense	(238,178)	(240,200)
Net earnings from affiliates	2,187	2,145
Operating income	194,315	183,521
Interest expense	(15,027)	(13,125)
Interest income	507	277
Other (expense) income, net	(3,836)	616
Earnings before income taxes	175,959	171,289
Provision for income taxes	(50,794)	(50,395)
Net earnings, including noncontrolling interests	125,165	120,894
Less: Net earnings attributable to noncontrolling interests	(1,652)	(508)
Net earnings attributable to Flowserve Corporation	$123,513	$120,386
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.90	$0.85
Diluted	0.90	0.84
Cash dividends declared per share	$0.16	$0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2014	2013
Net earnings, including noncontrolling interests	$125,165	$120,894
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(4,677) and $17,811, respectively	7,782	(29,425)
Pension and other postretirement effects, net of taxes of $(819) and $(1,456), respectively	1,463	2,895
Cash flow hedging activity, net of taxes of $12 and $(151), respectively	(65)	234
Other comprehensive income (loss)	9,180	(26,296)
Comprehensive income, including noncontrolling interests	134,345	94,598
Comprehensive income attributable to noncontrolling interests	(1,651)	(349)
Comprehensive income attributable to Flowserve Corporation	$132,694	$94,249

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2014	2013
Sales	$2,292,514	$2,336,122
Cost of sales	(1,485,086)	(1,541,238)
Gross profit	807,428	794,884
Selling, general and administrative expense	(454,405)	(474,708)
Net earnings from affiliates (Note 2)	5,617	33,824
Operating income	358,640	354,000
Interest expense	(30,176)	(25,216)
Interest income	838	551
Other expense, net	(6,741)	(10,412)
Earnings before income taxes	322,561	318,923
Provision for income taxes	(88,809)	(99,128)
Net earnings, including noncontrolling interests	233,752	219,795
Less: Net earnings attributable to noncontrolling interests	(2,505)	(1,619)
Net earnings attributable to Flowserve Corporation	$231,247	$218,176
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.68	$1.52
Diluted	1.67	1.51
Cash dividends declared per share	$0.32	$0.28

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2014	2013
Net earnings, including noncontrolling interests	$233,752	$219,795
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(6,451) and $40,607, respectively	10,733	(67,086)
Pension and other postretirement effects, net of taxes of $(1,757) and $(3,053), respectively	4,242	9,627
Cash flow hedging activity, net of taxes of $(58) and $(325), respectively	103	475
Other comprehensive income (loss)	15,078	(56,984)
Comprehensive income, including noncontrolling interests	248,830	162,811
Comprehensive income attributable to noncontrolling interests	(2,682)	(1,693)
Comprehensive income attributable to Flowserve Corporation	$246,148	$161,118

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$143,569	$363,804
Accounts receivable, net of allowance for doubtful accounts of $25,422 and $24,073, respectively	1,157,758	1,155,327
Inventories, net	1,160,181	1,060,670
Deferred taxes	158,276	157,448
Prepaid expenses and other	109,206	110,133
Total current assets	2,728,990	2,847,382
Property, plant and equipment, net of accumulated depreciation of $866,938 and $849,863, respectively	696,751	716,289
Goodwill	1,101,869	1,107,551
Deferred taxes	20,711	19,533
Other intangible assets, net	151,959	160,548
Other assets, net	185,830	185,430
Total assets	$4,886,110	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$516,020	$612,092
Accrued liabilities	756,604	861,010
Debt due within one year	65,698	72,678
Deferred taxes	12,394	12,319
Total current liabilities	1,350,716	1,558,099
Long-term debt due after one year	1,123,861	1,127,619
Retirement obligations and other liabilities	472,790	473,894
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	472,329	476,218
Retained earnings	3,172,209	2,985,391
Treasury shares, at cost – 41,036 and 39,630 shares, respectively	(1,737,419)	(1,600,266)
Deferred compensation obligation	10,282	9,522
Accumulated other comprehensive loss	(206,574)	(221,477)
Total Flowserve Corporation shareholders’ equity	1,931,818	1,870,379
Noncontrolling interests	6,925	6,742
Total equity	1,938,743	1,877,121
Total liabilities and equity	$4,886,110	$5,036,733

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2014	2013
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$233,752	$219,795
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	46,316	43,769
Amortization of intangible and other assets	9,327	7,854
Net (gain) loss on disposition of assets	(167)	347
Gain on sale of business	(13,403)	—
Gain on sale of equity investment in affiliate	—	(12,995)
Gain on remeasurement of acquired assets	—	(15,315)
Excess tax benefits from stock-based compensation arrangements	(8,490)	(8,399)
Stock-based compensation	18,272	16,285
Net earnings from affiliates, net of dividends received	(1,294)	(2,748)
Change in assets and liabilities:
Accounts receivable, net	(14,695)	5,892
Inventories, net	(115,109)	(120,671)
Prepaid expenses and other	(8,038)	(9,991)
Other assets, net	(1,692)	(2,032)
Accounts payable	(72,649)	(94,326)
Accrued liabilities and income taxes payable	(86,059)	(69,784)
Retirement obligations and other liabilities	(5)	7,848
Net deferred taxes	2,667	1,645
Net cash flows used by operating activities	(11,267)	(32,826)
Cash flows – Investing activities:
Capital expenditures	(53,666)	(61,159)
Proceeds from disposal of assets	789	336
Payments for acquisition, net of cash acquired	—	(10,143)
Proceeds from sale of business, net of cash divested	46,805	—
Proceeds from equity investments in affiliates	—	46,240
Net cash flows used by investing activities	(6,072)	(24,726)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	8,490	8,399
Payments on long-term debt	(20,000)	(10,000)
Short-term financing, net	—	209,000
Proceeds under other financing arrangements	13,233	9,701
Payments under other financing arrangements	(4,789)	(9,072)
Repurchases of common shares	(153,068)	(306,317)
Payments of dividends	(41,382)	(37,621)
Other	(2,499)	(73)
Net cash flows used by financing activities	(200,015)	(135,983)
Effect of exchange rate changes on cash	(2,881)	(6,005)
Net change in cash and cash equivalents	(220,235)	(199,540)
Cash and cash equivalents at beginning of period	363,804	304,252
Cash and cash equivalents at end of period	$143,569	$104,712

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our audited Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report").
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
Venezuela – Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in United States ("U.S.") dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales for the three and six months ended June 30, 2014 and total assets at June 30, 2014 represented less than 1% of consolidated sales and total assets for the same periods. Effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the U.S. dollar. As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other expense, net in our condensed consolidated statements of income and resulted in no tax benefit.
In the first quarter of 2014, the Venezuelan government expanded the use of periodic auctions for U.S. dollars conducted under the Complementary System of Foreign Currency Administration ("SICAD I"). At June 30, 2014 the SICAD I exchange rate was 10.8 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar ("Official"). In addition, the Venezuelan government created a third currency exchange mechanism ("SICAD II") that is currently being interpreted to be available to all entities for all transactions at an exchange rate that is significantly less favorable than the Official exchange rate or the SICAD I exchange rate.
As of June 30, 2014, we believe the Official exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary. We are continuing to assess and monitor the ongoing impact of the recent changes in the Venezuelan foreign exchange market on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the Official exchange rate, as well as further actions of the Venezuelan government and economic conditions that may adversely impact our future consolidated financial condition or results of operations. For reference, if we were to remeasure our bolivar-denominated net monetary assets as of June 30, 2014 utilizing the SICAD I or SICAD II exchange rate, it is estimated that the resulting loss would have been approximately $4 million or $8 million, respectively.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2014, are detailed in Note 1 to our consolidated financial statements included in our 2013 Annual Report.
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
 Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. For public entities ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial condition and results of operations.
In June 2014, the FASB issued ASU No. 2014-11 "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." This ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings so that such transactions will now be accounted for as secured borrowings. This accounting change is effective for the first interim or annual period beginning after December 15, 2014 and early adoption is not permitted. There are also new disclosure requirements in this ASU. The adoption of ASU No. 2014-11 will not have a material impact on our consolidated financial condition and results of operations.
In June 2014, the FASB issued ASU No. 2014-12 "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU was issued to address share-based payment awards with a performance target affecting vesting that could be achieved after the employee’s requisite service period. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU No. 2014-12 will not have a material impact on our consolidated financial condition and results of operations.

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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 5,059,754 were available for issuance as of June 30, 2014. The Flowserve Corporation 2004 Stock Compensation Plan expired on June 22, 2014, with 827,835 shares unissued. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $45.2 million and $31.5 million at June 30, 2014 and December 31, 2013, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2014 and 2013 was $1.5 million and $1.6 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2014 and 2013 was $34.4 million and $34.8 million, respectively.
We recorded stock-based compensation expense of $5.5 million ($8.4 million pre-tax) and $5.4 million ($8.2 million pre-tax) for the three months ended June 30, 2014 and 2013, respectively. We recorded stock-based compensation expense of $12.0 million ($18.3 million pre-tax) and $10.7 million ($16.3 million pre-tax) for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2014
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2014	2,020,678	$44.68
Granted	486,484	72.30
Vested	(778,643)	44.24
Canceled	(71,977)	50.93
Outstanding - June 30, 2014	1,656,542	$52.72
Unvested Restricted Shares outstanding as of June 30, 2014, includes approximately 829,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2012 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,610,000 shares based on performance targets. As of June 30, 2014, we estimate vesting of approximately 1,018,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2013 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward and swap contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All designated foreign exchange hedging instruments are highly effective.
Foreign exchange contracts designated as hedging instruments had a notional value of $56.3 million and $6.2 million, at June 30, 2014 and December 31, 2013, respectively. The fair values of assets and liabilities and any changes in those fair values related to designated foreign exchange contracts are immaterial for the periods presented below. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $576.7 million and $610.7 million, at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the length of foreign exchange contracts currently in place ranged from one day to 21 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2014 and December 31, 2013, we had $40.0 million and $140.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At June 30, 2014, the maximum remaining length of any interest rate swap contract in place was approximately 12 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2014	2013
Current derivative assets	$3,136	$5,215
Noncurrent derivative assets	37	729
Current derivative liabilities	2,266	2,207
Noncurrent derivative liabilities	—	113

The fair value of interest rate swaps and foreign exchange contracts designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2014	2013
Current derivative assets	$149	$146
Noncurrent derivative assets	3	—
Current derivative liabilities	424	409
Noncurrent derivative liabilities	10	37
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Gain (loss) recognized in income	$1,421	$(4,534)	$(123)	$(7,531)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other (expense) income, net.
The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized in Note 15.

5.	Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2014	2013
4.00% Senior Notes due November 15, 2023, net of unamortized discount	$298,673	$298,615
3.50% Senior Notes due September 15, 2022 net of unamortized discount	498,373	498,289
Term Loan Facility, interest rate of 1.48% at June 30, 2014 and 1.50% at December 31, 2013	350,000	370,000
Capital lease obligations and other borrowings	42,513	33,393
Debt and capital lease obligations	1,189,559	1,200,297
Less amounts due within one year	65,698	72,678
Total debt due after one year	$1,123,861	$1,127,619

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

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2013 Annual Report, on October 4, 2013 we amended our existing credit agreement that provided for a $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 4, 2018. As of June 30, 2014 and December 31, 2013, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $80.0 million and $106.1 million at June 30, 2014 and December 31, 2013, respectively, which reduced our borrowing capacity to $920.0 million and $893.9 million, respectively. Our obligations under the Senior Credit Facility are guaranteed by certain of our 100% owned domestic subsidiaries. Such guarantees are released if we achieve certain credit ratings. We had not achieved these ratings as of June 30, 2014. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at June 30, 2014.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) during the period ended June 30, 2014. During the six months ended June 30, 2014, we made scheduled repayments of $20.0 million under our Term Loan Facility. We have scheduled repayments of $10.0 million due in each of the next four quarters on our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have $40.0 million of notional amount of interest rate swaps at June 30, 2014 to hedge exposure to floating interest rates.

European Letter of Credit Facility
Due to the increased capacity and the removal of the performance letters of credit sublimit of the amended Revolving Credit Facility, we elected not to renew our 364-day unsecured, committed €125.0 million European Letter of Credit Facility ("European LOC Facility"), which expired in October 2013; however, the existing letters of credit remain outstanding and are still bound by the facility's covenants. We were in compliance with all covenants under our European LOC Facility as of June 30, 2014.
We had outstanding letters of credit drawn on the European LOC Facility of €12.3 million ($16.8 million) and €69.6 million ($95.4 million) as of June 30, 2014 and December 31, 2013, respectively.

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

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$474,960	$831,814	$(82,396)	$1,224,378
Cost of sales	—	(305,643)	(570,825)	82,396	(794,072)
Gross profit	—	169,317	260,989	—	430,306
Selling, general and administrative expense	(447)	(119,378)	(118,353)	—	(238,178)
Net earnings from affiliates	—	(25)	2,212	—	2,187
Net earnings from consolidated subsidiaries, net of tax	130,035	106,025	—	(236,060)	—
Operating income	129,588	155,939	144,848	(236,060)	194,315
Interest expense, net	(8,924)	(2,768)	(2,828)	—	(14,520)
Other expense, net	—	(3,112)	(724)	—	(3,836)
Earnings before income taxes	120,664	150,059	141,296	(236,060)	175,959
Provision for income taxes	2,849	(20,024)	(33,619)	—	(50,794)
Net earnings, including noncontrolling interests	123,513	130,035	107,677	(236,060)	125,165
Less: Net earnings attributable to noncontrolling interests	—	—	(1,652)	—	(1,652)
Net earnings attributable to Flowserve Corporation	$123,513	$130,035	$106,025	$(236,060)	$123,513
Comprehensive income attributable to Flowserve Corporation	$132,694	$139,131	$112,495	$(251,626)	$132,694

	Three Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$492,643	$842,124	$(95,241)	$1,239,526
Cost of sales	—	(321,255)	(591,936)	95,241	(817,950)
Gross profit	—	171,388	250,188	—	421,576
Selling, general and administrative expense	(1,724)	(69,928)	(168,548)	—	(240,200)
Net earnings from affiliates	—	176	1,969	—	2,145
Net earnings from consolidated subsidiaries, net of tax	126,771	65,156	—	(191,927)	—
Operating income	125,047	166,792	83,609	(191,927)	183,521
Interest expense, net	(7,233)	(2,981)	(2,634)	—	(12,848)
Other (expense) income, net	—	(1,708)	2,324	—	616
Earnings before income taxes	117,814	162,103	83,299	(191,927)	171,289
Provision for income taxes	2,572	(35,332)	(17,635)	—	(50,395)
Net earnings, including noncontrolling interests	120,386	126,771	65,664	(191,927)	120,894
Less: Net earnings attributable to noncontrolling interests	—	—	(508)	—	(508)
Net earnings attributable to Flowserve Corporation	$120,386	$126,771	$65,156	$(191,927)	$120,386
Comprehensive income attributable to Flowserve Corporation	$94,249	$95,295	$31,795	$(127,090)	$94,249

	Six Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$917,467	$1,533,886	$(158,839)	$2,292,514
Cost of sales	—	(587,856)	(1,056,069)	158,839	(1,485,086)
Gross profit	—	329,611	477,817	—	807,428
Selling, general and administrative expense	(896)	(170,550)	(282,959)	—	(454,405)
Net earnings from affiliates	—	362	5,255	—	5,617
Net earnings from consolidated subsidiaries, net of tax	244,494	145,207	—	(389,701)	—
Operating income	243,598	304,630	200,113	(389,701)	358,640
Interest expense, net	(18,057)	(5,447)	(5,834)	—	(29,338)
Other income (expense), net	2	(4,977)	(1,766)	—	(6,741)
Earnings before income taxes	225,543	294,206	192,513	(389,701)	322,561
Provision for income taxes	5,704	(49,712)	(44,801)	—	(88,809)
Net earnings, including noncontrolling interests	231,247	244,494	147,712	(389,701)	233,752
Less: Net earnings attributable to noncontrolling interests	—	—	(2,505)	—	(2,505)
Net earnings attributable to Flowserve Corporation	$231,247	$244,494	$145,207	$(389,701)	$231,247
Comprehensive income attributable to Flowserve Corporation	$246,148	$259,185	$158,823	$(418,008)	$246,148

	Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$940,221	$1,573,510	$(177,609)	$2,336,122
Cost of sales	—	(610,220)	(1,108,627)	177,609	(1,541,238)
Gross profit	—	330,001	464,883	—	794,884
Selling, general and administrative expense	(2,063)	(162,716)	(309,929)	—	(474,708)
Net earnings from affiliates	—	400	33,424	—	33,824
Net earnings from consolidated subsidiaries, net of tax	229,328	125,433	—	(354,761)	—
Operating income	227,265	293,118	188,378	(354,761)	354,000
Interest expense, net	(13,733)	(5,760)	(5,172)	—	(24,665)
Other expense, net	—	(3,382)	(7,030)	—	(10,412)
Earnings before income taxes	213,532	283,976	176,176	(354,761)	318,923
Provision for income taxes	4,644	(54,648)	(49,124)	—	(99,128)
Net earnings, including noncontrolling interests	218,176	229,328	127,052	(354,761)	219,795
Less: Net earnings attributable to noncontrolling interests	—	—	(1,619)	—	(1,619)
Net earnings attributable to Flowserve Corporation	$218,176	$229,328	$125,433	$(354,761)	$218,176
Comprehensive income attributable to Flowserve Corporation	$161,118	$264,467	$159,285	$(423,752)	$161,118

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$909	$—	$142,660	$—	$143,569
Accounts receivable, net	—	255,706	902,052	—	1,157,758
Intercompany receivables	4,180	130,587	322,601	(457,368)	—
Inventories, net	—	398,760	761,421	—	1,160,181
Other current assets, net	626	141,468	125,388	—	267,482
Total current assets	5,715	926,521	2,254,122	(457,368)	2,728,990
Property, plant and equipment, net	—	221,421	475,330	—	696,751
Goodwill	—	709,239	392,630	—	1,101,869
Intercompany receivables	432,500	11,376	56,542	(500,418)	—
Investment in consolidated subsidiaries	2,646,529	1,997,900	—	(4,644,429)	—
Other assets, net	13,831	199,680	144,989	—	358,500
Total assets	$3,098,575	$4,066,137	$3,323,613	$(5,602,215)	$4,886,110

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$139,773	$376,247	$—	$516,020
Intercompany payables	103	326,678	130,587	(457,368)	—
Accrued liabilities	11,772	248,091	496,741	—	756,604
Debt due within one year	40,000	—	25,698	—	65,698
Deferred taxes	—	—	12,394	—	12,394
Total current liabilities	51,875	714,542	1,041,667	(457,368)	1,350,716
Long-term debt due after one year	1,107,046	—	16,815	—	1,123,861
Intercompany payables	1,144	487,898	11,376	(500,418)	—
Retirement obligations and other liabilities	6,692	217,168	248,930	—	472,790
Total liabilities	1,166,757	1,419,608	1,318,788	(957,786)	2,947,367
Total Flowserve Corporation shareholders’ equity	1,931,818	2,646,529	1,997,900	(4,644,429)	1,931,818
Noncontrolling interests	—	—	6,925	—	6,925
Total equity	1,931,818	2,646,529	2,004,825	(4,644,429)	1,938,743
Total liabilities and equity	$3,098,575	$4,066,137	$3,323,613	$(5,602,215)	$4,886,110

	December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,086	$—	$334,718	$—	$363,804
Accounts receivable, net	—	263,594	891,733	—	1,155,327
Intercompany receivables	—	155,422	74,089	(229,511)	—
Inventories, net	—	371,172	689,498	—	1,060,670
Other current assets, net	1,879	144,551	121,151	—	267,581
Total current assets	30,965	934,739	2,111,189	(229,511)	2,847,382
Property, plant and equipment, net	—	220,072	496,217	—	716,289
Goodwill	—	715,722	391,829	—	1,107,551
Intercompany receivables	432,500	9,520	186,789	(628,809)	—
Investment in consolidated subsidiaries	2,579,701	1,850,998	—	(4,430,699)	—
Other assets, net	15,486	211,755	138,270	—	365,511
Total assets	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$163,254	$448,838	$—	$612,092
Intercompany payables	81	74,008	155,422	(229,511)	—
Accrued liabilities	12,874	293,012	555,124	—	861,010
Debt due within one year	40,000	5	32,673	—	72,678
Deferred taxes	—	—	12,319	—	12,319
Total current liabilities	52,955	530,279	1,204,376	(229,511)	1,558,099
Long-term debt due after one year	1,126,904	—	715	—	1,127,619
Intercompany payables	1,144	618,145	9,520	(628,809)	—
Retirement obligations and other liabilities	7,270	214,681	251,943	—	473,894
Total liabilities	1,188,273	1,363,105	1,466,554	(858,320)	3,159,612
Total Flowserve Corporation shareholders’ equity	1,870,379	2,579,701	1,850,998	(4,430,699)	1,870,379
Noncontrolling interests	—	—	6,742	—	6,742
Total equity	1,870,379	2,579,701	1,857,740	(4,430,699)	1,877,121
Total liabilities and equity	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$186,273	$72,926	$(64,561)	$(205,905)		$(11,267)
Cash flows — Investing activities:
Capital expenditures	—	(20,953)	(32,713)	—		(53,666)
Proceeds from sale of business, net of cash divested	—	—	46,805	—		46,805
Intercompany short-term financing, net	—	—	(268,067)	268,067	—	—
Intercompany loan proceeds	—	8	130,247	(130,255)		—
Intercompany loan payments	—	(1,864)	—	1,864		—
Proceeds from disposition of assets	—	78	711	—		789
Net cash flows (used) provided by investing activities	—	(22,731)	(123,017)	139,676		(6,072)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	6,487	2,003	—		8,490
Payments on long-term debt	(20,000)	—	—	—		(20,000)
Proceeds under other financing arrangements	—	—	13,233	—		13,233
Payments under other financing arrangements	—	(5)	(4,784)	—		(4,789)
Repurchases of common shares	(153,068)	—	—	—		(153,068)
Payments of dividends	(41,382)	—	—	—		(41,382)
Intercompany short-term financing, net	—	268,067	—	(268,067)		—
Intercompany loan proceeds	—	—	1,864	(1,864)		—
Intercompany loan payments	—	(130,247)	(8)	130,255		—
Intercompany dividends	—	(194,497)	(11,408)	205,905		—
All other financing, net	—	—	(2,499)	—		(2,499)
Net cash flows (used) provided by financing activities	(214,450)	(50,195)	(1,599)	66,229		(200,015)
Effect of exchange rate changes on cash	—	—	(2,881)	—		(2,881)
Net change in cash and cash equivalents	(28,177)	—	(192,058)	—		(220,235)
Cash and cash equivalents at beginning of period	29,086	—	334,718	—		363,804
Cash and cash equivalents at end of period	$909	$—	$142,660	$—		$143,569

	Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$143,558	$132,215	$(155,904)	$(152,695)	$(32,826)
Cash flows — Investing activities:
Capital expenditures	—	(17,817)	(43,342)	—	(61,159)
Payments for acquisition, net of cash acquired	—	—	(10,143)	—	(10,143)
Intercompany loan proceeds	—	911	56,332	(57,243)	—
Intercompany loan payments	—	(15)	(76,757)	76,772	—
Proceeds from disposition of assets	—	73	263	—	336
Affiliate investment activity, net	—	—	46,240	—	46,240
Net cash flows (used) provided by investing activities	—	(16,848)	(27,407)	19,529	(24,726)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	6,578	1,821	—	8,399
Payments on long-term debt	(10,000)	—	—	—	(10,000)
Short-term financing, net	209,000	—	—	—	209,000
Proceeds under other financing arrangements	—	—	9,701	—	9,701
Payments under other financing arrangements	—	(10)	(9,062)	—	(9,072)
Repurchases of common shares	(306,317)	—	—	—	(306,317)
Payments of dividends	(37,621)	—	—	—	(37,621)
Intercompany loan proceeds	—	76,757	15	(76,772)	—
Intercompany loan payments	—	(56,332)	(911)	57,243	—
Intercompany dividends	—	(142,360)	(10,335)	152,695	—
All other financing, net	59	—	(132)	—	(73)
Net cash flows (used) provided by financing activities	(144,879)	(115,367)	(8,903)	133,166	(135,983)
Effect of exchange rate changes on cash	—	—	(6,005)	—	(6,005)
Net change in cash and cash equivalents	(1,321)	—	(198,219)	—	(199,540)
Cash and cash equivalents at beginning of period	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of period	$1,288	$—	$103,424	$—	$104,712

7.	Fair Value
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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at June 30, 2014 was $799.7 million compared to the carrying value of $797.0 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2014 and December 31, 2013.

8.	Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2014	2013
Raw materials	$383,726	$356,899
Work in process	890,779	786,664
Finished goods	308,950	306,765
Less: Progress billings	(339,455)	(304,395)
Less: Excess and obsolete reserve	(83,819)	(85,263)
Inventories, net	$1,160,181	$1,060,670

9.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013
Net earnings of Flowserve Corporation	$123,513	$120,386
Dividends on restricted shares not expected to vest	3	3
Earnings attributable to common and participating shareholders	$123,516	$120,389
Weighted average shares:
Common stock	136,613	141,524
Participating securities	573	688
Denominator for basic earnings per common share	137,186	142,212
Effect of potentially dilutive securities	809	670
Denominator for diluted earnings per common share	137,995	142,882
Earnings per common share:
Basic	$0.90	$0.85
Diluted	0.90	0.84

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013
Net earnings of Flowserve Corporation	$231,247	$218,176
Dividends on restricted shares not expected to vest	6	6
Earnings attributable to common and participating shareholders	$231,253	$218,182
Weighted average shares:
Common stock	136,868	142,617
Participating securities	592	724
Denominator for basic earnings per common share	137,460	143,341
Effect of potentially dilutive securities	972	915
Denominator for diluted earnings per common share	138,432	144,256
Earnings per common share:
Basic	$1.68	$1.52
Diluted	1.67	1.51
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.

For the three and six months ended both June 30, 2014 and 2013, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2014 and 2013 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2014	2013	2014	2013	2014	2013
Service cost	$5.8	$6.1	$1.8	$1.7	$—	$—
Interest cost	4.3	3.8	3.7	3.4	0.3	0.2
Expected return on plan assets	(5.5)	(5.1)	(2.6)	(2.3)	—	—
Amortization of prior service benefit	0.1	—	—	—	—	—
Amortization of unrecognized net loss (gain)	2.2	3.4	1.7	1.6	(0.2)	(0.3)
Net periodic cost (benefit) recognized	$6.9	$8.2	$4.6	$4.4	$0.1	$(0.1)

Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2014 and 2013 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2014	2013	2014	2013	2014	2013
Service cost	$11.5	$12.2	$3.5	$3.4	$—	$—
Interest cost	8.7	7.6	7.4	6.8	0.6	0.5
Expected return on plan assets	(11.0)	(10.2)	(5.3)	(4.7)	—	—
Amortization of prior service benefit	0.2	—	0.1	—	—	—
Amortization of unrecognized net loss (gain)	4.2	6.9	3.4	3.3	(0.6)	(0.6)
Net periodic cost (benefit) recognized	$13.6	$16.5	$9.1	$8.8	$—	$(0.1)

12.	Shareholders’ Equity
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
We repurchased 573,881 shares of our outstanding common stock for $43.5 million, and 2,784,000 shares for $150.8 million, during the three months ended June 30, 2014 and 2013, respectively. We repurchased 2,010,304 shares of our outstanding common stock for $153.1 million, and 5,761,104 shares for $306.3 million, during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we have $231.3 million of remaining capacity under our current share repurchase program.

13.	Income Taxes
For the three months ended June 30, 2014, we earned $176.0 million before taxes and provided for income taxes of $50.8 million, resulting in an effective tax rate of 28.9%. For the six months ended June 30, 2014, we earned $322.6 million before taxes and provided for income taxes of $88.8 million resulting in an effective tax rate of 27.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2014 primarily due to the net impact of foreign operations.
For the three months ended June 30, 2013, we earned $171.3 million before taxes and provided for income taxes of $50.4 million, resulting in an effective tax rate of 29.4%. For the six months ended June 30, 2013, we earned $318.9 million before taxes and provided for income taxes of $99.1 million, resulting in an effective tax rate of 31.1%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2013 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2013 primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our equity investment in the AIL joint venture discussed in Note 2.
As of June 30, 2014, the amount of unrecognized tax benefits increased by $3.5 million from December 31, 2013. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2012, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, France, Germany, India, Italy, Singapore, the U.S., Venezuela and Vietnam.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $10.9 million within the next 12 months.

14.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$592,921	$226,841	$404,616	$1,224,378	$—	$1,224,378
Intersegment sales	16,270	11,217	1,769	29,256	(29,256)	—
Segment operating income	103,769	31,556	79,129	214,454	(20,139)	194,315

Three Months Ended June 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$607,607	$222,234	$409,685	$1,239,526	$—	$1,239,526
Intersegment sales	17,344	16,649	1,486	35,479	(35,479)	—
Segment operating income	98,187	30,482	72,867	201,536	(18,015)	183,521

Six Months Ended June 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,082,219	$423,848	$786,447	$2,292,514	$—	$2,292,514
Intersegment sales	32,198	26,032	2,877	61,107	(61,107)	—
Segment operating income	183,093	54,874	162,262	400,229	(41,589)	358,640

Six Months Ended June 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,131,381	$413,180	$791,561	$2,336,122	$—	$2,336,122
Intersegment sales	33,260	37,003	3,640	73,903	(73,903)	—
Segment operating income	182,790	51,835	160,036	394,661	(40,661)	354,000
15. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2014 and 2013:

	2014				2013
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)

Balance - April 1	$(87,002)	$(126,749)	$(646)	$(214,397)	(98,744)	(155,025)	(13)	$(253,782)
Other comprehensive income (loss) before reclassifications	7,782	(1,193)	(167)	6,422	(29,425)	(357)	231	(29,551)
Amounts reclassified from AOCL	—	2,656	102	2,758	—	3,252	3	3,255
Net current-period other comprehensive income (loss)	7,782	1,463	(65)	9,180	(29,425)	2,895	234	(26,296)
Balance - June 30	$(79,220)	$(125,286)	$(711)	$(205,217)	$(128,169)	$(152,130)	$221	$(280,078)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.4 million at April 1, 2014 and 2013, $1.4 million and $1.3 million at June 30, 2014 and 2013, respectively.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2014(1)	2013(1)
Cash flow hedging activity
Interest rate swaps	Interest expense	$(161)	$(5)
	Tax benefit	59	2
	Net of tax	$(102)	$(3)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(3,605)	$(4,801)
Prior service costs(2)		(221)	—
	Tax benefit	1,170	1,549
	Net of tax	$(2,656)	$(3,252)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.
The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2014 and 2013:

	2014				2013
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(89,953)	$(129,528)	$(814)	$(220,295)	$(61,083)	$(161,757)	$(254)	$(223,094)
Other comprehensive income (loss) before reclassifications	5,273	(894)	(143)	4,236	(68,303)	3,124	202	(64,977)
Amounts reclassified from AOCL	5,460	5,136	246	10,842	1,217	6,503	273	7,993
Net current-period other comprehensive income (loss)	10,733	4,242	103	15,078	(67,086)	9,627	475	(56,984)
Balance - June 30	$(79,220)	$(125,286)	$(711)	$(205,217)	$(128,169)	$(152,130)	$221	$(280,078)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million at January 1, 2014 and 2013, $1.4 million and $1.3 million at June 30, 2014 and 2013, respectively.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2014(1)	2013(1)
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	Net earnings from affiliates	$—	$(1,217)
Release of cumulative translation adjustments due to sale of business	Selling, general and administrative expense	(5,460)	—
	Tax benefit	—	—
	Net of tax	$(5,460)	$(1,217)

Cash flow hedging activity
Interest rate swaps	Interest expense	$(391)	$(438)
	Tax benefit	145	165
	Net of tax	$(246)	$(273)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(7,031)	$(9,602)
Prior service costs(2)		(339)	—
	Tax benefit	2,234	3,099
	Net of tax	$(5,136)	$(6,503)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.
16. Realignment Program
In the fourth quarter of 2013, we initiated a realignment program to reduce and optimize certain non-strategic QRC and manufacturing facilities and our overall cost structure ("2013 Realignment Program"). See Note 20 to our consolidated financial statements included in our 2013 Annual Report for additional information on our 2013 Realignment Program. We expect total 2013 Realignment Program charges will be $15.8 million for approved plans, of which $12.6 million has been incurred through June 30, 2014. The restructuring reserve was $3.8 million and $6.3 million at June 30, 2014 and December 31, 2013, respectively. Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. The majority of remaining cash payments related to our 2013 Realignment Program will be incurred by the end of 2014.

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
Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. For example, the segments share leadership for operational support functions such as research and development, marketing and supply chain.
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
During the first half of 2014, we experienced strengthening in our bookings across all industries. Larger original equipment project opportunities showed areas of strength, especially in the chemical and oil and gas industries.  From a geographical standpoint, we saw continued strengthening in Europe, North America, the Middle East and Africa.

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
RESULTS OF OPERATIONS — Three and six months ended June 30, 2014 and 2013
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
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
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2014	2013
Bookings	$1,384.2	$1,229.0
Sales	1,224.4	1,239.5

	Six Months Ended June 30,
(Amounts in millions)	2014	2013
Bookings	$2,577.7	$2,409.3
Sales	2,292.5	2,336.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2014 increased by $155.2 million, or 12.6%, as compared with the same period in 2013. The increase included negative currency effects of approximately $2 million. All industries increased during the three months ended June 30, 2014 with the oil and gas industry showing the most growth. The increase was more heavily weighted toward customer original equipment bookings.

Bookings for the six months ended June 30, 2014 increased by $168.4 million, or 7.0%, as compared with the same period in 2013. The increase included negative currency effects of approximately $26 million. The increase during the six months ended June 30, 2014 was primarily driven by the oil and gas, chemical and water management industries. The increase was more heavily weighted toward customer original equipment bookings.

Sales for the three months ended June 30, 2014 decreased by $15.1 million, or 1.2%, as compared with the same period in 2013. The decrease included currency benefits of approximately $4 million. The decrease was driven by customer original equipment sales and decreased sales into Europe, partially offset by increased sales into North America. Net sales to international customers, including export sales from the U.S., were approximately 68% and 70% of total sales for the three months ended June 30, 2014 and 2013, respectively.

Sales for the six months ended June 30, 2014 decreased by $43.6 million, or 1.9%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $10 million. The decrease was driven by customer original equipment sales and decreased sales into Europe and the Middle East, partially offset by increased sales into North America. Net sales to international customers, including export sales from the U.S., were approximately 68% and 69% of total sales for the six months ended June 30, 2014 and 2013, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,849.8 million at June 30, 2014 increased by $292.9 million, or 11.5%, as compared with December 31, 2013. Currency effects provided an increase of approximately $13 million. Approximately 25% of the backlog at June 30, 2014 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Gross profit	$430.3	$421.6
Gross profit margin	35.1%	34.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Gross profit	$807.4	$794.9
Gross profit margin	35.2%	34.0%

Gross profit for the three months ended June 30, 2014 increased by $8.7 million, or 2.1%, as compared with the same period in 2013. Gross profit margin for the three months ended June 30, 2014 of 35.1% increased from 34.0% for the same period in 2013. The increase was primarily attributed to a mix shift to higher margin aftermarket sales, the effects of lower costs as a result of operational improvements and disciplined selectivity of customer bookings, as compared with the same period in 2013. As a result of the sales mix shift, aftermarket sales increased to approximately 41% of total sales, as compared with approximately 40% of total sales for the same period in 2013.

Gross profit for the six months ended June 30, 2014 increased by $12.5 million, or 1.6%, as compared with the same period in 2013. Gross profit margin for the six months ended June 30, 2014 of 35.2% increased from 34.0% for the same period in 2013. The increase was primarily attributed to a mix shift to higher margin aftermarket sales, the effects of lower costs as a result of operational improvements and disciplined selectivity of customer bookings, as compared with the same period in 2013. As a result of the sales mix shift, aftermarket sales increased to approximately 42% of total sales, as compared with approximately 41% of total sales for the same period in 2013.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
SG&A	$238.2	$240.2
SG&A as a percentage of sales	19.5%	19.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
SG&A	$454.4	$474.7
SG&A as a percentage of sales	19.8%	20.3%

SG&A for the three months ended June 30, 2014 decreased by $2.0 million, or 0.8%, as compared with the same period in 2013. Currency effects yielded an increase of approximately $1 million. SG&A as a percentage of sales for the three months ended June 30, 2014 increased 10 basis points as compared with the same period in 2013.

SG&A for the six months ended June 30, 2014 decreased by $20.3 million, or 4.3%, as compared with the same period in 2013. Currency effects yielded a decrease of approximately $2 million. SG&A as a percentage of sales for the six months ended

June 30, 2014 decreased 50 basis points as compared with the same period in 2013 due primarily to a $13.4 million gain from the sale of the Naval business in the first quarter of 2014.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2014	2013
Net earnings from affiliates	$2.2	$2.1

	Six Months Ended June 30,
(Amounts in millions)	2014	2013
Net earnings from affiliates	$5.6	$33.8

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended June 30, 2014 increased $0.1 million, or 4.8%, as compared with the same period in 2013.

Net earnings from affiliates for the six months ended June 30, 2014, decreased $28.2 million or 83.4% as compared with the same period in 2013. The decrease was primarily a result of the AIL transactions, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in the first quarter of 2013.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Operating income	$194.3	$183.5
Operating income as a percentage of sales	15.9%	14.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Operating income	$358.6	$354.0
Operating income as a percentage of sales	15.6%	15.2%

Operating income for the three months ended June 30, 2014 increased by $10.8 million, or 5.9%, as compared with the same period in 2013. The increase included negative currency effects of less than $1 million. The increase was primarily a result of the $8.7 million increase in gross profit and the $2.0 million decrease in SG&A.

Operating income for the six months ended June 30, 2014 increased by $4.6 million, or 1.3%, as compared with the same period in 2013. The increase included negative currency effects of approximately $3 million. The increase was primarily a result of the $12.5 million increase in gross profit and the $20.3 million decrease in SG&A, which included a $13.4 million pre-tax gain from the sale of the Naval business in the first quarter of 2014. These increases were partially offset by the $28.3 million in pre-tax gains in 2013 from the AIL transactions that did not recur in 2014.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2014	2013
Interest expense	$(15.0)	$(13.1)
Interest income	0.5	0.3

	Six Months Ended June 30,
(Amounts in millions)	2014	2013
Interest expense	$(30.2)	$(25.2)
Interest income	0.8	0.6

Interest expense for the three and six months ended June 30, 2014 increased by $1.9 million and $5.0 million, respectively, as compared with the same periods in 2013. The increases were primarily attributable to interest expense associated with our senior notes issued in the fourth quarter of 2013. Approximately 11% of our Term Loan Facility was at fixed interest rates at June 30, 2014, including the effects of $40.0 million of notional interest rate swaps.

Other (Expense) Income, Net

	Three Months Ended June 30,
(Amounts in millions)	2014	2013
Other (expense) income, net	$(3.8)	$0.6

	Six Months Ended June 30,
(Amounts in millions)	2014	2013
Other expense, net	$(6.7)	$(10.4)

Other expense, net for the three months ended June 30, 2014 increased $4.4 million as compared with the same period in 2013, primarily driven by a $7.3 million increase in losses arising from transactions in currencies other than our sites' functional currencies, partially offset by a $3.1 million decrease in losses on foreign exchange contracts. The changes are primarily due to the foreign currency exchange rate movements of the Brazilian real, Mexican peso and Singapore dollar in relation to the U.S. dollar during the three months ended June 30, 2014, as compared with the same period in 2013.

Other expense, net for the six months ended June 30, 2014 decreased $3.7 million, as compared with the same period in 2013, primarily driven by the $4.0 million loss due to the Venezuelan currency devaluation in 2013 that did not recur and a $7.7 million decrease in losses on foreign exchange contracts, partially offset by a $7.3 million increase in losses arising from transactions in currencies other than our sites' functional currencies. The changes are primarily due to the foreign currency exchange rate movements of the Brazilian real, British pound and Japanese yen in relation to the U.S. dollar during the six months ended June 30, 2014, as compared with the same period in 2013.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Provision for income taxes	$50.8	$50.4
Effective tax rate	28.9%	29.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Provision for income taxes	$88.8	$99.1
Effective tax rate	27.5%	31.1%

Our effective tax rate of 28.9% for the three months ended June 30, 2014 decreased from 29.4% for the same period in 2013. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2014 primarily due to the net impact of foreign operations.

Our effective tax rate of 27.5% for the six months ended June 30, 2014 decreased from 31.1% for the same period in 2013. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2014 primarily due to the net impact of foreign operations.

Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2014	2013
Other comprehensive income (loss)	$9.2	$(26.3)

	Six Months Ended June 30,
(Amounts in millions)	2014	2013
Other comprehensive income (loss)	$15.1	$(57.0)

Other comprehensive income (loss) for the three months ended June 30, 2014 increased $35.5 million as compared with the same period in 2013. The increase was primarily due to the strengthening of the British pound, Brazilian real, Indian rupee and Euro versus the U.S. dollar during the three months ended June 30, 2014, as compared with the same period in 2013.

Other comprehensive income (loss) for the six months ended June 30, 2014 increased $72.1 million as compared with the same period in 2013. The increase was primarily due to the strengthening of the Brazilian real, Indian rupee, and Mexican peso versus the U.S. dollar during the six months ended June 30, 2014, as compared with the same period in 2013.

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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$744.3	$606.5
Sales	609.2	625.0
Gross profit	209.9	210.0
Gross profit margin	34.5%	33.6%
Segment operating income	103.8	98.2
Segment operating income as a percentage of sales	17.0%	15.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$1,338.5	$1,182.3
Sales	1,114.4	1,164.6
Gross profit	388.4	398.2
Gross profit margin	34.9%	34.2%
Segment operating income	183.1	182.8
Segment operating income as a percentage of sales	16.4%	15.7%

Bookings for the three months ended June 30, 2014 increased by $137.8 million, or 22.7%, as compared with the same period in 2013. The increase included negative currency effects of approximately $14 million. The increase in customer bookings was primarily driven by the oil and gas and power generation industries, partially offset by general industries. Bookings increased $43.3 million into Europe, $35.3 million into the Middle East, $27.3 million into Latin America and $26.3 million into North America. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $1.3 million.

Bookings for the six months ended June 30, 2014 increased by $156.2 million, or 13.2%, as compared with the same period in 2013. The increase included negative currency effects of approximately $42 million. The increase in customer bookings was primarily driven by the oil and gas, chemical and power generation industries, partially offset by general industries. Increased bookings of $53.0 million into North America, $41.2 million into the Middle East, $39.5 million into Europe and $14.4 million into Latin America were partially offset by decreased bookings of $20.0 million into Asia Pacific. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $10.5 million.
Sales for the three months ended June 30, 2014 decreased $15.8 million, or 2.5%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $9 million. The decrease was driven by customer original equipment sales, resulting from decreased sales of $32.9 million into Europe, $7.6 million into Latin America and $4.1 million into Asia Pacific, partially offset by increased sales of $18.9 million into North America and $5.4 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.1 million.
Sales for the six months ended June 30, 2014 decreased $50.2 million, or 4.3%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $28 million. The decrease was driven by customer original equipment sales, resulting from decreased sales of $44.4 million into Europe, $21.7 million into Latin America and $11.8 million into the Middle East, partially offset by increased sales of $22.3 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.1 million.
Gross profit for the three months ended June 30, 2014 increased less than $1 million as compared with the same period in 2013. Gross profit margin for the three months ended June 30, 2014 of 34.5% increased from 33.6% for the same period in 2013. The increase in gross profit margin was primarily attributable to a sales mix shift to higher margin aftermarket sales and the effects of lower costs associated with operational execution improvements and disciplined selectivity of customer bookings.
Gross profit for the six months ended June 30, 2014 decreased by $9.8 million, or 2.5%, as compared with the same period in 2013. Gross profit margin for the six months ended June 30, 2014 of 34.9% increased from 34.2% for the same period in 2013. The increase in gross profit margin was primarily attributable to a mix shift to higher margin aftermarket sales, the effects of lower costs associated with operational execution improvements and disciplined selectivity of customer bookings.
Operating income for the three months ended June 30, 2014 increased by $5.6 million, or 5.7%, as compared with the same period in 2013. The increase included negative currency effects of approximately $2 million. The increase was due primarily to a $5.7 million decrease in SG&A due primarily to decreased bad debt expense and decreased research and development costs.
Operating income for the six months ended June 30, 2014 increased by $0.3 million, or 0.2%, as compared with the same period in 2013. The increase included negative currency effects of approximately $5 million. The increase was due to a $9.1 million decrease in SG&A and increased earnings from affiliates, substantially offset by a $9.8 million decrease in gross profit. The decrease in SG&A was due to decreased bad debt expense and research and development costs and included a decrease due to currency effects of approximately $5 million.
Backlog of $1,546.0 million at June 30, 2014 increased by $234.6 million, or 17.9%, as compared with December 31, 2013. Currency effects provided an increase of approximately $12 million. Backlog at June 30, 2014 and December 31, 2013 included $30.5 million and $21.6 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$248.0	$209.1
Sales	238.1	238.9
Gross profit	66.7	62.2
Gross profit margin	28.0%	26.0%
Segment operating income	31.6	30.5
Segment operating income as a percentage of sales	13.3%	12.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$476.7	$416.2
Sales	449.9	450.2
Gross profit	121.9	115.2
Gross profit margin	27.1%	25.6%
Segment operating income	54.9	51.8
Segment operating income as a percentage of sales	12.2%	11.5%

Bookings for the three months ended June 30, 2014 increased by $38.9 million, or 18.6%, as compared with the same period in 2013. The increase included currency benefits of approximately $4 million. The increase in customer bookings was primarily driven by the general and oil and gas industries. Increased bookings of $29.4 million into Asia Pacific, $12.3 million into Europe and $8.3 million into North America were partially offset by a decrease of $5.1 million into the Middle East. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) remained consistent with the same period in 2013.

Bookings for the six months ended June 30, 2014 increased by $60.5 million, or 14.5%, as compared with the same period in 2013. The increase included currency benefits of approximately $6 million. Increased customer bookings in the general, oil and gas and water management industries were partially offset by a decrease in the power generation industry. Increased bookings of $34.4 million into Asia Pacific, $25.3 million into North America and $20.4 million into Europe were partially offset by a decrease of $9.2 million into the Middle East. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.0 million.
Sales for the three months ended June 30, 2014 decreased less than $1 million as compared with the same period in 2013. The decrease included currency benefits of approximately $5 million. Increased customer sales of $7.9 million into Europe were partially offset by decreased sales of $3.5 million into the Middle East and $1.2 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $5.4 million.
Sales for the six months ended June 30, 2014 decreased less than $1 million as compared with the same period in 2013. The decrease included currency benefits of approximately $7 million. Increased customer sales of $9.6 million into Latin America, $7.7 million into Europe and $5.3 million into Asia Pacific were partially offset by decreased sales of $5.3 million into the Middle East, $4.5 million into North America and $2.9 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $11.0 million.
Gross profit for the three months ended June 30, 2014 increased by $4.5 million, or 7.2%, as compared with the same period in 2013. Gross profit margin for the three months ended June 30, 2014 of 28.0% increased from 26.0% for the same period in 2013. The increase was primarily attributable to a sales mix shift to higher margin aftermarket sales and lower manufacturing costs resulting from our execution of operational improvements and disciplined selectivity of customer bookings.
Gross profit for the six months ended June 30, 2014 increased by $6.7 million, or 5.8%, as compared with the same period in 2013. Gross profit margin for the six months ended June 30, 2014 of 27.1% increased from 25.6% for the same period in 2013. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements, a sales mix shift to higher margin aftermarket sales and disciplined selectivity of customer bookings.
Operating income for the three months ended June 30, 2014 increased by $1.1 million, or 3.6%, as compared with the same period in 2013. The increase included currency benefits of approximately $1 million. The increase was primarily due to the $4.5 million increase in gross profit, partially offset by a $3.4 million increase in SG&A due in part to increased research and development costs.

Operating income for the six months ended June 30, 2014 increased by $3.1 million, or 6.0%, as compared with the same period in 2013. The increase included currency benefits of approximately $1 million. The increase was primarily due to the $6.7 million increase in gross profit, partially offset by a $3.6 million increase in SG&A due in part to increased research and development costs.
Backlog of $556.1 million at June 30, 2014 increased by $26.0 million, or 4.9%, as compared with December 31, 2013. Currency effects provided an increase of approximately $2 million. Backlog at June 30, 2014 and December 31, 2013 included $30.5 million and $30.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$422.2	$447.0
Sales	406.4	411.2
Gross profit	152.7	147.1
Gross profit margin	37.6%	35.8%
Segment operating income	79.1	72.9
Segment operating income as a percentage of sales	19.5%	17.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$835.9	$877.6
Sales	789.3	795.2
Gross profit	297.1	281.0
Gross profit margin	37.6%	35.3%
Segment operating income	162.3	160.0
Segment operating income as a percentage of sales	20.6%	20.1%

Bookings for the three months ended June 30, 2014 decreased $24.8 million, or 5.5%, as compared with the same period in 2013. The decrease included currency benefits of approximately $8 million and negative effects on the comparison due to the sale of the Naval business in the first quarter of 2014. The decrease in customer bookings was primarily driven by the oil and gas and general industries, partially offset by an increase in the chemical industry. Decreased customer bookings of $19.7 million into Latin America, $9.9 million into North America and $4.8 million into Asia Pacific were partially offset by an increase of $7.9 million into the Middle East and $3.8 million into Europe. The decrease was primarily driven by decreased customer original equipment bookings.
Bookings for the six months ended June 30, 2014 decreased $41.7 million, or 4.8%, as compared with the same period in 2013. The decrease included currency benefits of approximately $10 million. The decrease in customer bookings was primarily driven by the oil and gas, general and water management industries, partially offset by an increase in the chemical industry. Decreased customer bookings of $36.3 million into Latin America, $21.7 million into Asia Pacific and $15.1 million into North America were partially offset by an increase of $21.8 million into Europe. The decrease was primarily driven by decreased customer original equipment bookings.
Sales for the three months ended June 30, 2014 decreased $4.8 million, or 1.2%, as compared with the same period in 2013. The decrease included currency benefits of approximately $7 million and negative effects on the comparison due to the sale of the Naval business in the first quarter of 2014. The decrease was primarily driven by decreased customer original equipment sales. A sales decrease of $14.5 million into Europe, primarily related to the Naval business, and $4.1 million into Asia Pacific were partially offset by an increase of $7.3 million into Latin America, $4.0 million into North America and $3.7 million into Africa.

Sales for the six months ended June 30, 2014 decreased $5.9 million, or 0.7%, as compared with the same period in 2013. The decrease included currency benefits of approximately $10 million and was primarily driven by decreased customer original equipment sales. A sales decrease of $16.8 million into Europe and $7.3 million into Asia Pacific were partially offset by an increase of $10.4 million into Latin America and $7.0 million into North America.
Gross profit for the three months ended June 30, 2014 increased $5.6 million, or 3.8%, as compared with the same period in 2013. Gross profit margin for the three months ended June 30, 2014 of 37.6% increased from 35.8% for the same period in 2013. The increase was attributable to continued traction of low cost sourcing, cost control initiatives and product line mix.
Gross profit for the six months ended June 30, 2014 increased by $16.1 million, or 5.7%, as compared with the same period in 2013. Gross profit margin for the six months ended June 30, 2014 of 37.6% increased from 35.3% for the same period in 2013. The increase was attributable to continued traction of low cost sourcing and cost control initiatives.
Operating income for the three months ended June 30, 2014 increased by $6.2 million, or 8.5%, as compared with the same period in 2013. The increase included currency benefits of approximately $1 million. The increase was primarily attributable to the $5.6 million increase in gross profit.
Operating income for the six months ended June 30, 2014 increased by $2.3 million, or 1.4%, as compared with the same period in 2013. The increase included currency benefits of less than $1 million. The increase was primarily attributable to the $16.1 million increase in gross profit and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014, partially offset by the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture in 2013, that did not recur.
Backlog of $811.7 million at June 30, 2014 increased by $42.1 million, or 5.5%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2014	2013
Net cash flows used by operating activities	$(11.3)	$(32.8)
Net cash flows used by investing activities	(6.1)	(24.7)
Net cash flows used by financing activities	(200.0)	(136.0)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2014 was $143.6 million, as compared with $363.8 million at December 31, 2013.
Our cash balance decreased by $220.2 million to $143.6 million as of June 30, 2014 as compared with December 31, 2013. The cash used in the first six months of 2014 included $153.1 million of share repurchases, $53.7 million in capital expenditures, $41.4 million in dividend payments and $20.0 million of payments on long-term debt, partially offset by $46.8 million in net proceeds from the sale of our Naval business.
For the six months ended June 30, 2014, our cash used by operating activities was $11.3 million, as compared with $32.8 million for the same period in 2013, to support short-term and seasonal working capital needs. Working capital increased for the six months ended June 30, 2014, due primarily to higher inventory of $115.1 million, lower accrued liabilities of $86.1 million and lower accounts payable of $72.6 million. Working capital increased for the six months ended June 30, 2013, due primarily to higher inventory of $120.7 million and lower accounts payable of $94.3 million.
Increases in accounts receivable used $14.7 million of cash flow for the six months ended June 30, 2014 as compared with a source of $5.9 million for the same period in 2013. As of June 30, 2014, our days’ sales outstanding ("DSO") was 85 days as compared with 78 days as of June 30, 2013. We have experienced increased aging and slower collections of accounts receivable with certain customers in Latin America due to unfavorable economic conditions in the region.  However, these accounts receivable have extended terms compared to our usual terms and are not disputed, and we have not historically had write-offs relating to these customers. For reference purposes based on 2014 sales, an improvement of one day could provide approximately $12 million in cash flow.
Increases in inventory used $115.1 million of cash flow for the six months ended June 30, 2014 as compared with $120.7 million for the same period in 2013. Inventory turns were 2.7 and 2.8 times for June 30, 2014 and 2013, respectively. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2014 data, an improvement of one-tenth of a turn could yield approximately $31 million in cash flow. Decreases in accounts payable used $72.6 million of cash flow for the six months ended June 30, 2014 as compared with $94.3 million for the same period in 2013.
Cash flows used by investing activities during the six months ended June 30, 2014 were $6.1 million as compared with $24.7 million for the same period in 2013. Capital expenditures during the six months ended June 30, 2014 were $53.7 million, a decrease of $7.5 million as compared with the same period in 2013. In 2014, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities, and total capital expenditures are expected to be between $130 million and $140 million, before consideration of any acquisition activity. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds and in the first quarter of 2013 we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash.
Cash flows used by financing activities during the six months ended June 30, 2014 were $200.0 million as compared with $136.0 million for the same period in 2013. Cash outflows during the six months ended June 30, 2014 resulted primarily from the repurchase of $153.1 million of common shares, $41.4 million of dividend payments and $20.0 million in payments on long-term debt. Cash outflows for the same period in 2013 resulted primarily from the repurchase of $306.3 million of common shares and $37.6 million in dividend payments, partially offset by $209.0 million in net proceeds from short-term financing.
Approximately 6% of our Term Loan Facility is due to mature in the second half of 2014 and approximately 13% in 2015. Our Senior Credit Facility, as amended, matures in October 2018. After the effects of $40.0 million of notional interest rate swaps, approximately 11% of our Term Loan Facility was at fixed rates at June 30, 2014. As of June 30, 2014, we had available capacity of $920.0 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
During both the six months ended June 30, 2014 and 2013, we contributed $7.0 million to our U.S. pension plan. At December 31, 2013, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $13 million in additional contributions to our U.S. pension plan in 2014, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At June 30, 2014, $141.9 million of our total cash balance of $143.6 million was held by foreign subsidiaries, $91.3 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $91.3 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization, which included approximately $193 million of remaining capacity under the previous $1.0 billion share repurchase authorization. As of June 30, 2014, we have $231.3 million of remaining capacity under our current share repurchase program. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
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
See Note 10 to our consolidated financial statements included in our 2013 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of covenants related to our European LOC and Senior Credit Facilities. We complied with all covenants through June 30, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2013 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2014, include:

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
We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, including interest rate swaps and foreign exchange contracts, but we currently expect our counterparties will continue to meet their obligations given their current creditworthiness.
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At June 30, 2014, after the effect of interest rate swaps, we had $310.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.48%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the six months ended June 30, 2014. At June 30, 2014 and December 31, 2013, we had $40.0 million and $140.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $7.8 million and $(29.4) million for the three months ended June 30, 2014 and 2013, respectively, and $10.7 million and $(67.1) million for the six months ended June 30, 2014 and 2013, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of June 30, 2014, we had a U.S. dollar equivalent of $576.7 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $610.7 million at December 31, 2013. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(3.7) million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $(5.9) million and $(10.3) million for the six months ended June 30, 2014 and 2013, respectively, which are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2014, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2014 would have impacted our net earnings by approximately $15 million, due primarily to the Euro and Swedish krona. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes in risk factors discussed in our 2013 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2013 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

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
During the quarter ended June 30, 2014, we repurchased a total of 573,881 shares of our common stock for $43.5 million (representing an average cost of $75.74 per share). As of June 30, 2014, we have $231.3 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	207,488	(1)	$76.78	202,293	$259.2
May 1 - 31	198,596	(2)	74.26	197,906	244.5
June 1 - 30	174,134	(3)	76.10	173,682	231.3
Total	580,218		$75.71	573,881
__________________________________

(1)
Includes 2,817 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $73.50, and includes 2,378 shares purchased at a price of $72.52 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(2)	Includes 690 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $74.60.

(3)	Includes 452 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $74.35.

Item 6.	Exhibits.
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

FLOWSERVE CORPORATION

Date:	July 23, 2014	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2014	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.