Form 10-Q
period 2014-09-30
FLOWSERVE CORP
filed 2014-10-23
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 17, 2014, there were 136,308,350 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2014 and 2013 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2014 and 2013 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2014 and December 31, 2013 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2014 and 2013 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4. Controls and Procedures.	35

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	35
Item 1A. Risk Factors.	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 6. Exhibits.	35
SIGNATURES	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2014	2013
Sales	$1,204,012	$1,229,057
Cost of sales	(782,522)	(806,318)
Gross profit	421,490	422,739
Selling, general and administrative expense	(230,872)	(231,569)
Net earnings from affiliates	1,825	2,218
Operating income	192,443	193,388
Interest expense	(15,130)	(13,046)
Interest income	400	325
Other income, net	5,612	1,733
Earnings before income taxes	183,325	182,400
Provision for income taxes	(52,725)	(55,870)
Net earnings, including noncontrolling interests	130,600	126,530
Less: Net earnings attributable to noncontrolling interests	(2,038)	(259)
Net earnings attributable to Flowserve Corporation	$128,562	$126,271
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.94	$0.90
Diluted	0.93	0.90
Cash dividends declared per share	$0.16	$0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2014	2013
Net earnings, including noncontrolling interests	$130,600	$126,530
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $60,220 and $(23,353), respectively	(100,195)	38,581
Pension and other postretirement effects, net of taxes of $(2,805) and $(407), respectively	7,278	(373)
Cash flow hedging activity, net of taxes of $1,089 and $(74), respectively	(2,797)	152
Other comprehensive (loss) income	(95,714)	38,360
Comprehensive income, including noncontrolling interests	34,886	164,890
Comprehensive income attributable to noncontrolling interests	(1,934)	(29)
Comprehensive income attributable to Flowserve Corporation	$32,952	$164,861

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2014	2013
Sales	$3,496,526	$3,565,179
Cost of sales	(2,267,609)	(2,347,555)
Gross profit	1,228,917	1,217,624
Selling, general and administrative expense	(685,277)	(706,278)
Net earnings from affiliates (Note 2)	7,442	36,043
Operating income	551,082	547,389
Interest expense	(45,306)	(38,262)
Interest income	1,238	877
Other expense, net	(1,129)	(8,679)
Earnings before income taxes	505,885	501,325
Provision for income taxes	(141,533)	(154,998)
Net earnings, including noncontrolling interests	364,352	346,327
Less: Net earnings attributable to noncontrolling interests	(4,544)	(1,878)
Net earnings attributable to Flowserve Corporation	$359,808	$344,449
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.62	$2.42
Diluted	2.60	2.41
Cash dividends declared per share	$0.48	$0.42

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2014	2013
Net earnings, including noncontrolling interests	$364,352	$346,327
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $53,769 and $17,254, respectively	(89,462)	(28,505)
Pension and other postretirement effects, net of taxes of $(4,563) and $(4,634), respectively	11,520	9,254
Cash flow hedging activity, net of taxes of $1,031 and $(399), respectively	(2,694)	627
Other comprehensive loss	(80,636)	(18,624)
Comprehensive income, including noncontrolling interests	283,716	327,703
Comprehensive income attributable to noncontrolling interests	(4,615)	(1,722)
Comprehensive income attributable to Flowserve Corporation	$279,101	$325,981

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$162,869	$363,804
Accounts receivable, net of allowance for doubtful accounts of $27,421 and $24,073, respectively	1,131,075	1,155,327
Inventories, net	1,118,283	1,060,670
Deferred taxes	157,946	157,448
Prepaid expenses and other	103,037	110,133
Total current assets	2,673,210	2,847,382
Property, plant and equipment, net of accumulated depreciation of $845,679 and $849,863, respectively	678,307	716,289
Goodwill	1,079,327	1,107,551
Deferred taxes	21,261	19,533
Other intangible assets, net	145,956	160,548
Other assets, net	195,713	185,430
Total assets	$4,793,774	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$490,514	$612,092
Accrued liabilities	758,799	861,010
Debt due within one year	54,122	72,678
Deferred taxes	11,170	12,319
Total current liabilities	1,314,605	1,558,099
Long-term debt due after one year	1,112,636	1,127,619
Retirement obligations and other liabilities	442,834	473,894
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	479,724	476,218
Retained earnings	3,278,771	2,985,391
Treasury shares, at cost – 41,513 and 39,630 shares, respectively	(1,772,808)	(1,600,266)
Deferred compensation obligation	10,420	9,522
Accumulated other comprehensive loss	(302,184)	(221,477)
Total Flowserve Corporation shareholders’ equity	1,914,914	1,870,379
Noncontrolling interests	8,785	6,742
Total equity	1,923,699	1,877,121
Total liabilities and equity	$4,793,774	$5,036,733

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$364,352	$346,327
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	69,748	66,700
Amortization of intangible and other assets	13,555	11,884
Net gain on disposition of assets	(59)	(248)
Gain on sale of business	(13,403)	—
Gain on sale of equity investment in affiliate	—	(12,995)
Gain on remeasurement of acquired assets	—	(15,315)
Excess tax benefits from stock-based compensation arrangements	(8,490)	(10,104)
Stock-based compensation	26,685	24,395
Net earnings from affiliates, net of dividends received	(560)	(3,397)
Change in assets and liabilities:
Accounts receivable, net	(27,146)	10,828
Inventories, net	(113,848)	(101,745)
Prepaid expenses and other	(16,765)	(6,870)
Other assets, net	(10,980)	(12,574)
Accounts payable	(88,380)	(126,976)
Accrued liabilities and income taxes payable	(56,984)	(61,139)
Retirement obligations and other	(11,524)	117
Net cash flows provided by operating activities	126,201	108,888
Cash flows – Investing activities:
Capital expenditures	(83,602)	(94,702)
Proceeds from disposal of assets	1,613	969
Payments for acquisition, net of cash acquired	—	(10,143)
Proceeds from sale of business, net of cash divested	46,805	—
Proceeds from equity investments in affiliates	—	46,240
Net cash flows used by investing activities	(35,184)	(57,636)
Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	8,490	10,104
Payments on long-term debt	(30,000)	(15,000)
Short-term financing, net	—	196,000
Proceeds under other financing arrangements	14,388	9,844
Payments under other financing arrangements	(16,377)	(10,415)
Repurchases of common shares	(188,324)	(370,127)
Payments of dividends	(63,287)	(57,337)
Other	(2,499)	(78)
Net cash flows used by financing activities	(277,609)	(237,009)
Effect of exchange rate changes on cash	(14,343)	(4,744)
Net change in cash and cash equivalents	(200,935)	(190,501)
Cash and cash equivalents at beginning of period	363,804	304,252
Cash and cash equivalents at end of period	$162,869	$113,751

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our audited Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report").
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
Venezuela – Our operations in Venezuela generally consist of a service center that performs service and repair activities. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in United States ("U.S.") dollars directly to Venezuelan customers. Our Venezuelan subsidiary's sales for the three and nine months ended September 30, 2014 and total assets at September 30, 2014 represented less than 1% of consolidated sales and total assets for the same periods. Effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the U.S. dollar. As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other expense, net in our condensed consolidated statements of income and resulted in no tax benefit.
In the first quarter of 2014, the Venezuelan government expanded the use of periodic auctions for U.S. dollars conducted under the Complementary System of Foreign Currency Administration ("SICAD I"). At September 30, 2014 the SICAD I exchange rate was 12.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar ("Official"). In addition, during the second quarter of 2014 the Venezuelan government created a third currency exchange mechanism ("SICAD II") that is currently being interpreted to be available to all entities for all transactions at an exchange rate that is significantly less favorable than the Official exchange rate or the SICAD I exchange rate.
As of September 30, 2014, we believe the Official exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary. We are continuing to assess and monitor the ongoing impact of the recent changes in the Venezuelan foreign exchange market on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the Official exchange rate, as well as further actions of the Venezuelan government and economic conditions that may adversely impact our future consolidated financial condition or results of operations. For reference, if we were to remeasure our bolivar-denominated net monetary assets as of September 30, 2014 utilizing the SICAD I or SICAD II exchange rate, it is estimated that the resulting loss would have been approximately $7 million or $13 million, respectively.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2014, are detailed in Note 1 to our consolidated financial statements included in our 2013 Annual Report.
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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the ability of a company to continue as a going concern for one year from the date the financial statements are issued or within one year after the date that the financial statements are available to be issued when applicable. Further, the ASU provides management guidance regarding its responsibility to disclose the ability of a company to continue as a going concern in the notes to the financial statements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 will not have an impact on our consolidated financial condition and results of operations.

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
As discussed in Note 2 to our consolidated financial statements included in our 2013 Annual Report, effective December 10, 2013, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of Innovative Mag-Drive, LLC ("Innomag"), a privately-owned, U.S.-based company specializing in advanced sealless magnetic drive centrifugal pumps for the chemical and general industries, in an asset purchase up to $78.7 million in cash. Of the total purchase price, $67.5 million has been paid. The remaining $11.2 million of the total purchase price is contingent upon Innomag achieving certain performance metrics during the two- and five-year periods following the acquisition, and to the extent achieved, is expected to be paid in cash within four months of the performance measurement dates. We recorded a liability of $7.5 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the weighted probability of achievement of the performance metrics. No pro forma financial information has been presented due to immateriality.
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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 5,072,904 were available for issuance as of September 30, 2014. The Flowserve Corporation 2004 Stock Compensation Plan expired on June 22, 2014, with 827,835 shares unissued. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $36.5 million and $31.5 million at September 30, 2014 and December 31, 2013, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested was less than $0.1 million during the three months ended September 30, 2014 and $0.1 million for the three months ended September 30, 2013. The total fair value of Restricted Shares vested during the nine months ended September 30, 2014 and 2013 was $34.5 million and $34.9 million, respectively.
We recorded stock-based compensation expense of $5.5 million ($8.4 million pre-tax) and $5.3 million ($8.1 million pre-tax) for the three months ended September 30, 2014 and 2013, respectively. We recorded stock-based compensation expense of $17.6 million ($26.7 million pre-tax) and $16.1 million ($24.4 million pre-tax) for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2014
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2014	2,020,678	$44.68
Granted	493,309	72.31
Vested	(778,843)	44.24
Canceled	(94,495)	51.13
Outstanding - September 30, 2014	1,640,649	$52.82
Unvested Restricted Shares outstanding as of September 30, 2014, includes approximately 818,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2012 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,593,000 shares based on performance targets. As of September 30, 2014, we estimate vesting of approximately 1,007,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts designated as hedging instruments had a notional value of $66.4 million and $6.2 million, at September 30, 2014 and December 31, 2013, respectively. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $726.8 million and $610.7 million, at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the length of foreign exchange contracts currently in place ranged from one day to 18 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2014 and December 31, 2013, we had $40.0 million and $140.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2014, the maximum remaining length of any interest rate swap contract in place was approximately 9 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2014	2013
Current derivative assets	$17,960	$5,215
Noncurrent derivative assets	—	729
Current derivative liabilities	6,410	2,207
Noncurrent derivative liabilities	189	113

The fair value of interest rate swaps and foreign exchange contracts designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2014	2013
Current derivative assets	$—	$146
Noncurrent derivative assets	—	—
Current derivative liabilities	4,159	409
Noncurrent derivative liabilities	96	37
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Gain (loss) recognized in income	$1,615	$3,817	$1,738	$(3,714)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized in Note 15.

5.	Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2014	2013
4.00% Senior Notes due November 15, 2023, net of unamortized discount	$298,702	$298,615
3.50% Senior Notes due September 15, 2022, net of unamortized discount	498,416	498,289
Term Loan Facility, interest rate of 1.48% at September 30, 2014 and 1.50% at December 31, 2013	340,000	370,000
Capital lease obligations and other borrowings	29,640	33,393
Debt and capital lease obligations	1,166,758	1,200,297
Less amounts due within one year	54,122	72,678
Total debt due after one year	$1,112,636	$1,127,619

Senior Notes
As discussed in Note 10 to our consolidated financial statements included in our 2013 Annual Report, on November 1, 2013 we completed the public offering of $300.0 million in aggregate principal amount of senior notes due November 15, 2023. On September 11, 2012, we completed the public offering of $500.0 million in aggregate principal amount of senior notes due September 15, 2022.

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2013 Annual Report, on October 4, 2013 we amended our existing credit agreement that provided for a $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 4, 2018. As of September 30, 2014 and December 31, 2013, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $74.8 million and $106.1 million at September 30, 2014 and December 31, 2013, respectively, which reduced our borrowing capacity to $925.2 million and $893.9 million, respectively. Our obligations under the Senior Credit Facility are guaranteed by certain of our 100% owned domestic subsidiaries. Such guarantees are released if we achieve certain credit ratings. We had not achieved these ratings as of September 30, 2014. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at September 30, 2014.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) during the period ended September 30, 2014. During the nine months ended September 30, 2014, we made scheduled repayments of $30.0 million under our Term Loan Facility. We have scheduled repayments of $10.0 million due in each of the next four quarters on our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have $40.0 million of notional amount of interest rate swaps at September 30, 2014 to hedge exposure to floating interest rates.

European Letter of Credit Facility
Due to the increased capacity and the removal of the performance letters of credit sublimit of the Revolving Credit Facility, we elected not to renew our 364-day unsecured, committed €125.0 million European Letter of Credit Facility ("European LOC Facility"), which expired in October 2013; however, the existing letters of credit remain outstanding and are still bound by the facility's covenants. We were in compliance with all covenants under our European LOC Facility as of September 30, 2014.
We had outstanding letters of credit drawn on the European LOC Facility of €7.5 million ($9.5 million) and €69.6 million ($95.4 million) as of September 30, 2014 and December 31, 2013, respectively.

6.	Supplemental Guarantor Financial Information

Our Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of our 100% owned domestic subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Flowserve Corporation (referred to as “Parent” for the purpose of this note only) on a Parent-only (Issuer) basis, the combined guarantor subsidiaries on a guarantor-only basis, the combined non-guarantor subsidiaries on a non-guarantor-only basis and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a condensed consolidated basis. Investments in subsidiaries have been accounted for using the equity method for this presentation.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$477,166	$823,193	$(96,347)	$1,204,012
Cost of sales	—	(312,258)	(566,611)	96,347	(782,522)
Gross profit	—	164,908	256,582	—	421,490
Selling, general and administrative expense	(455)	(114,640)	(115,777)	—	(230,872)
Net earnings from affiliates	—	267	1,558	—	1,825
Net earnings from consolidated subsidiaries, net of tax	135,270	100,336	—	(235,606)	—
Operating income	134,815	150,871	142,363	(235,606)	192,443
Interest expense, net	(8,887)	(2,736)	(3,107)	—	(14,730)
Other income (expense), net	22	(1,134)	6,724	—	5,612
Earnings before income taxes	125,950	147,001	145,980	(235,606)	183,325
Provision for income taxes	2,612	(11,731)	(43,606)	—	(52,725)
Net earnings, including noncontrolling interests	128,562	135,270	102,374	(235,606)	130,600
Less: Net earnings attributable to noncontrolling interests	—	—	(2,038)	—	(2,038)
Net earnings attributable to Flowserve Corporation	$128,562	$135,270	$100,336	$(235,606)	$128,562
Comprehensive income attributable to Flowserve Corporation	$32,952	$39,625	$23,573	$(63,198)	$32,952

	Three Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$483,039	$842,426	$(96,408)	$1,229,057
Cost of sales	—	(311,255)	(591,471)	96,408	(806,318)
Gross profit	—	171,784	250,955	—	422,739
Selling, general and administrative expense	(457)	(114,511)	(116,601)	—	(231,569)
Net earnings from affiliates	—	565	1,653	—	2,218
Net earnings from consolidated subsidiaries, net of tax	131,425	93,959	—	(225,384)	—
Operating income	130,968	151,797	136,007	(225,384)	193,388
Interest expense, net	(7,253)	(3,026)	(2,442)	—	(12,721)
Other (expense) income, net	—	(1,822)	3,555	—	1,733
Earnings before income taxes	123,715	146,949	137,120	(225,384)	182,400
Provision for income taxes	2,556	(15,524)	(42,902)	—	(55,870)
Net earnings, including noncontrolling interests	126,271	131,425	94,218	(225,384)	126,530
Less: Net earnings attributable to noncontrolling interests	—	—	(259)	—	(259)
Net earnings attributable to Flowserve Corporation	$126,271	$131,425	$93,959	$(225,384)	$126,271
Comprehensive income attributable to Flowserve Corporation	$164,861	$169,865	$129,539	$(299,404)	$164,861

	Nine Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,394,633	$2,357,079	$(255,186)	$3,496,526
Cost of sales	—	(900,114)	(1,622,681)	255,186	(2,267,609)
Gross profit	—	494,519	734,398	—	1,228,917
Selling, general and administrative expense	(1,351)	(285,189)	(398,737)	—	(685,277)
Net earnings from affiliates	—	630	6,812	—	7,442
Net earnings from consolidated subsidiaries, net of tax	379,764	245,540	—	(625,304)	—
Operating income	378,413	455,500	342,473	(625,304)	551,082
Interest expense, net	(26,945)	(8,183)	(8,940)	—	(44,068)
Other income (expense), net	24	(6,111)	4,958	—	(1,129)
Earnings before income taxes	351,492	441,206	338,491	(625,304)	505,885
Provision for income taxes	8,316	(61,442)	(88,407)	—	(141,533)
Net earnings, including noncontrolling interests	359,808	379,764	250,084	(625,304)	364,352
Less: Net earnings attributable to noncontrolling interests	—	—	(4,544)	—	(4,544)
Net earnings attributable to Flowserve Corporation	$359,808	$379,764	$245,540	$(625,304)	$359,808
Comprehensive income attributable to Flowserve Corporation	$279,101	$164,588	$182,396	$(346,984)	$279,101

	Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,423,260	$2,415,936	$(274,017)	$3,565,179
Cost of sales	—	(921,473)	(1,700,099)	274,017	(2,347,555)
Gross profit	—	501,787	715,837	—	1,217,624
Selling, general and administrative expense	(2,520)	(277,228)	(426,530)	—	(706,278)
Net earnings from affiliates	—	966	35,077	—	36,043
Net earnings from consolidated subsidiaries, net of tax	360,756	219,391	—	(580,147)	—
Operating income	358,236	444,916	324,384	(580,147)	547,389
Interest expense, net	(20,987)	(8,785)	(7,613)	—	(37,385)
Other expense, net	—	(5,203)	(3,476)	—	(8,679)
Earnings before income taxes	337,249	430,928	313,295	(580,147)	501,325
Provision for income taxes	7,200	(70,172)	(92,026)	—	(154,998)
Net earnings, including noncontrolling interests	344,449	360,756	221,269	(580,147)	346,327
Less: Net earnings attributable to noncontrolling interests	—	—	(1,878)	—	(1,878)
Net earnings attributable to Flowserve Corporation	$344,449	$360,756	$219,391	$(580,147)	$344,449
Comprehensive income attributable to Flowserve Corporation	$325,981	$341,344	$196,768	$(538,112)	$325,981

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$509	$—	$162,360	$—	$162,869
Accounts receivable, net	—	266,947	864,128	—	1,131,075
Intercompany receivables	6,270	132,139	223,215	(361,624)	—
Inventories, net	—	381,908	736,375	—	1,118,283
Other current assets, net	641	151,942	108,400	—	260,983
Total current assets	7,420	932,936	2,094,478	(361,624)	2,673,210
Property, plant and equipment, net	—	228,451	449,856	—	678,307
Goodwill	—	709,240	370,087	—	1,079,327
Intercompany receivables	432,500	271,945	64,114	(768,559)	—
Investment in consolidated subsidiaries	2,617,150	1,584,885	—	(4,202,035)	—
Other assets, net	13,159	202,854	146,917	—	362,930
Total assets	$3,070,229	$3,930,311	$3,125,452	$(5,332,218)	$4,793,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$127,460	$363,054	$—	$490,514
Intercompany payables	115	229,370	132,139	(361,624)	—
Accrued liabilities	10,358	251,017	497,424	—	758,799
Debt due within one year	40,000	—	14,122	—	54,122
Deferred taxes	—	—	11,170	—	11,170
Total current liabilities	50,473	607,847	1,017,909	(361,624)	1,314,605
Long-term debt due after one year	1,097,118	—	15,518	—	1,112,636
Intercompany payables	1,144	495,470	271,945	(768,559)	—
Retirement obligations and other liabilities	6,580	209,844	226,410	—	442,834
Total liabilities	1,155,315	1,313,161	1,531,782	(1,130,183)	2,870,075
Total Flowserve Corporation shareholders’ equity	1,914,914	2,617,150	1,584,885	(4,202,035)	1,914,914
Noncontrolling interests	—	—	8,785	—	8,785
Total equity	1,914,914	2,617,150	1,593,670	(4,202,035)	1,923,699
Total liabilities and equity	$3,070,229	$3,930,311	$3,125,452	$(5,332,218)	$4,793,774

	December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,086	$—	$334,718	$—	$363,804
Accounts receivable, net	—	263,594	891,733	—	1,155,327
Intercompany receivables	—	155,422	74,089	(229,511)	—
Inventories, net	—	371,172	689,498	—	1,060,670
Other current assets, net	1,879	144,551	121,151	—	267,581
Total current assets	30,965	934,739	2,111,189	(229,511)	2,847,382
Property, plant and equipment, net	—	220,072	496,217	—	716,289
Goodwill	—	715,722	391,829	—	1,107,551
Intercompany receivables	432,500	9,520	186,789	(628,809)	—
Investment in consolidated subsidiaries	2,579,701	1,850,998	—	(4,430,699)	—
Other assets, net	15,486	211,755	138,270	—	365,511
Total assets	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$163,254	$448,838	$—	$612,092
Intercompany payables	81	74,008	155,422	(229,511)	—
Accrued liabilities	12,874	293,012	555,124	—	861,010
Debt due within one year	40,000	5	32,673	—	72,678
Deferred taxes	—	—	12,319	—	12,319
Total current liabilities	52,955	530,279	1,204,376	(229,511)	1,558,099
Long-term debt due after one year	1,126,904	—	715	—	1,127,619
Intercompany payables	1,144	618,145	9,520	(628,809)	—
Retirement obligations and other liabilities	7,270	214,681	251,943	—	473,894
Total liabilities	1,188,273	1,363,105	1,466,554	(858,320)	3,159,612
Total Flowserve Corporation shareholders’ equity	1,870,379	2,579,701	1,850,998	(4,430,699)	1,870,379
Noncontrolling interests	—	—	6,742	—	6,742
Total equity	1,870,379	2,579,701	1,857,740	(4,430,699)	1,877,121
Total liabilities and equity	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$253,034	$276,330	$28,315	$(431,478)	$126,201
Cash flows — Investing activities:
Capital expenditures	—	(33,917)	(49,685)	—	(83,602)
Proceeds from sale of business, net of cash divested	—	—	46,805	—	46,805
Intercompany short-term financing, net	—	—	(156,072)	156,072	—
Intercompany loan proceeds	—	83	122,675	(122,758)	—
Intercompany loan payments	—	(1,864)	—	1,864	—
Proceeds from disposition of assets	—	146	1,467	—	1,613
Net cash flows used by investing activities	—	(35,552)	(34,810)	35,178	(35,184)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	6,486	2,004	—	8,490
Payments on long-term debt	(30,000)	—	—	—	(30,000)
Proceeds under other financing arrangements	—	—	14,388	—	14,388
Payments under other financing arrangements	—	(5)	(16,372)	—	(16,377)
Repurchases of common shares	(188,324)	—	—	—	(188,324)
Payments of dividends	(63,287)	—	—	—	(63,287)
Intercompany short-term financing, net	—	156,072	—	(156,072)	—
Intercompany loan proceeds	—	—	1,864	(1,864)	—
Intercompany loan payments	—	(122,675)	(83)	122,758	—
Intercompany dividends	—	(280,656)	(150,822)	431,478	—
All other financing, net	—	—	(2,499)	—	(2,499)
Net cash flows used by financing activities	(281,611)	(240,778)	(151,520)	396,300	(277,609)
Effect of exchange rate changes on cash	—	—	(14,343)	—	(14,343)
Net change in cash and cash equivalents	(28,577)	—	(172,358)	—	(200,935)
Cash and cash equivalents at beginning of period	29,086	—	334,718	—	363,804
Cash and cash equivalents at end of period	$509	$—	$162,360	$—	$162,869

	Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided (used) by operating activities	$245,150	$138,849	$(26,091)	$(249,020)	$108,888
Cash flows — Investing activities:
Capital expenditures	—	(27,827)	(66,875)	—	(94,702)
Payments for acquisition, net of cash acquired	—	—	(10,143)	—	(10,143)
Intercompany loan proceeds	—	911	56,333	(57,244)	—
Intercompany loan payments	—	(52)	(173,511)	173,563	—
Proceeds from disposition of assets	—	93	876	—	969
Affiliate investment activity, net	—	—	46,240	—	46,240
Net cash flows used by investing activities	—	(26,875)	(147,080)	116,319	(57,636)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,265	1,839	—	10,104
Payments on long-term debt	(15,000)	—	—	—	(15,000)
Short-term financing, net	196,000	—	—	—	196,000
Proceeds under other financing arrangements	—	—	9,844	—	9,844
Payments under other financing arrangements	—	(15)	(10,400)	—	(10,415)
Repurchases of common shares	(370,127)	—	—	—	(370,127)
Payments of dividends	(57,337)	—	—	—	(57,337)
Intercompany loan proceeds	—	173,511	52	(173,563)	—
Intercompany loan payments	—	(56,333)	(911)	57,244	—
Intercompany dividends	—	(237,402)	(11,618)	249,020	—
All other financing, net	91	—	(169)	—	(78)
Net cash flows used by financing activities	(246,373)	(111,974)	(11,363)	132,701	(237,009)
Effect of exchange rate changes on cash	—	—	(4,744)	—	(4,744)
Net change in cash and cash equivalents	(1,223)	—	(189,278)	—	(190,501)
Cash and cash equivalents at beginning of period	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of period	$1,386	$—	$112,365	$—	$113,751

7.	Fair Value
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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at September 30, 2014 was $805.0 million compared to the carrying value of $797.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2014 and December 31, 2013.

8.	Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2014	2013
Raw materials	$375,624	$356,899
Work in process	856,938	786,664
Finished goods	295,997	306,765
Less: Progress billings	(327,991)	(304,395)
Less: Excess and obsolete reserve	(82,285)	(85,263)
Inventories, net	$1,118,283	$1,060,670

9.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013
Net earnings of Flowserve Corporation	$128,562	$126,271
Dividends on restricted shares not expected to vest	3	3
Earnings attributable to common and participating shareholders	$128,565	$126,274
Weighted average shares:
Common stock	136,100	139,689
Participating securities	567	676
Denominator for basic earnings per common share	136,667	140,365
Effect of potentially dilutive securities	862	720
Denominator for diluted earnings per common share	137,529	141,085
Earnings per common share:
Basic	$0.94	$0.90
Diluted	0.93	0.90

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013
Net earnings of Flowserve Corporation	$359,808	$344,449
Dividends on restricted shares not expected to vest	9	10
Earnings attributable to common and participating shareholders	$359,817	$344,459
Weighted average shares:
Common stock	136,612	141,641
Participating securities	584	708
Denominator for basic earnings per common share	137,196	142,349
Effect of potentially dilutive securities	936	850
Denominator for diluted earnings per common share	138,132	143,199
Earnings per common share:
Basic	$2.62	$2.42
Diluted	2.60	2.41
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.

For the three and nine months ended both September 30, 2014 and 2013, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2014 and 2013 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2014	2013	2014	2013	2014	2013
Service cost	$5.7	$5.4	$1.7	$1.7	$—	$—
Interest cost	4.4	3.7	3.7	3.3	0.3	0.3
Expected return on plan assets	(5.5)	(4.8)	(2.7)	(2.4)	—	—
Amortization of prior service cost	0.2	—	0.1	0.1	—	—
Amortization of unrecognized net loss (gain)	2.1	3.8	1.7	1.7	(0.3)	(0.4)
Net periodic cost (benefit) recognized	$6.9	$8.1	$4.5	$4.4	$—	$(0.1)

Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2014 and 2013 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2014	2013	2014	2013	2014	2013
Service cost	$17.2	$17.6	$5.2	$5.1	$—	$—
Interest cost	13.1	11.3	11.1	10.1	0.9	0.8
Expected return on plan assets	(16.5)	(15.0)	(8.0)	(7.1)	—	—
Amortization of prior service cost	0.4	—	0.2	0.1	—	—
Amortization of unrecognized net loss (gain)	6.3	10.7	5.1	5.0	(0.9)	(1.0)
Net periodic cost (benefit) recognized	$20.5	$24.6	$13.6	$13.2	$—	$(0.2)

12.	Shareholders’ Equity
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
We repurchased 475,177 shares of our outstanding common stock for $35.3 million, and 1,115,276 shares for $63.8 million, during the three months ended September 30, 2014 and 2013, respectively. We repurchased 2,485,481 shares of our outstanding common stock for $188.3 million and 6,876,380 shares for $370.1 million, during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we have $196.0 million of remaining capacity under our current share repurchase program.

13.	Income Taxes
For the three months ended September 30, 2014, we earned $183.3 million before taxes and provided for income taxes of $52.7 million, resulting in an effective tax rate of 28.8%. For the nine months ended September 30, 2014, we earned $505.9 million before taxes and provided for income taxes of $141.5 million resulting in an effective tax rate of 28.0%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2014 primarily due to the net impact of foreign operations.
For the three months ended September 30, 2013, we earned $182.4 million before taxes and provided for income taxes of $55.9 million, resulting in an effective tax rate of 30.6%. For the nine months ended September 30, 2013, we earned $501.3 million before taxes and provided for income taxes of $155.0 million, resulting in an effective tax rate of 30.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2013 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2013 primarily due to the net impact of foreign operations, partially offset by taxes incurred on the exit of our equity investment in the AIL joint venture discussed in Note 2.
As of September 30, 2014, the amount of unrecognized tax benefits increased by $1.8 million from December 31, 2013. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2012, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, France, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $9.2 million within the next 12 months.

14.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$601,978	$216,622	$385,412	$1,204,012	$—	$1,204,012
Intersegment sales	18,886	14,824	1,545	35,255	(35,255)	—
Segment operating income	112,131	28,528	72,301	212,960	(20,517)	192,443

Three Months Ended September 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$634,402	$201,914	$392,741	$1,229,057	$—	$1,229,057
Intersegment sales	16,949	20,510	1,617	39,076	(39,076)	—
Segment operating income	114,004	25,234	76,700	215,938	(22,550)	193,388

Nine Months Ended September 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,684,196	$640,470	$1,171,860	$3,496,526	$—	$3,496,526
Intersegment sales	51,084	40,857	4,421	96,362	(96,362)	—
Segment operating income	295,225	83,403	234,560	613,188	(62,106)	551,082

Nine Months Ended September 30, 2013
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,765,783	$615,094	$1,184,302	$3,565,179	$—	$3,565,179
Intersegment sales	50,209	57,514	5,257	112,980	(112,980)	—
Segment operating income	296,794	77,070	236,736	610,600	(63,211)	547,389
15. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2014 and 2013:

	2014				2013
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)

Balance - July 1	$(79,220)	$(125,286)	$(711)	$(205,217)	$(128,169)	$(152,130)	$221	$(280,078)
Other comprehensive (loss) income before reclassifications	(100,195)	4,710	(2,804)	(98,289)	38,581	(3,824)	172	34,929
Amounts reclassified from AOCL	—	2,568	7	2,575	—	3,451	(20)	3,431
Net current-period other comprehensive (loss) income	(100,195)	7,278	(2,797)	(95,714)	38,581	(373)	152	38,360
Balance - September 30	$(179,415)	$(118,008)	$(3,508)	$(300,931)	$(89,588)	$(152,503)	$373	$(241,718)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.3 million at July 1, 2014 and 2013, $1.3 million and $1.1 million at September 30, 2014 and 2013, respectively.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2014(1)	2013(1)
Cash flow hedging activity
Interest rate swaps	Interest expense	$(15)	$32
	Tax benefit	8	(12)
	Net of tax	$(7)	$20

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(3,516)	$(5,108)
Prior service costs(2)		(169)	—
	Tax benefit	1,117	1,657
	Net of tax	$(2,568)	$(3,451)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.
The following table presents the changes in AOCL, net of tax, for the nine months ended September 30, 2014 and 2013:

	2014				2013
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(89,953)	$(129,528)	$(814)	$(220,295)	$(61,083)	$(161,757)	$(254)	$(223,094)
Other comprehensive (loss) income before reclassifications	(91,239)	3,816	(2,947)	(90,370)	(29,722)	(699)	373	(30,048)
Amounts reclassified from AOCL(2)	1,777	7,704	253	9,734	1,217	9,953	254	11,424
Net current-period other comprehensive (loss) income	(89,462)	11,520	(2,694)	(80,636)	(28,505)	9,254	627	(18,624)
Balance - September 30	$(179,415)	$(118,008)	$(3,508)	$(300,931)	$(89,588)	$(152,503)	$373	$(241,718)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.2 million at January 1, 2014 and 2013, $1.3 million and $1.1 million at September 30, 2014 and 2013, respectively.

(2)	Previously disclosed foreign currency translation items as $5.5 million in 2014. No incremental impact on our consolidated financial condition or results of operations.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2014(1)	2013(1)
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	Net earnings from affiliates	$—	$(1,217)
Release of cumulative translation adjustments due to sale of business(2)	Selling, general and administrative expense	(1,777)	—
	Tax benefit	—	—
	Net of tax	$(1,777)	$(1,217)

Cash flow hedging activity
Interest rate swaps	Interest expense	$(406)	$(406)
	Tax benefit	153	152
	Net of tax	$(253)	$(254)

Pension and other postretirement effects
Amortization of actuarial losses(3)		$(10,547)	$(14,709)
Prior service costs(3)		(508)	—
	Tax benefit	3,351	4,756
	Net of tax	$(7,704)	$(9,953)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.

(2)	Previously disclosed as $(5.5) million in 2014. No incremental impact on our consolidated financial condition or results of operations.
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.

At September 30, 2014, we expect to recognize loss of $2.7 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2014.
16. Realignment Program
In the fourth quarter of 2013, we initiated a realignment program to reduce and optimize certain non-strategic QRC and manufacturing facilities and our overall cost structure ("2013 Realignment Program"). See Note 20 to our consolidated financial statements included in our 2013 Annual Report for additional information on our 2013 Realignment Program. We expect total 2013 Realignment Program charges will be $15.8 million for approved plans, of which $12.5 million has been incurred through September 30, 2014. The restructuring reserve was $2.0 million and $6.3 million at September 30, 2014 and December 31, 2013, respectively. Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. The majority of remaining cash payments related to our 2013 Realignment Program will be incurred by the end of 2014.

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
During the first nine months of 2014, we experienced strengthening in our bookings in the oil and gas and general industries, partially offset by a decline in power.  From a geographical standpoint, we saw continued strength in North America and Europe, partially offset by decreased bookings in Asia Pacific.
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
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2014 and 2013
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
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
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2014	2013
Bookings	$1,274.8	$1,229.8
Sales	1,204.0	1,229.1

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013
Bookings	$3,851.4	$3,635.4
Sales	3,496.5	3,565.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2014 increased by $45.0 million, or 3.7%, as compared with the same period in 2013. The increase included negative currency effects of approximately $16 million. The increase for the three months ended September 30, 2014 was primarily driven by the oil and gas and general industries, partially offset by the power generation industry. The increase was more heavily weighted toward customer aftermarket bookings.

Bookings for the nine months ended September 30, 2014 increased by $216.0 million, or 5.9%, as compared with the same period in 2013. The increase included negative currency effects of approximately $42 million. The increase during the nine months ended September 30, 2014 was primarily driven by the oil and gas, chemical and general industries, partially offset by the power generation industry. The increase was more heavily weighted toward customer original equipment bookings.

Sales for the three months ended September 30, 2014 decreased by $25.1 million, or 2.0%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $16 million. The decrease was driven by customer original equipment sales, partially offset by increased aftermarket sales, and decreased sales into Europe and the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 70% of total sales for both the three months ended September 30, 2014 and 2013.

Sales for the nine months ended September 30, 2014 decreased by $68.7 million, or 1.9%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $26 million. The decrease was driven by customer original equipment sales, partially offset by increased aftermarket sales, and decreased sales into Europe and the Middle East, partially offset by increased sales into North America. Net sales to international customers, including export sales from the U.S., were approximately 68% and 70% of total sales for the nine months ended September 30, 2014 and 2013, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,822.3 million at September 30, 2014 increased by $265.4 million, or 10.4%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $95 million. Approximately 25% of the backlog at September 30, 2014 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Gross profit	$421.5	$422.7
Gross profit margin	35.0%	34.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Gross profit	$1,228.9	$1,217.6
Gross profit margin	35.1%	34.2%

Gross profit for the three months ended September 30, 2014 decreased by $1.2 million, or 0.3%, as compared with the same period in 2013. Gross profit margin for the three months ended September 30, 2014 of 35.0% increased from 34.4% for the same period in 2013. The increase in gross profit margin was primarily attributed to a mix shift to higher margin aftermarket sales, the effects of lower costs as a result of operational improvements and disciplined selectivity of customer bookings, as compared with the same period in 2013. As a result of the sales mix shift, aftermarket sales increased to approximately 41% of total sales, as compared with approximately 38% of total sales for the same period in 2013.

Gross profit for the nine months ended September 30, 2014 increased by $11.3 million, or 0.9%, as compared with the same period in 2013. Gross profit margin for the nine months ended September 30, 2014 of 35.1% increased from 34.2% for the same period in 2013. The increase in gross profit margin was primarily attributed to a mix shift to higher margin aftermarket sales, the effects of lower costs as a result of operational improvements and disciplined selectivity of customer bookings, as compared with the same period in 2013. As a result of the sales mix shift, aftermarket sales increased to approximately 42% of total sales, as compared with approximately 40% of total sales for the same period in 2013.
Selling, General and Administrative Expense ("SG&A")

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
SG&A	$230.9	$231.6
SG&A as a percentage of sales	19.2%	18.8%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
SG&A	$685.3	$706.3
SG&A as a percentage of sales	19.6%	19.8%

SG&A for the three months ended September 30, 2014 decreased by $0.7 million, or 0.3%, as compared with the same period in 2013. Currency effects yielded a decrease of approximately $2 million. SG&A as a percentage of sales for the three months ended September 30, 2014 increased 40 basis points as compared with the same period in 2013.

SG&A for the nine months ended September 30, 2014 decreased by $21.0 million, or 3.0%, as compared with the same period in 2013. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the nine months ended September 30, 2014 decreased 20 basis points as compared with the same period in 2013 due primarily to a $13.4 million gain from the sale of the Naval business in the first quarter of 2014.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2014	2013
Net earnings from affiliates	$1.8	$2.2

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013
Net earnings from affiliates	$7.4	$36.0

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended September 30, 2014 decreased $0.4 million, or 18.2%, as compared with the same period in 2013.

Net earnings from affiliates for the nine months ended September 30, 2014 decreased $28.6 million, or 79.4%, as compared with the same period in 2013. The decrease was primarily a result of the AIL transactions, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in the first quarter of 2013.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Operating income	$192.4	$193.4
Operating income as a percentage of sales	16.0%	15.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Operating income	$551.1	$547.4
Operating income as a percentage of sales	15.8%	15.4%

Operating income for the three months ended September 30, 2014 decreased by $1.0 million, or 0.5%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $3 million. The decrease was primarily a result of the $1.2 million decrease in gross profit, partially offset by the $0.7 million decrease in SG&A.

Operating income for the nine months ended September 30, 2014 increased by $3.7 million, or 0.7%, as compared with the same period in 2013. The increase included negative currency effects of approximately $6 million. The increase was primarily a result of the $11.3 million increase in gross profit and the $21.0 million decrease in SG&A, which included a $13.4 million pre-tax gain from the sale of the Naval business in the first quarter of 2014. These increases were partially offset by the $28.3 million in pre-tax gains in 2013 from the AIL transactions that did not recur in 2014.

Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2014	2013
Interest expense	$(15.1)	$(13.0)
Interest income	0.4	0.3

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013
Interest expense	$(45.3)	$(38.3)
Interest income	1.2	0.9

Interest expense for the three and nine months ended September 30, 2014 increased by $2.1 million and $7.0 million, respectively, as compared with the same periods in 2013. The increases were primarily attributable to interest expense associated with our senior notes issued in the fourth quarter of 2013. Approximately 12% of our Term Loan Facility was at fixed interest rates at September 30, 2014, after the effects of $40.0 million of notional interest rate swaps.

Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2014	2013
Other income, net	$5.6	$1.7

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013
Other expense, net	$(1.1)	$(8.7)

Other income, net for the three months ended September 30, 2014 increased $3.9 million as compared with the same period in 2013, due in part to a $2.2 million increase in gains arising from transactions in currencies other than our sites' functional currencies. This change is primarily due to the foreign currency exchange rate movements of the British pound in relation to the U.S. dollar during the three months ended September 30, 2014, as compared with the same period in 2013.

Other expense, net for the nine months ended September 30, 2014 decreased $7.6 million, as compared with the same period in 2013, due primarily to a $5.5 million decrease in losses on foreign exchange contracts and the $4.0 million loss due to the Venezuelan currency devaluation in 2013 that did not recur. The change is primarily due to the foreign currency exchange rate movements of the Japanese yen and Swedish krona in relation to the U.S. dollar during the nine months ended September 30, 2014, as compared with the same period in 2013.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Provision for income taxes	$52.7	$55.9
Effective tax rate	28.8%	30.6%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Provision for income taxes	$141.5	$155.0
Effective tax rate	28.0%	30.9%

Our effective tax rate of 28.8% for the three months ended September 30, 2014 decreased from 30.6% for the same period in 2013. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2014 primarily due to the net impact of foreign operations.

Our effective tax rate of 28.0% for the nine months ended September 30, 2014 decreased from 30.9% for the same period in 2013. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2014 primarily due to the net impact of foreign operations.

Other Comprehensive (Loss) Income

	Three Months Ended September 30,
(Amounts in millions)	2014	2013
Other comprehensive (loss) income	$(95.7)	$38.4

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013
Other comprehensive loss	$(80.6)	$(18.6)

Other comprehensive (loss) income for the three months ended September 30, 2014 decreased $134.1 million as compared with the same period in 2013. The decrease was primarily due to the weakening of the Euro versus the U.S. dollar during the three months ended September 30, 2014, as compared with the same period in 2013.

Other comprehensive loss for the nine months ended September 30, 2014 decreased $62.0 million as compared with the same period in 2013. The decrease was primarily due to the weakening of the Euro versus the U.S. dollar during the nine months ended September 30, 2014, as compared with the same period in 2013.

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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$684.9	$665.3
Sales	620.9	651.4
Gross profit	217.9	219.2
Gross profit margin	35.1%	33.7%
Segment operating income	112.1	114.0
Segment operating income as a percentage of sales	18.1%	17.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$2,023.0	$1,845.5
Sales	1,735.3	1,816.0
Gross profit	606.3	617.4
Gross profit margin	34.9%	34.0%
Segment operating income	295.2	296.8
Segment operating income as a percentage of sales	17.0%	16.3%

Bookings for the three months ended September 30, 2014 increased by $19.6 million, or 2.9%, as compared with the same period in 2013. The increase included negative currency effects of approximately $17 million. The increase in customer bookings was primarily driven by the oil and gas and general industries, partially offset by the power generation industry. Increased bookings of $60.9 million into North America and $22.4 million into Europe were partially offset by decreased bookings of $38.4 million into Asia Pacific and $18.8 million into the Middle East. The increase was driven by aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $0.2 million.
Bookings for the nine months ended September 30, 2014 increased by $177.5 million, or 9.6%, as compared with the same period in 2013. The increase included negative currency effects of approximately $59 million. The increase in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by the power generation and general industries. Increased bookings of $113.9 million into North America, $61.9 million into Europe, $22.5 million into the Middle East and $16.4 million into Latin America were partially offset by decreased bookings of $58.4 million into Asia Pacific. The increase was primarily driven by customer aftermarket bookings, and to a lesser extent, customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $10.3 million.
Sales for the three months ended September 30, 2014 decreased $30.5 million, or 4.7%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $17 million. The decrease was driven by customer original equipment sales, resulting from decreased sales of $19.3 million into the Middle East and $14.6 million into Europe, partially offset by increased sales of $6.1 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.9 million.
Sales for the nine months ended September 30, 2014 decreased $80.7 million, or 4.4%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $45 million. The decrease was driven by customer original equipment sales, resulting from decreased sales of $50.3 million into Europe, $31.1 million into the Middle East and $26.6 million into Latin America, partially offset by increased sales of $28.0 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $0.9 million.
Gross profit for the three months ended September 30, 2014 decreased by $1.3 million as compared with the same period in 2013. Gross profit margin for the three months ended September 30, 2014 of 35.1% increased from 33.7% for the same period in 2013. The increase in gross profit margin was primarily attributable to a sales mix shift to higher margin aftermarket sales, partially offset by the negative impact of decreased sales on the absorption of fixed manufacturing costs.
Gross profit for the nine months ended September 30, 2014 decreased by $11.1 million, or 1.8%, as compared with the same period in 2013. Gross profit margin for the nine months ended September 30, 2014 of 34.9% increased from 34.0% for the same period in 2013. The increase in gross profit margin was primarily attributable to a mix shift to higher margin aftermarket sales, disciplined selectivity of customer bookings and the effects of lower costs associated with operational execution improvements, partially offset by the negative impact of decreased sales on the absorption of fixed manufacturing costs.
Operating income for the three months ended September 30, 2014 decreased by $1.9 million, or 1.7%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $3 million. The decrease was due primarily to a $1.3 million decrease in gross profit.
Operating income for the nine months ended September 30, 2014 decreased by $1.6 million, or 0.5%, as compared with the same period in 2013. The decrease included negative currency effects of approximately $8 million. The decrease was due to a $11.1 million decrease in gross profit, substantially offset by a $8.9 million decrease in SG&A (including a decrease due to currency effects of approximately $6.7 million). The decrease in SG&A was due primarily to decreased selling-related expenses.
Backlog of $1,557.0 million at September 30, 2014 increased by $245.6 million, or 18.7%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $40 million. Backlog at September 30, 2014 and December 31, 2013 included $26.4 million and $21.6 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$230.4	$228.5
Sales	231.4	222.4
Gross profit	60.6	56.8
Gross profit margin	26.2%	25.5%
Segment operating income	28.5	25.2
Segment operating income as a percentage of sales	12.3%	11.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$707.2	$643.3
Sales	681.3	672.6
Gross profit	182.5	172.0
Gross profit margin	26.8%	25.6%
Segment operating income	83.4	77.1
Segment operating income as a percentage of sales	12.2%	11.5%

Bookings for the three months ended September 30, 2014 increased by $1.9 million, or 0.8%, as compared with the same period in 2013. The increase included negative currency effects of less than $1 million. The increase in customer bookings was primarily driven by the oil and gas and general industries, partially offset by the power generation industry. Increased bookings of $23.9 million into North America and $12.9 million into the Middle East were partially offset by a decrease of $15.9 million into Asia Pacific and $11.4 million into Europe. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $2.5 million.
Bookings for the nine months ended September 30, 2014 increased by $63.9 million, or 9.9%, as compared with the same period in 2013. The increase included currency benefits of approximately $5 million. Increased customer bookings in the oil and gas and general industries were partially offset by a decrease in the power generation industry. Bookings increased $49.2 million into North America, $18.5 million into Asia Pacific and $9.0 million into Europe. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $6.5 million.
Sales for the three months ended September 30, 2014 increased $9.0 million, or 4.0%, as compared with the same period in 2013. The increase included currency benefits of approximately $1 million. Increased customer sales of $7.0 million into North America, $5.9 million into Africa and $5.8 million into Asia Pacific were partially offset by decreased sales of $3.5 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $5.7 million.
Sales for the nine months ended September 30, 2014 increased $8.7 million, or 1.3%, as compared with the same period in 2013. The increase included currency benefits of approximately $8 million. Increased customer sales of $11.1 million into Asia Pacific, $8.5 million into Europe and $7.1 million into Latin America, were partially offset by decreased sales of $8.7 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $16.7 million.
Gross profit for the three months ended September 30, 2014 increased by $3.8 million, or 6.7%, as compared with the same period in 2013. Gross profit margin for the three months ended September 30, 2014 of 26.2% increased from 25.5% for the same period in 2013. The increase was primarily attributable to a sales mix shift to higher margin aftermarket sales, lower manufacturing costs resulting from our execution of operational improvements and disciplined selectivity of customer bookings, partially offset by a discrete, non-cash charge.
Gross profit for the nine months ended September 30, 2014 increased by $10.5 million, or 6.1%, as compared with the same period in 2013. Gross profit margin for the nine months ended September 30, 2014 of 26.8% increased from 25.6% for the same period in 2013. The increase was primarily attributable to a sales mix shift to higher margin aftermarket sales, lower manufacturing costs resulting from our execution of operational improvements and disciplined selectivity of customer bookings.

Operating income for the three months ended September 30, 2014 increased by $3.3 million, or 13.1%, as compared with the same period in 2013. The currency impact was consistent period over period. The increase was primarily due to the $3.8 million increase in gross profit.
Operating income for the nine months ended September 30, 2014 increased by $6.3 million, or 8.2%, as compared with the same period in 2013. The increase included currency benefits of approximately $1 million. The increase was primarily due to the $10.5 million increase in gross profit, partially offset by a $4.2 million increase in SG&A due in part to increased spending on research and development.
Backlog of $535.9 million at September 30, 2014 increased by $5.8 million, or 1.1%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $27 million. Backlog at September 30, 2014 and December 31, 2013 included $30.9 million and $30.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$392.0	$373.2
Sales	387.0	394.4
Gross profit	143.2	147.4
Gross profit margin	37.0%	37.4%
Segment operating income	72.3	76.7
Segment operating income as a percentage of sales	18.7%	19.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2014	2013
Bookings	$1,227.2	$1,250.8
Sales	1,176.3	1,189.6
Gross profit	440.4	428.4
Gross profit margin	37.4%	36.0%
Segment operating income	234.6	236.7
Segment operating income as a percentage of sales	19.9%	19.9%

Bookings for the three months ended September 30, 2014 increased $18.8 million, or 5.0%, as compared with the same period in 2013. The increase included currency benefits of approximately $1 million and the negative impact on the comparison of approximately 3% due to the sale of the Naval business in the first quarter of 2014. The increase in customer bookings was primarily driven by the oil and gas industry. Increased customer bookings $28.4 million into the Middle East, $10.5 million in North America and $8.3 million into Latin America were partially offset by a decrease of $14.6 million into Europe and $10.6 million into Africa. The increase was primarily driven by increased customer original equipment bookings.
Bookings for the nine months ended September 30, 2014 decreased $23.6 million, or 1.9%, as compared with the same period in 2013. The decrease included currency benefits of approximately $12 million. The decrease in customer bookings was primarily driven by the oil and gas and general industries. Decreased customer bookings of $28.0 million into Latin America, $21.3 million into Asia Pacific and $10.3 million into Africa were partially offset by an increase of $36.8 million into the Middle East and $7.1 million into Europe. The decrease was primarily driven by decreased customer original equipment bookings.
Sales for the three months ended September 30, 2014 decreased $7.4 million, or 1.9%, as compared with the same period in 2013. The currency impact was consistent period over period but the sale of the Naval business in the first quarter of 2014 resulted in a negative impact to the comparison of approximately 3% in the quarter. The decrease was primarily driven by decreased customer original equipment sales, partially offset by increased customer aftermarket sales. A sales decrease of $9.3 million into

Europe, primarily related to the Naval business, and $7.2 million into Asia Pacific were partially offset by an increase of $7.4 million into Latin America.
Sales for the nine months ended September 30, 2014 decreased $13.3 million, or 1.1%, as compared with the same period in 2013. The decrease included currency benefits of approximately $10 million and was primarily driven by decreased customer original equipment sales, partially offset by increased customer aftermarket sales. A sales decrease of $26.1 million into Europe and $14.5 million into Asia Pacific were partially offset by an increase of $17.8 million into Latin America and $8.1 million into North America.
Gross profit for the three months ended September 30, 2014 decreased $4.2 million, or 2.8%, as compared with the same period in 2013. Gross profit margin for the three months ended September 30, 2014 of 37.0% decreased from 37.4% for the same period in 2013. The decrease in gross profit margin was attributable to unfavorable product mix of shipments in the quarter.
Gross profit for the nine months ended September 30, 2014 increased by $12.0 million, or 2.8%, as compared with the same period in 2013. Gross profit margin for the nine months ended September 30, 2014 of 37.4% increased from 36.0% for the same period in 2013. The increase in gross profit margin was attributable to continued focus on low cost sourcing and cost control initiatives.
Operating income for the three months ended September 30, 2014 decreased by $4.4 million, or 5.7%, as compared with the same period in 2013. The decrease was primarily attributable to the $4.2 million decrease in gross profit.
Operating income for the nine months ended September 30, 2014 decreased by $2.1 million, or 0.9%, as compared with the same period in 2013. The decrease was primarily attributable to the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture in 2013, that did not recur, partially offset by the $12.0 million increase in gross profit and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014.
Backlog of $789.7 million at September 30, 2014 increased by $20.1 million, or 2.6%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $28 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013
Net cash flows provided by operating activities	$126.2	$108.9
Net cash flows used by investing activities	(35.2)	(57.6)
Net cash flows used by financing activities	(277.6)	(237.0)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2014 was $162.9 million, as compared with $363.8 million at December 31, 2013.
Our cash balance decreased by $200.9 million to $162.9 million as of September 30, 2014 as compared with December 31, 2013. The cash used during the first nine months of 2014 included $188.3 million of share repurchases, $83.6 million in capital expenditures, $63.3 million in dividend payments and $30.0 million of payments on long-term debt, partially offset by $126.2 million in cash provided by operating activities and $46.8 million in net proceeds from the sale of our Naval business.
For the nine months ended September 30, 2014, our cash provided by operating activities was $126.2 million, as compared with $108.9 million for the same period in 2013, as a result of higher net earnings and working capital changes. Working capital increased for the nine months ended September 30, 2014, due primarily to higher inventory of $113.8 million, lower accrued liabilities of $57.0 million and lower accounts payable of $88.4 million. Working capital increased for the nine months ended September 30, 2013, due primarily to higher inventory of $101.7 million, lower accrued liabilities of $61.1 million and lower accounts payable of $127.0 million.
Increases in accounts receivable used $27.1 million of cash flow for the nine months ended September 30, 2014 as compared with a source of $10.8 million for the same period in 2013. As of September 30, 2014, our days’ sales outstanding ("DSO") was 84 days as compared with 80 days as of September 30, 2013. We have experienced increased aging and slower collections of accounts receivable with certain customers in Latin America due to unfavorable economic conditions in the region. However, these accounts receivable have extended terms compared to our usual terms and are not disputed, and we have not historically had write-offs relating to these customers. For reference purposes based on 2014 sales, an improvement in our DSO of one day could provide approximately $16 million in cash flow.
Increases in inventory used $113.8 million of cash flow for the nine months ended September 30, 2014 as compared with $101.7 million for the same period in 2013. Inventory turns were 2.8 and 2.7 times for September 30, 2014 and 2013, respectively. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2014 data, an improvement of one-tenth of a turn could yield approximately $29 million in cash flow. Decreases in accounts payable used $88.4 million of cash flow for the nine months ended September 30, 2014 as compared with $127.0 million for the same period in 2013.
Cash flows used by investing activities during the nine months ended September 30, 2014 were $35.2 million as compared with $57.6 million for the same period in 2013. Capital expenditures during the nine months ended September 30, 2014 were $83.6 million, a decrease of $11.1 million as compared with the same period in 2013. Our capital expenditures are focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities. In 2014, total capital expenditures are expected to be between $150 million and $160 million, including our investment to further expand and consolidate our valve activities in China and before consideration of any acquisition activity. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds and in the first quarter of 2013 we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash.
Cash flows used by financing activities during the nine months ended September 30, 2014 were $277.6 million as compared with $237.0 million for the same period in 2013. Cash outflows during the nine months ended September 30, 2014 resulted primarily from the repurchase of $188.3 million of common shares, $63.3 million of dividend payments and $30.0 million in payments on long-term debt. Cash outflows for the same period in 2013 resulted primarily from the repurchase of $370.1 million of common shares and $57.3 million in dividend payments, partially offset by $196.0 million in net proceeds from short-term financing.
Approximately 3% of our Term Loan Facility is due to mature in the remainder of 2014 and approximately 13% in 2015. Our Senior Credit Facility matures in October 2018. After the effects of $40.0 million of notional interest rate swaps, approximately 12% of our Term Loan Facility was at fixed rates at September 30, 2014. As of September 30, 2014, we had available capacity of $925.2 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
During each of the nine months ended September 30, 2014 and 2013, we contributed $20.0 million to our U.S. pension plan. At December 31, 2013, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we do not anticipate making any additional contributions to our U.S. pension plan in 2014, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At September 30, 2014, $161.6 million of our total cash balance of $162.9 million was held by foreign subsidiaries, $101.5 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $101.5 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization, which included approximately $193 million of remaining capacity under the previous $1.0 billion share repurchase authorization. As of September 30, 2014, we have $196.0 million of remaining capacity under our current share repurchase program. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.

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
See Note 10 to our consolidated financial statements included in our 2013 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of covenants related to our European LOC and Senior Credit Facilities. We complied with all covenants through September 30, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2013 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2014, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At September 30, 2014, after the effect of interest rate swaps, we had $300.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.48%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $2.3 million for the nine months ended September 30, 2014. At September 30, 2014 and December 31, 2013, we had $40.0 million and $140.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(100.2) million and $38.6 million for the three months ended September 30, 2014 and 2013, respectively, and $(89.5) million and $(28.5) million for the nine months ended September 30, 2014 and 2013, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of September 30, 2014, we had a U.S. dollar equivalent of $793.2 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $610.7 million at December 31, 2013. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $5.6 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $(0.3) million and $(8.5) million for the nine months ended September 30, 2014 and 2013, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2014, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2014 would have impacted our net earnings by approximately $27 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the quarter ended September 30, 2014, we repurchased a total of 475,177 shares of our common stock for $35.3 million (representing an average cost of $74.19 per share). As of September 30, 2014, we have $196.0 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	169,713		$73.98	169,713	$218.7
August 1 - 31	163,114	(1)	74.12	161,222	206.7
September 1 - 30	144,242		74.57	144,242	196.0
Total	477,069		$74.21	475,177
__________________________________

(1)
Includes 1,892 shares purchased at a price of $72.92 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	October 23, 2014	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 23, 2014	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.2	Flowserve Corporation By-Laws, as amended and restated effective September 8, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2014).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.