Form 10-K
period 2014-12-31
FLOWSERVE CORP
filed 2015-02-17
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $7,918,000,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 11, 2015 was 134,714,114.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders scheduled to be held on May 21, 2015 is incorporated by reference into Part III hereof.

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
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2014 and 2013 consisted of:

	2014	2013
• oil and gas	43%	41%
• general industries(1)	22%	22%
• chemical	20%	20%
• power generation	12%	13%
• water management	3%	4%

(1)
General industries includes mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2014 and 2013 were as follows:

	2014	2013
• North America	36%	34%
• Europe	19%	21%
• Asia Pacific	21%	20%
• Middle East and Africa	13%	14%
• Latin America	11%	11%
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
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
Our operations leadership reports to our Chief Operating Officer, and the segments share leadership for operational support functions such as R&D, marketing and supply chain. We believe this leadership structure positions the Company to leverage operational excellence, cost reduction initiatives and internal synergies across our entire operating platform to drive further growth and increase shareholders' value.
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
We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket parts and services business, as customers are increasingly using third-party aftermarket parts and service providers to reduce their fixed costs and improve profitability. To date, the aftermarket business has provided us with a steady source of revenues and cash flows at higher margins than are typically realized with original equipment sales. Aftermarket sales represented approximately 42% and 40% of total sales in 2014 and 2013, respectively. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and expand the aftermarket business created from our installed base.
Customer Relationship
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
We believe there are attractive opportunities in international markets, particularly in Africa, China, India, Latin America and the Middle East, and we intend to continue to utilize our global presence and strategically invest to further penetrate these markets. In the aftermarket services business, we seek to strategically add QRC sites in order to provide rapid response, fast delivery and field repair on a global scale for our customers.
We believe that our future success will be supported by investments made to establish indigenous operations to effectively serve the local market while taking advantage of low-cost manufacturing, competent engineering and strategic sourcing where practical. We believe that this positions us well to support our global customers from project conception through commissioning and throughout the life of their operations. For example, we constructed a new pump manufacturing site in China that became operational in 2014 and we are in the process of constructing a new valve manufacturing site in China that will be operational in 2015.
We continue to develop and increase our manufacturing, engineering and sourcing functions in lower-cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value-add from our supply base of materials and components and satisfy local content requirements. In 2014, these lower-cost regions supplied our business segments with direct materials ranging from 21% to 37% of business segment spending.

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
We seek to increase our operational efficiency through our Continuous Improvement Process ("CIP") initiative, which utilizes tools such as value analysis, value engineering, six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted CIP training tailored to maximize the impact on our business. To date, we have approximately 2,100 active employees that are CIP-trained or certified as "Green Belts," "Black Belts" or "Master Black Belts," and are deployed on CIP projects throughout our operations and supporting functions of the business. As a result of the CIP initiative, we have developed and implemented processes at various sites to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, optimize working capital levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.
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
Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, project management, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2014 and current forecasts for 2015, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
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
New Product Development
We spent $40.9 million, $37.8 million and $38.9 million during 2014, 2013 and 2012, respectively, on company-sponsored R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe our R&D expenditures are adequate to sustain our ongoing and necessary future product development. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the "Business Segments" heading below.
Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management and general industries. We do not believe that we have sales to any individual customer that represent 10% or more of consolidated 2014 revenues. Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.
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
Intellectual Property
We own a number of trademarks and patents relating to the names and designs of our products. We consider our trademarks and patents to be valuable assets of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly valuable. Accordingly, we take proactive measures to protect such proprietary information. We generally own the rights to the products that we manufacture and sell and are unencumbered by licensing or franchise agreements. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our existing patents generally expire 10 to 20 years from the dates they were filed, which has occurred at various times in the past. We do not believe that the expiration of any individual patent will have a material adverse impact on our business, financial condition or results of operations.
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

Employees and Labor Relations
We have approximately 18,000 employees globally as of December 31, 2014. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, South Africa, Sweden and the United Kingdom (U.K.) We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2014 revenues.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $338.5 million in 2014, $355.7 million in 2013 and $304.5 million in 2012.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 17 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2014, 2013 and 2012.
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
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to meet the critical operating demands of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 32 plants worldwide, nine of which are located in Europe, 11 in North America, seven in Asia Pacific and five in Latin America.
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
EPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD products and globally recognized brands:
EPD Product Types

Between Bearings Pumps	Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Multiphase	• Gas Barrier Seals
• Reciprocating	• Dry-Running Seals
• Screw

Specialty Products
• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydroturbine
• Cryogenic Pumps	• Energy Recovery Devices
• Cryogenic Liquid Expander	• CVP Concrete Volute Pumps
• Hydraulic Decoking Systems	• Wireless Transmitters
• API Slurry Pumps

EPD Brand Names

• BW Seals	• Niigata Worthington
• Byron Jackson	• QRC™
• Calder Energy Recovery Devices	• Pacific
• Cameron	• Pacific Weitz
• Durametallic	• Pac-Seal
• FEDD Wireless	• ReadySeal
• Five Star Seal	• United Centrifugal
• Flowserve	• Western Land Roller
• GASPAC™	• Wilson-Snyder
• Interseal	• Worthington
• Lawrence	• Worthington-Simpson
• LifeCycle Advantage

EPD Services
We provide engineered aftermarket services through our global network of 126 QRCs, some of which are co-located in manufacturing facilities, in 44 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
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
In 2014, EPD continued to advance our Technology Advantage platform through the Integrated Solutions Organization ("ISO"). This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end-user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence. Additionally, we have been exploring the "additive manufacturing" opportunities in our products and auxiliary systems.

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
EPD Backlog
EPD’s backlog of orders as of December 31, 2014 was $1,492.5 million (including $25.6 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1,311.4 million (including $21.6 million of interdivision backlog) as of December 31, 2013. We expect to ship 81% of December 31, 2014 backlog during 2015.
INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, distribute and service pre-configured engineered pumps and pump systems, including submersible motors, for industrial markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water management, power generation and general industries. Our products are currently manufactured in 13 manufacturing facilities, four of which are located in the U.S. and six in Europe. IPD operates 17 QRCs worldwide, including nine sites in Europe, four in the U.S., three in Asia Pacific and one in Latin America. Additionally, in the first quarter of 2015 we acquired SIHI Group B.V., a leader in fluid and vacuum pump technologies, which strengthens our offering to the chemical process industry.
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
IPD Backlog
IPD’s backlog of orders as of December 31, 2014 was $491.4 million (including $25.4 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $530.1 million (including $30.0 million of interdivision backlog) as of December 31, 2013. We expect to ship 85% of December 31, 2014 backlog during 2015.
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
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 26 principal manufacturing facilities, five of which are located in the U.S., 13 of which are located in Europe and seven of which are located in Asia Pacific. FCD operates 32 QRCs worldwide.
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

The following is a summary list of our generally available valve and automation products and globally recognized brands:
FCD Product Types

• Valve Automation Systems	• Digital Positioners
• Control Valves	• Pneumatic Positioners
• Ball Valves	• Intelligent Positioners
• Gate Valves	• Electric/Electronic Actuators
• Globe Valves	• Pneumatic Actuators
• Check Valves	• Hydraulic Actuators
• Butterfly Valves	• Diaphragm Actuators
• Lined Plug Valves	• Direct Gas and Gas-over-Oil Actuators
• Lined Ball Valves	• Limit Switches
• Lubricated Plug Valves	• Steam Traps
• Non-Lubricated Plug Valves	• Condensate and Energy Recovery Systems
• Integrated Valve Controllers	• Boiler Controls
• Diagnostic Software	• Digital Communications
• Electro Pneumatic Positioners	• Valve and Automation Repair Services
FCD Brand Names

• Accord	• NAF
• Anchor/Darling	• Noble Alloy
• Argus	• Norbro
• Atomac	• Nordstrom
• Automax	• PMV
• Durco	• Serck Audco
• Edward	• Schmidt Armaturen
• Flowserve	• Valbart
• Gestra	• Valtek
• Kammer	• Vogt
• Limitorque	• Worcester Controls
• McCANNA/MARPAC

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
FCD Backlog
FCD’s backlog of orders as of December 31, 2014 was $774.8 million, compared with $769.6 million as of December 31, 2013. We expect to ship 87% of December 31, 2014 backlog during 2015.
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
Volatility in commodity prices, effects from credit and capital market conditions and global economic growth forecasts could prompt customers to delay or cancel existing orders, which could adversely affect the viability of our backlog and could impede our ability to realize revenues on our backlog.
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
At December 31, 2014, backlog was $2.7 billion. In 2015, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•difficulty of enforcing agreements and collecting receivables through some foreign legal systems;
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
Some of the risks outlined above are particularly prevalent in Venezuela. The operating environment in Venezuela is challenging, with high inflation, increased risk of political instability and increased government restrictions. As a result of these factors, we have experienced delays in payments from the national oil company in Venezuela, our primary Venezuelan customer, though these amounts are not disputed and we have not historically had write-offs relating to this customer. Going forward, additional government actions, political and labor unrest, or other economic headwinds could have further adverse impacts on our business in Venezuela.
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

The Company has uncovered actions involving an employee based in an overseas subsidiary that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act. The Company has terminated the employee, is in the process of completing an internal investigation, and has self-reported the potential violation to the United States Department of Justice and the United States Securities and Exchange Commission. While the Company does not currently believe that this matter will have a material adverse impact on its business, financial condition, results of operations or cash flows, there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

As of December 31, 2014, we had approximately 18,000 employees, of which approximately 5,800 were located in the U.S. Approximately 4.9% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, South Africa, Sweden and the U.K. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
Our ability to implement our business strategy and serve our customers is dependent upon the continuing ability to employ talented professionals and attract, train, develop and retain a skilled workforce. We are subject to the risk that we will not be able to effectively replace the knowledge and expertise of an aging workforce as workers retire. Without a properly skilled and experienced workforce, our costs, including productivity costs and costs to replace employees may increase, and this could negatively impact our earnings.
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
We maintain defined benefit pension plans that are required to be funded in the U.S., India, Mexico, The Netherlands and the U.K., and defined benefit plans that are not required to be funded in Austria, France, Germany, Japan and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. This impact may be particularly prevalent where we maintain significant concentrations of specified investments, such as the U.K. equity and fixed income securities in our non-U.S. defined benefit plans. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $242 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2014 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Square Footage
EPD
U.S.	4	725,000
Non-U.S.	15	2,667,000
IPD
U.S.	4	593,000
Non-U.S.	6	1,529,000
FCD
U.S.	5	1,027,000
Non-U.S.	12	1,764,000

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
Market Information and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 11, 2015, our records showed 1,525 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2014	2013
First Quarter	$82.24/$69.35	$56.51/$49.99
Second Quarter	79.98/71.18	57.76/50.00
Third Quarter	78.48/70.23	63.70/53.96
Fourth Quarter	71.06/53.93	78.89/55.98

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2014 and 2013:

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 17, 2014	December 26, 2014	January 9, 2015	$0.16
August 19, 2014	September 26, 2014	October 10, 2104	0.16
May 22, 2014	June 27, 2014	July 11, 2104	0.16
February 18, 2014	March 28, 2014	April 11, 2014	0.16

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 21, 2013	December 27, 2013	January 10, 2014	$0.14
August 15, 2013	September 27, 2013	October 11, 2013	0.14
May 23, 2013	July 2, 2013	July 12, 2013	0.14
February 21, 2013	March 28, 2013	April 12, 2013	0.14
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
During the quarter ended December 31, 2014, we repurchased a total of 935,175 shares of our common stock for $58.2 million (representing $62.21 per share) under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	223,420	(1)	$66.09	220,500	$181.4
November 1 - 30	191,745	(2)	66.85	189,600	495.3	(3)
December 1 - 31	525,075		58.91	525,075	464.4
Total	940,240		$62.24	935,175

_______________________________________

(1)	Includes 2,920 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $67.45.

(2)
Includes 2,047 shares of common stock purchased at a price of $67.41 per share by a rabbi trust that we maintain for non-employee directors who elect to defer their quarterly compensation for payment at a later date in the form of common stock. Also, includes a total of 98 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $67.72.

(3)	Effective November 13, 2014, our Board of Directors increased our authorized share repurchase capacity to $500 million.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2009, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base Period	December 31,
Company/Index	2009	2010	2011	2012	2013	2014
Flowserve Corporation	$100.00	$127.53	$107.63	$160.94	$261.67	$200.41
S&P 500 Index	100.00	115.06	117.48	136.26	180.38	205.05
S&P 500 Industrial Machinery	100.00	135.94	123.32	157.21	229.23	240.80

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013(a)	2012	2011(b)	2010(c)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$4,877,885	$4,954,619	$4,751,339	$4,510,201	$4,032,036
Gross profit	1,714,617	1,688,095	1,580,951	1,513,646	1,409,693
Selling, general and administrative expense	(936,900)	(966,829)	(922,125)	(914,080)	(844,990)
Operating income	789,832	760,283	675,778	618,677	581,352
Interest expense	(60,322)	(54,413)	(43,520)	(36,181)	(34,301)
Provision for income taxes	(208,305)	(204,701)	(160,766)	(158,524)	(141,596)
Net earnings attributable to Flowserve Corporation	518,824	485,530	448,339	428,582	388,290
Net earnings per share of Flowserve Corporation common shareholders (diluted)(d)	3.76	3.41	2.84	2.55	2.29
Cash flows from operating activities	570,962	487,759	517,130	218,213	355,775
Cash dividends declared per share	0.64	0.56	0.48	0.43	0.39
FINANCIAL CONDITION
Working capital	$1,322,288	$1,289,283	$1,149,591	$1,158,033	$1,067,369
Total assets	4,968,020	5,036,733	4,810,958	4,622,614	4,459,910
Total debt	1,154,922	1,200,297	928,594	505,216	527,711
Retirement obligations and other liabilities	452,511	473,894	456,742	422,470	414,272
Total equity	1,941,843	1,877,121	1,894,475	2,278,230	2,113,033
FINANCIAL RATIOS
Return on average net assets(e)	18.1%	17.1%	16.5%	16.9%	17.7%
Net debt to net capital ratio(f)	26.6%	30.8%	24.8%	6.9%	-1.4%

_______________________________________

(a)	Results of operations in 2013 include costs of $10.7 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $7.6 million.

(b)	Results of operations in 2011 include costs of $11.9 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $8.8 million.

(c)	Results of operations in 2010 include costs of $18.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $13.4 million.

(d)	Retrospectively adjusted for a three-for-one stock split discussed in Note 15 to our consolidated financial statements included in Item 8 of this Annual Report.

(e)
Calculated as adjusted net income divided by adjusted net assets, where adjusted net income is the sum of earnings before income taxes plus interest expense multiplied by one minus our effective tax rate and adjusted net assets is the average of beginning of year and end of year net assets, excluding cash and cash equivalents and debt due in one year.

(f)
Calculated as total debt minus cash and cash equivalents divided by the sum of total debt and shareholders' equity minus cash and cash equivalents. Cash and cash equivalents exceeded total debt by $29.9 million at December 31, 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 171 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. For example, our segment leadership reports to our Chief Operating Officer ("COO") and the segments share leadership for operational support functions, such as research and development, marketing and supply chain.
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
We experienced improved bookings in 2014 as the chemical, oil and gas, power and general industries saw increased activity despite an environment of continued global macroeconomic uncertainty. The growth in the oil and gas industry was driven by investment in North America and the Middle East. The growth in the chemical industry was driven largely by North America producers investing to utilize natural gas as a low-cost feedstock. We experienced a modest increase in bookings into Europe, as economic conditions in the region remained stable. In the power generation industry, we experienced a stable level of investment during 2014 due to low levels of economic growth and continued uncertainty related to environmental regulations.
In 2014, continued favorable conditions in our aftermarket business were driven by our customers' need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities through our integrated solutions offerings. Our pursuit of major capital projects globally and our investments in localized customer service remain key components of our long-term growth strategy, and also provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers' operations through our QRC network has enabled us to grow our market share in the aftermarket portion of our business.
We believe that with our customer relationships, global presence and highly-regarded technical capabilities, we will continue to have opportunities in our core industries; however, our customers' oil and gas capital investment is expected to decline in 2015 due to the significant decline in oil prices, which began in the fourth quarter of 2014. Additionally, we face ongoing challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks. For example, strengthening of the U.S. dollar during 2014 had a significant impact on our results of operations.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2015" section included below in this MD&A.
Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water management, and a number of other industries that are collectively referred to as "general industries."
Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for oil and gas, chemicals, power generation and water management, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process.
Sales to EPC firms and original equipment manufacturers are typically for large project orders and critical applications, as are certain sales to distributors. Project orders are typically procured for customers either directly from us or indirectly through contractors for new construction projects or facility enhancement projects.
The quick turnaround business, which we also refer to as "short-cycle," is defined as orders that are received from the customer (booked) and shipped generally within six months of receipt. These orders are typically for more standardized, general purpose products, parts or services. Each of our three business segments generate certain levels of this type of business.
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
Oil and Gas
The oil and gas industry represented approximately 43% and 41% of our bookings in both 2014 and 2013, respectively. Capital spending in the oil and gas industry increased in 2014 compared to the previous year due to the need to continue building infrastructure to bring capacity on line to meet future demand expectations. The majority of investment by the major oil companies continued to focus on upstream production activities; however, there were improved levels of spending in both mid-stream pipeline and downstream refining operations, particularly in the developing markets. Aftermarket opportunities in this industry improved in 2014 as refinery maintenance activity increased in our North American markets.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. We believe increased crude oil supply resulted in the significant decline in the price of oil beginning in the fourth quarter of 2014. We believe the lower oil prices will negatively impact oil and gas upstream investment most acutely and impact mid-stream and downstream investment to a lesser extent. In addition, a reduction in the overall level of spending by oil and gas companies could decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid based on current supply, projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this challenging environment.
Chemical
The chemical industry, which represented approximately 20% of our bookings in 2014 and 2013, experienced an increased level of capital spending in 2014 with the expansion of existing facilities and the approval of new projects around the world. North America experienced a revival, where shale gas has changed the economics of production allowing for a lower cost abundant feedstock to drive high value chemical projects. The Middle East and Asia have seen growth in chemical projects as countries in those regions try to access the higher margins available downstream in the petrochemical markets. The aftermarket opportunities improved for the majority of the year with indications that the improvements will continue into 2015.
Despite a solid year, the outlook for the chemical industry remains heavily dependent on global economic conditions. If global economies stabilize and unemployment conditions improve, a rise in consumer spending should follow. An increase in spending would drive greater demand for chemical-based products supporting improved levels of capital investment. We believe the chemical industry in the near-term will continue to invest in North America capacity additions, maintenance and upgrades for optimization of existing assets and that developing regions will continue investing in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well-positioned to serve the potential growth opportunities in this industry.
Power Generation
The power generation industry represented approximately 12% and 13% of our bookings in 2014 and 2013, respectively. In 2014, the power generation industry continued to experience some softness in capital spending in the mature regions driven by the uncertainty related to environmental regulations, as well as potential regulatory impacts to the overall civilian nuclear market. In the developing regions, capital investment remained in place driven by increased demand forecasts for electricity in countries such as China and India. Global concerns about the environment continue to support an increase in desired future capacity from renewable energy sources. The majority of the active and planned construction throughout 2014 continued to utilize designs based on fossil fuels. Natural gas increased its percentage of utilization driven by market prices for gas remaining low and relatively stable. With the potential of unconventional sources of gas, such as shale gas, the power generation industry is forecasting an increased use of this form of fuel for power generation plants.
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
Water Management
The water management industry represented approximately 3% and 4% our bookings in both 2014 and 2013, respectively. Water management industry activity level experienced some softness in 2014 despite worldwide demand for fresh water and water treatment continuing to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments.
General Industries
General industries represented, in the aggregate, approximately 22% of our bookings in both 2014 and 2013. General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2014 and 2013. General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve.
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
Effective December 10, 2013, we acquired for inclusion in IPD, Innovative Mag-Drive, LLC ("Innomag"), a privately-owned, United States ("U.S.") based company specializing in advanced sealless magnetic drive centrifugal pumps in the chemical and general industries. Effective March 28, 2013, we and our joint venture partner agreed to exit our joint venture, Audco India, Limited (“AIL”), which manufactures integrated industrial valves in India. To effect the exit, in two separate transactions, we acquired 100% ownership of AIL's plug valve manufacturing business in an asset purchase and sold our 50% equity interest in AIL to the joint venture partner. The results of operations of Innomag and AIL have been consolidated since the applicable acquisition dates. No pro forma information has been provided for these acquisitions due to immateriality.
Effective March 31, 2014, we sold our FCD Naval OY ("Naval") business to a Finnish valve manufacturer. The sale included Naval's manufacturing facility located in Laitila, Finland and a service and support center located in St. Petersburg, Russia.
Note 2 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" ("Item 8") of this Annual Report discusses the details of the disposition, acquisitions and the exit of the joint venture.
In the fourth quarter of 2013, we initiated a realignment program that is discussed in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report. We currently expect total realignment program charges to be $15.8 million for approved plans, of which $1.6 million was incurred in 2014 and $10.7 million in 2013.
The following discussion should be read in conjunction with the “Outlook for 2015” section included in this MD&A.
Bookings and Backlog

	2014	2013	2012
	(Amounts in millions)
Bookings	$5,161.0	$4,881.4	$4,713.5
Backlog (at period end)	2,704.2	2,556.9	2,648.9

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from bookings. Bookings in 2014 increased by $279.6 million, or 5.7%, as compared with 2013. The increase included negative currency effects of approximately $113 million. The increase was driven by the oil and gas, chemical and general industries, partially offset by the water management industry. The increase was more heavily weighted toward customer original equipment bookings.
Bookings in 2013 increased by $167.9 million, or 3.6%, as compared with 2012. The increase included negative currency effects of approximately $30 million. The increase was primarily driven by the oil and gas, chemical and general industries. The increase was more heavily weighted toward original equipment bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.7 billion at December 31, 2014 increased by $147.3 million, or 5.8%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $154 million (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 25% and 24% of the backlog at December 31, 2014 and 2013, respectively. Backlog of $2.6 billion at December 31, 2013 decreased by $92.0 million, or 3.5%, as compared with December 31, 2012. Currency effects provided an decrease of approximately $8 million.
Sales

	2014	2013	2012
	(Amounts in millions)
Sales	$4,877.9	$4,954.6	$4,751.3

Sales in 2014 decreased by $76.7 million, or 1.5%, as compared with 2013. The decrease included negative currency effects of approximately $112 million. The decrease was due to decreased customer original equipment sales, partially offset by increased aftermarket sales, and was driven by decreased sales into Europe, the Middle East and Asia Pacific, partially offset by increased sales into North America. The sale of the Naval business in the first quarter of 2014 also resulted in a negative impact to the 2013 comparison.
Sales in 2013 increased by $203.3 million, or 4.3%, as compared with 2012. The increase included negative currency effects of approximately $33 million. The increase was primarily due to customer original equipment sales and was driven by increased sales into North America, Asia Pacific, Latin America and Africa, and was partially offset by decreased sales into the Middle East.
Sales to international customers, including export sales from the U.S., were approximately 68% of total sales in 2014 and 71% in both 2013 and 2012. Sales to Europe, the Middle East and Africa ("EMA") were approximately 32%, 35% and 37% of total sales in 2014, 2013 and 2012, respectively. Sales to Asia Pacific were approximately 20% of total sales in 2014, 2013 and 2012. Sales to Latin America were approximately 11% of total sales in both 2014 and 2013 and 10% in 2012.
Gross Profit and Gross Profit Margin

	2014	2013	2012
	(Amounts in millions, except percentages)
Gross profit	$1,714.6	$1,688.1	$1,581.0
Gross profit margin	35.2%	34.1%	33.3%

Gross profit in 2014 increased by $26.5 million, or 1.6%, as compared with 2013. Gross profit margin in 2014 of 35.2% increased from 34.1% in 2013. The increase in gross profit margin was primarily attributed to a mix shift to higher margin aftermarket sales, the effects of lower costs as a result of operational improvements and disciplined selectivity of customer bookings, as compared with the same period in 2013. Aftermarket sales increased to approximately 42% of total sales, as compared with approximately 40% of total sales for the same period in 2013.
Gross profit in 2013 increased by $107.1 million, or 6.8%, as compared with 2012. Gross profit margin in 2013 of 34.1% increased from 33.3% in 2012. The increase in gross profit margin was primarily attributed to our execution of operational improvements and disciplined selectivity of customer bookings. Aftermarket sales decreased to approximately 40% of total sales, as compared with approximately 41% of total sales for the same period in 2012.

Selling, General and Administrative Expense ("SG&A")

	2014	2013	2012
	(Amounts in millions, except percentages)
SG&A	$936.9	$966.8	$922.1
SG&A as a percentage of sales	19.2%	19.5%	19.4%

SG&A in 2014 decreased by $29.9 million, or 3.1%, as compared with 2013. Currency effects yielded a decrease of approximately $15 million. The decrease was primarily attributable to the 2014 gains noted below and decreased selling-related expenses. SG&A as a percentage of sales in 2014 decreased 30 basis points as compared with the same period in 2013 due primarily to a $13.4 million gain from the sale of the Naval business in the first quarter of 2014 and a gain from certain legal matters in the fourth quarter of 2014.
SG&A in 2013 increased by $44.7 million, or 4.8%, as compared with 2012. Currency effects yielded a decrease of approximately $5 million. The increase was primarily attributable to the 2012 gains noted below that did not recur in 2013, increased selling-related expenses to support higher sales, and to a lesser extent, charges associated with the 2013 realignment program. SG&A as a percentage of sales for 2013 increased 10 basis points as compared with the same period in 2012. A $10.4 million gain from the sale of our manufacturing facility in Brazil and a gain from certain legal matters, both in 2012, and neither of which recurred in 2013, were substantially offset by the favorable impact of improved SG&A leverage and continued focus on cost containment in 2013.
Net Earnings from Affiliates

	2014	2013	2012
	(Amounts in millions)
Net earnings from affiliates	$12.1	$39.0	$17.0

Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of Japan, Saudi Arabia, South Korea, the United Arab Emirates, and India and two in China) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2014 decreased by $26.9 million primarily as a result of the AIL transactions, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in 2013. Net earnings from affiliates in 2013 increased by $22.0 million as compared with 2012, primarily as a result of the gains from the AIL transactions.
Operating Income

	2014	2013	2012
	(Amounts in millions, except percentages)
Operating income	$789.8	$760.3	$675.8
Operating income as a percentage of sales	16.2%	15.3%	14.2%
Operating income in 2014 increased by $29.5 million, or 3.9%, as compared with 2013. The increase included negative currency effects of approximately $23 million. The increase was primarily a result of the $26.5 million increase in gross profit and the $29.9 million decrease in SG&A discussed above, partially offset by the $28.3 million in pre-tax gains in 2013 from the AIL transactions that did not recur in 2014. The improvement in operating income as a percentage of sales was primarily due to the factors above.
Operating income in 2013 increased by $84.5 million, or 12.5%, as compared with 2012. The increase included negative currency effects of approximately $12 million. The increase was primarily a result of the $107.1 million increase in gross profit and $28.3 million in gains from the AIL transactions, partially offset by the $44.7 million increase in SG&A discussed above. The improvement in operating income as a percentage of sales was also due to the improvement in gross profit margin.

Interest Expense and Interest Income

	2014	2013	2012
	(Amounts in millions)
Interest expense	$(60.3)	$(54.4)	$(43.5)
Interest income	1.7	1.4	1.0
Interest expense in 2014 increased by $5.9 million as compared with 2013. The increase was attributable to interest expense associated with the senior notes issued in the the fourth quarter of 2013. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for definition and discussion of our various credit resources. Interest expense in 2013 increased by $10.9 million as compared with 2012 primarily attributable to interest expense associated with the senior notes issued in the third quarter of 2012 and the fourth quarter of 2013 and our increased short-term borrowings as compared to 2013. At December 31, 2014, approximately 72% of our total debt was at fixed rates, after the effects of $40.0 million of notional interest rate swaps.
Interest income in 2014 increased by $0.3 million as compared with 2013. The increase was primarily attributable to higher average cash balances in 2014 as compared with 2013. Interest income in 2013 increased by $0.4 million compared to 2012. The increase was primarily attributable to higher average cash balances in 2013 as compared with 2012.
Other Income (Expense), net

	2014	2013	2012
	(Amounts in millions)
Other income (expense), net	$2.0	$(14.3)	$(21.6)

Other income, net increased $16.3 million from a loss of $14.3 million in 2013 to a gain of $2.0 million in 2014. The increase was primarily due to a $12.8 million increase in gains from foreign exchange contracts and a $2.7 million decrease in losses arising from transactions in currencies other than our sites’ functional currencies. The change is primarily due to the foreign currency exchange rate movements of the Mexican peso, Japanese yen and Euro in relation to the U.S. dollar.

Other expense, net in 2013 decreased $7.3 million as compared with 2012. The decrease was primarily due to a $6.0 million decrease in losses arising from transactions in currencies other than our sites’ functional currencies primarily due to the foreign currency exchange rate movements of the Euro, Argentinian peso and Mexican peso in relation to the U.S. dollar.
Tax Expense and Tax Rate

	2014	2013	2012
	(Amounts in millions, except percentages)
Provision for income taxes	$208.3	$204.7	$160.8
Effective tax rate	28.4%	29.5%	26.3%
The 2014, 2013 and 2012 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law, creating an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents and royalties that, prior to 2006, had been subject to U.S. taxation. This exclusion is effective for the years 2006 through 2014, and applies to certain of our related party payments.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2014, we have foreign tax credits of $29.7 million, expiring in 2020 through 2023 against which we recorded a valuation allowance of $0.6 million. Additionally, we have recorded other net deferred tax assets of $29.5 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2014	2013	2012
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$518.8	$485.5	$448.3
Net earnings per share — diluted	$3.76	$3.41	$2.84
Average diluted shares	137.8	142.4	158.0

Net earnings in 2014 increased by $33.3 million to $518.8 million, or to $3.76 per diluted share, as compared with 2013. The increase was primarily attributable to a $29.5 million increase in operating income and a $16.3 million increase in other income, net, partially offset by a $5.9 million increase in interest expense and a $3.6 million increase in tax expense.
Net earnings in 2013 increased by $37.2 million to $485.5 million, or to $3.41 per diluted share, as compared with 2012. The increase was primarily attributable to an $84.5 million increase in operating income and a $7.3 million decrease in other expense, partially offset by a $10.9 million increase in interest expense and a $43.9 million increase in tax expense.
Other Comprehensive (Loss) Income

	2014	2013	2012
	(Amounts in millions)
Other comprehensive (loss) income	$(158.8)	$2.8	$(8.3)

Other comprehensive loss in 2014 increased to $158.8 million as compared to income of $2.8 million in 2013. The increase was almost entirely due to foreign currency translation impacts resulting from the weakening of the Euro versus the U.S. dollar and, to a lesser extent, all other major currencies that we have exposure to at December 31, 2014 as compared with December 31, 2013.
Other comprehensive income in 2013 increased to $2.8 million as compared to a loss of $8.3 million in 2012. The increase was primarily due to pension and other postretirement benefits activity, partially offset by foreign currency translation impacts resulting from the weakening of the Argentinian peso, Mexican peso, Indian rupee, Canadian dollar and Australian dollar at December 31, 2013 as compared with December 31, 2012.
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
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). EPD includes longer lead time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 44 countries with 32 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, seven in Asia and five in Latin America, and it has 126 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	EPD
	2014	2013	2012
	(Amounts in millions, except percentages)
Bookings	$2,706.3	$2,474.1	$2,373.1
Sales	2,464.0	2,537.1	2,403.1
Gross profit	852.4	861.3	811.2
Gross profit margin	34.6%	33.9%	33.8%
Segment operating income	427.1	423.3	396.1
Segment operating income as a percentage of sales	17.3%	16.7%	16.5%
Backlog (at period end)	1,492.5	1,311.4	1,400.3

Bookings in 2014 increased by $232.2 million, or 9.4%, as compared with 2013. The increase included negative currency effects of approximately $103 million. The increase in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by the power generation industry. Customer bookings increased $198.8 million into North America, $61.7 million into Europe, $44.7 million into Latin America and $28.1 million into the Middle East, partially offset by a decrease of $112.1 million into Asia Pacific. The increase was more heavily weighted toward customer aftermarket bookings. Of the $2.7 billion of bookings in 2014, approximately 54% were from oil and gas, 16% from chemical, 15% from general industries, 14% from power generation and 1% from water management. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $7.3 million.
Bookings in 2013 increased by $101.0 million, or 4.3%, as compared with 2012. The increase included negative currency effects of approximately $39 million. The increase in customer bookings was primarily driven by the oil and gas, general and chemical industries, partially offset by the water management industry. Customer bookings increased $55.7 million into Asia Pacific, $17.3 million into Latin America, $9.0 million into the Middle East and $7.8 million into North America and the increase was primarily driven by customer original equipment bookings. Of the $2.5 billion of bookings in 2013, approximately 50% were from oil and gas, 17% from general industries, 16% from power generation, 16% from chemical and 1% from water management. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $2.9 million.
Sales in 2014 decreased $73.1 million, or 2.9%, as compared with 2013. The decrease included negative currency effects of approximately $101 million. The decrease was primarily driven by decreased original equipment sales, primarily resulting from decreased customer sales of $48.6 million into the Middle East, $46.3 million into Europe, $34.3 million into Latin America, $30.4 million into Asia Pacific and $17.9 million into Africa, partially offset by increased sales of $95.6 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $4.6 million.
Sales in 2013 increased $134.0 million, or 5.6%, as compared with 2012. The increase included negative currency effects of approximately $43 million. The increase was primarily driven by increased original equipment sales, primarily resulting from increased customer sales of $88.7 million into Asia Pacific, $43.8 million into North America, $36.2 million into Latin America, $36.1 million into Africa and $12.9 million into Europe, partially offset by decreased sales of $79.7 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above)decreased $1.3 million.
Gross profit in 2014 decreased by $8.9 million, or 1.0%, as compared with 2013. Gross profit margin in 2014 of 34.6% increased from 33.9% in 2013. The increase in gross profit margin was primarily attributable to a mix shift to higher margin aftermarket sales, disciplined selectivity of customer bookings and the effects of lower costs associated with operational execution improvements, partially offset by the negative impact of decreased sales on the absorption of fixed manufacturing costs.
Gross profit in 2013 increased by $50.1 million, or 6.2%, as compared with 2012. Gross profit margin in 2013 of 33.9% was comparable with 2012. Lower costs associated with our execution of operational improvements and, to a lesser extent, fewer lower margin projects that shipped from backlog, were substantially offset by a sales mix shift to lower margin original equipment sales.
Operating income in 2014 increased by $3.8 million, or 0.9%, as compared with 2013. The increase included negative currency effects of approximately $20 million. The increase was due to a $10.4 million decrease in SG&A (including a decrease due to currency effects of approximately $14 million) substantially offset by a $8.9 million decrease in gross profit. The decrease in SG&A was due primarily to decreased selling-related expenses.
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
Backlog of $1.5 billion at December 31, 2014 increased by $181.1 million, or 13.8%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $72 million. Backlog at December 31, 2014 included $25.6 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.3 billion at December 31, 2013 decreased by $88.9 million, or 6.3%, as compared with December 31, 2012. Currency effects provided a decrease of approximately $19 million. Backlog at December 31, 2013 included $21.6 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors and specialty products, collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services, collectively referred to as "aftermarket". IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 13 manufacturing facilities, four of which are located in the U.S and six in Europe, and it operates 17 QRCs worldwide, including nine sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

	IPD
	2014	2013	2012
	(Amounts in millions, except percentages)
Bookings	$931.0	$889.1	$964.3
Sales	932.9	950.2	953.9
Gross profit	259.3	245.3	230.3
Gross profit margin	27.8%	25.8%	24.1%
Segment operating income	125.3	115.7	99.5
Segment operating income as a percentage of sales	13.4%	12.2%	10.4%
Backlog (at period end)	491.4	530.1	593.0

Bookings in 2014 increased by $41.9 million, or 4.7%, as compared with 2013. The increase included negative currency effects of approximately $4 million. Increased customer bookings in the general, chemical and oil and gas industries were partially offset by a decrease in the power generation industry. The bookings increase of $53.5 million into North America was partially offset by a decrease of $11.8 million into Africa. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $7.3 million. Of the $931.0 million of bookings in 2014, approximately 32% were from oil and gas, 31% from general industries, 16% from water management, 15% from chemical and 6% from power generation.
Bookings in 2013 decreased by $75.2 million, or 7.8%, as compared with 2012. The decrease included currency benefits of approximately $4 million. The decrease included the impact of orders in 2012 in excess of $90 million to supply offshore oil and gas platform equipment primarily to an end customer in Latin America. The nonrecurrence of large orders of similar size in 2013 resulted in decreased customer bookings in the oil and gas and general industries, partially offset by an increase in the power generation industry. Customer bookings decreases of $83.4 million into Latin America and $5.1 million into Africa were partially offset by increases of $8.7 million into Europe and $5.6 million into North America. The decrease was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $5.9 million. Of the $889.1 million of bookings in 2013, approximately 31% were from oil and gas, 29% from general industries, 18% from water management, 14% from chemical and 8% from power generation.
Sales in 2014 decreased by $17.3 million, or 1.8%, as compared with 2013. The decrease included negative currency effects of approximately $4 million. Decreased customer sales of $17.0 million into the Middle East were partially offset by increased customer sales of $8.1 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $16.4 million.
Sales in 2013 decreased by $3.7 million, or 0.4%, as compared with 2012. The decrease included currency benefits of approximately $5 million. The decrease was driven by interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above), which decreased $ 13.2 million and were partially offset by an increase in customer sales driven by original equipment sales. Increased customer sales of $31.7 million into Latin America and $13.8 million into Africa were partially offset by decreased sales of $22.5 million into the Middle East, $11.2 million into Europe and $6.0 million into Asia Pacific.
Gross profit in 2014 increased by $14.0 million, or 5.7%, as compared with 2013. Gross profit margin in 2014 of 27.8% increased from 25.8% in 2013. The increase was primarily attributable to a sales mix shift to higher margin aftermarket sales, lower manufacturing costs resulting from our execution of operational improvements and disciplined selectivity of customer bookings.
Gross profit in 2013 increased by $15.0 million, or 6.5%, as compared with 2012. Gross profit margin in 2013 of 25.8% increased from 24.1% in 2012. The increase was primarily attributable to lower manufacturing costs resulting from our execution of operational improvements.
Operating income for 2014 increased by $9.6 million, or 8.3%, as compared with 2013. The increase included negative currency effects of approximately $2 million. The increase was due to the $14.0 million increase in gross profit, partially offset by a $4.4 million increase in SG&A due in part to increased spending on research and development.
Operating income for 2013 increased by $16.2 million, or 16.3%, as compared with 2012. The increase included currency benefits of approximately $1 million. The increase was due to the $15.0 million increase in gross profit and a $1.2 million decrease in SG&A.
Backlog of $491.4 million at December 31, 2014 decreased by $38.7 million, or 7.3%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $41 million. Backlog at December 31, 2014 included $25.4 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $530.1 million at December 31, 2013 decreased by $62.9 million, or 10.6%, as compared to December 31, 2012. Currency effects provided an increase of approximately $10 million. Backlog at December 31, 2013 included $30.0 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	FCD
	2014	2013	2012
	(Amounts in millions, except percentages)
Bookings	$1,665.2	$1,661.9	$1,526.8
Sales	1,615.7	1,615.7	1,557.1
Gross profit	603.0	579.2	541.4
Gross profit margin	37.3%	35.8%	34.8%
Segment operating income	322.8	308.0	253.4
Segment operating income as a percentage of sales	20.0%	19.1%	16.3%
Backlog (at period end)	774.8	769.6	723.9

Bookings in 2014 increased $3.3 million, or 0.2%, as compared with 2013. The increase included negative currency effects of approximately $6 million. The increase in customer bookings was primarily attributable to the power and chemical industries, partially offset by decreases in the oil and gas and general industries. Increased customer bookings of $53.4 million into the Middle East were partially offset by decreases of $21.0 million into Latin America, $11.0 million into Africa and $9.3 million into Asia Pacific. The increase was driven by increased customer aftermarket bookings. Of the $1.7 billion of bookings in 2014, approximately 32% were from oil and gas, 28% from chemical, 26% from general industries, 13% from power generation and 1% from water management.
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
Sales in 2014 were flat compared with 2013 and included negative currency effects of approximately $6 million. The sale of the Naval business in the first quarter of 2014 resulted in a negative impact to the comparison of approximately 2%. Increases in customer aftermarket sales were substantially offset by decreases in customer original equipment sales. Increased sales of $22.5 million into Latin America, $9.5 million into North America, $8.8 million into Asia Pacific, and $5.3 million into Africa were substantially offset by decreased sales of $35.7 million into Europe and $9.7 million into the Middle East.
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
Gross profit in 2014 increased by $23.8 million, or 4.1%, as compared with 2013. Gross profit margin in 2014 of 37.3% increased from 35.8% for the same period in 2013. The increase in gross profit margin was attributable to continued focus on low cost sourcing and cost control initiatives.
Gross profit in 2013 increased by $37.8 million, or 7.0% as compared with 2012. Gross profit margin in 2013 of 35.8% increased from 34.8% for the same period in 2012. The increase was attributable to a more favorable sales mix between original equipment and aftermarket, a shift in product line mix and continued traction of low cost sourcing and cost control initiatives.
Operating income in 2014 increased by $14.8 million, or 4.8%, as compared with 2013. The increase included negative currency effects of approximately $2 million. The increase was primarily attributed to the $23.8 million increase in gross profit and the $20.3 million decrease in SG&A. The decrease in SG&A was primarily driven by the $13.4 million gain from the sale of the Naval business in the first quarter of 2014 and, to a lesser extent, reductions in personnel related expenses and non-recurring realignment charges from 2013. The 2014 gross profit and SG&A improvements were partially offset by the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture in 2013 that did not recur.
Operating income in 2013 increased by $54.6 million, or 21.5%, as compared with 2012. The increase included negative currency effects of approximately $5 million. The increase was primarily attributed to the $28.3 million in pre-tax gains realized from transactions concerning the AIL joint venture and the $37.8 million increase in gross profit, partially offset by a $9.0 million increase in SG&A primarily driven by increased selling and research and development costs.
Backlog of $774.8 million at December 31, 2014 increased by $5.2 million, or 0.7%, as compared with December 31, 2013. Currency effects provided an decrease of approximately $41 million. Backlog of $769.6 million at December 31, 2013 increased by $45.7 million, or 6.3%, as compared to December 31, 2012. Currency effects provided a decrease of approximately $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2014	2013	2012
	(Amounts in millions)
Net cash flows provided by operating activities	$571.0	$487.8	$517.1
Net cash flows used by investing activities	(84.1)	(168.0)	(126.4)
Net cash flows used by financing activities	(367.7)	(255.8)	(428.9)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2014 was $450.4 million, compared with $363.8 million at December 31, 2013 and $304.3 million at December 31, 2012.
Our cash provided by operating activities was $571.0 million, $487.8 million and $517.1 million in 2014, 2013 and 2012, respectively, which provided cash to support short-term working capital needs. Working capital increased in 2014 due primarily to higher accounts receivable of $79.7 million, higher inventory of $35.5 million, and lower accrued liabilities of $22.7 million, partially offset by higher accounts payable of $50.8 million. During 2014, we contributed $43.5 million to our defined benefit pension plans. Working capital increased in 2013 due primarily to higher accounts receivables of $53.8 million. During 2013, we contributed $46.9 million to our defined benefit pension plans.
Increases in accounts receivable used $79.7 million of cash flow in 2014, as compared with $53.8 million in 2013 and $35.1 million in 2012. The use of cash for accounts receivable in 2014 was partially attributable to increased aging and slower collection of our accounts receivable balances in Latin America, primarily with the national oil company in Venezuela, our primary Venezuelan customer. These Venezuelan accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer were approximately 9% of our gross accounts receivable at December 31, 2014. Given the experienced delays in collecting payments we estimate that approximately 48% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our December 31, 2014 consolidated balance sheet. The use of cash for accounts receivable in 2013 was directly related to the overall increase in sales and increased aging and slower collection of certain receivables in Latin America, as compared with 2012. The use of cash for accounts receivable in 2012 was primarily attributable to delays in the collection of accounts receivable due to slower than anticipated payments from certain customers. For the fourth quarter of 2014 our days' sales outstanding ("DSO") was 73 days, including the amount classified as long-term, discussed above. DSO was 75 days for both 2013 and 2012. For reference purposes based on 2014 sales, a DSO improvement of one day could provide approximately $15 million in cash. We have not experienced a significant increase in customer payment defaults in 2014.
Increases in inventory used $35.5 million of cash flow in 2014 compared with a source of $28.6 million in 2013 and a use of $72.7 million in 2012. The use of cash from inventory in 2014 was primarily due to a decrease in progress billings on large orders at December 31, 2014. The cash provided from inventory in 2013 was primarily due a reduction of delayed shipments and an increase in progress billings on large orders at December 31, 2013. The use of cash for inventory in 2012 was primarily due to a decrease in progress billings on large orders at December 2012 and higher raw material inventory needed to support an increased level of bookings. Inventory turns were 3.6 times at December 31, 2014, compared with 3.5 and 3.2 times for the same period in 2013 and 2012, respectively. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2014 data, an improvement of one-tenth of a turn could yield approximately $22 million in cash.
Cash flows used by investing activities were $84.1 million, $168.0 million and $126.4 million in 2014, 2013 and 2012, respectively. Capital expenditures were $132.6 million, $139.1 million and $135.5 million in 2014, 2013 and 2012, respectively. In 2015, we expect capital expenditures to be between $150 million and $160 million before consideration of any acquisition activity. During the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds and in the first quarter of 2013 we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash. During 2014, no cash was used for acquisitions compared with expenditures of $76.8 million in 2013 and $4.0 million in 2012.
Cash flows used by financing activities were $367.7 million in 2014 compared with $255.8 million in 2013 and $428.9 million in 2012. Cash outflows during 2014 resulted primarily from the repurchase of $246.5 million of our common stock, $85.1 million of dividend payments and $40.0 million in payments on long-term debt. Cash outflows during 2013 resulted primarily from the repurchase of $458.3 million of our common stock and $76.9 million of dividend payments, partially offset by $298.6 million in net proceeds from the issuance of senior notes.
On May 31, 2012, we announced that our Board of Directors endorsed a capital structure strategy designed to make our financial structure more efficient. This capital structure strategy includes: (i) targeting a long-term gross leverage ratio of 1.0x-2.0x total debt to EBITDA through the business cycle; and (ii) an expanded share repurchase program of $1.0 billion, which has been completed. We have maintained our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders following attainment of the announced target leverage ratio. On February

19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization. On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the previous $750.0 million share repurchase authorization. As of December 31, 2014, we had $464.4 million of remaining capacity under our current share repurchase program. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
As a part of our continuing effort to execute our capital structure strategy, in the fourth quarter of 2013 we amended our existing credit agreement that provided an initial $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). This new agreement provided additional debt capacity to enhance our operating flexibility. Additionally, on November 1, 2013, we issued $300.0 million in aggregate principal amount of senior notes, which bear an annual stated interest rate of 4.00%. These items are more fully described in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.
Our cash needs for the next 12 months are expected to be greater than those of 2014 resulting from increased acquisition activity, partially offset by a decreased level of anticipated share repurchases and improvements in working capital management. We anticipate incurring longer-term indebtness in the first quarter of 2015 to repay the borrowings under the Revolving Credit Facility. We believe cash flows from operating activities, combined with availability under our Revolving Credit Facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our consolidated financial statements included in Item 8 of this this Annual Report contains a discussion of acquisitions, disposition and exit of our AIL joint venture.
Financing
A discussion of our debt and related covenants is included in Note 10 to our consolidated financial statements included in Item 8 of this this Annual Report. We were in compliance with all covenants as of December 31, 2014.
Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payment due. Such provisions are referred to as "cross default" provisions. The Senior Credit Facility and the Senior Notes are cross-defaulted to each other.
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
Liquidity Analysis
Our cash balance increased by $86.5 million to $450.4 million as of December 31, 2014 as compared with December 31, 2013. The cash increase included $571.0 million in operating cash flows and $46.8 million in net proceeds from the sale of Naval, partially offset by $246.5 million of share repurchases, $132.6 million in capital expenditures, $85.1 million in dividend payments and $40.0 million in payments on long-term debt.

Approximately 14% of our Term Loan Facility is due to mature in 2015 and approximately 18% in 2016. Our Senior Credit Facility matures in October 2018. After the effects of $40.0 million of notional interest rate swaps, approximately 72% of our total debt was at fixed rates at December 31, 2014. As of December 31, 2014, we had a borrowing capacity of $923.2 million on our $1.0 billion Revolving Credit Facility (including outstanding letters of credit). Our Revolving Credit Facility is committed and held by a diversified group of financial institutions. In the third quarter of 2013, we elected not to renew our European LOC facility.
At December 31, 2014 and 2013, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $20.0 million to our U.S. pension plan in 2014, excluding direct benefits paid of $0.7 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At December 31, 2014, $398.4 million of our total cash balance of $450.4 million was held by foreign subsidiaries, $319.9 million of which we consider permanently reinvested outside the U.S. Based on the expected 2015 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $319.9 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.

OUTLOOK FOR 2015
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
Our bookings were $5,161 million during 2014. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that the increase in bookings will result in a comparable increase in revenues or otherwise be indicative of future results.
We believe increased crude oil supply resulted in the significant decline in the price of oil beginning in the fourth quarter of 2014. We believe the lower oil prices will negatively impact oil and gas upstream investment most acutely and impact mid-stream and downstream investment to a lesser extent. In addition, a reduction in the overall level of spending by oil and gas companies could decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid based on current supply, projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this challenging environment.
We expect a continued competitive economic environment in 2015. However, we anticipate benefits from the continuation of our end-user strategies, the strength of our high margin aftermarket business, continued disciplined cost management, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2015 given the continuing uncertainty of global economic conditions. For additional discussion on our markets and our opportunities, see the "Business Overview — Our Markets" section of this MD&A.
On December 31, 2014, we had $797.2 million of fixed-rate Senior Notes outstanding and $330.0 million of variable-rate debt under our Term Loan Facility.  As of December 31, 2014, we had $40.0 million of derivative contracts to convert a portion of variable interest rates to fixed interest rates to reduce our exposure to interest rate volatility. However, because a portion of our debt carries a variable rate of interest, our debt is subject to volatility in rates, which could impact interest expense. We expect our interest expense in 2015 will be higher than 2014 due to our increased level of debt associated with

2015 acquisition activity. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Revolving Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2015. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2015, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities and we expect capital expenditures to be between $150 million and $160 million, before consideration of any acquisition activity. We have $45.0 million in scheduled principal repayments in 2015 under our Term Loan Facility, and we expect to comply with the covenants under our Senior Credit Facility in 2015. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2015 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $12 million in 2015, excluding direct benefits paid.
On January 7, 2015, we acquired SIHI, a global provider of engineered vacuum and fluid pumps and related services for cash of $365.0 million. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in borrowings from our Revolving Credit Facility. SIHI is expected to strengthen Flowserve’s extensive portfolio of products and services through the addition of its engineered vacuum and fluid pumps, as well as the associated aftermarket services and parts. SIHI’s offerings primarily serve the chemical market, as well as the pharmaceutical, food & beverage and other process industries. SIHI’s existing installed base and its leading position as a supplier of vacuum and fluid pumps will complement our chemical industry strategy. This acquisition provides Flowserve additional engineering and manufacturing experience and the opportunity to leverage our global platform to deliver on the combined financial synergies. SIHI, based in the Netherlands, has operations primarily in Europe and, to a lesser extent, the Americas and Asia.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2014:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Term Loan Facility and Senior Notes	$45.0	$120.0	$165.0	$797.2	$1,127.2
Fixed interest payments(1)	29.6	59.0	59.0	93.9	241.5
Variable interest payments(2)	5.3	13.0	3.8	—	22.1
Other debt and capital lease obligations	8.1	19.6	—	—	27.7
Operating leases	49.6	64.7	39.3	63.8	217.4
Purchase obligations:(3)
Inventory	592.9	25.2	1.0	0.1	619.2
Non-inventory	26.5	0.3	0.1	—	26.9
Pension and postretirement benefits(4)	55.7	109.6	117.7	319.1	602.1
Total	$812.7	$411.4	$385.9	$1,274.1	$2,884.1
_______________________________________

(1)
Fixed interest payments represent net incremental payments under interest rate swap agreements related to the interest payments on the Senior Notes and Term Loan Facility as defined in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

(2)	Variable interest payments under our Term Loan Facility were estimated using a base rate of three-month LIBOR as of December 31, 2014.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2014, the gross liability for uncertain tax positions was $51.5 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.
The following table presents a summary of our commercial commitments at December 31, 2014:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$357.5	$151.7	$45.4	$41.8	$596.4
Surety bonds	84.1	9.3	0.1	0.2	93.7
Total	$441.6	$161.0	$45.5	$42.0	$690.1

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 66% of total defined benefit pension plan assets and approximately 55% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2014. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of primarily U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities. In addition, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. At December 31, 2014, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $642.1 million from $605.5 million at December 31, 2013. Assets were allocated as follows:

	U.S. Plan
Asset category	2014	2013
U.S. Large Cap	19%	20%
U.S. Small Cap	4%	4%
International Large Cap	14%	14%
Emerging Markets	5%	5%
World Equity	8%	8%
Equity securities	50%	51%
Liability Driven Investment	40%	39%
Long-Term Government/Credit	10%	10%
Fixed income	50%	49%
Other(1)	0%	0%
_______________________________________

(1)Less than 1% of holdings are in Other category in 2014 and 2013.

	Non-U.S. Plans
Asset category	2014	2013
North American Companies	3%	3%
U.K. Companies	9%	10%
European Companies	4%	4%
Asian Pacific Companies	3%	3%
Global Equity	8%	8%
Equity securities	27%	28%
U.K. Government Gilt Index	30%	28%
U.K. Corporate Bond Index	22%	21%
Global Fixed Income Bond	19%	20%
Fixed income	71%	69%
Other	2%	3%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $808.9 million and $769.2 million as of December 31, 2014 and 2013, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2015 is approximately $0.6 million and $14.3 million, respectively. We amortize estimated prior service costs and estimated net losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $33.0 million and $31.5 million as of December 31, 2014 and 2013, respectively. The estimated actuarial net gain for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2015 is $0.6 million. The estimated prior service cost that is expected to be amortized from accumulated other comprehensive loss into pension expense in 2015 is $0.2 million. We amortize any estimated net gain over the remaining expected service period of approximately three years.
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
In 2014, net pension expense for our defined benefit pension plans included in operating income was $45.5 million compared with $50.5 million in 2013 and $41.4 million in 2012.

The following are assumptions related to our defined benefit pension plans as of December 31, 2014:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.00%	3.40%
Rate of increase in compensation levels	4.25	3.95
Weighted average assumptions used to determine 2014 net pension expense:
Long-term rate of return on assets	6.00%	5.51%
Discount rate	4.50	4.22
Rate of increase in compensation levels	4.25	3.83
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.2)	$1.3
Effect on Benefit Obligation	(17.6)	19.1
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(2.8)	3.2
Effect on Benefit Obligation	(26.2)	29.1
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.2)	0.2
Effect on Benefit Obligation	(1.1)	1.2

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.8)	$1.8
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.0)	1.0
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.
At December 31, 2014, as compared with December 31, 2013, we decreased our discount rate for the U.S. plan from 4.50% to 4.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. The average discount rate for the non-U.S. plans decreased from 4.22% to 3.40% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. The average assumed rate of compensation remained constant at 4.25% for the U.S. plan and increased slightly from 3.83% to 3.95% for our non-U.S. plans. To determine the 2014 pension expense, the expected rate of return on U.S. plan assets remained consistent at 6.00% and we increased our average rate of return on non-U.S. plan assets from 5.49% to 5.51%, primarily due to asset returns greater than expected during the year. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate. For all US plans, we adopted the RP-2014 mortality tables and the MP-2014 improvement scale published in October 2014. We applied the RP-2014 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $3.3 million lower in 2015 than the $45.5 million in 2014, primarily due to lower interest cost, an increase in the expected return on assets and the reduction in the amortization of the actuarial net loss. We have used discount rates of 4.00%, 3.40% and 3.75% at December 31, 2014, in calculating our estimated 2015 net pension expense for U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.5% for both 2014 and 2013 and 8.0% for 2012, with a gradual decrease to 5.0% for 2025 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. Including direct benefits, we contributed $43.5 million, $46.9 million and $28.1 million to our defined benefit plans in 2014, 2013 and 2012, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2015 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $12 million to our non-U.S. pension plans in 2015, excluding direct benefits paid.
For further discussion of our pension and postretirement benefits, see Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

OUR CRITICAL ACCOUNTING ESTIMATES
The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; deferred taxes, tax valuation allowances and tax reserves; reserves for contingent losses; pension and postretirement benefits; and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. The significant estimates are reviewed at least annually if not quarterly by management. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
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
The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in seven reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
An impairment loss for goodwill is recognized if the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2014, 2013 or 2012. The fair values of our reporting units substantially exceeded their carrying values at December 31, 2014.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased as compared with 2013; however, it did not indicate a potential impairment of our goodwill as of December 31, 2014.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2014, 2013 or 2012.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At December 31, 2014, after the effect of interest rate swaps, we had $290.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.51%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $3.1 million for the year ended December 31, 2014. At December 31, 2014 and 2013, we had $40.0 million and $140.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen,

Mexican peso, Singapore dollar, Swedish krona and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(148.6) million, $(28.9) million and $18.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in other comprehensive (loss) income. The net loss in 2014 was primarily driven by the weakening of the Euro versus the U.S. dollar at December 31, 2014 as compared with the December 31, 2013.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of December 31, 2014, we had a U.S. dollar equivalent of $547.0 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $616.9 million at December 31, 2013. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $2.8 million, $(12.6) million and $(21.3) million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income. See discussion of the impact in 2013 of the devaluation of the Venezuelan bolivar in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Based on a sensitivity analysis at December 31, 2014, a 10% change in the foreign currency exchange rates for the year ended December 31, 2014 would have impacted our net earnings by approximately $36 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Hedging related transactions for interest rate swaps and designated foreign exchange contracts recorded to other comprehensive (loss) income, net of deferred taxes, are summarized in Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.
We expect to recognize losses of $3.8 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 17, 2015

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$450,350	$363,804
Accounts receivable, net	1,082,447	1,155,327
Inventories, net	995,564	1,060,670
Deferred taxes	158,912	157,448
Prepaid expenses and other	106,890	110,133
Total current assets	2,794,163	2,847,382
Property, plant and equipment, net	693,881	716,289
Goodwill	1,067,255	1,107,551
Deferred taxes	31,419	19,533
Other intangible assets, net	146,337	160,548
Other assets, net	234,965	185,430
Total assets	$4,968,020	$5,036,733
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$611,715	$612,092
Accrued liabilities	794,072	861,010
Debt due within one year	53,131	72,678
Deferred taxes	12,957	12,319
Total current liabilities	1,471,875	1,558,099
Long-term debt due after one year	1,101,791	1,127,619
Retirement obligations and other liabilities	452,511	473,894
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	495,600	476,218
Retained earnings	3,415,738	2,985,391
Treasury shares, at cost — 42,444 and 39,630 shares, respectively	(1,830,919)	(1,600,266)
Deferred compensation obligation	10,558	9,522
Accumulated other comprehensive loss	(380,406)	(221,477)
Total Flowserve Corporation shareholders’ equity	1,931,562	1,870,379
Noncontrolling interests	10,281	6,742
Total equity	1,941,843	1,877,121
Total liabilities and equity	$4,968,020	$5,036,733

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Sales	$4,877,885	$4,954,619	$4,751,339
Cost of sales	(3,163,268)	(3,266,524)	(3,170,388)
Gross profit	1,714,617	1,688,095	1,580,951
Selling, general and administrative expense	(936,900)	(966,829)	(922,125)
Net earnings from affiliates (Note 2)	12,115	39,017	16,952
Operating income	789,832	760,283	675,778
Interest expense	(60,322)	(54,413)	(43,520)
Interest income	1,680	1,431	954
Other income (expense), net	2,000	(14,280)	(21,647)
Earnings before income taxes	733,190	693,021	611,565
Provision for income taxes	(208,305)	(204,701)	(160,766)
Net earnings, including noncontrolling interests	524,885	488,320	450,799
Less: Net earnings attributable to noncontrolling interests	(6,061)	(2,790)	(2,460)
Net earnings attributable to Flowserve Corporation	$518,824	$485,530	$448,339
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$3.79	$3.43	$2.86
Diluted	3.76	3.41	2.84
Cash dividends declared per share	$0.64	$0.56	$0.48

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$524,885	$488,320	$450,799
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $88,730, $17,351 and $(10,957) in 2014, 2013 and 2012, respectively	(148,580)	(28,870)	18,184
Pension and other postretirement effects, net of taxes of $8,698, $(20,218) and $8,655 in 2014, 2013 and 2012, respectively	(5,870)	32,229	(26,983)
Cash flow hedging activity, net of taxes of $1,937, $(483) and $187 in 2014, 2013 and 2012, respectively	(4,396)	(560)	481
Other comprehensive (loss) income	(158,846)	2,799	(8,318)
Comprehensive income, including noncontrolling interests	366,039	491,119	442,481
Comprehensive income attributable to noncontrolling interests	(6,144)	(2,756)	(2,354)
Comprehensive income attributable to Flowserve Corporation	$359,895	$488,363	$440,127

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2012	176,793	$220,991	$473,756	$2,205,524	(15,075)	$(424,052)	$9,691	$(216,097)	$8,417	$2,278,230
Stock activity under stock plans	—	—	(50,490)	—	1,326	31,498	—	—	—	(18,992)
Stock-based compensation	—	—	35,379	24	—	—	—	—	—	35,403
Tax benefit associated with stock-based compensation	—	—	11,024	—	—	—	—	—	—	11,024
Net earnings	—	—	—	448,339	—	—	—	—	2,460	450,799
Cash dividends declared	—	—	—	(74,579)	—	—	—	—	—	(74,579)
Repurchases of common shares	—	—	—	—	(18,639)	(771,942)	—	—	—	(771,942)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(8,213)	(105)	(8,318)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	(1,813)	—	—	—	—	—	(6,516)	(8,329)
Other, net	—	—	—	—	—	—	1,179	—	—	1,179
Balance — December 31, 2012	176,793	$220,991	$467,856	$2,579,308	(32,388)	$(1,164,496)	$10,870	$(224,310)	$4,256	$1,894,475
Stock activity under stock plans	—	—	(37,491)	—	902	22,540	—	—	—	(14,951)
Stock-based compensation	—	—	35,737	20	—	—	—	—	—	35,757
Tax benefit associated with stock-based compensation	—	—	10,116	—	—	—	—	—	—	10,116
Net earnings	—	—	—	485,530	—	—	—	—	2,790	488,320
Cash dividends declared	—	—	—	(79,467)	—	—	—	—	—	(79,467)
Repurchases of common shares	—	—	—	—	(8,144)	(458,310)	—	—	—	(458,310)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,833	(34)	2,799
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(270)	(270)
Other, net	—	—	—	—	—	—	(1,348)	—	—	(1,348)
Balance — December 31, 2013	176,793	$220,991	$476,218	$2,985,391	(39,630)	$(1,600,266)	$9,522	$(221,477)	$6,742	$1,877,121
Stock activity under stock plans	—	—	(31,860)	—	607	15,851	—	—	—	(16,009)
Stock-based compensation	—	—	42,655	20	—	—	—	—	—	42,675
Tax benefit associated with stock-based compensation	—	—	8,587	—	—	—	—	—	—	8,587
Net earnings	—	—	—	518,824	—	—	—	—	6,061	524,885
Cash dividends declared	—	—	—	(88,497)	—	—	—	—	—	(88,497)
Repurchases of common shares	—	—	—	—	(3,421)	(246,504)	—	—	—	(246,504)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(158,929)	83	(158,846)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,605)	(2,605)
Other, net	—	—	—	—	—	—	1,036	—	—	1,036
Balance — December 31, 2014	176,793	$220,991	$495,600	$3,415,738	(42,444)	$(1,830,919)	$10,558	$(380,406)	$10,281	$1,941,843
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$524,885	$488,320	$450,799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	93,307	90,695	88,572
Amortization of intangible and other assets	16,970	15,697	18,654
Net loss (gain) on the disposition of assets	1,094	956	(10,521)
Gain on sale of business	(13,403)	—	—
Gain on sale of equity investment in affiliate	—	(12,995)	—
Gain on remeasurement of acquired assets	—	(15,315)	—
Excess tax benefits from stock-based payment arrangements	(8,587)	(10,111)	(11,207)
Stock-based compensation	42,675	35,757	35,403
Foreign currency and other non-cash adjustments	38,533	(2,418)	(13,605)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(79,655)	(53,823)	(35,074)
Inventories, net	(35,519)	28,616	(72,706)
Prepaid expenses and other	(9,371)	(6,824)	(4,863)
Other assets, net	(24,509)	(18,002)	2,393
Accounts payable	50,752	(15,642)	24,542
Accrued liabilities and income taxes payable	(22,669)	(65,702)	90,773
Retirement obligations and other liabilities	(7,905)	(3,145)	(21,553)
Net deferred taxes	4,364	31,695	(24,477)
Net cash flows provided by operating activities	570,962	487,759	517,130
Cash flows — Investing activities:
Capital expenditures	(132,619)	(139,090)	(135,539)
Payments for acquisitions, net of cash acquired	—	(76,801)	(3,996)
Proceeds from disposal of assets	1,731	1,653	16,933
Proceeds from sale of business, net of cash divested	46,805	—	—
Proceeds from (contributions to) equity investments in affiliates	—	46,240	(3,825)
Net cash flows used by investing activities	(84,083)	(167,998)	(126,427)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	8,587	10,111	11,207
Payments on long-term debt	(40,000)	(25,000)	(480,000)
Proceeds from issuance of senior notes	—	298,596	498,075
Proceeds from issuance of long-term debt	—	—	400,000
Payments of deferred loan costs	—	(3,744)	(9,901)
Proceeds under other financing arrangements	18,483	10,674	15,886
Payments under other financing arrangements	(20,502)	(11,075)	(10,079)
Repurchases of common shares	(246,504)	(458,310)	(771,942)
Payments of dividends	(85,118)	(76,897)	(73,765)
Other	(2,604)	(179)	(8,403)
Net cash flows used by financing activities	(367,658)	(255,824)	(428,922)
Effect of exchange rate changes on cash	(32,675)	(4,385)	5,115
Net change in cash and cash equivalents	86,546	59,552	(33,104)
Cash and cash equivalents at beginning of year	363,804	304,252	337,356
Cash and cash equivalents at end of year	$450,350	$363,804	$304,252
Income taxes paid (net of refunds)	$159,520	$195,532	$158,433
Interest paid	58,269	49,618	34,173
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2014

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
Venezuela — The operations of our subsidiary in Venezuela generally consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the year ending December 31, 2014 and total assets at December 31, 2014 represented less than 1% of consolidated sales and total assets for the same periods. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in United States ("U.S.") dollars directly to Venezuelan customers.
We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer were approximately 9% of our gross accounts receivable at December 31, 2014. Given the experienced delays in collecting payments we estimate that approximately 48% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our December 31, 2014 consolidated balance sheet.
Effective February 13, 2013, the Venezuelan government devalued its currency (bolivar) from 4.3 to 6.3 bolivars to the U.S. dollar. As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other expense, net in our consolidated statements of income and resulted in no tax benefit. In the first quarter of 2014, the Venezuelan government expanded the use of periodic auctions for U.S. dollars conducted under the Complementary System of Foreign Currency Administration ("SICAD I"). At December 31, 2014 the SICAD I exchange rate was 12.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar ("Official"). In addition, during the second quarter of 2014 the Venezuelan government created a third currency exchange mechanism ("SICAD II") that is currently being interpreted to be available to all entities for all transactions at an exchange rate that is significantly less favorable than the Official exchange rate or the SICAD I exchange rate. As of December 31, 2014, we believe the Official exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary. For reference, if we were to remeasure our bolivar-denominated net monetary assets as of December 31, 2014 utilizing the SICAD I or SICAD II exchange rate, it is estimated that the resulting loss would have been approximately $8 million or $14 million, respectively.
In February 2015, the Venezuelan government created a new currency exchange mechanism, SIMADI, which replaced the SICAD II mechanism. We are continuing to assess and monitor the ongoing impact of the changes in the Venezuelan foreign exchange market on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the Official exchange rate, as well as additional government actions, political and labor unrest, or other economic conditions that may adversely impact our future consolidated financial condition or results of operations.

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
Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. As of December 31, 2014, although we have experienced increased aging and slower collection of receivables with our primary Venezuelan customer, we do not believe that we have any significant concentrations of credit risk.
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
Intangible Assets — Intangible assets, excluding trademarks (which are considered to have an indefinite life), consist primarily of engineering drawings, patents, existing customer relationships, software, distribution networks and other items that are being amortized over their estimated useful lives generally ranging from four to 40 years. These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets  — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in seven reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
An impairment loss for goodwill is recognized if the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2014, 2013 or 2012.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased as compared with 2013; however, it did not indicate a potential impairment of our goodwill as of December 31, 2014.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2014, 2013 or 2012.
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

Foreign Exchange Contracts —We employ a foreign currency economic hedging strategy to mitigate certain financial risks resulting from foreign currency exchange rate movements that impact foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. In 2013 we began to designate certain forward exchange contracts as hedging instruments and apply hedge accounting to those instruments.

For designated forward exchange contracts, the changes in fair value are recorded in other comprehensive loss until the underlying hedged item affects earnings, at which time the change in fair value is recognized in sales in the consolidated statements of income. For non-designated forward exchange contracts, the changes in the fair values are recognized immediately in other income (expense), net in the consolidated statements of income. See Note 6 for further discussion of forward exchange contracts.

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
Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$518,824	$485,530	$448,339
Dividends on restricted shares not expected to vest	12	13	15
Earnings attributable to common and participating shareholders	$518,836	$485,543	$448,354
Weighted average shares:
Common stock	136,334	140,901	156,057
Participating securities	578	698	792
Denominator for basic earnings per common share	136,912	141,599	156,849
Effect of potentially dilutive securities	931	830	1,121
Denominator for diluted earnings per common share	137,843	142,429	157,970
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$3.79	$3.43	$2.86
Diluted	3.76	3.41	2.84

Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses ("SG&A") were $40.9 million, $37.8 million and $38.9 million in 2014, 2013 and 2012, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
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
In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides guidance on pushdown accounting requirements on whether and at what threshold an acquired entity has the option to apply pushdown accounting in its stand-alone financial statements upon a change-in-control event based on their facts and circumstances.  The ASU supersedes SEC Staff Accounting Bulletin Topic No. 5.J, “New Basis of Accounting Required in Certain Circumstances, Emerging Issues Task Force Topic No.D-97, Push-Down Accounting.”  We adopted this ASU effective immediately and it did not have an impact on our consolidated financial condition and results of operations.

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
In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815): "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity." This ASU was issued to clarify and reinforce the practice of evaluating all relevant terms and features when reviewing the nature of a host contract. The ASU stipulates that no one term or feature would define the host contract’s economic characteristics and risks. As a result, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU No. 2014-16 will not have an impact on our consolidated financial condition and results of operations.
In November 2014, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” In connection with the FASB's efforts to simplify accounting standards, the FASB released new guidance on simplifying Income Statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. With the issuance of this ASU the FASB determined that the elimination of the concept of extraordinary items from U.S. GAAP would reduce the cost and complexity on the application of accounting standards, while maintaining or improving the usefulness of information included in financial statements. The adoption of ASU No. 2015-01 will not have an impact on our consolidated financial condition and results of operations.

2.	ACQUISITIONS, DISPOSITION AND EXIT OF JOINT VENTURE
SIHI Group B.V.
Our acquisition of SIHI Group B.V. ("SIHI") on January 7, 2015 is discussed in Note 21.
Naval OY
Effective March 31, 2014, we sold our Flow Control Division's ("FCD") Naval OY ("Naval") business to a Finnish valve manufacturer. The sale included Naval's manufacturing facility located in Laitila, Finland and a service and support center located in St. Petersburg, Russia. The cash proceeds for the sale totaled $46.8 million, net of cash divested, and resulted in a $13.4 million pre-tax gain recorded in selling, general and administrative expense in the consolidated statements of income. Net sales related to the Naval business totaled $8.2 million in the first quarter of 2014.
Innovative Mag-Drive, LLC
On December 10, 2013, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of Innovative Mag-Drive, LLC ("Innomag"), a privately-owned, U.S.-based company specializing in advanced sealless magnetic drive centrifugal pumps for the chemical and general industries, in an asset purchase of up to $78.7 million in cash. Of the total purchase price, $67.5 million has been paid. The remaining $11.2 million of the total purchase price is contingent upon Innomag achieving certain performance metrics during the two- and five-year periods following the acquisition, and to the extent achieved, is expected to be paid in cash within four months of the performance measurement dates. We recorded a liability of $7.5 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the weighted probability of achievement of the performance metrics. Innomag generated approximately $17 million in sales (unaudited) during its fiscal year ended December 31, 2012.
The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition and is summarized below:

(Amounts in millions)
Current assets	$8.1
Property, plant and equipment	5.3
Intangible assets	18.5
Current liabilities	(0.8)
Net tangible and intangible assets	31.1
Goodwill	43.9
Purchase price	$75.0

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete pump product portfolio and from leveraging our current sales, distribution and service network. The goodwill related to this acquisition is recorded in the IPD segment. Upon acquisition, both know-how and existing customer relationships each represented approximately $7 million of the intangible assets acquired, and both had an expected weighted average useful life of ten years. Total amortizable intangible assets had an expected weighted average useful life of ten years.
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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of January 1, 2013	$447,560	$121,406	$484,886	$1,053,852
Acquisition(1)	—	43,865	—	43,865
Currency translation	1,936	261	7,637	9,834
Balance as of December 31, 2013	$449,496	$165,532	$492,523	$1,107,551
Disposition(2)	—	—	(6,483)	(6,483)
Currency translation	(9,756)	(790)	(23,267)	(33,813)
Balance as of December 31, 2014	$439,740	$164,742	$462,773	$1,067,255
_______________________________________

(1)	Goodwill primarily related to the acquisition of Innomag in 2013. See Note 2 for additional information.

(2)	Goodwill disposition related to the sale of Naval in 2014. See Note 2 for additional information.
The following table provides information about our intangible assets for the years ended December 31, 2014 and 2013:

		December 31, 2014		December 31, 2013
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$90,843	$(62,947)	$93,687	$(61,401)
Existing customer relationships(2)	5-10	38,003	(19,285)	40,077	(15,241)
Patents	9-16	29,396	(26,087)	32,963	(28,013)
Other	4-40	43,351	(25,426)	40,797	(25,438)
		$201,593	$(133,745)	$207,524	$(130,093)
Indefinite-lived intangible assets(3)		$79,982	$(1,493)	$84,670	$(1,553)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.
The following schedule outlines actual amortization expense recognized during 2014 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2014:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2014	$14,005
Estimated for year ending December 31, 2015	10,832
Estimated for year ending December 31, 2016	8,534
Estimated for year ending December 31, 2017	8,280
Estimated for year ending December 31, 2018	8,005
Estimated for year ending December 31, 2019	7,355
Thereafter	24,842

Amortization expense for finite-lived intangible assets was $12.8 million in 2013 and $16.0 million in 2012.

4.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2014	2013
	(Amounts in thousands)
Raw materials	$352,928	$356,899
Work in process	687,343	786,664
Finished goods	265,439	306,765
Less: Progress billings	(230,058)	(304,395)
Less: Excess and obsolete reserve	(80,088)	(85,263)
Inventories, net	$995,564	$1,060,670
During 2014, 2013 and 2012, we recognized expenses of $19.2 million, $24.4 million and $18.2 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales ("COS") in our consolidated statements of income.

5.	STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 5,085,954 were available for issuance as of December 31, 2014. The Flowserve Corporation 2004 Stock Compensation Plan expired on June 22, 2014, with 827,835 shares unissued. No stock options have been granted since 2006.

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable over a staggered period ranging from one to five years (most typically from one to three years). At December 31, 2014, all outstanding options were fully vested. Options generally expire 10 years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2014, 2013 or 2012. Information related to stock options issued to officers, other employees and directors prior to 2010 under all plans is presented in the following table:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	97,962	$16.61	115,362	$15.00	145,338	$13.90
Exercised	—	—	(17,400)	5.91	(24,576)	10.15
Canceled	—	—	—	—	(5,400)	7.65
Outstanding — end of year	97,962	$16.61	97,962	$16.61	115,362	$15.00
Exercisable — end of year	97,962	$16.61	97,962	$16.61	115,362	$15.00

Additional information relating to the ranges of options outstanding at December 31, 2014, is as follows:

	Weighted Average Remaining Contractual Life	Options Outstanding and Exercisable
Range of Exercise Prices per Share		Number Outstanding	Weighted Average Exercise Price per Share
$8.08 - $14.14	0.53	10,500	$10.32
$14.14 - $16.16	1.13	3,201	16.06
$16.16 - $18.18	1.95	84,261	17.42
		97,962	$16.61

As of December 31, 2014, we had no unrecognized compensation cost related to outstanding stock option awards.
The weighted average remaining contractual life of options outstanding at December 31, 2014 and 2013 was 1.8 years and 2.8 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was zero, $0.8 million and $0.7 million, respectively. No stock options vested during the years ended December 31, 2014, 2013 and 2012.
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
Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2014 and 2013, we had $30.6 million and $31.5 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2014, 2013 and 2012 was $34.8 million, $34.9 million and $36.4 million, respectively.
We recorded stock-based compensation for restricted shares as follows:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Stock-based compensation expense	$42.7	$35.8	$35.4
Related income tax benefit	(14.6)	(12.3)	(12.0)
Net stock-based compensation expense	$28.1	$23.5	$23.4

The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2014
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	2,020,678	$44.68
Granted	734,187	64.35
Vested	(788,468)	44.10
Canceled	(109,849)	51.63
Outstanding — ending of year	1,856,548	$52.29

Unvested Restricted Shares outstanding as of December 31, 2014, includes approximately 811,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2012 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,580,000 shares based on performance targets. As of December 31, 2014, we estimate vesting of approximately 1,244,000 shares based on expected achievement of performance targets.

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
In 2013 we elected to designate and apply hedge accounting to certain forward exchange contracts. Foreign exchange contracts designated as hedging instruments had notional values of $125.9 million and $6.2 million at December 31, 2014 and 2013, respectively. Foreign exchange contracts not designated as hedging instruments had notional values of $421.1 million and $610.7 million at December 31, 2014 and 2013, respectively. At December 31, 2014, the length of foreign exchange contracts currently in place ranged from 5 days to 37 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2014 and 2013, we had $40.0 million and $140.0 million, respectively, of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective. At December 31, 2014, the maximum remaining length of any interest rate swap contract in place was approximately 6 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange derivative contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2014	2013
	(Amounts in thousands)
Current derivative assets	$11,709	$5,215
Noncurrent derivative assets	6	729
Current derivative liabilities	6,168	2,207
Noncurrent derivative liabilities	348	113

The fair value of interest rate swaps and foreign exchange derivative contracts designated as hedging instruments are summarized below:

	Year Ended December 31,
	2014	2013
	(Amounts in thousands)
Current derivative assets	$—	$146
Current derivative liabilities	6,952	409
Noncurrent derivative liabilities	411	37

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Gain (loss) recognized in income	$8,464	$(4,352)	$(7,089)

Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are immaterial for disclosure purposes.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of our debt, excluding the Senior Notes, was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 10 and, except for the Senior Notes, approximates fair value. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The estimated fair value of our Senior Notes at December 31, 2014 was $810.1 million compared to the carrying value of $797.2 million. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2014 and December 31, 2013.

8.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2014	2013
	(Amounts in thousands)
Accounts receivable	$1,107,916	$1,179,400
Less: allowance for doubtful accounts	(25,469)	(24,073)
Accounts receivable, net	$1,082,447	$1,155,327
As disclosed in Note 1, we reclassified a portion of our accounts receivable to long-term within other assets, net on our December 31, 2014 consolidated balance sheet.
Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2014	2013
	(Amounts in thousands)
Land	$76,645	$79,557
Buildings and improvements	405,733	420,364
Machinery, equipment and tooling	668,710	694,179
Software, furniture and fixtures and other	379,774	372,052
Gross property, plant and equipment	1,530,862	1,566,152
Less: accumulated depreciation	(836,981)	(849,863)
Property, plant and equipment, net	$693,881	$716,289
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2014	2013
	(Amounts in thousands)
Wages, compensation and other benefits	$226,488	$238,238
Commissions and royalties	34,194	38,609
Customer advance payments	303,527	340,136
Progress billings in excess of accumulated costs	22,098	40,718
Warranty costs and late delivery penalties	47,738	63,935
Sales and use tax	16,274	15,508
Income tax	37,451	21,939
Other	106,302	101,927
Accrued liabilities	$794,072	$861,010
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, restructuring charges, accrued cash dividends payable, legal and environmental matters, derivative liabilities and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2014	2013
	(Amounts in thousands)
Pension and postretirement benefits	$195,429	$199,634
Deferred taxes	118,780	110,251
Legal and environmental	27,606	35,250
Uncertain tax positions	69,284	82,689
Other	41,412	46,070
Retirement obligations and other liabilities	$452,511	$473,894

9.	EQUITY METHOD INVESTMENTS
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
As discussed in Note 2, effective March 28, 2013, we and our joint venture partner agreed to exit our AIL joint venture. Prior the exit, our 50% interest was recorded using the equity method of accounting. As of December 31, 2014, we had investments in seven joint ventures (one located in each of India, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in China) that were accounted for using the equity method and are immaterial for disclosure purposes.

10.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2014	2013
	(Amounts in thousands)
4.00% Senior Notes due November 15, 2023, net of unamortized discount	$298,731	$298,615
3.50% Senior Notes due September 15, 2022, net of unamortized discount	498,460	498,289
Term Loan Facility, interest rate of 1.51% and 1.50% at December 31, 2014 and 2013, respectively	330,000	370,000
Capital lease obligations and other borrowings	27,731	33,393
Debt and capital lease obligations	1,154,922	1,200,297
Less amounts due within one year	53,131	72,678
Total debt due after one year	$1,101,791	$1,127,619

Scheduled maturities of the Senior Credit Facility (as described below), as well as our Senior Notes and other debt, are:

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2015	$45,000	$8,131	$53,131
2016	60,000	19,600	79,600
2017	60,000	—	60,000
2018	165,000	—	165,000
Thereafter	—	797,191	797,191
Total	$330,000	$824,922	$1,154,922

Senior Notes
On November 1, 2013 we completed the public offering of $300.0 million in aggregate principal amount of senior notes due November 15, 2023 ("2023 Senior Notes"). The 2023 Senior Notes bear an interest rate of 4.00% per year, payable on May 15 and November 15 of each year. The 2023 Senior Notes were priced at 99.532% of par value, reflecting a discount to the aggregate principal amount. We used a portion of the net proceeds of the 2023 Senior Notes offering to repay amounts outstanding under our revolving credit facility described below. We used the remaining portion of the net proceeds for general corporate purposes, including the acquisition of Innomag described in Note 2.
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
Both the 2022 Senior Notes and 2023 Senior Notes are unsecured and are jointly and severally and fully and unconditionally guaranteed by certain of our 100% owned domestic subsidiaries that are guarantors under our Senior Credit Facility (described below) and rank equally in right of payment with all of our other senior unsecured indebtedness. The guarantees will be automatically and unconditionally released and discharged when: the guarantor subsidiary is sold or sells all of its assets; the requirement for legal or covenant defeasance or to discharge our obligations has been satisfied; or upon the delivery of an officer's certificate to the trustee that such guarantor subsidiary does not guarantee our obligations under our Senior Credit Facility. Both the 2022 and 2023 Senior Notes rank equally in right of payment with all of our other senior unsecured indebtedness.

Senior Credit Facility
On October 4, 2013 we amended our existing credit agreement that provided for an initial $400.0 million term loan (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The significant amendments extended the maturity of our Senior Credit Facility by one year to October 4, 2018, increased the Revolving Credit Facility from $850.0 million to $1.0 billion and removed the $300.0 million sublimit for the issuance of performance letters of credit. The Revolving Credit Facility retains its $30.0 million sublimit for swing line loans and all other significant existing terms under the credit agreement remained unchanged. As of December 31, 2014 and December 31, 2013, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $76.8 million and $106.1 million at December 31, 2014 and December 31, 2013, respectively, which reduced our borrowing capacity to $923.2 million and $893.9 million, respectively. Under the Senior Credit Facility and subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. Our obligations under the Senior Credit Facility are guaranteed by certain of our 100% owned domestic subsidiaries. Such guarantees are released if we achieve certain credit ratings. We had not achieved these ratings as of December 31, 2014. Future borrowings under the Revolving Credit Facility will be subject to various conditions, including the absence of any default under the Senior Credit Facility.
The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. The Senior Credit Facility limits us to a maximum permitted leverage ratio of 3.25 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility) and requires a minimum interest coverage of 3.25 times Consolidated EBITDA to total interest expense. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly. We were in compliance with the covenants as of December 31, 2014.
Repayment of Obligations —We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) at December 31, 2014. We made scheduled principal repayments under our Term Loan Facility of $40.0 million, $25.0 million and $5.0 million in 2014, 2013 and 2012 , respectively. We made scheduled principal payments of $12.5 million under our prior credit agreement in 2012. We have scheduled principal repayments of $10.0 million due in each of the next three quarters and $15 million for the fourth quarter of 2015 under our Term Loan Facility. Our Senior Credit Facility bears a floating rate of interest, and we have entered into $40.0 million of notional amount of interest rate swaps at December 31, 2014 to hedge exposure to floating interest rates.

European Letter of Credit Facility
Due to the increased capacity and the removal of the performance letters of credit sublimit of the amended Revolving Credit Facility, we elected not to renew our 364-day unsecured, committed €125.0 million European Letter of Credit Facility ("European LOC Facility"), which expired in October 2013; however, a portion of the existing letters of credit remain outstanding and we are still bound by the facility's covenants. The European LOC facility's covenants restrict the ability of certain foreign subsidiaries to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European LOC Facility also incorporates by reference the covenants contained in our Senior Credit Facility. We were in compliance with all covenants under our European LOC Facility as of December 31, 2014.
The remaining outstanding letters of credit will mature over the next three years. We had outstanding letters of credit drawn on the European LOC Facility of €6.3 million ($7.6 million) and €69.6 million ($95.4 million) as of December 31, 2014 and 2013, respectively.

Operating Leases
We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $56.2 million, $62.3 million and $63.6 million in 2014, 2013 and 2012, respectively.
The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,
2015	$49,625
2016	36,829
2017	27,824
2018	22,081
2019	17,184
Thereafter	63,837
Total minimum lease payments	$217,380

11.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
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

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,200	$—	$399,150	$—	$450,350
Accounts receivable, net	—	258,386	824,061	—	1,082,447
Intercompany receivables	—	138,524	50,086	(188,610)	—
Inventories, net	—	353,894	641,670	—	995,564
Other current assets	1,112	150,934	113,756	—	265,802
Total current assets	52,312	901,738	2,028,723	(188,610)	2,794,163
Property, plant and equipment, net	—	240,204	453,677	—	693,881
Goodwill	—	709,239	358,016	—	1,067,255
Intercompany receivables	392,500	134,704	42,970	(570,174)	—
Investment in consolidated subsidiaries	2,622,193	1,608,997	—	(4,231,190)	—
Other assets, net	12,498	186,013	214,210	—	412,721
Total assets	$3,079,503	$3,780,895	$3,097,596	$(4,989,974)	$4,968,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$167,624	$444,091	$—	$611,715
Intercompany payables	126	49,960	138,524	(188,610)	—
Accrued liabilities	13,026	291,193	489,853	—	794,072
Debt due within one year	45,000	—	8,131	—	53,131
Deferred taxes	—	—	12,957	—	12,957
Total current liabilities	58,152	508,777	1,093,556	(188,610)	1,471,875
Long-term debt due after one year	1,082,191	—	19,600	—	1,101,791
Intercompany payables	1,144	434,326	134,704	(570,174)	—
Retirement obligations and other liabilities	6,454	215,599	230,458	—	452,511
Total liabilities	1,147,941	1,158,702	1,478,318	(758,784)	3,026,177
Total Flowserve Corporation shareholders’ equity	1,931,562	2,622,193	1,608,997	(4,231,190)	1,931,562
Noncontrolling interests	—	—	10,281	—	10,281
Total equity	1,931,562	2,622,193	1,619,278	(4,231,190)	1,941,843
Total liabilities and equity	$3,079,503	$3,780,895	$3,097,596	$(4,989,974)	$4,968,020

	December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,086	$—	$334,718	$—	$363,804
Accounts receivable, net	—	263,594	891,733	—	1,155,327
Intercompany receivables	—	155,422	74,089	(229,511)	—
Inventories, net	—	371,172	689,498	—	1,060,670
Other current assets, net	1,879	144,551	121,151	—	267,581
Total current assets	30,965	934,739	2,111,189	(229,511)	2,847,382
Property, plant and equipment, net	—	220,072	496,217	—	716,289
Goodwill	—	715,722	391,829	—	1,107,551
Intercompany receivables	432,500	9,520	186,789	(628,809)	—
Investment in consolidated subsidiaries	2,579,701	1,850,998	—	(4,430,699)	—
Other assets, net	15,486	211,755	138,270	—	365,511
Total assets	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$163,254	$448,838	$—	$612,092
Intercompany payables	81	74,008	155,422	(229,511)	—
Accrued liabilities	12,874	293,012	555,124	—	861,010
Debt due within one year	40,000	5	32,673	—	72,678
Deferred taxes	—	—	12,319	—	12,319
Total current liabilities	52,955	530,279	1,204,376	(229,511)	1,558,099
Long-term debt due after one year	1,126,904	—	715	—	1,127,619
Intercompany payables	1,144	618,145	9,520	(628,809)	—
Retirement obligations and other liabilities	7,270	214,681	251,943	—	473,894
Total liabilities	1,188,273	1,363,105	1,466,554	(858,320)	3,159,612
Total Flowserve Corporation shareholders’ equity	1,870,379	2,579,701	1,850,998	(4,430,699)	1,870,379
Noncontrolling interests	—	—	6,742	—	6,742
Total equity	1,870,379	2,579,701	1,857,740	(4,430,699)	1,877,121
Total liabilities and equity	$3,058,652	$3,942,806	$3,324,294	$(5,289,019)	$5,036,733

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,944,086	$3,284,577	$(350,778)	$4,877,885
Cost of sales	—	(1,261,913)	(2,252,133)	350,778	(3,163,268)
Gross profit	—	682,173	1,032,444	—	1,714,617
Selling, general and administrative expense	(2,725)	(395,650)	(538,525)	—	(936,900)
Net earnings from affiliates	—	1,079	11,036	—	12,115
Net earnings from consolidated subsidiaries, net of tax	542,391	372,848	—	(915,239)	—
Operating income	539,666	660,450	504,955	(915,239)	789,832
Interest expense, net	(35,731)	(10,824)	(12,087)	—	(58,642)
Other income (expense), net	45	(11,697)	13,652	—	2,000
Earnings before income taxes	503,980	637,929	506,520	(915,239)	733,190
Provision for income taxes	14,844	(95,538)	(127,611)	—	(208,305)
Net earnings, including noncontrolling interests	518,824	542,391	378,909	(915,239)	524,885
Less: Net earnings attributable to noncontrolling interests	—	—	(6,061)	—	(6,061)
Net earnings attributable to Flowserve Corporation	$518,824	$542,391	$372,848	$(915,239)	$518,824
Comprehensive income attributable to Flowserve Corporation	$359,895	$383,198	$184,648	$(567,846)	$359,895

	Year Ended December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,952,235	$3,388,258	$(385,874)	$4,954,619
Cost of sales	—	(1,281,035)	(2,371,363)	385,874	(3,266,524)
Gross profit	—	671,200	1,016,895	—	1,688,095
Selling, general and administrative expense	(3,079)	(400,609)	(563,141)	—	(966,829)
Net earnings from affiliates	—	1,175	37,842	—	39,017
Net earnings from consolidated subsidiaries, net of tax	505,764	345,465	—	(851,229)	—
Operating income	502,685	617,231	491,596	(851,229)	760,283
Interest expense, net	(29,729)	(11,685)	(11,568)	—	(52,982)
Other expense, net	—	(767)	(13,513)	—	(14,280)
Earnings before income taxes	472,956	604,779	466,515	(851,229)	693,021
Provision for income taxes	12,574	(99,015)	(118,260)	—	(204,701)
Net earnings, including noncontrolling interests	485,530	505,764	348,255	(851,229)	488,320
Less: Net earnings attributable to noncontrolling interests	—	—	(2,790)	—	(2,790)
Net earnings attributable to Flowserve Corporation	$485,530	$505,764	$345,465	$(851,229)	$485,530
Comprehensive income attributable to Flowserve Corporation	$488,363	$508,929	$316,484	$(825,413)	$488,363

	Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Sales	$—	$1,833,613	$3,272,519	$(354,793)	$4,751,339
Cost of sales	—	(1,190,206)	(2,334,975)	354,793	(3,170,388)
Gross profit	—	643,407	937,544	—	1,580,951
Selling, general and administrative expense	(3,571)	(390,713)	(527,841)	—	(922,125)
Net earnings from affiliates	—	3,855	13,097	—	16,952
Net earnings from consolidated subsidiaries, net of tax	456,740	309,223	—	(765,963)	—
Operating income	453,169	565,772	422,800	(765,963)	675,778
Interest expense, net	(9,881)	(19,347)	(13,338)	—	(42,566)
Other expense income, net	—	(683)	(20,964)	—	(21,647)
Earnings before income taxes	443,288	545,742	388,498	(765,963)	611,565
Provision for income taxes	5,051	(89,002)	(76,815)	—	(160,766)
Net earnings, including noncontrolling interests	448,339	456,740	311,683	(765,963)	450,799
Less: Net earnings attributable to noncontrolling interests	—	—	(2,460)	—	(2,460)
Net earnings attributable to Flowserve Corporation	$448,339	$456,740	$309,223	$(765,963)	$448,339
Comprehensive income attributable to Flowserve Corporation	$440,127	$446,536	$292,167	$(738,703)	$440,127

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$353,736	$611,190	$524,113	$(918,077)	$570,962
Cash flows — Investing activities:
Capital expenditures	—	(57,125)	(75,494)	—	(132,619)
Proceeds from sale of business, net of cash divested	—	—	46,805	—	46,805
Intercompany short-term financing, net	—	—	1,429	(1,429)	—
Intercompany loan proceeds	40,000	126	143,820	(183,946)	—
Intercompany loan payments	—	(11,172)	—	11,172	—
Intercompany return of capital	—	1,965	—	(1,965)	—
Proceeds from disposal of assets	—	162	1,569	—	1,731
Net cash flows provided (used) by investing activities	40,000	(66,044)	118,129	(176,168)	(84,083)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	6,579	2,008	—	8,587
Payments on long-term debt	(40,000)	—	—	—	(40,000)
Proceeds under other financing arrangements	—	—	18,483	—	18,483
Payments under other financing arrangements	—	(5)	(20,497)	—	(20,502)
Repurchases of common shares	(246,504)	—	—	—	(246,504)
Payments of dividends	(85,118)	—	—	—	(85,118)
Intercompany short-term financing, net	—	(1,429)	—	1,429	—
Intercompany loan proceeds	—	—	11,172	(11,172)	—
Intercompany loan payments	—	(183,819)	(126)	183,945	—
Intercompany distributions of capital	—	—	(1,965)	1,965	—
Intercompany dividends	—	(366,472)	(551,606)	918,078	—
All other financing, net	—	—	(2,604)	—	(2,604)
Net cash flows used by financing activities	(371,622)	(545,146)	(545,135)	1,094,245	(367,658)
Effect of exchange rate changes on cash	—	—	(32,675)	—	(32,675)
Net change in cash and cash equivalents	22,114	—	64,432	—	86,546
Cash and cash equivalents at beginning of year	29,086	—	334,718	—	363,804
Cash and cash equivalents at end of year	$51,200	$—	$399,150	$—	$450,350

	Year Ended December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$261,741	$279,594	$214,066	$(267,642)	$487,759
Cash flows — Investing activities:
Capital expenditures	—	(44,380)	(94,710)	—	(139,090)
Payments for acquisitions, net of cash acquired	—	(66,658)	(10,143)	—	(76,801)
Intercompany loan proceeds	30,000	911	72,037	(102,948)	—
Intercompany loan payments	—	(68)	(173,510)	173,578	—
Proceeds from disposal of assets	—	110	1,543	—	1,653
Proceeds from equity investment in affiliates	—	—	46,240	—	46,240
Net cash flows provided (used) by investing activities	30,000	(110,085)	(158,543)	70,630	(167,998)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,266	1,845	—	10,111
Payments on long-term debt	(25,000)	—	—	—	(25,000)
Proceeds from issuance of senior notes	298,596	—	—	—	298,596
Proceeds under other financing arrangements	—	—	10,674	—	10,674
Payments under other financing arrangements	—	(20)	(11,055)	—	(11,075)
Repurchases of common shares	(458,310)	—	—	—	(458,310)
Payments of dividends	(76,897)	—	—	—	(76,897)
Payment of deferred loan costs	(3,744)	—	—	—	(3,744)
Intercompany loan proceeds	—	173,510	68	(173,578)	—
Intercompany loan payments	—	(102,037)	(911)	102,948	—
Intercompany dividends	—	(249,228)	(18,414)	267,642	—
All other financing, net	91	—	(270)	—	(179)
Net cash flows used by financing activities	(265,264)	(169,509)	(18,063)	197,012	(255,824)
Effect of exchange rate changes on cash	—	—	(4,385)	—	(4,385)
Net change in cash and cash equivalents	26,477	—	33,075	—	59,552
Cash and cash equivalents at beginning of year	2,609	—	301,643	—	304,252
Cash and cash equivalents at end of year	$29,086	$—	$334,718	$—	$363,804

	Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
(Amounts in thousands)
Net cash flows provided by operating activities	$277,076	$193,819	$298,616	$(252,381)	$517,130
Cash flows — Investing activities:
Capital expenditures	—	(43,600)	(91,939)	—	(135,539)
Payments for acquisitions, net of cash acquired	—	—	(3,996)	—	(3,996)
Intercompany loan proceeds	12,499	32,705	54,746	(99,950)	—
Intercompany loan payments	—	(28,372)	(138,918)	167,290	—
Intercompany capital contribution	—	(483)	—	483	—
Proceeds from disposal of assets	—	2,268	14,665	—	16,933
Affiliate investment activity, net	—	—	(3,825)	—	(3,825)
Net cash flows provided (used) by investing activities	12,499	(37,482)	(169,267)	67,823	(126,427)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	—	8,985	2,222	—	11,207
Payments on long-term debt	(480,000)	—	—	—	(480,000)
Proceeds from issuance of senior notes	498,075	—	—	—	498,075
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Proceeds under other financing arrangements	—	—	15,886	—	15,886
Payments under other financing arrangements	9	(20)	(10,068)	—	(10,079)
Repurchase of common shares	(771,942)	—	—	—	(771,942)
Payment of dividends	(73,765)	—	—	—	(73,765)
Payment of deferred loan costs	(9,901)	—	—	—	(9,901)
Intercompany loan proceeds	—	138,918	28,372	(167,290)	—
Intercompany loan payments	—	(67,245)	(32,705)	99,950	—
Intercompany capital contribution	—	—	483	(483)	—
Intercompany dividends	—	(236,975)	(15,406)	252,381	—
All other financing, net	250	—	(8,653)	—	(8,403)
Net cash flows used by financing activities	(437,274)	(156,337)	(19,869)	184,558	(428,922)
Effect of exchange rate changes on cash	—	—	5,115	—	5,115
Net change in cash and cash equivalents	(147,699)	—	114,595	—	(33,104)
Cash and cash equivalents at beginning of year	150,308	—	187,048	—	337,356
Cash and cash equivalents at end of year	$2,609	$—	$301,643	$—	$304,252

12.	PENSION AND POSTRETIREMENT BENEFITS
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
Our U.S. defined benefit plan assets consist of a balanced portfolio of primarily U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. In addition, certain of our defined benefit plans hold investments in European equity and fixed income securities.
For all periods presented, we used a measurement date of December 31 for each of our U.S. and non-U.S. pension plans and postretirement medical plans.
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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2014	2013	2012
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.00%	4.50%	3.75%
Rate of increase in compensation levels	4.25	4.25	4.25
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.00%	6.25%
Discount rate	4.50	3.75	4.50
Rate of increase in compensation levels	4.25	4.25	4.25

At December 31, 2014 as compared with December 31, 2013, we decreased our discount rate from 4.50% to 4.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. At December 31, 2014, as compared with December 31, 2013, our average assumed rate of compensation increase remained constant at 4.25%. In determining 2014 expense, the expected rate of return on U.S. plan assets remained constant at 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all US plans, we adopted the RP-2014 mortality tables and the MP-2014 improvement scale published in October 2014. We applied the RP-2014 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Service cost	$22,981	$23,355	$21,222
Interest cost	17,429	15,089	16,458
Expected return on plan assets	(21,985)	(19,952)	(21,153)
Settlement and curtailment of benefits	—	(28)	—
Amortization of unrecognized prior service benefit	475	(87)	(1,238)
Amortization of unrecognized net loss	8,428	14,280	12,177
U.S. net pension expense	$27,328	$32,657	$27,466

The estimated prior service cost and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2015 is $0.5 million and $9.0 million, respectively. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2014	2013
	(Amounts in thousands)
Plan assets, at fair value	$426,784	$410,462
Benefit Obligation	(447,552)	(405,812)
Funded status	$(20,768)	$4,650

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2014	2013
	(Amounts in thousands)
Noncurrent assets	$—	$14,355
Current liabilities	(260)	(500)
Noncurrent liabilities	(20,508)	(9,205)
Funded status	$(20,768)	$4,650

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2014	2013
	(Amounts in thousands)
Balance — January 1	$405,812	$423,547
Service cost	22,981	23,355
Interest cost	17,429	15,089
Plan amendments	2,387	—
Actuarial loss (gain)(1)	32,425	(22,356)
Benefits paid	(33,482)	(33,823)
Balance — December 31	$447,552	$405,812
Accumulated benefit obligations at December 31	$447,552	$405,812
_______________________________________

(1)	The 2014 actuarial loss primarily reflects the impact of decrease in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2015	$36.6
2016	37.4
2017	37.9
2018	39.9
2019	40.5
2020-2024	215.8

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2014	2013	2012
	(Amounts in thousands)
Balance — January 1	$(55,110)	$(90,270)	$(98,745)
Amortization of net loss	5,277	8,919	7,605
Amortization of prior service cost (benefit)	297	(54)	(773)
Net (loss) gain arising during the year	(17,367)	26,312	1,643
Settlement gain	—	(17)	—
Balance — December 31	$(66,903)	$(55,110)	$(90,270)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2014	2013
	(Amounts in thousands)
Unrecognized net loss	$(64,970)	$(54,391)
Unrecognized prior service cost	(1,933)	(719)
Accumulated other comprehensive loss, net of tax	$(66,903)	$(55,110)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2014	2013
	(Amounts in thousands)
Balance — January 1	$410,462	$380,342
Return on plan assets	29,058	39,749
Company contributions	20,746	24,194
Benefits paid	(33,482)	(33,823)
Balance — December 31	$426,784	$410,462

We contributed $20.7 million and $24.2 million to the U.S. defined benefit pension plans during 2014 and 2013, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2015 is expected to be approximately $20 million, excluding direct benefits paid.
All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2014 and 2013 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2014	2013	2014	2013
U.S. Large Cap	19%	19%	19%	20%
U.S. Small Cap	4%	4%	4%	4%
International Large Cap	14%	14%	14%	14%
Emerging Markets	5%	5%	5%	5%
World Equity	8%	8%	8%	8%
Equity securities	50%	50%	50%	51%
Liability Driven Investment	40%	40%	40%	39%
Long-Term Government / Credit	10%	10%	10%	10%
Fixed income	50%	50%	50%	49%
Other(1)	0%	0%	0%	0%
_______________________________________

(1)	Less than 1% of holdings are in the Other category in 2014 and 2013.
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
Plan assets are invested in commingled funds and the individual funds are actively managed with the intent to outperform specified benchmarks. Our "Pension and Investment Committee" is responsible for setting the investment strategy and the target asset allocation, as well as selecting individual funds. As the qualified plan approached fully funded status, we implemented a Liability-Driven Investing ("LDI") strategy, which more closely aligns the duration of the assets with the duration of the liabilities. The LDI strategy results in an asset portfolio that more closely matches the behavior of the liability, thereby protecting the funded status of the plan.

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. Prior period information has been updated to conform to current year presentation. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2014				At December 31, 2013
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$40	$40	$—	$—	$2,860	$2,860	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	82,355	—	82,355	—	81,004	—	81,004	—
U.S. Small Cap(b)	17,422	—	17,422	—	17,136	—	17,136	—
International Large Cap(c)	56,716	—	56,716	—	58,675	—	58,675	—
Emerging Markets(d)	19,175	—	19,175	—	19,772	—	19,772	—
World Equity(e)	34,384	—	34,384	—	34,069	—	34,069	—
Fixed income securities
Liability Driven Investment (f)	172,758	—	172,758	—	157,638	—	157,638	—
Long-Term Government/Credit(g)	43,934	—	43,934	—	39,308	—	39,308	—
	$426,784	$40	$426,744	$—	$410,462	$2,860	$407,602	$—
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
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2014	2013	2012
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	3.40%	4.22%	4.16%
Rate of increase in compensation levels	3.95	3.83	3.84
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	5.51%	5.49%	5.78%
Discount rate	4.22	4.16	5.09
Rate of increase in compensation levels	3.83	3.84	3.56

At December 31, 2014 as compared with December 31, 2013, we decreased our average discount rate for non-U.S. plans from 4.22% to 3.40% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. To determine 2014 pension expense, we increased our average expected rate of return on plan assets slightly from 5.49% at December 31, 2013 to 5.51% at December 31, 2014, primarily due to asset returns greater than expected during the year. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Service cost	$6,857	$6,819	$4,681
Interest cost	14,576	13,486	13,724
Expected return on plan assets	(10,581)	(9,200)	(8,542)
Amortization of unrecognized net loss	6,962	6,650	4,020
Settlement and other	314	134	43
Non-U.S. net pension expense	$18,128	$17,889	$13,926

The estimated prior service cost and an estimated net loss for the non-U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2015 is $0.1 million an $5.3 million, respectively. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2014	2013
	(Amounts in thousands)
Plan assets, at fair value	$215,360	$195,042
Benefit Obligation	(361,351)	(363,425)
Funded status	$(145,991)	$(168,383)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2014	2013
\	(Amounts in thousands)
Noncurrent assets	$5,204	$52
Current liabilities	(7,960)	(9,048)
Noncurrent liabilities	(143,235)	(159,387)
Funded status	$(145,991)	$(168,383)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2014	2013
	(Amounts in thousands)
Balance — January 1	$363,425	$340,348
Service cost	6,857	6,819
Interest cost	14,576	13,486
Employee contributions	272	267
Plan amendments and other	162	1,573
Actuarial loss(1)	28,430	8,664
Net benefits and expenses paid	(17,985)	(16,491)
Currency translation impact(2)	(34,386)	8,759
Balance — December 31	$361,351	$363,425
Accumulated benefit obligations at December 31	$335,282	$340,223
_______________________________________

(1)	The 2014 actuarial losses primarily reflect the impact of decrease in the discount rates in all countries except for Venezuela.

(2)	The currency translation impact reflects the strengthening of the U.S. dollar against our significant currencies, primarily the Euro and British pound.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2015	$15.2
2016	13.4
2017	13.7
2018	14.7
2019	16.3
2020-2024	92.1

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2014	2013	2012
	(Amounts in thousands)
Balance — January 1	$(78,863)	$(76,197)	$(43,110)
Amortization of net loss	5,262	4,999	2,985
Net loss arising during the year	(3,709)	(6,091)	(33,692)
Settlement loss	216	93	100
Prior service benefit arising during the year	141	137	32
Currency translation impact and other	7,355	(1,804)	(2,512)
Balance — December 31	$(69,598)	$(78,863)	$(76,197)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2014	2013
	(Amounts in thousands)
Unrecognized net loss	$(69,161)	$(77,379)
Unrecognized prior service cost	(437)	(1,484)
Accumulated other comprehensive loss, net of tax	$(69,598)	$(78,863)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2014	2013
	(Amounts in thousands)
Balance — January 1	$195,042	$173,017
Return on plan assets	30,246	10,480
Employee contributions	272	267
Company contributions	22,740	22,695
Currency translation impact and other	(14,955)	5,074
Net benefits and expenses paid	(17,985)	(16,491)
Balance — December 31	$215,360	$195,042
Our contributions to non-U.S. defined benefit pension plans in 2015 are expected to be approximately $12 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2014 and 2013 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2014	2013	2014	2013
North American Companies	3%	3%	3%	3%
U.K. Companies	9%	10%	9%	10%
European Companies	4%	4%	4%	4%
Asian Pacific Companies	3%	3%	3%	3%
Global Equity	8%	8%	8%	8%
Equity securities	27%	28%	27%	28%
U.K. Government Gilt Index	30%	28%	30%	28%
U.K. Corporate Bond Index	22%	21%	22%	21%
Global Fixed Income Bond	19%	20%	19%	20%
Fixed income	71%	69%	71%	69%
Other	2%	3%	2%	3%
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

The fair values of the non-U.S. assets were:

	At December 31, 2014				At December 31, 2013
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$24	$24	$—	$—	$189	$189	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	7,155	—	7,155	—	6,459	—	6,459	—
U.K. Companies(b)	18,829	—	18,829	—	19,448	—	19,448	—
European Companies (c)	8,018	—	8,018	—	8,060	—	8,060	—
Asian Pacific Companies(d)	5,367	—	5,367	—	5,613	—	5,613	—
Global Equity(e)	17,120	—	17,120	—	16,046	—	16,046	—
Fixed income securities
U.K. Government Gilt Index(f)	65,161	—	65,161	—	55,078	—	55,078	—
U.K. Corporate Bond Index(g)	47,683	—	47,683	—	40,039	—	40,039	—
Global Fixed Income Bond(h)	40,820	—	40,820	—	38,335	—	38,335	—
Other(i)	5,183	—	—	5,183	5,775	—	—	5,775
	$215,360	$24	$210,153	$5,183	$195,042	$189	$189,078	$5,775
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

(h)
Global Fixed Income Bond represents mostly European fixed income investment funds that are actively managed, diversified and primarily invested in traditional government bonds, high-quality corporate bonds, asset backed securities, emerging market debt and high yield corporate bonds.

(i)	Includes assets held by plans outside the U.K. and The Netherlands. Details, including Level III rollforward details, have not been provided due to immateriality.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets. The increase in 2014 is primarily due to inclusion of the U.S. Qualified Plan which has a net liability position at December 31, 2014.

	December 31,
	2014	2013
	(Amounts in thousands)
Benefit Obligation	$619,756	$367,460
Accumulated benefit obligation	600,017	346,684
Fair value of plan assets	449,141	189,827

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2014	2013	2012
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.75%	4.00%	3.25%
Weighted average assumptions used to determine net expense:
Discount rate	4.00%	3.25%	4.25%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.5% for both 2014 and 2013 and 8.0% for 2012, with a gradual decrease to 5.0% for 2025 and future years.
Net postretirement benefit income for postretirement medical plans was:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Service cost	$3	$6	$11
Interest cost	1,200	1,066	1,462
Amortization of unrecognized prior service benefit	—	—	(41)
Amortization of unrecognized net gain	(1,220)	(1,280)	(1,542)
Net postretirement benefit income	$(17)	$(208)	$(110)

The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2015 is $0.2 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2015 is $0.6 million.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2014	2013
	(Amounts in thousands)
Postretirement Benefit Obligation	$33,019	$31,477
Funded status	$(33,019)	$(31,477)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2014	2013
	(Amounts in thousands)
Current liabilities	$(3,799)	$(4,013)
Noncurrent liabilities	(29,220)	(27,464)
Funded status	$(33,019)	$(31,477)

The following is a reconciliation of the postretirement Benefit Obligation:

	2014	2013
	(Amounts in thousands)
Balance — January 1	$31,477	$34,967
Service cost	3	6
Interest cost	1,200	1,066
Employee contributions	901	2,151
Medicare subsidies receivable	453	789
Actuarial loss (gain)	1,779	(857)
Plan Amendments	2,339	—
Net benefits and expenses paid	(5,133)	(6,645)
Balance — December 31	$33,019	$31,477

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2015	$3.9	$0.1
2016	3.7	0.1
2017	3.5	0.1
2018	3.3	0.1
2019	3.0	0.1
2020-2024	11.2	0.5

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2014	2013	2012
	(Amounts in thousands)
Balance — January 1	$4,445	$4,710	$7,081
Amortization of net gain	(764)	(800)	(963)
Amortization of prior service cost	(1,464)	—	(26)
Net gain (loss) arising during the year	(1,114)	535	(1,382)
Balance — December 31	$1,103	$4,445	$4,710

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2014	2013
	(Amounts in thousands)
Unrecognized net gain	$2,788	$4,445
Unrecognized prior service cost	(1,685)	—
Accumulated other comprehensive income, net of tax	$1,103	$4,445

We made contributions to the postretirement medical plans to pay benefits of $3.8 million in 2014, $3.7 million in 2013 and $3.8 million in 2012. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2014 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$245	$(248)
Effect on service cost plus interest cost	6	(7)

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $20.4 million in 2014, $20.0 million in 2013 and $19.3 million in 2012.
Effective January 1, 2013, our common stock was no longer an investment option. Prior to 2013, participants in the U.S. defined contribution plan had the option to invest in our common stock, therefore, the plan assets prior to 2013 included such holdings of our common stock. Participants with existing holdings of our stock on the effective date are able to maintain their holdings until such time as they are reallocated within the plan by the participant or taken as a distribution by the participant.

13.	LEGAL MATTERS AND CONTINGENCIES
Asbestos-Related Claims
We are a defendant in a substantial number of lawsuits that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. While the overall number of asbestos-related claims has generally declined in recent years, there can be no assurance that this trend will continue, or that the average cost per claim will not further increase. Asbestos-containing materials incorporated into any such products were encapsulated and used as internal components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment.
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
United Nations Oil-for-Food Program
In mid-2006, French authorities began an investigation of over 170 French companies, of which one of our French subsidiaries was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary filed a formal response with the French court. In July 2012, the French court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment. The French Court is currently proceeding through a formal review process with hearings expected to occur in March-April 2015. We currently do not expect to incur additional case resolution costs of a material amount in this matter. However, if the French authorities ultimately take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse financial impact on our company.
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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2014	2013	2012
	(Amounts in thousands)
Balance — January 1	$37,828	$35,400	$38,033
Accruals for warranty expense, net of adjustments	24,909	33,504	28,851
Settlements made	(31,642)	(31,076)	(31,484)
Balance — December 31	$31,095	$37,828	$35,400

15.	SHAREHOLDERS’ EQUITY
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
Dividends - On February 16, 2015, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.16 per share to $0.18 per share payable beginning on April 10, 2015. On February 17, 2014, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.14 per share to $0.16 per share payable beginning on April 11, 2014. On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.12 per share to $0.14 per share payable beginning on April 12, 2013. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On May 31, 2012, we announced that our Board of Directors endorsed a capital structure strategy that expanded our share repurchase program to $1.0 billion. On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization. On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the prior $750.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice.
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
We repurchased 3,420,656, 8,142,723 and 18,638,340 shares for $246.5 million, $458.3 million and $771.9 million during 2014, 2013 and 2012, respectively. As of December 31, 2014, we have $464.4 million of remaining capacity under our current share repurchase program.

16.	INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Current:
U.S. federal	$62,301	$61,670	$73,444
Non-U.S.	123,052	112,471	101,166
State and local	7,422	7,537	3,454
Total current	192,775	181,678	178,064
Deferred:
U.S. federal	1,270	8,771	(823)
Non-U.S.	13,016	13,120	(17,268)
State and local	1,244	1,132	793
Total deferred	15,530	23,023	(17,298)
Total provision	$208,305	$204,701	$160,766

The expected cash payments for the current income tax expense for 2014, 2013 and 2012 were reduced by $8.6 million, $10.1 million and $11.0 million, respectively, as a result of tax deductions related to the vesting of restricted stock and the exercise of non-qualified employee stock options. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Statutory federal income tax at 35%	$256.6	$242.6	$214.0
Foreign impact, net	(58.7)	(40.7)	(50.6)
State and local income taxes, net	8.7	8.7	4.2
Other	1.7	(5.9)	(6.8)
Total	$208.3	$204.7	$160.8
Effective tax rate	28.4%	29.5%	26.3%

The 2014, 2013 and 2012 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.7 billion. Should these permanently reinvested earnings be repatriated in a future period in the form of dividends or otherwise, our provision for income taxes may increase materially in that period. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested differences is not practicable due to the complexities with its hypothetical calculation. During each of the three years reported in the period ended December 31, 2014, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.
For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of $6.9 million of income tax benefit during 2014 and $5.0 million and $2.3 million of income tax expense in 2013 and 2012, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2014	2013
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$35,501	$25,798
Net operating loss carryforwards	23,483	23,943
Compensation accruals	56,903	54,518
Inventories	51,528	56,487
Credit carryforwards	32,039	32,384
Warranty and accrued liabilities	13,913	20,626
Other	43,603	42,809
Total deferred tax assets	256,970	256,565
Valuation allowances	(15,378)	(18,058)
Net deferred tax assets	241,592	238,507
Deferred tax liabilities related to:
Property, plant and equipment	(30,077)	(36,191)
Goodwill and intangibles	(150,741)	(138,635)
Other	(2,182)	(9,269)
Total deferred tax liabilities	(183,000)	(184,095)
Deferred tax assets, net	$58,592	$54,412

We have $138.0 million of U.S. and foreign net operating loss carryforwards at December 31, 2014. Of this total, $35.2 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2015 through 2027. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $29.7 million of foreign tax credit carryforwards at December 31, 2014, expiring in 2020 through 2023 for which a valuation allowance of $0.6 million has been recorded.
Earnings before income taxes comprised:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
U.S.	$230,896	$231,179	$220,684
Non-U.S.	502,294	461,842	390,881
Total	$733,190	$693,021	$611,565

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2014	2013	2012
Balance — January 1	$59.3	$59.1	$93.8
Gross amount of increases (decreases) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	2.7	3.9	(1.4)
During the current period	7.2	8.9	10.3
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(3.9)	(0.1)	(21.0)
Lapse of the applicable statute of limitations	(10.0)	(11.5)	(23.0)
(Decreases) increases in unrecognized tax benefits relating to foreign currency translation adjustments	(3.8)	(1.0)	0.4
Balance — December 31	$51.5	$59.3	$59.1

The amount of gross unrecognized tax benefits at December 31, 2014 was $66.2 million, which includes $14.7 million of accrued interest and penalties. Of this amount $53.3 million, if recognized, would favorably impact our effective tax rate. During the years ended December 31, 2014, 2013 and 2012 we recognized net interest and penalty income of $1.5 million, $2.4 million and $2.9 million, respectively, in our consolidated statements of income.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2012, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $12 million within the next 12 months.

17.	BUSINESS SEGMENT INFORMATION
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
The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2014, 2013 and 2012 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2014:
Sales to external customers	$2,396,068	$872,563	$1,609,254	$4,877,885	$—	$4,877,885
Intersegment sales	67,974	60,364	6,474	134,812	(134,812)	—
Segment operating income	427,080	125,292	322,845	875,217	(85,385)	789,832
Depreciation and amortization	48,765	17,000	35,458	101,223	9,054	110,277
Identifiable assets	2,249,033	774,964	1,467,756	4,491,753	476,267	4,968,020
Capital expenditures	65,762	18,510	37,496	121,768	10,851	132,619

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2013:
Sales to external customers	$2,473,731	$873,389	$1,607,499	$4,954,619	$—	$4,954,619
Intersegment sales	63,365	76,779	8,213	148,357	(148,357)	—
Segment operating income	423,339	115,658	307,967	846,964	(86,681)	760,283
Depreciation and amortization	46,494	14,122	36,590	97,206	9,186	106,392
Identifiable assets	2,260,961	827,155	1,520,085	4,608,201	428,532	5,036,733
Capital expenditures	75,379	17,445	40,205	133,029	6,061	139,090

				Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2012:
Sales to external customers	$2,338,527	$863,941	$1,548,871	$4,751,339	$—	$4,751,339
Intersegment sales	64,621	89,957	8,206	162,784	(162,784)	—
Segment operating income	396,082	99,526	253,398	749,006	(73,228)	675,778
Depreciation and amortization	48,007	13,408	36,418	97,833	9,393	107,226
Identifiable assets	2,223,791	745,276	1,485,686	4,454,753	356,205	4,810,958
Capital expenditures	64,038	17,351	46,239	127,628	7,911	135,539

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

	Year Ended December 31, 2014
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,724,392	35.4%	$386,489	41.6%
EMA(1)	1,991,638	40.8%	268,334	28.9%
Asia(2)	571,195	11.7%	126,878	13.7%
Other(3)	590,660	12.1%	147,145	15.8%
Consolidated total	$4,877,885	100.0%	$928,846	100.0%

	Year Ended December 31, 2013
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,699,053	34.3%	$374,125	41.5%
EMA(1)	2,102,428	42.4%	287,071	31.8%
Asia(2)	552,383	11.2%	124,619	13.8%
Other(3)	600,755	12.1%	115,904	12.9%
Consolidated total	$4,954,619	100.0%	$901,719	100.0%

	Year Ended December 31, 2012
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,597,737	33.6%	$332,667	39.6%
EMA(1)	2,054,809	43.2%	273,274	32.5%
Asia(2)	548,589	11.6%	122,911	14.6%
Other(3)	550,204	11.6%	111,257	13.3%
Consolidated total	$4,751,339	100.0%	$840,109	100.0%
___________________________________

(1)	"EMA" includes Europe, the Middle East and Africa. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 68% of total sales in 2014 and 71% for both 2013 and 2012.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2014				2013
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(89,953)	$(129,528)	$(814)	$(220,295)	$(61,083)	$(161,757)	$(254)	$(223,094)
Other comprehensive (loss) income before reclassifications	(150,357)	(16,300)	(5,342)	(171,999)	(30,087)	18,951	(1,501)	(12,637)
Amounts reclassified from AOCL	1,777	10,430	946	13,153	1,217	13,278	941	15,436
Net current-period other comprehensive (loss) income	(148,580)	(5,870)	(4,396)	(158,846)	(28,870)	32,229	(560)	2,799
Balance - December 31	$(238,533)	$(135,398)	$(5,210)	$(379,141)	$(89,953)	$(129,528)	$(814)	$(220,295)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.3 million for December 31, 2014 and $1.2 million for both December 31, 2013 and 2012. Foreign currency translation impact primarily represents the weakening of the Euro exchange rate versus the U.S. dollar for the period.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2014(1)	2013(1)
Foreign currency translation items
Release of cumulative translation adjustments upon sale of equity method investment	Net earnings from affiliates	$—	$(1,217)
Release of cumulative translation adjustments due to sale of business	Selling, general and administrative expense	(1,777)	—
	Tax (expense) benefit	—	—
	Net of tax	$(1,777)	$(1,217)

Cash flow hedging activity
Foreign exchange contracts	Other income (expense), net	$(1,534)	$(1,506)
	Tax benefit	588	565
	Net of tax	$(946)	$(941)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(13,976)	$(19,669)
Prior service costs(2)		(668)	—
Settlement(2)		(314)	—
	Tax benefit	4,528	6,391
	Net of tax	$(10,430)	$(13,278)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
At December 31, 2014, we expect to recognize losses of $3.8 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2014.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2014 and 2013 (amounts in millions, except per share data):

	2014
Quarter	4th	3rd	2nd	1st
Sales	$1,381.4	$1,204.0	$1,224.4	$1,068.1
Gross profit	485.7	421.5	430.3	377.1
Earnings before income taxes	227.3	183.3	176.0	146.6
Net earnings attributable to Flowserve Corporation	159.0	128.6	123.5	107.7
Earnings per share (1):
Basic	$1.17	$0.94	$0.90	$0.78
Diluted	1.16	0.93	0.90	0.78

	2013
Quarter	4th	3rd	2nd	1st
Sales	$1,389.4	$1,229.1	$1,239.5	$1,096.6
Gross profit	470.5	422.7	421.6	373.3
Earnings before income taxes	191.7	182.4	171.3	147.6
Net earnings attributable to Flowserve Corporation	141.1	126.3	120.4	97.8
Earnings per share (1):
Basic	$1.01	$0.90	$0.85	$0.68
Diluted	1.01	0.90	0.84	0.67
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

20.	2013 REALIGNMENT PROGRAM
In the fourth quarter of 2013, we initiated a realignment program to reduce and optimize certain non-strategic QRC and manufacturing facilities and our overall cost structure ("2013 Realignment Program"). We expect total 2013 Realignment Program charges will be $15.8 million for approved plans, of which $12.4 million has been incurred through December 31, 2014. Realignment charges, net of adjustments, were $1.6 million and $10.7 million for the years ended December 31, 2014 and 2013, respectively. The majority of these charges are restructuring in nature.
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
Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. The restructuring reserve related to the 2013 Realignment Program was $1.1 million and $6.3 million at December 31, 2014 and 2013, respectively.

21.	SUBSEQUENT EVENT

On January 7, 2015, we acquired for inclusion in IPD, 100% of SIHI, a global provider of engineered vacuum and fluid pumps and related services for cash of $365.0 million. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in borrowings from our Revolving Credit Facility. We anticipate incurring longer-term indebtness in the first quarter of 2015 to repay the borrowings under the Revolving Credit Facility. Due to the size, scope and timing of the acquisition a preliminary purchase price allocation was not available at the time of filing this Annual Report on Form 10-K. SIHI, based in the Netherlands, has operations primarily in Europe and, to a lesser extent, the Americas and Asia. SIHI's 2014 sales (unaudited) were approximately €270 million.

SIHI is expected to strengthen Flowserve’s extensive portfolio of products and services through the addition of its engineered vacuum and fluid pumps, as well as the associated aftermarket services and parts. SIHI’s offerings primarily serve the chemical market, as well as the pharmaceutical, food & beverage and other process industries. SIHI’s existing installed base and its leading position as a supplier of vacuum and fluid pumps will complement our chemical industry strategy. This acquisition provides Flowserve additional engineering and manufacturing experience and the opportunity to leverage our global platform to deliver on the combined financial synergies.

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

In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2014, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2015 annual meeting of shareholders to be held on May 21, 2015. The Proxy Statement will be filed with the SEC no later than April 28, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2015 annual meeting of shareholders to be held on May 21, 2015. The Proxy Statement will be filed with the SEC no later than April 28, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2015 annual meeting of shareholders to be held on May 21, 2015. The Proxy Statement will be filed with the SEC no later than April 28, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2015 annual meeting of shareholders to be held on May 21, 2015. The Proxy Statement will be filed with the SEC no later than April 28, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2015 annual meeting of shareholders to be held on May 21, 2015. The Proxy Statement will be filed with the SEC no later than April 28, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2014 and 2013
For each of the three years in the period ended December 31, 2014:
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
The following consolidated financial statement schedule is filed as part of this Annual Report:

Schedule II — Valuation and Qualifying Accounts	129
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
Date: February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William C. Rusnack	Non-Executive Chairman of the Board	February 17, 2015
William C. Rusnack

/s/ Mark A. Blinn	President and Chief Executive Officer (Principal Executive Officer )	February 17, 2015
Mark A. Blinn

/s/ Michael S. Taff	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2015
Michael S. Taff

/s/ Leif E. Darner	Director	February 17, 2015
Leif E. Darner

/s/ Gayla J. Delly	Director	February 17, 2015
Gayla J. Delly

/s/ Lynn L. Elsenhans	Director	February 17, 2015
Lynn L. Elsenhans

/s/ Roger L. Fix	Director	February 17, 2015
Roger L. Fix

/s/ John R. Friedery	Director	February 17, 2015
John R. Friedery

/s/ Joseph E. Harlan	Director	February 17, 2015
Joseph E. Harlan

/s/ Rick J. Mills	Director	February 17, 2015
Rick J. Mills

/s/ Charles M. Rampacek	Director	February 17, 2015
Charles M. Rampacek

/s/ David E. Roberts	Director	February 17, 2015
David E. Roberts

/s/ James O. Rollans	Director	February 17, 2015
James O. Rollans

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2014
Allowance for doubtful accounts(a):	$24,073	$17,817	$(443)	$(15,978)	$25,469
Deferred tax asset valuation allowance(b):	18,058	1,366	(996)	(3,050)	15,378
Year Ended December 31, 2013
Allowance for doubtful accounts(a):	21,491	17,412	79	(14,909)	24,073
Deferred tax asset valuation allowance(b):	17,975	2,352	—	(2,269)	18,058
Year Ended December 31, 2012
Allowance for doubtful accounts(a):	20,351	22,148	(36)	(20,972)	21,491
Deferred tax asset valuation allowance(b):	17,686	3,257	(657)	(2,311)	17,975

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
3.2	Flowserve Corporation By-Laws, as amended and restated effective September 8, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 8, 2014).
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