Form 10-Q
period 2015-03-31
FLOWSERVE CORP
filed 2015-04-30
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 23, 2015, there were 134,450,872 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2015 and 2014 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2015 and December 31, 2014 (unaudited)	2
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2015 and 2014 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4. Controls and Procedures.	24

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	25
Item 1A. Risk Factors.	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 6. Exhibits.	26
SIGNATURES	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Sales	$1,014,620	$1,068,136
Cost of sales	(682,890)	(691,014)
Gross profit	331,730	377,122
Selling, general and administrative expense	(239,927)	(216,227)
Net earnings from affiliates	1,573	3,431
Operating income	93,376	164,326
Interest expense	(16,037)	(15,149)
Interest income	758	331
Other expense, net	(19,946)	(2,905)
Earnings before income taxes	58,151	146,603
Provision for income taxes	(28,506)	(38,015)
Net earnings, including noncontrolling interests	29,645	108,588
Less: Net earnings attributable to noncontrolling interests	(1,979)	(854)
Net earnings attributable to Flowserve Corporation	$27,666	$107,734
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.21	$0.78
Diluted	0.20	0.78
Cash dividends declared per share	$0.18	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2015	2014
Net earnings, including noncontrolling interests	$29,645	$108,588
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes of $63,561 and $(1,786), respectively	(106,434)	2,951
Pension and other postretirement effects, net of taxes of $1,692 and $(938), respectively	7,891	2,779
Cash flow hedging activity, net of taxes of $2,027 and $(71), respectively	(5,146)	168
Other comprehensive (loss) income	(103,689)	5,898
Comprehensive (loss) income, including noncontrolling interests	(74,044)	114,486
Comprehensive loss attributable to noncontrolling interests	(1,997)	(1,030)
Comprehensive (loss) income attributable to Flowserve Corporation	$(76,041)	$113,456

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$333,776	$450,350
Accounts receivable, net of allowance for doubtful accounts of $27,125 and $25,469, respectively	1,015,544	1,082,447
Inventories, net	1,118,940	995,564
Deferred taxes	158,803	158,912
Prepaid expenses and other	133,275	106,890
Total current assets	2,760,338	2,794,163
Property, plant and equipment, net of accumulated depreciation of $813,562 and $836,981, respectively	752,015	693,881
Goodwill	1,214,919	1,067,255
Deferred taxes	27,840	31,419
Other intangible assets, net	247,550	146,337
Other assets, net	249,019	234,965
Total assets	$5,251,681	$4,968,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$484,542	$611,715
Accrued liabilities	783,758	794,072
Debt due within one year	58,739	53,131
Deferred taxes	13,727	12,957
Total current liabilities	1,340,766	1,471,875
Long-term debt due after one year	1,620,782	1,101,791
Retirement obligations and other liabilities	525,991	452,511
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	471,516	495,600
Retained earnings	3,418,920	3,415,738
Treasury shares, at cost – 43,136 and 42,444 shares, respectively	(1,885,594)	(1,830,919)
Deferred compensation obligation	10,145	10,558
Accumulated other comprehensive loss	(484,114)	(380,406)
Total Flowserve Corporation shareholders’ equity	1,751,864	1,931,562
Noncontrolling interests	12,278	10,281
Total equity	1,764,142	1,941,843
Total liabilities and equity	$5,251,681	$4,968,020

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2015	2014
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$29,645	$108,588
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	24,600	23,058
Amortization of intangible and other assets	9,244	4,305
Gain on sale of business	—	(13,403)
Excess tax benefits from stock-based payment arrangements	(5,800)	(8,353)
Stock-based compensation	9,095	9,916
Foreign currency and other non-cash adjustments	28,539	7,541
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	59,396	77,264
Inventories, net	(117,848)	(76,990)
Prepaid expenses and other	(22,781)	(6,897)
Other assets, net	(2,330)	4,025
Accounts payable	(131,208)	(132,503)
Accrued liabilities and income taxes payable	2,698	(77,552)
Retirement obligations and other	14,432	(4,437)
Net deferred taxes	9,117	773
Net cash flows used by operating activities	(93,201)	(84,665)
Cash flows – Investing activities:
Capital expenditures	(83,967)	(31,663)
Payments for acquisition, net of cash acquired	(341,545)	—
Proceeds from disposal of assets	1,649	301
Proceeds from sale of business, net of cash divested	—	46,805
Net cash flows (used) provided by investing activities	(423,863)	15,443
Cash flows – Financing activities:
Excess tax benefits from stock-based payment arrangements	5,800	8,353
Payments on long-term debt	(10,000)	(10,000)
Proceeds from issuance of senior notes	523,418	—
Payments of deferred loan cost	(1,005)	—
Proceeds under other financing arrangements	7,190	3,288
Payments under other financing arrangements	(5,207)	(1,479)
Repurchases of common shares	(79,899)	(109,605)
Payments of dividends	(21,686)	(19,387)
Other	264	(385)
Net cash flows provided (used) by financing activities	418,875	(129,215)
Effect of exchange rate changes on cash	(18,385)	(951)
Net change in cash and cash equivalents	(116,574)	(199,388)
Cash and cash equivalents at beginning of period	450,350	363,804
Cash and cash equivalents at end of period	$333,776	$164,416

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2015, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our audited Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report").
Venezuela – Our operations in Venezuela generally consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three months ended March 31, 2015 represented less than 1% of consolidated sales and its assets at March 31, 2015 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at March 31, 2015. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer were approximately 9% of our gross accounts receivable at March 31, 2015. Given the experienced delays in collecting payments we estimate that approximately 50% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our March 31, 2015 condensed consolidated balance sheet.
In the first quarter of 2014, the Venezuelan government expanded the use of periodic auctions for U.S. dollars conducted under the Complementary System of Foreign Currency Administration ("SICAD I"). At March 31, 2015 the SICAD I exchange rate was 12.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar ("Official"). In addition, during the second quarter of 2014 the Venezuelan government created a third currency exchange mechanism ("SICAD II"). In February 2015, the Venezuelan government created a new currency exchange mechanism, SIMADI, which replaced the SICAD II mechanism. At March 31, 2015, the SIMADI exchange rate was 192 bolivars to the U.S. dollar.
As of March 31, 2015, we have determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement we recognized a loss of $20.6 million during the three months ended March 31, 2015, of which $18.5 million was reported in other expense, net and $2.1 million in cost of goods sold in our condensed consolidated statement of income and resulted in no tax benefit.
We are continuing to assess and monitor the ongoing impact of the changes in the Venezuelan foreign exchange market on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the SIMADI exchange rate, as well as additional government actions, political and labor unrest, or other economic conditions that may adversely impact our future consolidated financial condition or results of operations.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2015, are detailed in Note 1 to our consolidated financial statements included in our 2014 Annual Report.
Accounting Developments
Pronouncements Implemented
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-11 "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." This ASU

changes the accounting for repurchase-to-maturity transactions and linked repurchase financings so that such transactions will now be accounted for as secured borrowings. This accounting change is effective for the first interim or annual period beginning after December 15, 2014 and early adoption is not permitted. There are also new disclosure requirements in this ASU. Our adoption of ASU No. 2014-11 did not have an impact on our consolidated financial condition and results of operations.
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
In June 2014, the FASB issued ASU No. 2014-12 "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU was issued to address share-based payment awards with a performance target affecting vesting that could be achieved after the employee’s requisite service period. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU No. 2014-12 is not expected to have a material impact on our consolidated financial condition and results of operations.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the ability of a company to continue as a going concern for one year from the date the financial statements are issued or within one year after the date that the financial statements are available to be issued when applicable. Further, the ASU provides management guidance regarding its responsibility to disclose the ability of a company to continue as a going concern in the notes to the financial statements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 is not expected to have an impact on our consolidated financial condition and results of operations.
In November 2014, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” In connection with the FASB's efforts to simplify accounting standards, the FASB released new guidance on simplifying Income Statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. With the issuance of this ASU the FASB determined that the elimination of the concept of extraordinary items from U.S. GAAP would reduce the cost and complexity on the application of accounting standards, while maintaining or improving the usefulness of information included in financial statements. The adoption of ASU No. 2015-01 is not expected to have an impact on our consolidated financial condition and results of operations.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the analysis process companies must perform in order to determine whether a legal entity should be consolidated. The new ASU simplifies U.S. GAAP by eliminating entity specific consolidation guidance for limited partnerships. It also revises other aspects of the consolidation analysis, to include the ownership assessment of variable interest entities (VIEs), fee arrangements and how related parties are assessed. The amendments rescind the indefinite deferral of FASB Statement 167, Amendments to FASB Interpretation No. 46(R), for certain investment funds and replace it with a permanent scope exception for money market funds. ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU No. 2015-02 on our consolidated financial condition and results of operations.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU was issued in connection with the FASB's efforts to simplify accounting standards for the presentation of debt issuance costs. The amendments of this ASU require companies to present debt issuance costs the same manner that present debt discounts are currently reported, as a direct deduction from the carrying value of that debt liability. The applicability of this requirement does not impact the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015. Early adoption is allowed for financial statements that have yet to be issued. The adoption of ASU No. 2015-03 is not expected to have a material impact on our consolidated financial condition and results of operations.

2.	Acquisition and Disposition
SIHI Group B.V.
Effective January 7, 2015, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of SIHI Group B.V. ("SIHI"), a global provider of engineered vacuum and fluid pumps and related services, primarily servicing the chemical market, as well as the pharmaceutical, food & beverage and other process industries, in a stock purchase for €286.7 million ($341.5 million based on exchange rates in effect at the time the acquisition closed and net of cash acquired) in cash. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in initial borrowings from our Revolving Credit Facility, which was subsequently paid down with a portion of the net proceeds from our 2022 EUR Senior Notes discussed in Note 5. SIHI, based in the Netherlands, has operations primarily in Europe and, to a lesser extent, the Americas and Asia.
The fair value of assets acquired and liabilities assumed has been recorded on a preliminary basis. We will continue to evaluate the initial fair values, which may be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. We currently do not anticipate material adjustments in future periods. The preliminary allocation of the purchase price is summarized below:

(Amounts in millions)
Accounts receivable	$56.2
Inventories	74.0
Prepaid expenses and other	17.2
Total current assets	147.4
Intangible assets
Trademarks	20.9
Existing customer relationships	45.3
Backlog	8.5
Engineering drawings and other	3.9
Total intangible assets	78.6
Property, plant and equipment	87.5
Long-term deferred tax asset	10.7
Investments in affiliates	11.6
Total assets	335.8
Current liabilities	(87.0)
Noncurrent liabilities	(101.7)
Net assets	147.1
Goodwill	194.4
Purchase price, net of cash acquired of $23.4 million	$341.5
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $194.4 million represents the value expected to be obtained from strengthening Flowserve’s portfolio of products and services through the addition of SIHI's engineered vacuum and fluid pumps, as well as the associated aftermarket services and parts. The goodwill related to this acquisition is recorded in the IPD segment and is not expected to be deductible for tax purposes. The trademarks are primarily indefinite-lived intangibles. Existing customer relationships, engineering drawings and backlog have expected weighted average useful lives of 10 years, 10 years and less than one year, respectively. In total, amortizable intangible assets have a weighted average useful live of approximately 9 years.
Subsequent to January 7, 2015, the revenues and expenses of SIHI have been included in our condensed consolidated statement of income. The SIHI acquisition generated sales of approximately $67 million for the three months ended March 31, 2015 and decreased earnings by approximately $24 million, including $5.0 million in acquisition-related costs. SIHI's sales (unaudited) were approximately €270 million during its fiscal year ended November 30, 2014. No proforma financial information has been presented due to immateriality.

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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 4,310,368 were available for issuance as of March 31, 2015. The Flowserve Corporation 2004 Stock Compensation Plan expired on June 22, 2014, with 827,835 shares unissued. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $49.5 million and $30.6 million at March 31, 2015 and December 31, 2014, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2015 and 2014 was $37.8 million and $32.9 million, respectively.
We recorded stock-based compensation expense of $6.0 million ($9.1 million pre-tax) and $6.5 million ($9.9 million pre-tax) for the three months ended March 31, 2015 and 2014, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2015
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2015	1,856,548	$52.29
Granted	570,193	56.07
Vested	(892,407)	42.31
Canceled	(71,277)	60.62
Outstanding - March 31, 2015	1,463,057	$59.44
Unvested Restricted Shares outstanding as of March 31, 2015, includes approximately 744,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2013 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,444,000 shares based on performance targets. As of March 31, 2015, we estimate vesting of approximately 909,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2014 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward and swap contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All designated foreign exchange hedging instruments are highly effective as of March 31, 2015.

Foreign exchange contracts designated as hedging instruments had a notional value of $81.0 million and $125.9 million, at March 31, 2015 and December 31, 2014, respectively. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $498.9 million and $421.1 million, at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the length of foreign exchange contracts currently in place ranged from two days to 34 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At March 31, 2015 and December 31, 2014, we had $25.0 million and $40.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2015, the maximum remaining length of any interest rate swap contract in place was approximately 3 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Current derivative assets	$21,534	$11,709
Noncurrent derivative assets	15	6
Current derivative liabilities	15,212	6,168
Noncurrent derivative liabilities	435	348

The fair value of interest rate swaps and foreign exchange contracts designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Current derivative liabilities	$10,674	$6,952
Noncurrent derivative liabilities	846	411
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Gain recognized in income	$25,080	$1,544
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are immaterial for disclosures purposes.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 5 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three months ended March 31, 2015.

5.	Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2015	2014
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount	$532,957	$—
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount	298,761	298,731
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount	498,503	498,460
Term Loan Facility, interest rate of 1.52% at March 31, 2015 and 1.51% at December 31, 2014	320,000	330,000
Capital lease obligations and other borrowings	29,300	27,731
Debt and capital lease obligations	1,679,521	1,154,922
Less amounts due within one year	58,739	53,131
Total debt due after one year	$1,620,782	$1,101,791

Senior Notes
On March 17, 2015, we completed a public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 ("2022 EUR Senior Notes"). The 2022 EUR Senior Notes bear an interest rate of 1.25% per year, payable each year on March 17, commencing on March 17, 2016. The 2022 EUR Senior Notes were priced at 99.336% of par value, reflecting a discount to the aggregate principal amount. The net proceeds of the offering were €494.0 million ($523.4 million based on exchange rates in effect at the time the offering closed). We used a portion of the net proceeds of the 2022 EUR Senior Notes to ultimately fund the acquisition of SIHI described in Note 2 and anticipate utilizing the remaining portion for other general corporate purposes.

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2014 Annual Report, on October 4, 2013 we amended our existing credit agreement that provided for a $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 4, 2018. As of March 31, 2015 and December 31, 2014, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $78.9 million and $76.8 million at March 31, 2015 and December 31, 2014, respectively, which reduced our borrowing capacity to $921.1 million and $923.2 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at March 31, 2015.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) during the period ended March 31, 2015. During the three months ended March 31, 2015, we made scheduled repayments of $10.0 million under our Term Loan Facility. We have scheduled repayments of $10.0 million due in the next two quarters, $15.0 million in the fourth quarter of 2015 and $15.0 million in the first quarter of 2016 on our Senior Credit Facility. Our Senior Credit Facility bears a floating rate of interest, and we have $25.0 million of notional amount of interest rate swaps at March 31, 2015 to hedge exposure to floating interest rates.
Our Senior Notes and Senior Credit Facility were fully and unconditionally and jointly and severally guaranteed by certain of our 100% owned domestic subsidiaries. Pursuant to the terms of the indentures governing the Senior Notes any guarantees on such debt were subject to release if the Company satisfactorily achieved and met the following guaranty release conditions: (a) obtains a ratings of BBB (stable outlook) or better from S&P and Baa2 (stable outlook) or better from Moody’s and (b) our domestic subsidiaries do not guarantee any material indebtedness. On February 27, 2015 Standard & Poor's Ratings Services raised its corporate credit and senior unsecured debt ratings rating on the Company to BBB from BBB-, with a stable outlook. As of March 11, 2015 Moody’s Investors Services' corporate credit and senior unsecured debt ratings rating on the Company was Baa2, with a stable outlook. As a result, the guarantees of the Senior Notes and Senior Credit Facility were released as of March 26, 2015 upon the discharge of the terms of the note indentures and Senior Credit Facility agreement; therefore, the Company is exempt from disclosing supplemental guarantor financial information in accordance with Rule 3-10 of Regulation S-X, promulgated under the Securities Act of 1933.

6.	Fair Value
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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at March 31, 2015 was $1,345.4 million compared to the carrying value of $1,330.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2015 and December 31, 2014.

7.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Raw materials	$427,937	$352,928
Work in process	748,713	687,343
Finished goods	265,807	265,439
Less: Progress billings	(245,418)	(230,058)
Less: Excess and obsolete reserve	(78,099)	(80,088)
Inventories, net	$1,118,940	$995,564

8.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2015	2014
Net earnings of Flowserve Corporation	$27,666	$107,734
Dividends on restricted shares not expected to vest	3	3
Earnings attributable to common and participating shareholders	$27,669	$107,737
Weighted average shares:
Common stock	134,388	137,123
Participating securities	530	611
Denominator for basic earnings per common share	134,918	137,734
Effect of potentially dilutive securities	1,036	1,136
Denominator for diluted earnings per common share	135,954	138,870
Earnings per common share:
Basic	$0.21	$0.78
Diluted	0.20	0.78

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.
For the three months ended both March 31, 2015 and 2014, no options to purchase common stock were excluded from the computation of potentially dilutive securities.

9.	Legal Matters and Contingencies
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
United Nations Oil-for-Food Program
In mid-2006, the French authorities began an investigation of over 170 French companies, of which one of our French subsidiaries was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary filed a formal response with the French court. In July 2012, the French court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment. The French Court is currently in the process of concluding its formal review process. Hearings occurred on April 1-2, 2015, and the Company presented its defense and closing arguments. The court is expected to rule later this year. We currently do not expect to incur additional case resolution costs of a material amount in this matter. However, if the French authorities ultimately take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse financial impact on our company.
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2015 and 2014 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2015	2014	2015	2014	2015	2014
Service cost	$6.2	$5.7	$2.2	$1.7	$—	$—
Interest cost	4.3	4.4	3.3	3.7	0.3	0.3
Expected return on plan assets	(6.1)	(5.5)	(3.0)	(2.7)	—	—
Amortization of prior service cost	0.1	0.1	—	0.1	—	—
Amortization of unrecognized net loss (gain)	2.3	2.0	1.3	1.7	(0.1)	(0.4)
Net periodic cost (benefit) recognized	$6.8	$6.7	$3.8	$4.5	$0.2	$(0.1)

11.	Shareholders’ Equity
Dividends – On February 16, 2015, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.16 per share to $0.18 per share payable beginning on April 10, 2015. On February 17, 2014, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.14 per share to $0.16 per share payable quarterly beginning on April 11, 2014. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the prior $750.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice.
We repurchased 1,382,025 shares of our outstanding common stock for $79.9 million, and 1,436,423 shares for $109.6 million, during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we have $384.5 million of remaining capacity under our current share repurchase program.

12.	Income Taxes
For the three months ended March 31, 2015, we earned $58.2 million before taxes and provided for income taxes of $28.5 million resulting in an effective tax rate of 49.0%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2015 primarily due to tax impacts of our realignment program and the Venezuelan exchange rate remeasurement loss.
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
As of March 31, 2015, the amount of unrecognized tax benefits increased by $8.1 million from December 31, 2014. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2012, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2007. We are currently under examination for various years in Austria, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $11.0 million within the next 12 months.

13.	Segment Information
During the three months ended March 31, 2015, we made composition changes to our Engineered Product Division ("EPD") and IPD reportable segments to take into consideration the acquisition of SIHI that was finalized on January 7, 2015. Effective January 1, 2015, certain activities, primarily related to engineered pumps and seals, that were previously included in the IPD business segment will now be reported in the EPD business segment. These changes did not materially impact segment results or segment assets. We did not change our business segments, management structure, chief operating decision maker or how we evaluate segment performance and allocate resources. Prior periods were retrospectively adjusted to conform to the new reportable segment composition. The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$473,413	$214,711	$326,496	$1,014,620	$—	$1,014,620
Intersegment sales	10,747	8,655	667	20,069	(20,069)	—
Segment operating income (loss)	68,828	(13,338)	54,715	110,205	(16,829)	93,376

Three Months Ended March 31, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$510,311	$175,994	$381,831	$1,068,136	$—	$1,068,136
Intersegment sales	13,785	10,190	1,107	25,082	(25,082)	—
Segment operating income	81,353	18,788	83,133	183,274	(18,948)	164,326

14. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2015 and 2014:

	2015				2014
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(238,533)	$(135,398)	$(5,210)	$(379,141)	$(89,953)	$(129,528)	$(814)	$(220,295)
Other comprehensive (loss) income before reclassifications	(106,434)	5,501	(8,353)	(109,286)	(2,509)	298	24	(2,187)
Amounts reclassified from AOCL	—	2,390	3,207	5,597	5,460	2,481	144	8,085
Net current-period other comprehensive (loss) income	(106,434)	7,891	(5,146)	(103,689)	2,951	2,779	168	5,898
Balance - March 31	$(344,967)	$(127,507)	$(10,356)	$(482,830)	$(87,002)	$(126,749)	$(646)	$(214,397)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.3 million and $1.2 million at January 1, 2015 and 2014 and $1.3 million and $1.4 million at March 31, 2015 and 2014. Includes accumulated net investment hedge losses of $2.1 million, net of deferred taxes, at March 31, 2015. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2015(1)	2014(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Selling, general and administrative expense	$—	$(5,460)
	Tax benefit	—	—
	Net of tax	$—	$(5,460)

Cash flow hedging activity
Foreign exchange contracts	Other expense, net	$(3,327)	$—
	Sales	$(1,182)	$(230)
	Tax benefit	1,302	86
	Net of tax	$(3,207)	$(144)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(3,424)	$(3,427)
Prior service costs(2)		(156)	(118)
	Tax benefit	1,190	1,064
	Net of tax	$(2,390)	$(2,481)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

At March 31, 2015, we expect to recognize a loss of $7.1 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at March 31, 2015.

15. Realignment Program
In the first quarter of 2015, we initiated a realignment program to reduce and optimize certain non-strategic QRC and manufacturing facilities primarily resulting from the SIHI acquisition. We expect total charges will be $39.0 million for approved plans, of which $26.3 million has been incurred through March 31, 2015. We anticipate that the majority of the charges will be incurred through the remainder of 2015 and early 2016.
The realignment program consists of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and primarily represent employee severance. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income.
Realignment charges, net of adjustments, were $26.3 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Of the 2015 charges, $20.6 million was recorded in IPD and $0.6 million in EPD, and $5.0 million was reported in income tax expense in our condensed consolidated statement of income for the three months ended March 31, 2015. The majority of these charges are restructuring in nature.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. There were no asset write-downs for the three months ended March 31, 2015. The majority of the cash payments will be incurred through the remainder of 2015 and early 2016. The restructuring reserve related to our realignment programs was $21.2 million and $1.1 million at March 31, 2015 and December 31, 2014, respectively. Other than the aforementioned realignment charges there was no significant activity related to the restructuring reserve during the three months ended March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2014 Annual Report.
EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 20,000 employees in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 192 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque, Durco, Edward, Anchor/Darling, SIHI, Halberg and Durametallic, which we believe to be one of the most comprehensive in the industry. Our products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction ("EPC") firms, original equipment manufacturers, distributors and end users.
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
During the first three months of 2015, we were challenged by broad-based capital spending declines, originating in the oil and gas industry, and negative currency impacts caused by a stronger U.S. dollar. This was further compounded by economic and geo-political conditions in Latin America and the Middle East, and by strikes in several U.S. refineries. In addition, we experienced reduced activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets.
Our solid operational foundation enables us to take advantage of market conditions and maintain solid margins and our competitive position going forward. To better align costs and improve long-term efficiency, we plan to accelerate both short- and long-term strategic plans, including further targeted manufacturing optimization, through the transfer of activities from high-cost regions to lower-cost facilities, and SG&A efficiency initiatives. We estimate an approximate 5% reduction in our global workforce. With an expected additional near-term investment of approximately $100 million, we expect the results of these actions will deliver annualized run-rate savings of approximately $70 million beyond the synergies associated with the SIHI acquisition.
RESULTS OF OPERATIONS — Three months ended March 31, 2015 and 2014
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective January 7, 2015, we acquired for inclusion in IPD, 100% of SIHI, a global provider of engineered vacuum and fluid pumps and related services. The impact of the acquisition of SIHI for the three months ended March 31, 2015 includes bookings of $85.2 million, sales of $66.8 million, gross profit (loss) of $(0.6) million, operating loss of $32.8 million (including acquisition-related costs of $5.0 million and realignment costs of $21.3 million) and period end backlog of $127.2 million.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 31, 2014 we sold our FCD Naval business to a Finnish valve manufacturer.
As discussed in Note 15 to our condensed consolidated financial statements included in this Quarterly Report, during the three months ended March 31, 2015, we initiated a realignment program to reduce and optimize certain non-strategic QRC and manufacturing facilities primarily resulting from the SIHI acquisition. We expect total charges will be $39.0 million for approved plans, of which $26.3 million has been incurred through March 31, 2015. We anticipate that the majority of the charges will incurred through the remainder of 2015 and early 2016.
The realignment program consists of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and primarily represent employee severance. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income.
Realignment charges, net of adjustments, were $26.3 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Of the 2015 charges $20.6 million was recorded in IPD and $0.6 million in EPD, and $5.0 million was reported in income tax expense in our condensed consolidated statement of income for the three months ended March 31, 2015. The majority of these charges are restructuring in nature. Upon completion of the realignment program, we expect annual cost savings of approximately $11 million, with a portion realized in 2016.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. There were no asset write-downs for the three months ended March 31, 2015. The majority of the cash payments related to our realignment program will be incurred through the remainder of 2015 and early 2016. The restructuring reserve related to our realignment programs was $21.2 million and $1.1 million at March 31, 2015 and December 31, 2014, respectively. Other than the aforementioned realignment charges there was no significant activity related to the restructuring reserve during the three months ended March 31, 2015.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Bookings	$1,042.6	$1,193.9
Sales	1,014.6	1,068.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2015 decreased by $151.3 million, or 12.7%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $81 million. The decrease during the three months ended March 31, 2015 was primarily driven by the oil and gas industry, and to a lesser extent, chemical, general industries and the power generation industries. The decrease was more heavily weighted toward customer original equipment bookings. Excluding the $85.2 million impact of SIHI, bookings for the three months ended March 31, 2015 decreased by $236.5 million, or 19.8%, as compared with the same period in 2014.

Sales for the three months ended March 31, 2015 decreased by $53.5 million, or 5.0%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $88 million. The decrease was more heavily weighted towards original equipment sales, and decreased sales into Asia Pacific, Latin America and the Middle East were partially offset by increased sales into North America. Net sales to international customers, including export sales from the U.S., were approximately 64% and 68% of total sales for the three months ended March 31, 2015 and 2014, respectively. Excluding the $66.8 million impact of SIHI, sales for the three months ended March 31, 2015 decreased by $120.3 million, or 11.3%, as compared with the same period in 2014.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,689.4 million at March 31, 2015 decreased by $14.8 million, or 0.5%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $129 million. Approximately 25% of the backlog at March 31, 2015 was related to aftermarket orders. Excluding the $127.2 million impact of SIHI, backlog decreased by $142.0 million, or 5.3%, as compared with December 31, 2014.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2015	2014
Gross profit	$331.7	$377.1
Gross profit margin	32.7%	35.3%

Gross profit for the three months ended March 31, 2015 decreased by $45.4 million, or 12.0%, as compared with the same period in 2014. Gross profit margin for the three months ended March 31, 2015 of 32.7% decreased from 35.3% for the same period in 2014. The decrease in gross profit margin was primarily attributed to the negative impact of margins on acquired SIHI backlog and inventory ("Purchase Price Adjustments"), $13.2 million of charges related to our realignment program, and to a lesser extent, certain lower margin projects that shipped from backlog, as compared with the same period in 2014, partially offset by a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 44% of total sales, as compared with approximately 43% of total sales for the same period in 2014.

Selling, General and Administrative Expense ("SG&A")

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2015	2014
SG&A	$239.9	$216.2
SG&A as a percentage of sales	23.6%	20.2%

SG&A for the three months ended March 31, 2015 increased by $23.7 million, or 11.0%, as compared with the same period in 2014 and included the impact of $32.1 million of SIHI SG&A. Currency effects yielded a decrease of approximately $18 million. SG&A as a percentage of sales for the three months ended March 31, 2015 increased 340 basis points as compared with the same period in 2014 due primarily to $8.1 million of charges related to our realignment program, $5.0 million of SIHI acquisition-related costs and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014 that did not recur.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Net earnings from affiliates	$1.6	$3.4

Net earnings from affiliates for the three months ended March 31, 2015 decreased $1.8 million, or 52.9%, as compared with the same period in 2014. The decrease was primarily a result of decreased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2015	2014
Operating income	$93.4	$164.3
Operating income as a percentage of sales	9.2%	15.4%

Operating income for the three months ended March 31, 2015 decreased by $70.9 million, or 43.2%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $12 million. The decrease was primarily a result of the $45.4 million decrease in gross profit and the $23.7 million increase in SG&A.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Interest expense	$(16.0)	$(15.1)
Interest income	0.8	0.3

Interest expense for the three months ended March 31, 2015 increased $0.9 million as compared with the same period in 2014. The increase was primarily attributable to interest expense associated with the initial borrowings from our Revolving Credit Facility that was used to partially fund the SIHI acquisition. At March 31, 2015, approximately 82% of our total debt was at fixed interest rates, after the effects of $25.0 million of notional interest rate swaps.

Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Other expense, net	$(19.9)	$(2.9)

Other expense, net for the three months ended March 31, 2015 increased $17.0 million as compared with the same period in 2014, due primarily to a $40.5 million increase in losses arising from transactions in currencies other than our sites' functional currencies, including the impact of the $18.5 million loss as a result of the remeasurement of our Venezuelan bolivar-denominated net monetary assets, partially offset by a $23.5 million increase in gains on foreign exchange contracts. The net change, excluding the Venezuelan exchange rate remeasurement loss, is primarily due to the foreign currency exchange rate movements of the Brazilian real and Euro in relation to the U.S. dollar during the three months ended March 31, 2015, as compared with the same period in 2014.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2015	2014
Provision for income taxes	$28.5	$38.0
Effective tax rate	49.0%	25.9%

Our effective tax rate of 49.0% for the three months ended March 31, 2015 increased from 25.9% for the same period in 2014. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2015 primarily due to tax impacts of the realignment program and the Venezuelan exchange rate remeasurement loss.
Other Comprehensive (Loss) Income

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Other comprehensive (loss) income	$(103.7)	$5.9

Other comprehensive loss for the three months ended March 31, 2015 increased $109.6 million to a loss of $103.7 million as compared to income of $5.9 million in 2014. The increase was primarily due to the weakening of the Euro versus the U.S. dollar during the three months ended March 31, 2015, as compared with the same period in 2014.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Effective January 1, 2015, we made composition changes to our EPD and IPD reportable segments to take into consideration the acquisition of SIHI. Certain operations that were previously included in the IPD reportable segment are reported in the EPD reportable segment to align with how operations are managed and reported. Prior periods were retrospectively adjusted to conform to the new reportable segment composition. These changes did not materially impact segment results. In addition, IPD includes operations of SIHI acquired in January 2015.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 48 countries with 33 manufacturing facilities worldwide, ten of which are located in Europe, 11 in North America, seven in Asia and five in Latin America, and it has 130 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2015	2014
Bookings	$495.4	$628.2
Sales	484.2	524.1
Gross profit	165.6	185.3
Gross profit margin	34.2%	35.4%
Segment operating income	68.8	81.4
Segment operating income as a percentage of sales	14.2%	15.5%
Bookings for the three months ended March 31, 2015 decreased by $132.8 million, or 21.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $45 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the chemical, power generation and general industries. Decreased bookings of $59.9 million into Asia Pacific, $44.5 million into North America, $23.8 million into Latin America, $12.1 million into Europe and $9.9 million into the Middle East, were partially offset by increased bookings of $4.3 million into Africa. The decrease was more heavily weighted towards customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $14.5 million.
Sales for the three months ended March 31, 2015 decreased $39.9 million, or 7.6%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $49 million. The decrease was more heavily weighted towards customer original equipment sales, resulting from decreased sales of $32.7 million into Asia Pacific and $5.8 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.0 million.
Gross profit for the three months ended March 31, 2015 decreased by $19.7 million, or 10.6%, as compared with the same period in 2014. Gross profit margin for the three months ended March 31, 2015 of 34.2% decreased from 35.4% for the same period in 2014. The decrease in gross profit margin was primarily attributable to certain lower margin projects that shipped from backlog, as compared with the same period in 2014, partially offset by a mix shift to higher margin aftermarket sales.
Operating income for the three months ended March 31, 2015 decreased by $12.6 million, or 15.5%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $8 million. The decrease was due to a $19.7 million decrease in gross profit, partially offset by a $9.1 million decrease in SG&A (including a decrease due to currency effects of approximately $10 million).
Backlog of $1,460.5 million at March 31, 2015 decreased by $112.8 million, or 7.2%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $76 million. Backlog at March 31, 2015 and December 31, 2014 included $14.8 million and $16.3 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 24 manufacturing facilities, six of which are located in the U.S and 13 in Europe, four in Asia and it operates 34 QRCs worldwide, including 21 sites in Europe, six in the U.S. and four in Asia, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2015	2014
Bookings	$247.7	$191.8
Sales	223.4	186.2
Gross profit	42.9	45.9
Gross profit margin	19.2%	24.7%
Segment operating (loss) income	(13.3)	18.8
Segment operating (loss) income as a percentage of sales	(6.0)%	10.1%

As discussed in Note 2, we acquired SIHI on January 7, 2015. SIHI's post-acquisition operating results are included in IPD's segment results of operation above. No proforma information has been provided for the acquisition due to immateriality. The impact of the acquisition of SIHI for the three months ended March 31, 2015 includes bookings of $85.2 million, sales of $66.8 million, gross profit (loss) of $(0.6) million, operating loss of $32.8 million (including acquisition-related costs of $5.0 million and realignment costs of $20.6 million) and period end backlog of $127.2 million. The gross profit (loss) and operating loss primarily resulted from the negative impact of margins on acquired inventory and backlog ("Purchase Accounting Adjustments"), acquisition-related costs and charges related to our realignment program.
Bookings for the three months ended March 31, 2015 increased by $55.9 million, or 29.1%, as compared with the same period in 2014. The increase included negative currency effects of approximately $10 million. The increase in customer bookings was primarily driven by general industries, chemical and the power generation industry. The bookings increase of $33.6 million into Europe and $21.9 million increase into the Middle East was partially offset by a $9.3 million decrease into Africa. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $0.9 million. Excluding the $85.2 million impact of SIHI, bookings for the three months ended March 31, 2015 decreased by $29.3 million, or 15.3%, as compared with the same period in 2014.
Sales for the three months ended March 31, 2015 increased $37.2 million, or 20.0%, as compared with the same period in 2014. The increase included negative currency effects of approximately $11 million. Increased customer sales of $33.3 million into Europe and $17.1 million into Asia Pacific, were partially offset by decreased sales of $13.5 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.5 million. Excluding the $66.8 million impact of SIHI, sales for the three months ended March 31, 2015 decreased by $29.6 million, or 15.9%, as compared with the same period in 2014.
Gross profit for the three months ended March 31, 2015 decreased by $3.0 million, or 6.5%, as compared with the same period in 2014. Gross profit margin for the three months ended March 31, 2015 of 19.2% decreased from 24.7% for the same period in 2014. The decrease was primarily attributable to the negative impact of SIHI 's Purchase Accounting Adjustments and $13.2 million of charges related to our realignment program.
Operating income for the three months ended March 31, 2015 decreased by $32.1 million, or 170.7%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to the $3.0 million decrease in gross profit and a $29.1 million increase in SG&A due primarily to the inclusion of SIHI's SG&A which included $7.4 million of charges related to our realignment program and $5.0 million of acquisition-related costs.
Backlog of $533.1 million at March 31, 2015 increased by $139.2 million, or 35.3%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $17 million. Backlog at March 31, 2015 and December 31, 2014 included $19.7 million and $18.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Excluding the $127.2 million impact of SIHI, backlog increased by $12.0 million, or 3.0%, as compared with December 31, 2014.
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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2015	2014
Bookings	$323.0	$413.7
Sales	327.2	382.9
Gross profit	118.9	144.4
Gross profit margin	36.3%	37.7%
Segment operating income	54.7	83.1
Segment operating income as a percentage of sales	16.7%	21.7%
Bookings for the three months ended March 31, 2015 decreased $90.7 million, or 21.9%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $26 million. The decrease in customer bookings was primarily driven by the oil and gas, general industries and the chemical industries. Customer bookings decreased $44.3 million into Europe, $31.2 million into Asia Pacific and $10.3 million into Latin America. The decrease was driven by decreased customer original equipment bookings.
Sales for the three months ended March 31, 2015 decreased $55.7 million, or 14.5%, as compared with the same period in 2014. The sale of the Naval business in the first quarter of 2014 resulted in a negative impact to the comparison of approximately 2%. The decrease included negative currency effects of approximately $28 million and was primarily driven by decreased customer original equipment sales. A sales decrease of $28.6 million into Europe, $16.3 million into the Middle East and $8.5 million into Asia Pacific were partially offset by an increase of $7.1 million into North America.
Gross profit for the three months ended March 31, 2015 decreased by $25.5 million, or 17.7%, as compared with the same period in 2014. Gross profit margin for the three months ended March 31, 2015 of 36.3% decreased from 37.7% for the same period in 2014. The decrease in gross profit margin was primarily attributable to unfavorable shift in product line mix.
Operating income for the three months ended March 31, 2015 decreased by $28.4 million, or 34.2%, as compared with the same period in 2014. Currency effects provided a negative currency effects of approximately $4 million. The decrease was primarily attributable to the $25.5 million decrease in gross profit and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014 that did not recur, partially offset by lower bad debt and selling-related expenses.
Backlog of $733.9 million at March 31, 2015 decreased by $40.9 million, or 5.3%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $36 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Net cash flows used by operating activities	$(93.2)	$(84.7)
Net cash flows (used) provided by investing activities	(423.9)	15.4
Net cash flows provided (used) by financing activities	418.9	(129.2)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2015 was $333.8 million, as compared with $450.4 million at December 31, 2014.
Our cash balance decreased by $116.6 million to $333.8 million as of March 31, 2015 as compared with December 31, 2014. The cash used during the first three months of 2015 included $341.5 million of payments for acquisitions, $79.9 million of share repurchases, $84.0 million in capital expenditures, $21.7 million in dividend payments and $10.0 million of payments on long-term debt, partially offset by $523.4 million in proceeds from the issuance of the 2022 Euro Senior Notes.
For the three months ended March 31, 2015, our cash used by operating activities was $93.2 million, as compared with $84.7 million for the same period in 2014, as a result of lower net earnings and working capital changes. Working capital increased for the three months ended March 31, 2015, due primarily to lower accounts payable of $131.2 million and higher inventory of $117.8 million, partially offset by lower accounts receivable of $59.4 million.
Decreases in accounts receivable provided $59.4 million of cash flow for the three months ended March 31, 2015 as compared with $77.3 million for the same period in 2014. As of March 31, 2015, our days’ sales outstanding ("DSO") was 94 days as compared with 90 days as of March 31, 2014. We have experienced increased aging and slower collections of accounts receivable with certain customers in Latin America due to unfavorable economic conditions in the region. However, these accounts receivable have extended terms compared to our usual terms and are not disputed, and we do not expect and have not historically had write-offs relating to these customers. For reference purposes based on 2015 sales, an improvement in our DSO of one day could provide approximately $11 million in cash flow.
Increases in inventory used $117.8 million of cash flow for the three months ended March 31, 2015 as compared with $77.0 million for the same period in 2014. Inventory turns were 2.4 and 2.5 times for March 31, 2015 and 2014, respectively. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2015 data, an improvement of one-tenth of a turn could yield approximately $33 million in cash flow. Decreases in accounts payable used $131.2 million of cash flow for the three months ended March 31, 2015 as compared with $132.5 million for the same period in 2014.

Cash flows used by investing activities during the three months ended March 31, 2015 were $423.9 million as compared with cash provided of $15.4 million for the same period in 2014. Capital expenditures during the three months ended March 31, 2015 were $84.0 million, an increase of $52.3 million as compared with the same period in 2014. Our capital expenditures are focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities. In 2015, total capital expenditures are expected to be between $170 million and $180 million, including our investment to further expand and consolidate our valve activities in China and before consideration of any acquisition activity. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2015 we acquired SIHI for $341.5 million in cash and during the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds.
Cash flows provided by financing activities during the three months ended March 31, 2015 were $418.9 million as compared with a use of $129.2 million for the same period in 2014. Cash inflows during the three months ended March 31, 2015 resulted primarily from $523.4 million in net proceeds from the issuance of the 2022 Euro Senior Notes, partially offset by outflows from the repurchase of $79.9 million of common shares and $21.7 million of dividend payments. Cash outflows for the same period in 2014 resulted primarily from the repurchase of $109.6 million of common shares and $19.4 million in dividend payments.
Approximately 11% of our Term Loan Facility is due to mature in the remainder of 2015 and approximately 19% in 2016. Our Senior Credit Facility matures in October 2018. After the effects of $25.0 million of notional interest rate swaps on the Term Loan Facility, approximately 82% of our total debt was at fixed interest rates at March 31, 2015. As of March 31, 2015, we had available capacity of $921.1 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
During the three months ended March 31, 2015 and 2014, we made no contributions to our U.S. pension plan. At December 31, 2014, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2015, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At March 31, 2015, $273.2 million of our total cash balance of $333.8 million was held by foreign subsidiaries, $203.1 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $203.1 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the prior $750.0 million share repurchase authorization. As of March 31, 2015, we have $384.5 million of remaining capacity under our current share repurchase program. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of our acquisition and disposition.
Financing
Credit Facilities
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.

See Note 10 to our consolidated financial statements included in our 2014 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through March 31, 2015.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2015, include:

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

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2014 Annual Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission ("SEC") and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2015, after the effect of interest rate swaps, we had $295.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.52%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.7 million for the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, we had $25.0 million and $40.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(106.4) million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of March 31, 2015, we had a U.S. dollar equivalent of $579.9 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $547.0 million million at December 31, 2014. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $19.1 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2015, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2015 would have impacted our net earnings by approximately $1 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party to the legal proceedings that are described in Note 9 to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2014 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in risk factors discussed in our 2014 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2014 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 11 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2015, we repurchased a total of 1,382,025 shares of our common stock for $79.9 million (representing an average cost of $57.81 per share). As of March 31, 2015, we have $384.5 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	523,662	(1)	$56.91	513,000	$435.2
February 1 - 28	549,367	(2)	57.86	466,607	408.2
March 1 - 31	571,947	(3)	58.45	402,418	384.5
Total	1,644,976		$57.76	1,382,025
__________________________________

(1)	Includes 10,662 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $55.69.

(2)
Includes 80,196 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $57.90, and includes 2,564 shares purchased at a price of $62.21 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Includes 169,529 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $57.36.

Item 6.	Exhibits.
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

FLOWSERVE CORPORATION

Date:	April 30, 2015	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2015	/s/ Malcolm H. Platt
Malcolm H. Platt
Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.