Form 10-Q
period 2015-06-30
FLOWSERVE CORP
filed 2015-07-30
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 22, 2015, there were 133,368,108 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2015 and 2014 (unaudited)	2
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2015 and 2014 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2015 and December 31, 2014 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2015 and 2014 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4. Controls and Procedures.	35

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	36
Item 1A. Risk Factors.	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 6. Exhibits.	37
SIGNATURES	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2015	2014
Sales	$1,162,247	$1,224,378
Cost of sales	(793,155)	(794,072)
Gross profit	369,092	430,306
Selling, general and administrative expense	(243,594)	(238,178)
Net earnings from affiliates	2,079	2,187
Operating income	127,577	194,315
Interest expense	(15,392)	(15,027)
Interest income	249	507
Other expense, net	(4,882)	(3,836)
Earnings before income taxes	107,552	175,959
Provision for income taxes	(30,920)	(50,794)
Net earnings, including noncontrolling interests	76,632	125,165
Less: Net earnings attributable to noncontrolling interests	(1,624)	(1,652)
Net earnings attributable to Flowserve Corporation	$75,008	$123,513
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.56	$0.90
Diluted	0.56	0.90
Cash dividends declared per share	$0.18	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2015	2014
Net earnings, including noncontrolling interests	$76,632	$125,165
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $(8,161) and $(4,677), respectively	13,666	7,782
Pension and other postretirement effects, net of taxes of $(134) and $(819), respectively	1,780	1,463
Cash flow hedging activity, net of taxes of $(1,582) and $12, respectively	3,427	(65)
Other comprehensive income	18,873	9,180
Comprehensive income, including noncontrolling interests	95,505	134,345
Comprehensive loss attributable to noncontrolling interests	(3,059)	(1,651)
Comprehensive income attributable to Flowserve Corporation	$92,446	$132,694

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2015	2014
Sales	$2,176,867	$2,292,514
Cost of sales	(1,476,045)	(1,485,086)
Gross profit	700,822	807,428
Selling, general and administrative expense	(483,521)	(454,405)
Net earnings from affiliates	3,652	5,617
Operating income	220,953	358,640
Interest expense	(31,429)	(30,176)
Interest income	1,006	838
Other expense, net	(24,828)	(6,741)
Earnings before income taxes	165,702	322,561
Provision for income taxes	(59,426)	(88,809)
Net earnings, including noncontrolling interests	106,276	233,752
Less: Net earnings attributable to noncontrolling interests	(3,602)	(2,505)
Net earnings attributable to Flowserve Corporation	$102,674	$231,247
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.76	$1.68
Diluted	0.76	1.67
Cash dividends declared per share	$0.36	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2015	2014
Net earnings, including noncontrolling interests	$106,276	$233,752
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $55,400 and $(6,451), respectively	(92,768)	10,733
Pension and other postretirement effects, net of taxes of $(3,525) and $(1,757), respectively	9,671	4,242
Cash flow hedging activity, net of taxes of $445 and $(58), respectively	(1,719)	103
Other comprehensive (loss) income	(84,816)	15,078
Comprehensive income, including noncontrolling interests	21,460	248,830
Comprehensive loss attributable to noncontrolling interests	(5,056)	(2,682)
Comprehensive income attributable to Flowserve Corporation	$16,404	$246,148

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$315,304	$450,350
Accounts receivable, net of allowance for doubtful accounts of $31,729 and $25,469, respectively	1,042,404	1,082,447
Inventories, net	1,129,695	995,564
Deferred taxes	153,395	158,912
Prepaid expenses and other	138,142	106,890
Total current assets	2,778,940	2,794,163
Property, plant and equipment, net of accumulated depreciation of $844,655 and $836,981, respectively	767,904	693,881
Goodwill	1,236,374	1,067,255
Deferred taxes	27,047	31,419
Other intangible assets, net	242,671	146,337
Other assets, net	259,186	234,965
Total assets	$5,312,122	$4,968,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$502,969	$611,715
Accrued liabilities	781,812	794,072
Debt due within one year	67,365	53,131
Deferred taxes	13,272	12,957
Total current liabilities	1,365,418	1,471,875
Long-term debt due after one year	1,626,150	1,101,791
Retirement obligations and other liabilities	536,641	452,511
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	478,629	495,600
Retained earnings	3,469,687	3,415,738
Treasury shares, at cost – 44,200 and 42,444 shares, respectively	(1,945,235)	(1,830,919)
Deferred compensation obligation	11,180	10,558
Accumulated other comprehensive loss	(466,676)	(380,406)
Total Flowserve Corporation shareholders’ equity	1,768,576	1,931,562
Noncontrolling interests	15,337	10,281
Total equity	1,783,913	1,941,843
Total liabilities and equity	$5,312,122	$4,968,020

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2015	2014
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$106,276	$233,752
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	49,270	46,316
Amortization of intangible and other assets	17,833	9,327
Gain on sale of business	—	(13,403)
Excess tax benefits from stock-based payment arrangements	(5,858)	(8,490)
Stock-based compensation	17,396	18,272
Foreign currency and other non-cash adjustments	49,794	11,489
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	45,376	(14,695)
Inventories, net	(113,005)	(115,109)
Prepaid expenses and other	(2,017)	(8,038)
Other assets, net	(22,435)	(1,692)
Accounts payable	(124,001)	(85,599)
Accrued liabilities and income taxes payable	(24,471)	(86,059)
Retirement obligations and other liabilities	7,003	(5)
Net deferred taxes	16,903	2,667
Net cash flows provided (used) by operating activities	18,064	(11,267)
Cash flows – Investing activities:
Capital expenditures	(113,794)	(53,666)
Payments for acquisition, net of cash acquired	(341,545)	—
Proceeds from disposal of assets	1,872	789
Proceeds from sale of business, net of cash divested	—	46,805
Net cash flows used by investing activities	(453,467)	(6,072)
Cash flows – Financing activities:
Excess tax benefits from stock-based payment arrangements	5,858	8,490
Payments on long-term debt	(20,000)	(20,000)
Proceeds from issuance of senior notes	526,332	—
Payments of deferred loan cost	(5,108)	—
Proceeds under other financing arrangements	2,902	13,233
Payments under other financing arrangements	(7,631)	(4,789)
Repurchases of common shares	(139,644)	(153,068)
Payments of dividends	(45,928)	(41,382)
Other	160	(2,499)
Net cash flows provided (used) by financing activities	316,941	(200,015)
Effect of exchange rate changes on cash	(16,584)	(2,881)
Net change in cash and cash equivalents	(135,046)	(220,235)
Cash and cash equivalents at beginning of period	450,350	363,804
Cash and cash equivalents at end of period	$315,304	$143,569

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report").
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three and six months ended June 30, 2015 represented less than 0.5% of consolidated sales and its assets at June 30, 2015 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at June 30, 2015. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer were approximately 8% of our gross accounts receivable at June 30, 2015. Given the experienced delays in collecting payments we estimate that approximately 58% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our June 30, 2015 condensed consolidated balance sheet as compared to 48% at December 31, 2014.
In the first quarter of 2014, the Venezuelan government expanded the use of periodic auctions for U.S. dollars conducted under the Complementary System of Foreign Currency Administration ("SICAD I"). At June 30, 2015 the SICAD I exchange rate was 12.8 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar ("Official"). In addition, during the second quarter of 2014 the Venezuelan government created a third currency exchange mechanism ("SICAD II"). In February 2015, the Venezuelan government created a new currency exchange mechanism, SIMADI, which replaced the SICAD II mechanism. At June 30, 2015, the SIMADI exchange rate was 197 bolivars to the U.S. dollar.
As of March 31, 2015, we determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement, in the first quarter of 2015 we recognized a loss of $20.6 million of which $18.5 million was reported in other expense, net and $2.1 million in cost of goods sold in our condensed consolidated statement of income and resulted in no tax benefit.
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
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2015, are detailed in Note 1 to our consolidated financial statements included in our 2014 Annual Report.
Accounting Developments
Pronouncements Implemented
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-11 "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." This ASU

changes the accounting for repurchase-to-maturity transactions and linked repurchase financings so that such transactions will now be accounted for as secured borrowings. This accounting change is effective for the first interim or annual period beginning after December 15, 2014 and early adoption is not permitted. There are also new disclosure requirements in this ASU. Our adoption of ASU No. 2014-11, as of January 1, 2015, did not have an impact on our consolidated financial condition and results of operations.
In May 2015, the FASB issued ASU No. 2015-08, "Business Combinations (Topic 805), Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115." This ASU amends various U.S. Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance Staff Accounting Bulletin No. 115. The amendments conforms the Board’s guidance on pushdown accounting to that of the SEC. We adopted the amendments of this ASU immediately and it did not have an impact on our consolidated financial condition and results of operations.
 Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In July 2015 the FASB voted to delay the effective date of ASU 2014-09 by one year. As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. We are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial condition and results of operations.
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
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides explicit guidance about a customer's accounting for fees paid in connection with a cloud computing arrangements. ASU 2015-05 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU No. 2015-05 is not expected to have a material impact on our consolidated financial condition and results of operations.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force)." The ASU removes the requirement to categorize all investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. ASU 2015-07 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU No. 2015-07 is not expected to have an impact on our consolidated financial condition and results of operations.

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
During the first quarter of 2015, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis. During the second quarter of 2015, we recorded measurement period adjustments, primarily related to the revision of the estimated fair value of our investment in an unconsolidated joint venture, and other reclassifications that had no net impact on goodwill. These adjustments were made to the preliminary amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. The allocation of the purchase price, including the above mentioned measurement period adjustments, is summarized below:

	January 7, 2015 (As originally reported)	Measurement Period Adjustments	January 7, 2015 (As adjusted)
	(Amounts in millions)
Accounts receivable	$56.2	$3.1	$59.3
Inventories	74.0	—	74.0
Prepaid expenses and other	17.2	0.5	17.7
Total current assets	147.4	3.6	151.0
Intangible assets
Trademarks	20.9	—	20.9
Existing customer relationships	45.3	—	45.3
Backlog	8.5	—	8.5
Engineering drawings and other	3.9	—	3.9
Total intangible assets	78.6	—	78.6
Property, plant and equipment	87.5	7.0	94.5
Long-term deferred tax asset	10.7	1.0	11.7
Investments in affiliates	11.6	(4.3)	7.3
Total assets	335.8	7.3	343.1
Current liabilities	(87.0)	(1.0)	(88.0)
Noncurrent liabilities	(101.7)	(13.0)	(114.7)
Net assets	147.1	(6.7)	140.4
Goodwill	194.4	6.7	201.1
Purchase price, net of cash acquired of $23.4 million	$341.5	$—	$341.5
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $201.1 million represents the value expected to be obtained from strengthening Flowserve’s portfolio of products and services through the addition of SIHI's engineered vacuum and fluid pumps, as well as the associated aftermarket services and parts. The goodwill related to this acquisition is recorded in the IPD segment and is not expected to be deductible for tax purposes. The trademarks are primarily indefinite-lived intangibles. Existing customer relationships, engineering drawings and backlog have expected weighted average useful lives of 10 years, 10 years and less than one year, respectively. In total, amortizable intangible assets have a weighted average useful live of approximately 9 years.

Subsequent to January 7, 2015, the revenues and expenses of SIHI have been included in our condensed consolidated statement of income. The SIHI acquisition generated sales of approximately $77.2 million and $144.1 million and decreased net earnings by approximately $13.5 million and $37.9 million for the three and six months ended June 30, 2015, respectively. SIHI's sales (unaudited) were approximately €270 million during its fiscal year ended November 30, 2014. No proforma financial information has been presented due to immateriality.
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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 4,251,797 were available for issuance as of June 30, 2015. The Flowserve Corporation 2004 Stock Compensation Plan expired on June 22, 2014, with 827,835 shares unissued. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $44.3 million and $30.6 million at June 30, 2015 and December 31, 2014, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2015 and 2014 was $1.6 million and $1.5 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2015 and 2014 was $39.3 million and $34.4 million, respectively
We recorded stock-based compensation expense of $5.5 million ($8.3 million pre-tax) and $5.5 million ($8.4 million pre-tax) for the three months ended June 30, 2015 and 2014, respectively. We recorded stock-based compensation expense of $11.5 million ($17.4 million pre-tax) and $12.0 million ($18.3 million pre-tax) for the six months ended June 30, 2015 and 2014, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2015
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2015	1,856,548	$52.29
Granted	648,819	55.86
Vested	(918,148)	42.84
Canceled	(97,235)	60.77
Outstanding - June 30, 2015	1,489,984	$59.12
Unvested Restricted Shares outstanding as of June 30, 2015, includes approximately 732,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2013 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,421,000 shares based on performance targets. As of June 30, 2015, we estimate vesting of approximately 893,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2014 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward and swap contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All designated foreign exchange hedging instruments are highly effective as of June 30, 2015.
Foreign exchange contracts designated as hedging instruments had a notional value of $69.6 million and $125.9 million, at June 30, 2015 and December 31, 2014, respectively. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $503.2 million and $421.1 million, at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the length of foreign exchange contracts currently in place ranged from eight days to 30 months.
Previously, as part of our risk management program, we entered into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2015 we had no notional amount in outstanding interest rate swaps with third parties, compared to $40.0 million as of December 31, 2014.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2015	2014
Current derivative assets	$2,517	$11,709
Noncurrent derivative assets	9	6
Current derivative liabilities	4,758	6,168
Noncurrent derivative liabilities	311	348

The fair value of interest rate swaps and foreign exchange contracts designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2015	2014
Current derivative assets	$152	$—
Current derivative liabilities	$6,467	$6,952
Noncurrent derivative liabilities	61	411
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Gain (loss) recognized in income	$1,901	$(1,421)	$26,981	$123
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 5 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three and six months months ended June 30, 2015.

5.	Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2015	2014
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount	$553,199	$—
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount	298,791	298,731
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount	498,547	498,460
Term Loan Facility, interest rate of 1.25% at June 30, 2015 and 1.51% at December 31, 2014	310,000	330,000
Capital lease obligations and other borrowings	32,978	27,731
Debt and capital lease obligations	1,693,515	1,154,922
Less amounts due within one year	67,365	53,131
Total debt due after one year	$1,626,150	$1,101,791

Senior Notes
On March 17, 2015, we completed a public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 ("2022 EUR Senior Notes"). The 2022 EUR Senior Notes bear an interest rate of 1.25% per year, payable each year on March 17, commencing on March 17, 2016. The 2022 EUR Senior Notes were priced at 99.336% of par value, reflecting a discount to the aggregate principal amount. The proceeds of the offering were €496.7 million ($526.3 million based on exchange rates in effect at the time the offering closed). We used a portion of the proceeds of the 2022 EUR Senior Notes to ultimately fund the acquisition of SIHI described in Note 2 and anticipate utilizing the remaining portion for other general corporate purposes.

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2014 Annual Report, our credit agreement provides for a $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 4, 2018. As of June 30, 2015 and December 31, 2014, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $85.5 million and $76.8 million at June 30, 2015 and December 31, 2014, respectively, which reduced our borrowing capacity to $914.5 million and $923.2 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all covenants at June 30, 2015.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) during the period ended June 30, 2015. During the six months ended June 30, 2015, we made scheduled repayments of $20.0 million under our Term Loan Facility. We have scheduled repayments of $10.0 million due in the next quarter, $15.0 million in the fourth quarter of 2015 and $15.0 million in the first and second quarters of 2016 on our Term Loan Facility.
Our Senior Notes and Senior Credit Facility were fully and unconditionally and jointly and severally guaranteed by certain of our 100% owned domestic subsidiaries. Pursuant to the terms of the Senior Credit Facility and the indentures governing the Senior Notes, any guarantees on our obligations were subject to release if the Company satisfactorily achieved and met the following guaranty release conditions: (a) obtains a ratings of BBB (stable outlook) or better from S&P and Baa2 (stable outlook) or better from Moody’s and (b) our domestic subsidiaries do not guarantee any material indebtedness. On February 27, 2015 Standard & Poor's Ratings Services raised its corporate credit and senior unsecured debt ratings rating on the Company to BBB from BBB-, with a stable outlook. As of March 11, 2015 Moody’s Investors Services' corporate credit and senior unsecured debt ratings rating on the Company was Baa2, with a stable outlook. As a result, the guarantees of the Senior Notes and Senior Credit Facility were released as of March 26, 2015 upon the discharge of the terms of the note indentures and Senior Credit Facility agreement; therefore, the Company is exempt from disclosing supplemental guarantor financial information in accordance with Rule 3-10 of Regulation S-X, promulgated under the Securities Act of 1933.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at June 30, 2015 was $1,331.2 million compared to the carrying value of $1,350.5 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2015 and December 31, 2014.

7.	Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2015	2014
Raw materials	$435,902	$352,928
Work in process	773,981	687,343
Finished goods	247,512	265,439
Less: Progress billings	(246,543)	(230,058)
Less: Excess and obsolete reserve	(81,157)	(80,088)
Inventories, net	$1,129,695	$995,564

8.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
Net earnings of Flowserve Corporation	$75,008	$123,513
Dividends on restricted shares not expected to vest	3	3
Earnings attributable to common and participating shareholders	$75,011	$123,516
Weighted average shares:
Common stock	133,742	136,613
Participating securities	495	573
Denominator for basic earnings per common share	134,237	137,186
Effect of potentially dilutive securities	594	809
Denominator for diluted earnings per common share	134,831	137,995
Earnings per common share:
Basic	$0.56	$0.90
Diluted	0.56	0.90

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
Net earnings of Flowserve Corporation	$102,674	$231,247
Dividends on restricted shares not expected to vest	6	6
Earnings attributable to common and participating shareholders	$102,680	$231,253
Weighted average shares:
Common stock	134,065	136,868
Participating securities	513	592
Denominator for basic earnings per common share	134,578	137,460
Effect of potentially dilutive securities	815	972
Denominator for diluted earnings per common share	135,393	138,432
Earnings per common share:
Basic	$0.76	$1.68
Diluted	0.76	1.67
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
United Nations Oil-for-Food Program
In mid-2006, the French authorities began an investigation of over 170 French companies, of which one of our French subsidiaries was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary filed a formal response with the French court. In July 2012, the French court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment. Hearings occurred on April 1-2, 2015, and the Company presented its defense and closing arguments. On June 18, 2015, the French court issued its ruling dismissing the case against the Company and the other defendants. However, on July 1, 2015, the French prosecutor lodged an appeal. We currently do not expect to incur additional case resolution costs of a material amount in this matter. However, if the French authorities ultimately take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse financial impact on our company.

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
As previously disclosed in our 2014 Annual Report, we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We have completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and are continuing to cooperate with the DOJ and SEC.  We recently received a subpoena from the SEC requesting additional information and documentation related to the matter and are in the process of responding.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2015 and 2014 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2015	2014	2015	2014	2015	2014
Service cost	$5.9	$5.8	$2.0	$1.8	$—	$—
Interest cost	4.2	4.3	2.9	3.7	0.3	0.3
Expected return on plan assets	(6.0)	(5.5)	(3.0)	(2.6)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	—
Amortization of unrecognized net loss (gain)	2.3	2.2	1.3	1.7	(0.2)	(0.2)
Net periodic cost recognized	$6.5	$6.9	$3.2	$4.6	$0.2	$0.1

Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2015 and 2014 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2015	2014	2015	2014	2015	2014
Service cost	$12.1	$11.5	$4.2	$3.5	$—	$—
Interest cost	8.5	8.7	6.2	7.4	0.6	0.6
Expected return on plan assets	(12.1)	(11.0)	(6.0)	(5.3)	—	—
Amortization of prior service cost	0.2	0.2	—	0.1	0.1	—
Amortization of unrecognized net loss (gain)	4.6	4.2	2.6	3.4	(0.3)	(0.6)
Net periodic cost recognized	$13.3	$13.6	$7.0	$9.1	$0.4	$—

11.	Shareholders’ Equity
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
We repurchased 1,072,421 shares of our outstanding common stock for $59.7 million, and 573,881 shares for $43.5 million, during the three months ended June 30, 2015 and 2014, respectively. We repurchased 2,454,446 shares of our outstanding common stock for $139.6 million, and 2,010,304 shares for $153.1 million, during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we have $324.8 million of remaining capacity under our current share repurchase program.

12.	Income Taxes
For the three months ended June 30, 2015, we earned $107.6 million before taxes and provided for income taxes of $30.9 million resulting in an effective tax rate of 28.7%. For the six months ended June 30, 2015, we earned $165.7 million before taxes and provided for income taxes of $59.4 million resulting in an effective tax rate of 35.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2015 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2015 primarily due to tax impacts of the realignment programs and the Venezuelan exchange rate remeasurement loss, partially offset by the net impact of foreign operations.
For the three months ended June 30, 2014, we earned $176.0 million before taxes and provided for income taxes of $50.8 million, resulting in an effective tax rate of 28.9%. For the six months ended June 30, 2014, we earned $322.6 million before taxes and provided for income taxes of $88.8 million, resulting in an effective tax rate of 27.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2014 primarily due to the net impact of foreign operations.
As of June 30, 2015, the amount of unrecognized tax benefits increased by $11.2 million from December 31, 2014. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2013, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2008. We are currently under examination for various years in Austria, France, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $10 million within the next 12 months.

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

Three Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$558,334	$248,659	$355,254	$1,162,247	$—	$1,162,247
Intersegment sales	12,431	12,156	1,111	25,698	(25,698)	—
Segment operating income	86,227	7,070	54,489	147,786	(20,209)	127,577

Three Months Ended June 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$626,380	$193,382	$404,616	$1,224,378	$—	$1,224,378
Intersegment sales	13,824	10,449	1,769	26,042	(26,042)	—
Segment operating income	108,771	30,176	79,129	218,076	(23,761)	194,315

Six Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,031,747	$463,371	$681,749	$2,176,867	$—	$2,176,867
Intersegment sales	23,177	20,812	1,778	45,767	(45,767)	—
Segment operating income (loss)	155,056	(6,269)	109,204	257,991	(37,038)	220,953

Six Months Ended June 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,136,691	$369,376	$786,447	$2,292,514	$—	$2,292,514
Intersegment sales	27,609	20,639	2,877	51,125	(51,125)	—
Segment operating income	190,136	48,964	162,262	401,362	(42,722)	358,640

14. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2015 and 2014:

	2015				2014
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)

Balance - April 1	$(344,967)	$(127,507)	$(10,356)	$(482,830)	$(87,002)	$(126,749)	$(646)	$(214,397)
Other comprehensive income (loss) before reclassifications	13,666	(675)	1,648	14,639	7,782	(1,193)	(167)	6,422
Amounts reclassified from AOCL	—	2,455	1,779	4,234	—	2,656	102	2,758
Net current-period other comprehensive income (loss)	13,666	1,780	3,427	18,873	7,782	1,463	(65)	9,180
Balance - June 30	$(331,301)	$(125,727)	$(6,929)	$(463,957)	$(79,220)	$(125,286)	$(711)	$(205,217)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.3 million and $1.4 million at April 1, 2015 and 2014, $2.7 million and $1.4 million at June 30, 2015 and 2014, respectively. Includes net investment hedge losses of $6.5 million, net of deferred taxes, for the three months ended June 30, 2015. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:
		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2015(1)	2014(1)
Cash flow hedging activity
Foreign exchange contracts	Sales	$(2,522)	$(161)
	Tax benefit	743	59
	Net of tax	$(1,779)	$(102)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(3,507)	$(3,605)
Prior service costs(2)		(156)	(221)
	Tax benefit	1,208	1,170
	Net of tax	$(2,455)	$(2,656)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the six months ended June 30, 2015 and 2014:

	2015				2014
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(238,533)	$(135,398)	$(5,210)	$(379,141)	$(89,953)	$(129,528)	$(814)	$(220,295)
Other comprehensive (loss) income before reclassifications	(92,768)	4,785	(6,705)	(94,688)	5,273	(894)	(143)	4,236
Amounts reclassified from AOCL	—	4,886	4,986	9,872	5,460	5,136	246	10,842
Net current-period other comprehensive (loss) income	(92,768)	9,671	(1,719)	(84,816)	10,733	4,242	103	15,078
Balance - June 30	$(331,301)	$(125,727)	$(6,929)	$(463,957)	$(79,220)	$(125,286)	$(711)	$(205,217)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.3 million and $1.2 million at January 1, 2015 and 2014 and $2.7 million and $1.4 million at June 30, 2015 and 2014, respectively. Includes net investment hedge losses of $8.6 million, net of deferred taxes, for the six months ended June 30, 2015. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2015(1)	2014(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Selling, general and administrative expense	$—	$(5,460)
	Tax benefit	—	—
	Net of tax	$—	$(5,460)

Cash flow hedging activity
Foreign exchange contracts	Other expense, net	$(3,327)	$—
	Sales	(3,704)	(391)
	Tax benefit	2,045	145
	Net of tax	$(4,986)	$(246)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(6,931)	$(7,031)
Prior service costs(2)		(354)	(339)
	Tax benefit	2,399	2,234
	Net of tax	$(4,886)	$(5,136)
_______________________________________

(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

At June 30, 2015, we expect to recognize a loss of $4.6 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at June 30, 2015.
15. Realignment Programs
In the first quarter of 2015, we initiated a realignment program ("R1 Realignment Program") to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. We anticipate a total investment in this program of approximately $54 million of which approximately $46 million is related to identified initiatives and is primarily restructuring, including related severance costs and primarily incurred by IPD. Realignment charges of $28.9 million were recorded in IPD, $0.7 million in EPD and $5.5 million was reported in income tax expense in our condensed consolidated statement of income for the six months ended June 30, 2015. We anticipate that the majority of any remaining charges will be incurred through the remainder of 2015 and 2016.
In the second quarter of 2015, we initiated a second realignment program ("R2 Realignment Program") to better align costs and improve long-term efficiency, including further manufacturing optimization, through the transfer of activities from high-cost regions to lower-cost facilities, consolidation of facilities and a reduction in our workforce. We anticipate a total investment in this program of approximately $100 million. We anticipate that the majority of the charges will be incurred through the remainder of 2015 and 2016.
The realignment programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income.
Total realignment charges were $33.2 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively. Total realignment charges were $59.4 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively. Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The total restructuring reserve related to our realignment programs was $33.0 million and $1.1 million at June 30, 2015 and December 31, 2014, respectively.
R1 Realignment Program
The following is a summary of total charges related to the R1 Realignment Program:

(Amounts in thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Restructuring Charges
COS	$5,311	$18,639
SG&A	2,690	10,245
	$8,001	$28,884
Non-Restructuring Charges
COS	$—	$—
SG&A	68	700
	$68	$700
Total Realignment Program Charges
COS	$5,311	$18,639
SG&A	2,758	10,945
	$8,069	$29,584

The following represents the activity, primarily severance, related to the restructuring reserve for the R1 Realignment Program:

(Amounts in thousands)
Balance at December 31, 2014	$—
Charges	20,883
Cash Expenditures	—
Other non-cash adjustments, including currency	(579)
Balance at March 31, 2015	$20,304
Charges	8,001
Cash Expenditures	(243)
Other non-cash adjustments, including currency	875
Balance at June 30, 2015	$28,937
R2 Realignment Program
The following is a summary of total charges related to the R2 Realignment Program:

Three and Six Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$110	$—	$1,019	$1,129	$—	$1,129
SG&A	122	—	2,342	2,464	—	2,464
	$232	$—	$3,361	$3,593	$—	$3,593
Non-Restructuring Charges
COS	$7,069	$927	$5,091	$13,087	$—	$13,087
SG&A	2,160	1,194	3,924	7,278	—	7,278
	$9,229	$2,121	$9,015	$20,365	$—	$20,365
Total Realignment Program Charges
COS	$7,179	$927	$6,110	$14,216	$—	$14,216
SG&A	2,282	1,194	6,266	9,742	—	9,742
	$9,461	$2,121	$12,376	$23,958	$—	$23,958

Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs. Other costs generally includes costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
Restructuring charges for the R2 Realignment Program are as follows:

(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
Three and Six Months Ended June 30, 2015
COS	$973	$—	$107	$49	$1,129
SG&A	1,754	—	634	76	2,464
Total	$2,727	$—	$741	$125	$3,593

The following represents the activity, primarily severance, related to the restructuring reserve for the R2 Realignment Program:

(Amounts in thousands)
Balance at March 31, 2015	$—
Charges	2,852
Cash Expenditures	(166)
Other non-cash adjustments, including currency	737
Balance at June 30, 2015	$3,423

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 19,000 employees in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 193 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.

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
During the first six months of 2015, we were challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. This was further compounded by economic and geo-political conditions in Latin America and the Middle East, and by strikes in several U.S. refineries. In addition, we experienced reduced activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets. We expect that the current environment will persist at least for the remainder of 2015.
To better align costs and improve long-term efficiency, we initiated realignment programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization, through the transfer of activities from high-cost regions to lower-cost facilities, consolidation of facilities and SG&A efficiency initiatives. We estimate an approximate 5% reduction in our global workforce. With an expected near-term investment of approximately $150 million, including projects not yet approved, we expect the results of our realignment programs will deliver annualized run-rate savings of approximately $100 million. In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.

RESULTS OF OPERATIONS — Three and six months ended June 30, 2015 and 2014
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.

As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective January 7, 2015, we acquired for inclusion in IPD, 100% of SIHI, a global provider of engineered vacuum and fluid pumps and related services. The impact of the acquisition of SIHI for the three months ended June 30, 2015 includes bookings of $61.5 million, sales of $77.2 million, gross profit of $8.9 million, operating loss of $16.4 million (including realignment costs of $8.0 million and acquisition-related costs of $2.3 million) and period end backlog of $132.2 million. The impact of the acquisition of SIHI for the six months ended June 30, 2015 includes bookings of $146.7 million, sales of $144.1 million, gross profit of $8.2 million and operating loss of $49.2 million (including acquisition-related costs of $7.3 million and realignment costs of $29.6 million).
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 31, 2014 we sold our FCD Naval business to a Finnish valve manufacturer and recognized a $13.4 million gain.
In the first quarter of 2015, we initiated the R1 Realignment Program to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. We anticipate a total investment in this program of approximately $54 million.
In the second quarter of 2015, we initiated the R2 Realignment Program to better align costs and improve long-term efficiency, including further manufacturing optimization, through the transfer of activities from high-cost regions to lower-cost facilities, consolidation of facilities and a reduction in our workforce. We anticipate a total investment in this program of approximately $100 million.
The total charges for realignment programs by segment are detailed below for the three months ended June 30, 2015:

Three Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,228	$6,285	$6,112	$19,625	$—	$19,625
SG&A	2,734	4,047	6,225	13,006	—	$13,006
	$9,962	$10,332	$12,337	$32,631	$—	$32,631
In addition to the charges above, $0.5 million related to the R1 Realignment Program was reported in income tax expense in our condensed consolidated statement of income for the three months ended June 30, 2015.
The total charges for realignment programs by segment are detailed below for the six months ended June 30, 2015:

Six Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,243	$19,444	$6,112	$32,799	$—	$32,799
SG&A	3,366	11,531	6,199	$21,096	—	21,096
	$10,609	$30,975	$12,311	$53,895	$—	$53,895
In addition to the charges above reported in COS or SG&A, $5.5 million related to the R1 Realignment Program was reported in income tax expense in our condensed consolidated statement of income for the six months ended June 30, 2015. We anticipate that the majority of the remaining charges related to our realignment programs will be incurred through the remainder of 2015 and early 2016.
Upon completion of the realignment programs, we expect annual run-rate cost savings of approximately $100 million, with a portion realized in 2015 and an increasingly larger amount in 2016 and 2017. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2015	2014
Bookings	$1,115.4	$1,384.2
Sales	1,162.2	1,224.4

	Six Months Ended June 30,
(Amounts in millions)	2015	2014
Bookings	$2,157.1	$2,577.7
Sales	2,176.9	2,292.5

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2015 decreased by $268.8 million, or 19.4%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $118 million. The decrease during the three months ended June 30, 2015 was primarily driven by the oil and gas industry, and to a lesser extent, chemical and general industries. The decrease was more heavily weighted toward customer original equipment bookings. Excluding the $61.5 million impact of SIHI, bookings for the three months ended June 30, 2015 decreased by $330.3 million, or 23.9%, as compared with the same period in 2014.

Bookings for the six months ended June 30, 2015 decreased by $420.6 million, or 16.3%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $198 million. The decrease during the six months ended June 30, 2015 was primarily driven by the oil and gas industry, and to a lesser extent, chemical, general industries and the power generation industries. The decrease was more heavily weighted toward customer original equipment bookings. Excluding the $146.7 million impact of SIHI, bookings for the six months ended June 30, 2015 decrease by $567.3 million, or 22.0%, as compared with the same period in 2014.

Sales for the three months ended June 30, 2015 decreased by $62.2 million, or 5.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $121 million. The decrease was more heavily weighted towards original equipment sales, and decreased sales into Asia Pacific, Latin America and the Middle East were partially offset by increased sales into Europe. Net sales to international customers, including export sales from the U.S., were approximately 65% and 68% of total sales for the three months ended June 30, 2015 and 2014, respectively. Excluding the $77.2 million impact of SIHI, sales for the three months ended June 30, 2015 decreased by $139.4 million, or 11.4%, as compared with the same period in 2014.

Sales for the six months ended June 30, 2015 decreased by $115.6 million, or 5.0%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $209 million. The decrease was more heavily weighted towards original equipment sales, and decreased sales into Asia Pacific, Latin America and the Middle East were partially offset by increased sales into Europe and North America. Net sales to international customers, including export sales from the U.S., were approximately 65% and 68% of total sales for the six months ended June 30, 2015 and 2014, respectively. Excluding the $144.1 million impact of SIHI, sales for the six months ended June 30, 2015 decreased by $259.7 million, or 11.3%, as compared with the same period in 2014.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,675.6 million at June 30, 2015 decreased by $28.6 million, or 1.1%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $103 million. Approximately 25% of the backlog at June 30, 2015 was related to aftermarket orders. Excluding the $132.2 million impact of SIHI, backlog decreased by $160.8 million, or 5.9%, as compared with December 31, 2014.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Gross profit	$369.1	$430.3
Gross profit margin	31.8%	35.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Gross profit	$700.8	$807.4
Gross profit margin	32.2%	35.2%

Gross profit for the three months ended June 30, 2015 decreased by $61.2 million, or 14.2%, as compared with the same period in 2014. Gross profit margin for the three months ended June 30, 2015 of 31.8% decreased from 35.1% for the same period in 2014. The decrease was primarily attributed to charges related to our realignment programs, and to a lesser extent, certain lower margin projects that shipped from backlog and the negative impact of decreased sales on our absorption of fixed manufacturing costs, as compared with the same period in 2014, partially offset by a decrease in broad-based annual incentive program compensation and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 42% of total sales, as compared with approximately 41% of total sales for the same period in 2014.

Gross profit for the six months ended June 30, 2015 decreased by $106.6 million, or 13.2%, as compared with the same period in 2014. Gross profit margin for the six months ended June 30, 2015 of 32.2% decreased from 35.2% for the same period in 2014. The decrease in gross profit margin was primarily attributed to the negative impact of margins on acquired SIHI backlog and inventory ("Purchase Price Adjustments"), charges related to our realignment programs, and to a lesser extent, certain lower margin projects that shipped from backlog and the negative impact of decreased sales on our absorption of fixed manufacturing costs, as compared with the same period in 2014, partially offset by a decrease in broad-based annual incentive program compensation and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 43% of total sales, as compared with approximately 42% of total sales for the same period in 2014.

Selling, General and Administrative Expense ("SG&A")

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
SG&A	$243.6	$238.2
SG&A as a percentage of sales	21.0%	19.5%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
SG&A	$483.5	$454.4
SG&A as a percentage of sales	22.2%	19.8%

SG&A for the three months ended June 30, 2015 increased by $5.4 million, or 2.3%, as compared with the same period in 2014 and included the impact of $25.3 million of SIHI SG&A. Currency effects yielded a decrease of approximately $23 million. SG&A as a percentage of sales for the three months ended June 30, 2015 increased 150 basis points as compared with the same period in 2014 due in part to charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive program compensation.

SG&A for the six months ended June 30, 2015 increased by $29.1 million, or 6.4%, as compared with the same period in 2014 and included the impact of $57.4 million of SIHI SG&A. Currency effects yielded a decrease of approximately $41 million. SG&A as a percentage of sales for the six months ended June 30, 2015 increased 240 basis points as compared with the same period in 2014 due in part to charges related to our realignment programs, $7.3 million of SIHI acquisition-related costs and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014, partially offset by a decrease in broad-based annual incentive program compensation.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2015	2014
Net earnings from affiliates	$2.1	$2.2

	Six Months Ended June 30,
(Amounts in millions)	2015	2014
Net earnings from affiliates	$3.7	$5.6

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended June 30, 2015 was consistent with the same period in 2014.

Net earnings from affiliates for the six months ended June 30, 2015 decreased $1.9 million, or 33.9%, as compared with the same period in 2014. The decrease was primarily a result of decreased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Operating income	$127.6	$194.3
Operating income as a percentage of sales	11.0%	15.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Operating income	$221.0	$358.6
Operating income as a percentage of sales	10.2%	15.6%

Operating income for the three months ended June 30, 2015 decreased by $66.7 million, or 34.3%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $12 million. The decrease was primarily a result of the $61.2 million decrease in gross profit and the $5.4 million increase in SG&A.

Operating income for the six months ended June 30, 2015 decreased by $137.6 million, or 38.4%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $24 million. The decrease was primarily a result of the $106.6 million decrease in gross profit and the $29.1 million increase in SG&A.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2015	2014
Interest expense	$(15.4)	$(15.0)
Interest income	0.2	0.5

	Six Months Ended June 30,
(Amounts in millions)	2015	2014
Interest expense	$(31.4)	$(30.2)
Interest income	1.0	0.8

Interest expense for the three and six months ended June 30, 2015 increased $0.4 million and $1.2 million, respectively, as compared with the same period in 2014. The $1.2 million increase for the six months ended June 30, 2015 was primarily attributable to interest expense associated with the initial borrowings from our Revolving Credit Facility that was used to partially fund the SIHI acquisition and our 2022 Senior Notes issued on March 17, 2015.

Other Expense, Net

	Three Months Ended June 30,
(Amounts in millions)	2015	2014
Other expense, net	$(4.9)	$(3.8)

	Six Months Ended June 30,
(Amounts in millions)	2015	2014
Other expense, net	$(24.8)	$(6.7)

Other expense, net for the three months ended June 30, 2015 increased $1.1 million as compared with the same period in 2014, due primarily to a $4.7 million increase in losses arising from transactions in currencies other than our sites' functional currencies, partially offset by a $3.3 million increase in gains on foreign exchange contracts. The changes are primarily due to the foreign currency exchange rate movements of the Brazilian real, Argentine peso, Euro and Swedish krona in relation to the U.S. dollar during the three months ended June 30, 2015, as compared with the same period in 2014.

Other expense, net for the six months ended June 30, 2015 increased $18.1 million as compared with the same period in 2014, due primarily to a $45.3 million increase in losses arising from transactions in currencies other than our sites' functional currencies, including the impact of the $18.5 million loss as a result of the first quarter of 2015 remeasurement of our Venezuelan bolivar-denominated net monetary assets, partially offset by a $26.9 million increase in gains on foreign exchange contracts. The net change, excluding the Venezuelan exchange rate remeasurement loss, is primarily due to the foreign currency exchange rate movements of the Brazilian real, Argentine peso and Euro in relation to the U.S. dollar during the six months ended June 30, 2015, as compared with the same period in 2014.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Provision for income taxes	$30.9	$50.8
Effective tax rate	28.7%	28.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Provision for income taxes	$59.4	$88.8
Effective tax rate	35.9%	27.5%

Our effective tax rate of 28.7% for the three months ended June 30, 2015 decreased from 28.9% for the same period in 2014. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2015 primarily due to the net impact of foreign operations.

Our effective tax rate of 35.9% for the six months ended June 30, 2015 increased from 27.5% for the same period in 2014. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2015 primarily due to tax impacts of the realignment programs and the Venezuelan exchange rate remeasurement loss, partially offset by the net impact of foreign operations.

Other Comprehensive (Loss) Income

	Three Months Ended June 30,
(Amounts in millions)	2015	2014
Other comprehensive income	$18.9	$9.2

	Six Months Ended June 30,
(Amounts in millions)	2015	2014
Other comprehensive (loss) income	$(84.8)	$15.1

Other comprehensive income for the three months ended June 30, 2015 increased $9.7 million as compared with the same period in 2014. The increase was primarily due to strengthening of the Euro versus the U.S. dollar during the three months ended June 30, 2015, as compared with the same period in 2014.

Other comprehensive loss for the six months ended June 30, 2015 increased $99.9 million to a loss of $84.8 million as compared to income of $15.1 million in 2014. The increase was primarily due to the weakening of the Euro, Brazilian real and Mexican peso versus the U.S. dollar during the six months ended June 30, 2015, as compared with the same period in 2014.

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
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 47 countries with 33 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, seven in Asia and five in Latin America, and it has 132 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$575.3	$768.2
Sales	570.8	640.2
Gross profit	189.9	220.2
Gross profit margin	33.3%	34.4%
Segment operating income	86.2	108.8
Segment operating income as a percentage of sales	15.1%	17.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$1,070.6	$1,396.3
Sales	1,054.9	1,164.3
Gross profit	355.5	405.6
Gross profit margin	33.7%	34.8%
Segment operating income	155.1	190.1
Segment operating income as a percentage of sales	14.7%	16.3%

Bookings for the three months ended June 30, 2015 decreased by $192.9 million, or 25.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $74 million. The decrease in customer bookings was driven by the oil and gas and chemical industries. Bookings decreased $95.9 million into Europe, $58.1 million into Latin America, $21.1 million into Africa and $16.6 million into North America. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $2.0 million.
Bookings for the six months ended June 30, 2015 decreased by $325.7 million, or 23.3%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $118 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the chemical, power generation and general industries. Bookings decreased $108.0 million into Europe, $81.9 million into Latin America, $65.8 million into Asia Pacific, $61.1 million into North America, $16.8 million into Africa and $7.4 million into the Middle East. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $16.5 million.
Sales for the three months ended June 30, 2015 decreased $69.4 million, or 10.8%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $69 million. The decrease was more heavily weighted towards customer original equipment sales, resulting from decreased sales of $43.5 million into Asia Pacific, $16.5 million into the Middle East and $8.1 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.4 million.
Sales for the six months ended June 30, 2015 decreased $109.4 million, or 9.4%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $117 million. The decrease was more heavily weighted towards customer original equipment sales, resulting from decreased sales of $76.3 million into Asia Pacific, $15.6 million into the Middle East and $13.9 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $4.4 million.
Gross profit for the three months ended June 30, 2015 decreased $30.3 million, or 13.8%, as compared with the same period in 2014. Gross profit margin for the three months ended June 30, 2015 of 33.3% decreased from 34.4% for the same period in 2014. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive program compensation.
Gross profit for the six months ended June 30, 2015 decreased by $50.1 million, or 12.4%, as compared with the same period in 2014. Gross profit margin for the six months ended June 30, 2015 of 33.7% decreased from 34.8% for the same period in 2014. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive program compensation.
Operating income for the three months ended June 30, 2015 decreased by $22.6 million, or 20.8%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $7.8 million. The decrease was due primarily to a $30.3 million decrease in gross profit, partially offset by a $7.8 million decrease in SG&A. The decrease in SG&A is primarily due to decreased selling and marketing-related expenses, savings associated with strategic cost reduction programs and a decrease in broad-based annual incentive program compensation, partially offset by charges related to our realignment programs and increased R&D investments.
Operating income for the six months ended June 30, 2015 decreased by $35.0 million, or 18.4%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $15 million. The decrease was due to a $50.1 million decrease in gross profit, partially offset by a $16.9 million decrease in SG&A (including a decrease due to currency effects of approximately $23 million). The decrease in SG&A is primarily due to decreased selling and marketing-related expenses, savings associated with strategic cost reduction programs and a decrease in broad-based annual incentive program compensation, partially offset by charges related to our realignment programs and increased R&D investments.
Backlog of $1,459.3 million at June 30, 2015 decreased by $114 million, or 7.2%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $63 million. Backlog at June 30, 2015 and December 31, 2014 included $13.0 million and $16.3 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$205.3	$219.6
Sales	260.8	203.8
Gross profit	58.8	60.0
Gross profit margin	22.5%	29.4%
Segment operating income	7.1	30.2
Segment operating income as a percentage of sales	2.7%	14.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$452.8	$411.0
Sales	484.2	390.0
Gross profit	101.7	105.9
Gross profit margin	21.0%	27.2%
Segment operating (loss) income	(6.3)	49.0
Segment operating (loss) income as a percentage of sales	(1.3)%	12.6%
As discussed in Note 2, we acquired SIHI on January 7, 2015. SIHI's post-acquisition operating results are included in IPD's segment results of operation above. No proforma information has been provided for the acquisition due to immateriality. The impact of the acquisition of SIHI for the three months ended June 30, 2015 includes bookings of $61.5 million, sales of $77.2 million, gross profit of $8.9 million, operating loss of $16.4 million (including realignment costs of $8.0 million and acquisition-related costs of $2.3 million) and period end backlog of $132.2 million. The impact of the acquisition of SIHI for the six months ended June 30, 2015 includes bookings of $146.7 million, sales of $144.1 million, gross profit of $8.2 million, operating loss of $49.2 million (including acquisition-related costs of $7.3 million and realignment costs of $29.6 million) and period end backlog of $132.2 million. The gross profit and operating loss for both the three and six months ending June 30, 2015 primarily resulted from the negative impact of margins on acquired inventory and backlog ("Purchase Accounting Adjustments"), acquisition-related costs and charges related to our realignment programs.
Bookings for the three months ended June 30, 2015 decreased by $14.3 million, or 6.5%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $10 million. The decrease in customer bookings was primarily driven by the oil and gas, water management and general industries, partially offset by an increase in the chemical and power generation industries. The bookings decreases of $11.7 million into Asia Pacific, $2.9 million decrease into Latin America and $2.6 million into Africa were partially offset by an increase of $12.1 million into the Middle East. The decrease was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased by $3.0 million. Excluding the $61.5 million impact of SIHI, bookings for the three months ended June 30, 2015 decreased by $75.8 million or 34.5%, as compared with the same period in 2014.

Bookings for the six months ended June 30, 2015 increased by $41.8 million, or 10.2%, as compared with the same period in 2014. The increase included negative currency effects of approximately $20 million. The increase in customer bookings was primarily driven by the chemical, general industries and the power generation industries, partially offset by a decrease in the water management and oil and gas industries. The bookings increases of $48.4 million into Europe and $21.8 million into the Middle East were partially offset by a $11.7 million decrease into Africa and a $8.7 million decrease into Asia Pacific. The increase was primarily driven by customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.9 million. Excluding the $146.7 million impact of SIHI, bookings for the six months ended June 30, 2015 decreased by $104.9 million, or 25.5%, as compared with the same period in 2014.
Sales for the three months ended June 30, 2015 increased approximately $57 million, or 28.0%, as compared with the same period in 2014. The increase included negative currency effects of approximately $16 million and was primarily driven by customer original equipment sales. Increased customer sales of $42.8 million into Europe and $22.3 million into Asia Pacific were partially offset by decreased sales of $5.8 million into Middle East and $4.5 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.7 million. Excluding the $77.2 million impact of SIHI, sales for the three months ended June 30, 2015 decreased by $20.2 million, or 9.9%, as compared with the same period in 2014.
Sales for the six months ended June 30, 2015 increased $94.2 million, or 24.2%, as compared with the same period in 2014. The increase included negative currency effects of approximately $28 million and was primarily driven by customer original equipment sales. Increased customer sales of $78.7 million into Europe and $32.3 million into Asia Pacific were partially offset by decreased sales of $14.3 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained constant when compared to the same period in 2014. Excluding the $144.1 million impact of SIHI, sales for the six months ended June 30, 2015 decreased by $49.9 million, or 12.8%, as compared with the same period in 2014.

Gross profit for the three months ended June 30, 2015 decreased by $1.2 million, or 2.0%, as compared with the same period in 2014. Gross profit margin for the three months ended June 30, 2015 of 22.5% decreased from 29.4% for the same period in 2014. The decrease was primarily attributable to the negative impact of SIHI's Purchase Accounting Adjustments and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive program compensation.
Gross profit for the six months ended June 30, 2015 decreased by $4.2 million, or 4.0%, as compared with the same period in 2014. Gross profit margin for the six months ended June 30, 2015 of 21.0% decreased from 27.2% for the same period in 2014. The decrease was primarily attributable to the negative impact of SIHI's Purchase Accounting Adjustments and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive program compensation.
Operating income for the three months ended June 30, 2015 decreased by $23.1 million, or 76.5%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to the $1.2 million decrease in gross profit and a $21.9 million increase in SG&A due primarily to the inclusion of SIHI's SG&A which included charges related to our realignment programs and $2.3 million of acquisition-related costs, partially offset by a decrease in broad-based annual incentive compensation.
Operating income for the six months ended June 30, 2015 decreased by $55.3 million, or 112.9%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $3 million. The decrease was primarily due to a $51.0 million increase in SG&A, due primarily to the inclusion of SIHI's SG&A which included charges related to our realignment programs and $7.3 million of acquisition-related costs, partially offset by a decrease in broad-based annual incentive compensation.
Backlog of $508.3 million at June 30, 2015 increased by $114.4 million, or 29.0%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $14 million. Backlog at June 30, 2015 and December 31, 2014 included $17.0 million and $18.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Excluding the $132.2 million impact of SIHI, backlog decreased by $17.8 million, or 4.5%, as compared with December 31, 2014.
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 57 manufacturing facilities and QRCs in 25 countries around the world, with five of its 26 manufacturing operations located in the U.S., 13 located in Europe and seven located in Asia Pacific. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$355.5	$422.2
Sales	356.4	406.4
Gross profit	123.7	152.7
Gross profit margin	34.7%	37.6%
Segment operating income	54.5	79.1
Segment operating income as a percentage of sales	15.3%	19.5%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$678.0	$835.9
Sales	683.5	789.3
Gross profit	242.7	297.1
Gross profit margin	35.5%	37.6%
Segment operating income	109.2	162.3
Segment operating income as a percentage of sales	16.0%	20.6%

Bookings for the three months ended June 30, 2015 decreased $66.7 million, or 15.8%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $34 million. The decrease in customer bookings was primarily driven by the chemical, general industries and the oil and gas industries. Customer bookings decreased $35.6 million into Europe, $35.5 million into Asia Pacific and $11.4 million into Latin America and were partially offset by an increase of $11.1 million into North America. The decrease was driven by decreased customer original equipment bookings.
Bookings for the six months ended June 30, 2015 decreased $157.9 million, or 18.9%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $60 million. The decrease in customer bookings was primarily driven by the general industries, chemical and the oil and gas industries. Customer bookings decreased $79.9 million into Europe, $66.6 million into Asia Pacific and $21.7 million into Latin America. The decrease was driven by decreased customer original equipment bookings.
Sales for the three months ended June 30, 2015 decreased $50.0 million, or 12.3%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $36 million and was primarily driven by decreased customer original equipment sales. Sales decreased $13.2 million into Asia Pacific, $11.0 million into Latin America, $9.6 million into the Middle East and $9.4 million into North America.
Sales for the six months ended June 30, 2015 decreased $105.8 million, or 13.4%, as compared with the same period in 2014. The sale of the Naval business in the first quarter of 2014 resulted in a negative impact to the comparison of approximately 1%. The decrease included negative currency effects of approximately $64 million and was primarily driven by decreased customer original equipment sales. Sales decreased $26.0 million into the Middle East, $24.8 million into Europe, $21.7 million into Asia Pacific, $17.4 million into Africa and $11.1 million into Latin America.

Gross profit for the three months ended June 30, 2015 decreased $29.0 million, or 19.0%, as compared with the same period in 2014. Gross profit margin for the three months ended June 30, 2015 of 34.7% decreased from 37.6% for the same period in 2014. The decrease in gross profit margin was primarily attributable to unfavorable shift in product line mix, certain lower margin projects that shipped from backlog and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive compensation.
Gross profit for the six months ended June 30, 2015 decreased by $54.4 million, or 18.3%, as compared with the same period in 2014. Gross profit margin for the six months ended June 30, 2015 of 35.5% decreased from 37.6% for the same period in 2014. The decrease in gross profit margin was primarily attributable to unfavorable shift in product line mix and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive compensation.

Operating income for the three months ended June 30, 2015 decreased by $24.6 million, or 31.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $3 million. The decrease was primarily attributable to the $29.0 million decrease in gross profit and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive compensation.

Operating income for the six months ended June 30, 2015 decreased by $53.1 million, or 32.7%, as compared with the same period in 2014. Currency effects provided a negative currency effects of approximately $7 million. The decrease was primarily attributable to the $54.4 million decrease in gross profit, the $13.4 million gain from the sale of the Naval business in the first quarter of 2014 and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive compensation.
Backlog of $741.2 million at June 30, 2015 decreased by $33.6 million, or 4.3%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $26 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2015	2014
Net cash flows provided (used) by operating activities	$18.1	$(11.3)
Net cash flows used by investing activities	(453.5)	(6.1)
Net cash flows provided (used) by financing activities	316.9	(200.0)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2015 was $315.3 million, as compared with $450.4 million at December 31, 2014.
Our cash balance decreased by $135.1 million to $315.3 million as of June 30, 2015 as compared with December 31, 2014. The cash used during the first six months of 2015 included $341.5 million of payments for acquisitions, $139.6 million of share repurchases, $113.8 million in capital expenditures, $45.9 million in dividend payments and $20.0 million of payments on long-term debt, partially offset by $526.3 million in proceeds from the issuance of the 2022 Euro Senior Notes.
For the six months ended June 30, 2015, our cash provided by operating activities was $18.1 million, as compared with a use of cash of $11.3 million for the same period in 2014. Cash flow from working capital decreased for the six months ended June 30, 2015, due primarily to lower accounts payable of $124.0 million and higher inventory of $113.0 million, partially offset by lower accounts receivable of $45.4 million.
Decreases in accounts receivable provided $45.4 million of cash flow for the six months ended June 30, 2015 as compared with a use of $14.7 million for the same period in 2014. Our days’ sales outstanding ("DSO") was 85 days as of both June 30, 2015 and June 30, 2014. We have experienced increased aging and slower collections of accounts receivable with certain customers in Latin America due to unfavorable economic conditions in the region. However, these accounts receivable have extended terms compared to our usual terms and are not disputed, and we do not expect and have not historically had write-offs relating to these customers.
Increases in inventory used $113.0 million of cash flow for the six months ended June 30, 2015 as compared with $115.1 million for the same period in 2014. Inventory turns were 2.8 and 2.7 times for June 30, 2015 and 2014, respectively. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $124.0 million of cash flow for the six months ended June 30, 2015 as compared with $85.6 million for the same period in 2014.
Cash flows used by investing activities during the six months ended June 30, 2015 were $453.5 million as compared with cash used of $6.1 million for the same period in 2014. Capital expenditures during the six months ended June 30, 2015 were $113.8 million, an increase of $60.1 million as compared with the same period in 2014. Our capital expenditures are focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities. In 2015, total capital expenditures are expected to be between $170 million and $180 million, including our investment to further expand and consolidate our valve activities in China and before consideration of any acquisition activity. As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2015 we acquired SIHI for $341.5 million in cash and during the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds.
Cash flows provided by financing activities during the six months ended June 30, 2015 were $316.9 million as compared with a use of $200.0 million for the same period in 2014. Cash inflows during the six months ended June 30, 2015 resulted primarily from $526.3 million in proceeds from the issuance of the 2022 Euro Senior Notes, partially offset by outflows from the repurchase of $139.6 million of common shares and $45.9 million of dividend payments. Cash outflows for the same period in 2014 resulted primarily from the repurchase of $153.1 million of common shares and $41.4 million in dividend payments.

Approximately 8% of our Term Loan Facility is due to mature in the remainder of 2015 and approximately 19.0% in 2016. Our Senior Credit Facility matures in October 2018. As of June 30, 2015, we had available capacity of $914.5 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
During the six months ended June 30, 2015 and 2014, we contributed $6.0 million and $7.0 million, respectively, to our U.S. pension plan. At December 31, 2014, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $14 million in contributions to our U.S. pension plan in 2015, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At June 30, 2015, $282.1 million of our total cash balance of $315.3 million was held by foreign subsidiaries, $209.4 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $209.4 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the prior $750.0 million share repurchase authorization. As of June 30, 2015, we have $324.8 million of remaining capacity under our current share repurchase programs. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
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
See Note 10 to our consolidated financial statements included in our 2014 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through June 30, 2015.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2015, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At June 30, 2015, we had $310.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.25%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the six months ended June 30, 2015. At December 31, 2014 we had $40.00 million of notional amount in outstanding interest rate swaps with third parties, which have matured as of June 30, 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $13.7 million and $7.8 million for the three months ended June 30, 2015 and 2014 and $(92.8) million and $10.7 million for the six months ended June 30, 2015 and 2014, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of June 30, 2015, we had a U.S. dollar equivalent of $572.8 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $547.0 million million at December 31, 2014. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $5.1 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $24.3 million and $5.9 million for the six months ended June 30, 2015 and 2014, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2015, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2015 would have impacted our net earnings by approximately $3 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended June 30, 2015, we repurchased a total of 1,072,421 shares of our common stock for $59.7 million (representing an average cost of $55.71 per share). As of June 30, 2015, we have $324.8 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	315,709	(1)	$56.92	313,600	$366.7
May 1 - 31	300,759	(2)	56.59	297,754	349.8
June 1 - 30	461,067		54.32	461,067	324.8
Total	1,077,535		$55.72	1,072,421
__________________________________

(1)	Includes 2,109 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $57.80.

(2)
Includes 144 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $57.25, and includes 2,861 shares purchased at a price of $55.77 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	July 30, 2015	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2015	/s/ Karyn F. Ovelmen
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 21, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2015).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.