Form 10-Q
period 2015-09-30
FLOWSERVE CORP
filed 2015-10-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 22, 2015, there were 130,869,128 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2015 and 2014 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2015 and 2014 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2015 and December 31, 2014 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2015 and 2014 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4. Controls and Procedures.	36

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	37
Item 1A. Risk Factors.	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 6. Exhibits.	39
SIGNATURES	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2015	2014
Sales	$1,096,476	$1,204,012
Cost of sales	(707,726)	(782,522)
Gross profit	388,750	421,490
Selling, general and administrative expense	(223,516)	(230,872)
Net earnings from affiliates	2,615	1,825
Operating income	167,849	192,443
Interest expense	(16,283)	(15,130)
Interest income	499	400
Other (expense) income, net	(5,430)	5,612
Earnings before income taxes	146,635	183,325
Provision for income taxes	(52,099)	(52,725)
Net earnings, including noncontrolling interests	94,536	130,600
Less: Net earnings attributable to noncontrolling interests	(913)	(2,038)
Net earnings attributable to Flowserve Corporation	$93,623	$128,562
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.71	$0.94
Diluted	0.70	0.93
Cash dividends declared per share	$0.18	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2015	2014
Net earnings, including noncontrolling interests	$94,536	$130,600
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $32,543 and $60,220, respectively	(54,494)	(100,195)
Pension and other postretirement effects, net of taxes of $(1,615) and $(2,805), respectively	3,688	7,278
Cash flow hedging activity, net of taxes of $(663) and $1,089, respectively	1,538	(2,797)
Other comprehensive loss	(49,268)	(95,714)
Comprehensive income, including noncontrolling interests	45,268	34,886
Comprehensive loss attributable to noncontrolling interests	(829)	(1,934)
Comprehensive income attributable to Flowserve Corporation	$44,439	$32,952

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2015	2014
Sales	$3,273,342	$3,496,526
Cost of sales	(2,183,770)	(2,267,609)
Gross profit	1,089,572	1,228,917
Selling, general and administrative expense	(707,037)	(685,277)
Net earnings from affiliates	6,268	7,442
Operating income	388,803	551,082
Interest expense	(47,712)	(45,306)
Interest income	1,504	1,238
Other expense, net	(30,258)	(1,129)
Earnings before income taxes	312,337	505,885
Provision for income taxes	(111,525)	(141,533)
Net earnings, including noncontrolling interests	200,812	364,352
Less: Net earnings attributable to noncontrolling interests	(4,515)	(4,544)
Net earnings attributable to Flowserve Corporation	$196,297	$359,808
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.47	$2.62
Diluted	1.46	2.60
Cash dividends declared per share	$0.54	$0.48

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2015	2014
Net earnings, including noncontrolling interests	$200,812	$364,352
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $87,943 and $53,769, respectively	(147,262)	(89,462)
Pension and other postretirement effects, net of taxes of $(5,140) and $(4,563), respectively	13,359	11,520
Cash flow hedging activity, net of taxes of $(218) and $1,031, respectively	(181)	(2,694)
Other comprehensive loss	(134,084)	(80,636)
Comprehensive income, including noncontrolling interests	66,728	283,716
Comprehensive loss attributable to noncontrolling interests	(5,909)	(4,615)
Comprehensive income attributable to Flowserve Corporation	$60,819	$279,101

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$237,842	$450,350
Accounts receivable, net of allowance for doubtful accounts of $34,653 and $25,469, respectively	999,700	1,082,447
Inventories, net	1,116,445	995,564
Deferred taxes	137,773	158,912
Prepaid expenses and other	157,969	106,890
Total current assets	2,649,729	2,794,163
Property, plant and equipment, net of accumulated depreciation of $854,736 and $836,981, respectively	756,179	693,881
Goodwill	1,234,858	1,067,255
Deferred taxes	24,918	31,419
Other intangible assets, net	235,871	146,337
Other assets, net	256,700	234,965
Total assets	$5,158,255	$4,968,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$459,013	$611,715
Accrued liabilities	772,789	794,072
Debt due within one year	68,893	53,131
Deferred taxes	13,584	12,957
Total current liabilities	1,314,279	1,471,875
Long-term debt due after one year	1,610,059	1,101,791
Retirement obligations and other liabilities	529,371	452,511
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	486,787	495,600
Retained earnings	3,539,468	3,415,738
Treasury shares, at cost – 46,496 and 42,444 shares, respectively	(2,053,128)	(1,830,919)
Deferred compensation obligation	10,095	10,558
Accumulated other comprehensive loss	(515,890)	(380,406)
Total Flowserve Corporation shareholders’ equity	1,688,323	1,931,562
Noncontrolling interests	16,223	10,281
Total equity	1,704,546	1,941,843
Total liabilities and equity	$5,158,255	$4,968,020

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2015	2014
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$200,812	$364,352
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	73,652	69,748
Amortization of intangible and other assets	25,918	13,555
Gain on sale of business	—	(13,403)
Excess tax benefits from stock-based payment arrangements	(6,822)	(8,490)
Stock-based compensation	26,027	26,685
Foreign currency and other non-cash adjustments	54,635	22,174
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	66,660	(38,798)
Inventories, net	(119,530)	(124,539)
Prepaid expenses and other	(15,336)	(17,568)
Other assets, net	(17,890)	(16,858)
Accounts payable	(157,930)	(88,255)
Accrued liabilities and income taxes payable	(30,014)	(50,305)
Retirement obligations and other liabilities	(6,402)	(9,651)
Net deferred taxes	37,261	1,205
Net cash flows provided by operating activities	131,041	129,852
Cash flows – Investing activities:
Capital expenditures	(138,532)	(83,602)
Payments for acquisition, net of cash acquired	(353,654)	—
Proceeds from disposal of assets	4,103	1,613
Proceeds from sale of business, net of cash divested	—	46,805
Net cash flows used by investing activities	(488,083)	(35,184)
Cash flows – Financing activities:
Excess tax benefits from stock-based payment arrangements	6,822	8,490
Payments on long-term debt	(30,000)	(30,000)
Proceeds from issuance of senior notes	526,332	—
Payments of deferred loan cost	(5,108)	—
Proceeds under other financing arrangements	8,157	14,388
Payments under other financing arrangements	(15,524)	(16,377)
Repurchases of common shares	(249,682)	(188,324)
Payments of dividends	(70,000)	(63,287)
Other	192	(2,499)
Net cash flows provided (used) by financing activities	171,189	(277,609)
Effect of exchange rate changes on cash	(26,655)	(17,994)
Net change in cash and cash equivalents	(212,508)	(200,935)
Cash and cash equivalents at beginning of period	450,350	363,804
Cash and cash equivalents at end of period	$237,842	$162,869

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report").
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three and nine months ended September 30, 2015 represented less than 0.5% of consolidated sales and its assets at September 30, 2015 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at September 30, 2015. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer were approximately 8% of our gross accounts receivable at September 30, 2015. Given the experienced delays in collecting payments we estimate that approximately 62% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our September 30, 2015 condensed consolidated balance sheet as compared to 48% at December 31, 2014.
At September 30, 2015 the SIMADI exchange rate was 199.4 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar and the SICAD I exchange rate which was 13.5 bolivars to the U.S. dollar. As of March 31, 2015, we determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement, in the first quarter of 2015 we recognized a loss of $20.6 million of which $18.5 million was reported in other expense, net and $2.1 million in cost of goods sold in our condensed consolidated statement of income and resulted in no tax benefit.
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
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2015, are detailed in Note 1 to our consolidated financial statements included in our 2014 Annual Report.
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

In May 2015, the FASB issued ASU No. 2015-08, "Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115." This ASU amends various U.S. Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance Staff Accounting Bulletin No. 115. The amendments conform the Board’s guidance on pushdown accounting to that of the SEC. We adopted the amendments of this ASU immediately and it did not have an impact on our consolidated financial condition and results of operations.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The ASU eliminates the requirement to account for business combination measurement period adjustments retrospectively. Measurement period adjustments will now be recognized prospectively in the reporting period in which the adjustment amount is determined. The nature and amount of any measurement period adjustments recognized during the reporting period must be disclosed, including the value of the adjustment to each current period income statement line item relating to the income effects that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date. ASU 2015-16 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We adopted the amendments of this ASU immediately and it did not have an impact on our consolidated financial condition and results of operations.
 Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. We are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial condition and results of operations.
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
In November 2014, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." In connection with the FASB's efforts to simplify accounting standards, the FASB released new guidance on simplifying Income Statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. With the issuance of this ASU the FASB determined that the elimination of the concept of extraordinary items from U.S. GAAP would reduce the cost and complexity on the application of accounting standards, while maintaining or improving the usefulness of information included in financial statements. The adoption of ASU No. 2015-01 is not expected to have an impact on our consolidated financial condition and results of operations.
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
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides explicit guidance about a customer's accounting for fees paid in connection with a cloud computing arrangements. ASU 2015-05 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU No. 2015-05 is not expected to have a material impact on our consolidated financial condition and results of operations.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The ASU updates represent changes to simplify the subsequent measurement of inventory. Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. The amendments of ASU 2015-11 update narrows that “market” requirement to “net realizable value,” which is defined by the ASU as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Application of this ASU is to be made prospectively, earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 is not expected to have a material impact on our consolidated financial condition and results of operations.
In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)." The ASU clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The SEC staff has announced that it would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The adoption of ASU No. 2015-15 is not expected to have a material impact on our consolidated financial condition and results of operations.

2.	Acquisitions and Disposition
SIHI Group B.V.
Effective January 7, 2015, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of SIHI Group B.V. ("SIHI"), a global provider of engineered vacuum and fluid pumps and related services, primarily servicing the chemical market, as well as the pharmaceutical, food & beverage and other process industries, in a stock purchase for €286.7 million ($341.5 million based on exchange rates in effect at the time the acquisition closed and net of cash acquired) in cash. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in initial borrowings from our Revolving Credit Facility, which was subsequently paid down with a portion of the net proceeds from our 2022 EUR Senior Notes (as defined and discussed in Note 5). SIHI, based in The Netherlands, has operations primarily in Europe and, to a lesser extent, the Americas and Asia.

During the first quarter of 2015, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis. During the second quarter of 2015, we recorded measurement period adjustments, primarily related to the revision of the estimated fair value of our investment in an unconsolidated joint venture, and other reclassifications that had no net impact on goodwill. These adjustments were made to the preliminary amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. There were no measurement period adjustments identified in the third quarter of 2015.

The allocation of the purchase price, including the above mentioned measurement period adjustments, is summarized below:

(Amounts in millions)	January 7, 2015 (As originally reported)	Measurement Period Adjustments	January 7, 2015 (As adjusted)
Accounts receivable	$56.2	$3.1	$59.3
Inventories	74.0	—	74.0
Prepaid expenses and other	17.2	0.5	17.7
Total current assets	147.4	3.6	151.0
Intangible assets
Trademarks	20.9	—	20.9
Existing customer relationships	45.3	—	45.3
Backlog	8.5	—	8.5
Engineering drawings and other	3.9	—	3.9
Total intangible assets	78.6	—	78.6
Property, plant and equipment	87.5	7.0	94.5
Long-term deferred tax asset	10.7	1.0	11.7
Investments in affiliates	11.6	(4.3)	7.3
Total assets	335.8	7.3	343.1
Current liabilities	(87.0)	(1.0)	(88.0)
Noncurrent liabilities	(101.7)	(13.0)	(114.7)
Net assets	147.1	(6.7)	140.4
Goodwill	194.4	6.7	201.1
Purchase price, net of cash acquired of $23.4 million	$341.5	$—	$341.5
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $201.1 million represents the value expected to be obtained from strengthening Flowserve’s portfolio of products and services through the addition of SIHI's engineered vacuum and fluid pumps, as well as the associated aftermarket services and parts. The goodwill related to this acquisition is recorded in the IPD segment and is not expected to be deductible for tax purposes. The trademarks are primarily indefinite-lived intangibles. As of date of acquisition existing customer relationships, engineering drawings and backlog had expected weighted average useful lives of 10 years, 10 years and less than one year, respectively. In total, amortizable intangible assets have a weighted average useful live of approximately 9 years.

Subsequent to January 7, 2015, the revenues and expenses of SIHI have been included in our condensed consolidated statement of income. The SIHI acquisition generated sales of approximately $74 million and $218 million and impacted net earnings by less than $0.1 million and $(38) million for the three and nine months ended September 30, 2015, respectively. SIHI's sales (unaudited) were approximately €270 million during its fiscal year ended November 30, 2014. No proforma financial information has been presented due to immateriality.
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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 4,179,568 were available for issuance as of September 30, 2015. The Flowserve Corporation 2004 Stock Compensation Plan expired on June 22, 2014, with 827,835 shares unissued. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $38.4 million and $30.6 million at September 30, 2015 and December 31, 2014, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2015 and 2014 was $1.3 million and less than $0.1 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2015 and 2014 was $40.7 million and $34.5 million, respectively
We recorded stock-based compensation expense of $5.7 million ($8.6 million pre-tax) and $5.5 million ($8.4 million pre-tax) for the three months ended September 30, 2015 and 2014, respectively. We recorded stock-based compensation expense of $17.2 million ($26.0 million pre-tax) and $17.6 million ($26.7 million pre-tax) for the nine months ended September 30, 2015 and 2014, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2015
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2015	1,856,548	$52.29
Granted	750,669	53.82
Vested	(949,470)	42.84
Canceled	(130,676)	60.59
Outstanding - September 30, 2015	1,527,071	$58.21

Unvested Restricted Shares outstanding as of September 30, 2015, includes approximately 813,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2013 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,486,000 shares based on performance targets. As of September 30, 2015, we estimate vesting of approximately 971,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2014 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward and swap contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All designated foreign exchange hedging instruments are highly effective as of September 30, 2015.
Foreign exchange contracts designated as hedging instruments had a notional value of $42.7 million and $125.9 million, at September 30, 2015 and December 31, 2014, respectively. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $528.1 million and $421.1 million, at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the length of foreign exchange contracts currently in place ranged from one day to 28 months.
Previously, as part of our risk management program, we entered into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2015 we had no notional amount in outstanding interest rate swaps with third parties, compared to $40.0 million as of December 31, 2014.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2015	2014
Current derivative assets	$3,546	$11,709
Noncurrent derivative assets	3	6
Current derivative liabilities	3,200	6,168
Noncurrent derivative liabilities	219	348

The fair value of interest rate swaps and foreign exchange contracts designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2015	2014
Current derivative assets	$164	$—
Current derivative liabilities	$3,236	$6,952
Noncurrent derivative liabilities	28	411
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Gain recognized in income	$4,391	$1,615	$31,372	$1,738
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 5 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three and nine months ended September 30, 2015.

5.	Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2015	2014
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount	$555,364	$—
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount	298,822	298,731
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount	498,591	498,460
Term Loan Facility, interest rate of 1.58% at September 30, 2015 and 1.51% at December 31, 2014	300,000	330,000
Capital lease obligations and other borrowings	26,175	27,731
Debt and capital lease obligations	1,678,952	1,154,922
Less amounts due within one year	68,893	53,131
Total debt due after one year	$1,610,059	$1,101,791

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

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2014 Annual Report, our credit agreement provides for a $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). On October 14, 2015 we amended our existing credit agreement. The significant amendments extend the maturity of our Senior Credit Facility by two years to October 14, 2020, lower the sublimits for the issuance of letters of credit and reduce the commitment fee to 0.15% on the daily unused portions of the Senior Credit Facility. The amended Senior Credit Facility also increases the maximum permitted leverage ratio from 3.25 to 3.5 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility). Pursuant to the terms of the amended Senior Credit Facility and the indentures governing the Senior Notes, our obligations will no longer carry a conditional guarantee by certain of our 100% owned domestic subsidiaries.  Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. All other significant existing terms under the credit agreement remained unchanged.
As of September 30, 2015 and December 31, 2014, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $96.9 million and $76.8 million at September 30, 2015 and December 31, 2014, respectively, which reduced our borrowing capacity to $903.1 million and $923.2 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants at September 30, 2015.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.175% (per annum) during the period ended September 30, 2015 (as noted above the commitment fee decreased to 0.15% effective October 14, 2015). During the nine months ended September 30, 2015, we made scheduled repayments of $30.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility. As a result of extending the maturity of our Term Loan by two years we have scheduled repayments of $60.0 million in each of 2018 and 2019, and $45 million in 2020.
Our Senior Notes and Senior Credit Facility were fully and unconditionally and jointly and severally guaranteed by certain of our 100% owned domestic subsidiaries. Pursuant to the terms of the Senior Credit Facility and the indentures governing the Senior Notes, any guarantees on our obligations were subject to release if the Company satisfactorily achieved and met the following guaranty release conditions: (a) obtains a ratings of BBB (stable outlook) or better from S&P and Baa2 (stable outlook) or better from Moody’s and (b) our domestic subsidiaries do not guarantee any material indebtedness. On February 27, 2015 Standard & Poor's Ratings Services raised its corporate credit and senior unsecured debt rating on the Company to BBB from BBB-, with a stable outlook. As of March 11, 2015 Moody’s Investors Services' corporate credit and senior unsecured debt rating on the Company was Baa2, with a stable outlook. As a result, the guarantees of the Senior Notes and Senior Credit Facility were released as of March 26, 2015 upon the discharge of the terms of the note indentures and Senior Credit Facility agreement; therefore, the Company is exempt from disclosing supplemental guarantor financial information in accordance with Rule 3-10 of Regulation S-X, promulgated under the Securities Act of 1933.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at September 30, 2015 was $1,320.8 million compared to the carrying value of $1,352.8 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2015 and December 31, 2014.

7.	Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2015	2014
Raw materials	$432,423	$352,928
Work in process	786,259	687,343
Finished goods	250,359	265,439
Less: Progress billings	(271,231)	(230,058)
Less: Excess and obsolete reserve	(81,365)	(80,088)
Inventories, net	$1,116,445	$995,564

8.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014
Net earnings of Flowserve Corporation	$93,623	$128,562
Dividends on restricted shares not expected to vest	3	3
Earnings attributable to common and participating shareholders	$93,626	$128,565
Weighted average shares:
Common stock	132,036	136,100
Participating securities	514	567
Denominator for basic earnings per common share	132,550	136,667
Effect of potentially dilutive securities	610	862
Denominator for diluted earnings per common share	133,160	137,529
Earnings per common share:
Basic	$0.71	$0.94
Diluted	0.70	0.93

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014
Net earnings of Flowserve Corporation	$196,297	$359,808
Dividends on restricted shares not expected to vest	9	9
Earnings attributable to common and participating shareholders	$196,306	$359,817
Weighted average shares:
Common stock	133,389	136,612
Participating securities	513	584
Denominator for basic earnings per common share	133,902	137,196
Effect of potentially dilutive securities	747	936
Denominator for diluted earnings per common share	134,649	138,132
Earnings per common share:
Basic	$1.47	$2.62
Diluted	1.46	2.60
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
As previously disclosed in our 2014 Annual Report, we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and continue to cooperate with the DOJ and SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and are in the process of responding.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2015 and 2014 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2015	2014	2015	2014	2015	2014
Service cost	$6.0	$5.7	$2.1	$1.7	$—	$—
Interest cost	4.3	4.4	3.1	3.7	0.3	0.3
Expected return on plan assets	(6.0)	(5.5)	(3.0)	(2.7)	—	—
Amortization of prior service cost	0.1	0.2	—	0.1	—	—
Amortization of unrecognized net loss (gain)	2.3	2.1	1.3	1.7	(0.1)	(0.3)
Net periodic cost recognized	$6.7	$6.9	$3.5	$4.5	$0.2	$—

Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2015 and 2014 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2015	2014	2015	2014	2015	2014
Service cost	$18.1	$17.2	$6.3	$5.2	$—	$—
Interest cost	12.8	13.1	9.3	11.1	0.9	0.9
Expected return on plan assets	(18.1)	(16.5)	(9.0)	(8.0)	—	—
Amortization of prior service cost	0.3	0.4	—	0.2	0.1	—
Amortization of unrecognized net loss (gain)	6.9	6.3	3.9	5.1	(0.4)	(0.9)
Net periodic cost recognized	$20.0	$20.5	$10.5	$13.6	$0.6	$—

11.	Shareholders’ Equity
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
We repurchased 2,378,700 shares of our outstanding common stock for $110.0 million, and 475,177 shares for $35.3 million, during the three months ended September 30, 2015 and 2014, respectively. We repurchased 4,833,146 shares of our outstanding common stock for $249.7 million, and 2,485,481 shares for $188.3 million, during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had $214.7 million of remaining capacity under our current share repurchase program.

12.	Income Taxes
For the three months ended September 30, 2015, we earned $146.6 million before taxes and provided for income taxes of $52.1 million resulting in an effective tax rate of 35.5%. For the nine months ended September 30, 2015, we earned $312.3 million before taxes and provided for income taxes of $111.5 million resulting in an effective tax rate of 35.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2015 primarily due to the net impact of foreign operations and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $10.0 million. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2015 primarily due to tax impacts of the realignment programs, the Venezuelan exchange rate remeasurement loss and the establishment of a valuation allowance of $10.0 million against our deferred tax assets in Brazil, partially offset by the net impact of foreign operations.
For the three months ended September 30, 2014, we earned $183.3 million before taxes and provided for income taxes of $52.7 million, resulting in an effective tax rate of 28.8%. For the nine months ended September 30, 2014, we earned $505.9 million before taxes and provided for income taxes of $141.5 million, resulting in an effective tax rate of 28.0%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2014 primarily due to the net impact of foreign operations.
As of September 30, 2015, the amount of unrecognized tax benefits increased by $11.7 million from December 31, 2014. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2013, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2008. We are currently under examination for various years in Austria, Germany, India, Italy, Singapore, Spain, the U.S. and Venezuela.
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
During the first quarter of 2015, we made composition changes to our Engineered Product Division ("EPD") and IPD reportable segments to take into consideration the acquisition of SIHI that was finalized on January 7, 2015. Effective January 1, 2015, certain activities, primarily related to engineered pumps and seals, that were previously included in the IPD business segment will now be reported in the EPD business segment. These changes did not materially impact segment results or segment assets. We did not change our business segments, management structure, chief operating decision maker or how we evaluate segment performance and allocate resources. Prior periods were retrospectively adjusted to conform to the new reportable segment composition. The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$502,208	$227,502	$366,766	$1,096,476	$—	$1,096,476
Intersegment sales	12,298	14,137	1,168	27,603	(27,603)	—
Segment operating income	78,342	24,985	77,063	180,390	(12,541)	167,849

Three Months Ended September 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$625,945	$192,655	$385,412	$1,204,012	$—	$1,204,012
Intersegment sales	15,537	10,482	1,545	27,564	(27,564)	—
Segment operating income	110,345	26,937	72,301	209,583	(17,140)	192,443

Nine Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,533,955	$690,873	$1,048,514	$3,273,342	$—	$3,273,342
Intersegment sales	35,479	34,948	2,945	73,372	(73,372)	—
Segment operating income	233,264	18,716	186,266	438,246	(49,443)	388,803

Nine Months Ended September 30, 2014
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,762,600	$562,031	$1,171,895	$3,496,526	$—	$3,496,526
Intersegment sales	43,147	31,121	4,421	78,689	(78,689)	—
Segment operating income	300,484	75,901	234,560	610,945	(59,863)	551,082

14. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2015 and 2014:

	2015				2014
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)

Balance - July 1	$(331,301)	$(125,727)	$(6,929)	$(463,957)	$(79,220)	$(125,286)	$(711)	$(205,217)
Other comprehensive (loss) income before reclassifications	(54,494)	1,245	(35)	(53,284)	(100,195)	4,710	(2,804)	(98,289)
Amounts reclassified from AOCL	—	2,443	1,573	4,016	—	2,568	7	2,575
Net current-period other comprehensive (loss) income	(54,494)	3,688	1,538	(49,268)	(100,195)	7,278	(2,797)	(95,714)
Balance - September 30	$(385,795)	$(122,039)	$(5,391)	$(513,225)	$(179,415)	$(118,008)	$(3,508)	$(300,931)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.4 million and $1.3 million at July 1, 2015 and 2014, $2.7 million and $1.3 million at September 30, 2015 and 2014, respectively. Includes net investment hedge losses of $0.7 million, net of deferred taxes, for the three months ended September 30, 2015. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:
		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2015(1)	2014(1)
Cash flow hedging activity
Foreign exchange contracts	Sales	$(1,990)	$(15)
	Tax benefit	417	8
	Net of tax	$(1,573)	$(7)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(3,465)	$(3,516)
Prior service costs(2)		(177)	(169)
	Tax benefit	1,199	1,117
	Net of tax	$(2,443)	$(2,568)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the nine months ended September 30, 2015 and 2014:

	2015				2014
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(238,533)	$(135,398)	$(5,210)	$(379,141)	$(89,953)	$(129,528)	$(814)	$(220,295)
Other comprehensive (loss) income before reclassifications	(147,262)	6,031	(6,739)	(147,970)	(91,239)	3,816	(2,947)	(90,370)
Amounts reclassified from AOCL	—	7,328	6,558	13,886	1,777	7,704	253	9,734
Net current-period other comprehensive (loss) income	(147,262)	13,359	(181)	(134,084)	(89,462)	11,520	(2,694)	(80,636)
Balance - September 30	$(385,795)	$(122,039)	$(5,391)	$(513,225)	$(179,415)	$(118,008)	$(3,508)	$(300,931)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $1.3 million and $1.2 million at January 1, 2015 and 2014 and $2.7 million and $1.3 million at September 30, 2015 and 2014, respectively. Includes net investment hedge losses of $9.3 million, net of deferred taxes, for the nine months ended September 30, 2015. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2015(1)	2014(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business(2)	Selling, general and administrative expense	$—	$(1,777)
	Tax benefit	—	—
	Net of tax	$—	$(1,777)

Cash flow hedging activity
Foreign exchange contracts	Other expense, net	$(3,327)	$—
	Sales	(5,694)	(406)
	Tax benefit	2,463	153
	Net of tax	$(6,558)	$(253)

Pension and other postretirement effects
Amortization of actuarial losses(3)		$(10,396)	$(10,547)
Prior service costs(3)		(530)	(508)
	Tax benefit	3,598	3,351
	Net of tax	$(7,328)	$(7,704)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.

(2)	Previously disclosed as $(5.5) million in 2014. No incremental impact on our consolidated financial condition or result of operation.
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

At September 30, 2015, we expect to recognize a loss of $3.7 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at September 30, 2015.
15. Realignment Programs
In the first quarter of 2015, we initiated a realignment program ("R1 Realignment Program") to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. We anticipate a total investment in this program of approximately $50 million of which approximately $40 million is related to identified initiatives and is primarily restructuring, including related severance costs and primarily incurred by IPD. Realignment charges of $0.1 million were recorded in IPD for the three months ended September 30, 2015. Realignment charges of $29.0 million were recorded in IPD, $0.7 million in EPD and $5.5 million was reported in income tax expense in our condensed consolidated statement of income for the nine months ended September 30, 2015. We anticipate that the majority of any remaining charges will be incurred through the remainder of 2015 and 2016.
In the second quarter of 2015, we initiated a second realignment program ("R2 Realignment Program") to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce and the transfer of activities from high-cost regions to lower-cost facilities. We anticipate a total investment in this program of approximately $125 million, subject to final evaluation. We anticipate that the majority of the charges will be incurred through the remainder of 2015 and 2016.
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

Total realignment charges, net of adjustments, were $1.7 million and $(0.1) million for the three months ended September 30, 2015 and 2014, respectively. Total realignment charges, net of adjustments, were $61.2 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively. Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The total restructuring reserve related to our realignment programs was $31.9 million and $1.1 million at September 30, 2015 and December 31, 2014, respectively.
R1 Realignment Program
The following is a summary of total charges, net of adjustments, related to the R1 Realignment Program:

(Amounts in thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Restructuring Charges
COS	$57	$18,696
SG&A	(434)	9,811
	$(377)	$28,507
Non-Restructuring Charges
COS	$—	$—
SG&A	459	1,159
	$459	$1,159
Total Realignment Program Charges
COS	$57	$18,696
SG&A	25	10,970
	$82	$29,666

The following represents the activity, primarily severance, related to the restructuring reserve for the R1 Realignment Program:

(Amounts in thousands)
Balance at December 31, 2014	$—
Charges	20,883
Cash Expenditures	—
Other non-cash adjustments, including currency	(579)
Balance at March 31, 2015	$20,304
Charges	8,001
Cash Expenditures	(243)
Other non-cash adjustments, including currency	875
Balance at June 30, 2015	$28,937
Adjustments, net of charges	(377)
Cash Expenditures	(1)
Other non-cash adjustments, including currency	(419)
Balance at September 30, 2015	$28,140

R2 Realignment Program
The following is a summary of total charges, net of adjustments, related to the R2 Realignment Program for the three months ended September 30, 2015:

(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$437	$—	$1,082	$1,519	$—	$1,519
SG&A	$909	$—	$(1,070)	$(161)	$—	$(161)
	$1,346	$—	$12	$1,358	$—	$1,358
Non-Restructuring Charges
COS	$(27)	$91	$59	$123	$—	$123
SG&A	$453	$(206)	$(128)	$119	$—	$119
	$426	$(115)	$(69)	$242	$—	$242
Total Realignment Program Charges
COS	$410	$91	$1,141	$1,642	$—	$1,642
SG&A	$1,362	$(206)	$(1,198)	$(42)	$—	$(42)
	$1,772	$(115)	$(57)	$1,600	$—	$1,600

The following is a summary of total charges, net of adjustments, related to the R2 Realignment Program for the nine months ended September 30, 2015:

(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$547	$—	$2,101	$2,648	$—	$2,648
SG&A	$1,031	$—	$1,272	$2,303	$—	$2,303
	$1,578	$—	$3,373	$4,951	$—	$4,951
Non-Restructuring Charges
COS	$7,323	$1,019	$5,150	$13,492	$—	$13,492
SG&A	$3,297	$988	$3,795	$8,080	$—	$8,080
	$10,620	$2,007	$8,945	$21,572	$—	$21,572
Total Realignment Program Charges
COS	$7,870	$1,019	$7,251	$16,140	$—	$16,140
SG&A	$4,328	$988	$5,067	$10,383	$—	$10,383
	$12,198	$2,007	$12,318	$26,523	$—	$26,523

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
The following is a summary of Restructuring charges, net of adjustments, for the R2 Realignment Program the three months ended September 30, 2015:

(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$97	$158	$1,150	$114	$1,519
SG&A	390	—	(641)	90	(161)
Total	$487	$158	$509	$204	$1,358
The following is a summary of Restructuring charges, net of adjustments, for the R2 Realignment Program the nine months ended September 30, 2015:

(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$1,070	$158	$1,257	$163	$2,648
SG&A	2,144	—	(7)	166	2,303
Total	$3,214	$158	$1,250	$329	$4,951

The following represents the activity, primarily severance, related to the restructuring reserve for the R2 Realignment Program:

(Amounts in thousands)
Balance at March 31, 2015	$—
Charges	2,852
Cash Expenditures	(166)
Other non-cash adjustments, including currency	737
Balance at June 30, 2015	$3,423
Charges, net of adjustments	848
Cash Expenditures	(129)
Other non-cash adjustments, including currency	(975)
Balance at September 30, 2015	$3,167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
During the first nine months of 2015, we were challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. This was further compounded by economic and geo-political conditions in Latin America, the Middle East and China. In addition, we experienced lower than expected activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets. We expect that the current environment will persist into 2016.
To better align costs and improve long-term efficiency, we initiated realignment programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives and transfer of activities from high-cost regions to lower-cost facilities. We estimate an approximate 10% reduction in our global workforce. With an expected near-term investment of approximately $175 million, including projects not yet approved, we expect the results of our realignment programs will deliver annualized run-rate savings of approximately $145 million. In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2015 and 2014
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective January 7, 2015, we acquired for inclusion in IPD, 100% of SIHI, a global provider of engineered vacuum and fluid pumps and related services. The impact of the acquisition of SIHI for the three months ended September 30, 2015 included bookings of $69.7 million, sales of $73.7 million, gross profit of $20.9 million, operating income of $0.4 million (including realignment costs of $0.2 million and acquisition-related costs of $1.4 million) and period end backlog of $118.1 million. The impact of the acquisition of SIHI for the nine months ended September 30, 2015 included bookings of $217.4 million, sales of $217.8 million, gross profit of $29.1 million and operating loss of $48.8 million (including acquisition-related costs of $8.7 million and realignment costs of $29.7 million).
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective March 31, 2014 we sold our FCD Naval business to a Finnish valve manufacturer and recognized a $13.4 million gain.
In the first quarter of 2015, we initiated the R1 Realignment Program to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. We anticipate a total investment in this program of approximately $50 million.
In the second quarter of 2015, we initiated the R2 Realignment Program to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce and the transfer of activities from high-cost regions to lower-cost facilities. We anticipate a total investment in this program of approximately $125 million, subject to final evaluation.
The total charges for realignment programs by segment are detailed below for the three months ended September 30, 2015:

(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$410	$112	$1,135	$1,657	$—	$1,657
SG&A	1,284	(112)	(1,129)	43	—	$43
	$1,694	$—	$6	$1,700	$—	$1,700

The total charges for realignment programs by segment are detailed below for the nine months ended September 30, 2015:

(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,667	$19,556	$7,244	$34,467	$—	$34,467
SG&A	4,650	11,418	5,070	$21,138	—	21,138
	$12,317	$30,974	$12,314	$55,605	$—	$55,605
In addition to the charges above, $5.5 million related to the R1 Realignment Program was reported in income tax expense in our condensed consolidated statement of income for the nine months ended September 30, 2015. We anticipate that the majority of the remaining charges related to our realignment programs will be incurred through the remainder of 2015 and early 2016.
Upon completion of the realignment programs, we expect annual run-rate cost savings of approximately $145 million, with a portion realized in 2015 and an increasingly larger amount in 2016 and 2017. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2015	2014
Bookings	$1,056.7	$1,274.8
Sales	1,096.5	1,204.0

	Nine Months Ended September 30,
(Amounts in millions)	2015	2014
Bookings	$3,213.2	$3,851.4
Sales	3,273.3	3,496.5

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2015 decreased by $218.1 million, or 17.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $102 million. The decrease during the three months ended September 30, 2015 was primarily driven by the oil and gas industry and to a lesser extent, general industries. The decrease was more heavily weighted toward customer original equipment bookings. Excluding the $69.7 million addition from SIHI, bookings for the three months ended September 30, 2015 decreased by $287.8 million, or 22.6%, as compared with the same period in 2014.

Bookings for the nine months ended September 30, 2015 decreased by $638.2 million, or 16.6%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $298 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the general and chemical industries. The decrease was more heavily weighted toward customer original equipment bookings. Excluding the $217.4 million addition from SIHI, bookings for the nine months ended September 30, 2015 decrease by $855.6 million, or 22.2%, as compared with the same period in 2014.

Sales for the three months ended September 30, 2015 decreased by $107.5 million, or 8.9%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $114 million. The decrease was more heavily weighted towards original equipment sales, and sales decreased into every region except for sales into Europe. Net sales to international customers, including export sales from the U.S., were approximately 68% and 70% of total sales for the three months ended September 30, 2015 and 2014, respectively. Excluding the $73.7 million addition from SIHI, sales for the three months ended September 30, 2015 decreased by $181.2 million, or 15.0%, as compared with the same period in 2014.

Sales for the nine months ended September 30, 2015 decreased by $223.2 million, or 6.4%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $323 million. The decrease was more heavily weighted towards original equipment sales, and sales decreased into every region except for sales into Europe. Net sales to international customers, including export sales from the U.S., were approximately 66% and 68% of total sales for the nine months ended September 30, 2015 and 2014, respectively. Excluding the $217.8 million addition from SIHI, sales for the nine months ended September 30, 2015 decreased by $441.0 million, or 12.6%, as compared with the same period in 2014.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,559.6 million at September 30, 2015 decreased by $144.6 million, or 5.3%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $130 million. Approximately 26% of the backlog at September 30, 2015 was related to aftermarket orders. Excluding the $118.1 million addition from SIHI, backlog decreased by $262.7 million, or 9.7%, as compared with December 31, 2014.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Gross profit	$388.8	$421.5
Gross profit margin	35.5%	35.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Gross profit	$1,089.6	$1,228.9
Gross profit margin	33.3%	35.1%

Gross profit for the three months ended September 30, 2015 decreased by $32.7 million, or 7.8%, as compared with the same period in 2014. Gross profit margin for the three months ended September 30, 2015 of 35.5% increased from 35.0% for the same period in 2014. The increase in gross profit margin was primarily attributed to a decrease in broad-based annual incentive program compensation and a mix shift to higher margin aftermarket sales, partially offset by lower margin projects that shipped , as compared with the same period in 2014. Aftermarket sales increased to approximately 42% of total sales, as compared with approximately 41% of total sales for the same period in 2014.

Gross profit for the nine months ended September 30, 2015 decreased by $139.3 million, or 11.3%, as compared with the same period in 2014. Gross profit margin for the nine months ended September 30, 2015 of 33.3% decreased from 35.1% for the same period in 2014. The decrease in gross profit margin was primarily attributed to the negative impact of margins on acquired SIHI backlog and inventory ("Purchase Price Adjustments"), charges related to our realignment programs, and to a lesser extent, certain lower margin projects that shipped from backlog and the negative impact of decreased sales on our absorption of fixed manufacturing costs, as compared with the same period in 2014. The decrease was partially offset by a decrease in broad-based annual incentive program compensation and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 43% of total sales, as compared with approximately 42% of total sales for the same period in 2014.

Selling, General and Administrative Expense ("SG&A")

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
SG&A	$223.5	$230.9
SG&A as a percentage of sales	20.4%	19.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
SG&A	$707.0	$685.3
SG&A as a percentage of sales	21.6%	19.6%

SG&A for the three months ended September 30, 2015 decreased by $7.4 million, or 3.2%, as compared with the same period in 2014 and included the impact of $20.5 million of SIHI SG&A. Currency effects yielded a decrease of approximately $23 million. SG&A as a percentage of sales for the three months ended September 30, 2015 increased 120 basis points as compared with the same period in 2014 due to lower sales leverage, partially offset by a decrease in broad-based annual incentive program compensation.

SG&A for the nine months ended September 30, 2015 increased by $21.7 million, or 3.2%, as compared with the same period in 2014 and included the impact of $77.9 million of SIHI SG&A. Currency effects yielded a decrease of approximately $64 million. SG&A as a percentage of sales for the nine months ended September 30, 2015 increased 200 basis points as compared with the same period in 2014 due in part to charges related to our realignment programs, $8.7 million of SIHI acquisition-related costs, lower sales leverage and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014, partially offset by a decrease in broad-based annual incentive program compensation.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2015	2014
Net earnings from affiliates	$2.6	$1.8

	Nine Months Ended September 30,
(Amounts in millions)	2015	2014
Net earnings from affiliates	$6.3	$7.4

Net earnings from affiliates represents our net income from investments in our joint ventures that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended September 30, 2015 increased $0.8 million, or 44.4%, as compared with the same period in 2014.

Net earnings from affiliates for the nine months ended September 30, 2015 decreased $1.1 million, or 14.9%, as compared with the same period in 2014. The decrease was primarily a result of decreased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Operating income	$167.8	$192.4
Operating income as a percentage of sales	15.3%	16.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Operating income	$388.8	$551.1
Operating income as a percentage of sales	11.9%	15.8%

Operating income for the three months ended September 30, 2015 decreased by $24.6 million, or 12.8%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $11 million. The decrease was primarily a result of the $32.7 million decrease in gross profit partially offset by a $7.4 million decrease in SG&A.

Operating income for the nine months ended September 30, 2015 decreased by $162.3 million, or 29.5%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $35 million and $55.6 million of realignment expense. The decrease was primarily a result of the $139.3 million decrease in gross profit and the $21.7 million increase in SG&A.

Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2015	2014
Interest expense	$(16.3)	$(15.1)
Interest income	0.5	0.4

	Nine Months Ended September 30,
(Amounts in millions)	2015	2014
Interest expense	$(47.7)	$(45.3)
Interest income	1.5	1.2

Interest expense for the three and nine months ended September 30, 2015 increased $1.2 million and $2.4 million, respectively, as compared with the same period in 2014. The $2.4 million increase for the nine months ended September 30, 2015 was primarily attributable to interest expense associated with increased borrowings in 2015 related to our 2022 EUR Senior Notes issued on March 17, 2015.

Other (Expense) Income, Net

	Three Months Ended September 30,
(Amounts in millions)	2015	2014
Other (expense) income, net	$(5.4)	$5.6

	Nine Months Ended September 30,
(Amounts in millions)	2015	2014
Other expense, net	$(30.3)	$(1.1)

Other expense, net for the three months ended September 30, 2015 increased $11.0 million from income of $5.6 million in 2014, due primarily to a $13.4 million increase in losses arising from transactions in currencies other than our sites' functional currencies, partially offset by a $2.8 million increase in gains on foreign exchange contracts. The changes are primarily due to the foreign currency exchange rate movements of the Brazilian real, Euro and Mexican peso in relation to the U.S. dollar during the three months ended September 30, 2015, as compared with the same period in 2014.

Other expense, net for the nine months ended September 30, 2015 increased $29.2 million as compared with the same period in 2014, due primarily to a $58.6 million increase in losses arising from transactions in currencies other than our sites' functional currencies, including the impact of the $18.5 million loss as a result of the first quarter of 2015 remeasurement of our Venezuelan bolivar-denominated net monetary assets, partially offset by a $29.6 million increase in gains on foreign exchange contracts. The net change, excluding the Venezuelan exchange rate remeasurement loss, is primarily due to the foreign currency exchange rate movements of the Brazilian real, Argentine peso and Mexican peso in relation to the U.S. dollar during the nine months ended September 30, 2015, as compared with the same period in 2014.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Provision for income taxes	$52.1	$52.7
Effective tax rate	35.5%	28.8%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Provision for income taxes	$111.5	$141.5
Effective tax rate	35.7%	28.0%

Our effective tax rate of 35.5% for the three months ended September 30, 2015 increased from 28.8% for the same period in 2014. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2015 primarily due to the net impact of foreign operations and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $10.0 million.

Our effective tax rate of 35.7% for the nine months ended September 30, 2015 increased from 28.0% for the same period in 2014. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2015 primarily due to tax impacts of the realignment programs and the Venezuelan exchange rate remeasurement loss, and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $10.0 million, partially offset by the net impact of foreign operations.
Other Comprehensive Loss

	Three Months Ended September 30,
(Amounts in millions)	2015	2014
Other comprehensive loss	$(49.3)	$(95.7)

	Nine Months Ended September 30,
(Amounts in millions)	2015	2014
Other comprehensive loss	$(134.1)	$(80.6)

Other comprehensive loss for the three months ended September 30, 2015 decreased $46.4 million as compared with the same period in 2014. The decrease was primarily due to the foreign currency exchange rate movements of the Euro versus the U.S. dollar during the three months ended September 30, 2015, as compared with the same period in 2014.

Other comprehensive loss for the nine months ended September 30, 2015 increased $53.5 million to a loss of $134.1 million as compared to loss of $80.6 million in 2014. The increase was primarily due to the foreign currency exchange rate movements of the Brazilian real and Mexican peso versus the U.S. dollar during the nine months ended September 30, 2015, as compared with the same period in 2014.

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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$537.5	$727.7
Sales	514.5	641.4
Gross profit	180.4	220.9
Gross profit margin	35.1%	34.4%
Segment operating income	77.7	110.3
Segment operating income as a percentage of sales	15.1%	17.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$1,608.0	$2,124.1
Sales	1,569.4	1,805.7
Gross profit	535.9	626.4
Gross profit margin	34.1%	34.7%
Segment operating income	232.8	300.5
Segment operating income as a percentage of sales	14.8%	16.6%

Bookings for the three months ended September 30, 2015 decreased by $190.2 million, or 26.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $65 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the general and power generation industries. Bookings decreased $87.5 million into North America, $53.6 million into Latin America, $27.6 million into Europe and $26.3 million into the Middle East. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $1.2 million.
Bookings for the nine months ended September 30, 2015 decreased by $516.1 million, or 24.3%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $181 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the general and power generation industries. Bookings decreased $148.7 million into North America, $135.6 million into Latin America, $135.6 million into Europe, $57.4 million into Asia Pacific and $33.7 million into the Middle East. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $15.3 million.
Sales for the three months ended September 30, 2015 decreased $126.9 million, or 19.8%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $65 million. The decrease was more heavily weighted towards customer original equipment sales, resulting from decreased sales of $27.4 million into Asia Pacific, $24.9 million into Latin America, $23.7 million into the Middle East, $22.9 million into Europe and into $15.9 million North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.3 million.
Sales for the nine months ended September 30, 2015 decreased $236.3 million, or 13.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $182 million. The decrease was more heavily weighted towards customer original equipment sales, resulting from decreased sales of $103.6 million into Asia Pacific, $39.4 million into the Middle East, $38.9 million into Latin America and $21.7 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $7.7 million.
Gross profit for the three months ended September 30, 2015 decreased $40.5 million, or 18.3%, as compared with the same period in 2014. Gross profit margin for the three months ended September 30, 2015 of 35.1% increased from 34.4% for the same period in 2014. The increase in gross profit margin was primarily attributable to a favorable shift in product mix, improved cost absorption due to targeted cost savings initiatives and a decrease in broad-based annual incentive program compensation.
Gross profit for the nine months ended September 30, 2015 decreased by $90.5 million, or 14.4%, as compared with the same period in 2014. Gross profit margin for the nine months ended September 30, 2015 of 34.1% decreased from 34.7% for the same period in 2014. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive program compensation.

Operating income for the three months ended September 30, 2015 decreased by $32.6 million, or 29.6%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $4.5 million. The decrease was due primarily to a $40.5 million decrease in gross profit, partially offset by a $7.7 million decrease in SG&A (including a decrease due to currency effects of approximately $15 million). The decrease in SG&A is primarily due to decreased selling and marketing-related expenses, savings associated with strategic cost reduction programs and a decrease in broad-based annual incentive program compensation.
Operating income for the nine months ended September 30, 2015 decreased by $67.7 million, or 22.5%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $19 million. The decrease was due to a $90.5 million decrease in gross profit, partially offset by a $24.6 million decrease in SG&A (including a decrease due to currency effects of approximately $38 million). The decrease in SG&A is primarily due to decreased selling and marketing-related expenses, savings associated with strategic cost reduction programs and a decrease in broad-based annual incentive program compensation, partially offset by charges related to our realignment programs and increased R&D investments.
Backlog of $1,448.9 million at September 30, 2015 decreased by $124.4 million, or 7.9%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $76 million. Backlog at September 30, 2015 and December 31, 2014 included $12.1 million and $16.3 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 23 manufacturing facilities, six of which are located in the U.S and 12 in Europe, four in Asia, one in Latin America and it operates 34 QRCs worldwide, including 21 sites in Europe, six in the U.S., three in Latin America and one in Asia, including those co-located in manufacturing facilities.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$236.5	$177.7
Sales	241.6	203.2
Gross profit	69.0	54.2
Gross profit margin	28.6%	26.7%
Segment operating income	25.0	26.9
Segment operating income as a percentage of sales	10.3%	13.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$689.9	$589.1
Sales	725.8	593.2
Gross profit	170.7	160.2
Gross profit margin	23.5%	27.0%
Segment operating income	18.7	75.9
Segment operating income as a percentage of sales	2.6%	12.8%
As discussed in Note 2, we acquired SIHI on January 7, 2015. SIHI's post-acquisition operating results are included in IPD's segment results of operations above. No proforma information has been provided for the acquisition due to immateriality. The impact of the acquisition of SIHI for the three months ended September 30, 2015 includes bookings of $69.7 million, sales of $73.7 million, gross profit of $20.9 million, operating income of $0.4 million (including acquisition-related costs of $1.4 million). The impact of the acquisition of SIHI for the nine months ended September 30, 2015 includes bookings of $217.4 million, sales of $217.8 million, gross profit of $29.1 million, operating loss of $48.8 million (including acquisition-related costs of $8.7 million and realignment costs of $29.7 million) and period end backlog of $118.1 million. The low gross profit and operating income for the three months ending September 30, 2015 primarily resulted from the negative impact of margins on acquired inventory and backlog ("Purchase Accounting Adjustments"). The gross profit and operating loss for the nine months ending September 30,

2015 primarily resulted from the charges related to our realignment programs, negative impact of Purchase Accounting Adjustments and acquisition-related costs.
Bookings for the three months ended September 30, 2015 increased by $58.8 million, or 33.1%, as compared with the same period in 2014. The increase included negative currency effects of approximately $12 million. The increase in customer bookings was primarily driven by the chemical, general and power generation industries, partially offset by a decrease in the oil and gas industry. Bookings increased $37.3 million into Europe due to SIHI, $19.4 million into Asia Pacific, and $8.1 million into Africa. The increase was more heavily weighted toward customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $3.5 million. Excluding the $69.7 million addition from SIHI, bookings for the three months ended September 30, 2015 decreased by $10.9 million or 6.1%, as compared with the same period in 2014.
Bookings for the nine months ended September 30, 2015 increased by $100.8 million, or 17.1%, as compared with the same period in 2014. The increase included negative currency effects of approximately $33 million. The increase in customer bookings was primarily driven by the chemical, general and power generation industries, partially offset by a decrease in the oil and gas and the water management industries. Bookings increased $86.2 million into Europe due to SIHI, and $21.2 million into the Middle East. The increase was more heavily weighted toward customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $0.2 million. Excluding the $217.4 million addition from SIHI, bookings for the nine months ended September 30, 2015 decreased by $116.6 million, or 19.8%, as compared with the same period in 2014.
Sales for the three months ended September 30, 2015 increased approximately $38.4 million, or 18.9%, as compared with the same period in 2014. The increase included negative currency effects of approximately $12 million and was primarily driven by customer original equipment sales. Customer sales increased $44.1 million into Europe due to SIHI, and $5.7 million into North America, partially offset by decreased sales of $7.9 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $3.7 million. Excluding the $73.7 million addition from SIHI, sales for the three months ended September 30, 2015 decreased by $35.3 million, or 17.4%, as compared with the same period in 2014.
Sales for the nine months ended September 30, 2015 increased $132.6 million, or 22.4%, as compared with the same period in 2014. The increase included negative currency effects of approximately $40 million and was primarily driven by customer original equipment sales. Customer sales increased $122.2 million into Europe and $32.6 million into Asia Pacific due to SIHI, partially offset by decreased sales of $20.4 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $3.8 million when compared to the same period in 2014. Excluding the $217.8 million addition from SIHI, sales for the nine months ended September 30, 2015 decreased by $85.2 million, or 14.4%, as compared with the same period in 2014.

Gross profit for the three months ended September 30, 2015 increased by $14.8 million, or 27.3%, as compared with the same period in 2014. Gross profit margin for the three months ended September 30, 2015 of 28.6% increased from 26.7% for the same period in 2014. The increase was primarily attributable to a discrete non-cash charge in the third quarter of 2014 and a decrease in broad-based annual incentive program compensation.
Gross profit for the nine months ended September 30, 2015 increased by $10.5 million, or 6.6%, as compared with the same period in 2014. Gross profit margin for the nine months ended September 30, 2015 of 23.5% decreased from 27.0% for the same period in 2014. The decrease was primarily attributable to the negative impact of SIHI's Purchase Accounting Adjustments and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive program compensation.
Operating income for the three months ended September 30, 2015 decreased by $1.9 million, or 7.1%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to a $16.8 million increase in SG&A due primarily to the inclusion of SIHI's SG&A, partially offset by the $14.8 million increase in gross profit.
Operating income for the nine months ended September 30, 2015 decreased by $57.2 million, or 75.4%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $4 million. The decrease was primarily due to a $67.8 million increase in SG&A, due primarily to the inclusion of SIHI's SG&A which included charges related to our realignment programs and acquisition-related costs, partially offset by a decrease in broad-based annual incentive compensation.
Backlog of $486.8 million at September 30, 2015 increased by $92.9 million, or 23.6%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $13 million. Backlog at September 30, 2015 and December 31, 2014 included $17.6 million and $18.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Excluding the $118.1 million impact of SIHI, backlog decreased by $25.2 million, or 6.4%, as compared with December 31, 2014.
Flow Control Division Segment Results

Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 58 manufacturing facilities and QRCs in 25 countries around the world, with five of its 26 manufacturing operations located in the U.S., 13 located in Europe, seven located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$311.1	$392.0
Sales	367.9	387.0
Gross profit	136.6	143.2
Gross profit margin	37.1%	37.0%
Segment operating income	77.1	72.3
Segment operating income as a percentage of sales	21.0%	18.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2015	2014
Bookings	$988.6	$1,227.2
Sales	1,051.5	1,176.3
Gross profit	379.2	440.4
Gross profit margin	36.1%	37.4%
Segment operating income	186.3	234.6
Segment operating income as a percentage of sales	17.7%	19.9%

Bookings for the three months ended September 30, 2015 decreased $80.9 million, or 20.6%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $24 million. The decrease in customer bookings was primarily driven by the oil and gas, general and chemical industries. Customer bookings decreased $24.6 million into Europe, $21.6 million into Asia Pacific, $20.9 million into the Middle East and $18.6 million into North America. The decrease was driven by decreased customer original equipment bookings.
Bookings for the nine months ended September 30, 2015 decreased $238.6 million, or 19.4%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $84 million. The decrease in customer bookings was primarily driven by the oil and gas, general and chemical industries. Customer bookings decreased $104.5 million into Europe, $88.2 million into Asia Pacific and $33.1 million into Latin America. The decrease was driven by decreased customer original equipment bookings.
Sales for the three months ended September 30, 2015 decreased $19.1 million, or 4.9%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $37 million and was primarily driven by decreased customer original equipment sales. Decreased sales of $17.0 million into North America and $13.3 million into Europe were partially offset by increased sales of $13.3 million into the Middle East.
Sales for the nine months ended September 30, 2015 decreased $124.8 million, or 10.6%, as compared with the same period in 2014. The decrease included negative currency effects of approximately $101 million and was primarily driven by decreased customer original equipment sales. Sales decreased $38.1 million into Europe, $23.8 million into Asia Pacific, $19.4 million into North America, $18.0 million into Africa, $12.7 million into the Middle East and $10.4 million into Latin America.

Gross profit for the three months ended September 30, 2015 decreased $6.6 million, or 4.6%, as compared with the same period in 2014. Gross profit margin for the three months ended September 30, 2015 of 37.1% increased from 37.0% for the same period in 2014. The slight increase in gross profit margin was attributable to a decrease in broad-based annual incentive compensation, substantially offset by an unfavorable shift in product line mix and shipment of lower margin projects.
Gross profit for the nine months ended September 30, 2015 decreased by $61.2 million, or 13.9%, as compared with the same period in 2014. Gross profit margin for the nine months ended September 30, 2015 of 36.1% decreased from 37.4% for the same period in 2014. The decrease in gross profit margin was primarily attributable to unfavorable shift in product line mix and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive compensation.

Operating income for the three months ended September 30, 2015 increased by $4.8 million, or 6.6%, as compared with the same period in 2014. The increase included negative currency effects of approximately $6 million. The increase was attributable to a decrease in SG&A driven by a reduction in broad-based annual incentive compensation, partially offset by the $6.6 million decrease in gross profit.
Operating income for the nine months ended September 30, 2015 decreased by $48.3 million, or 20.6%, as compared with the same period in 2014. Currency effects provided a negative currency effects of approximately $12 million. The decrease was primarily attributable to the $61.2 million decrease in gross profit, the $13.4 million gain from the sale of the Naval business in the first quarter of 2014 and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive compensation.
Backlog of $657.8 million at September 30, 2015 decreased by $117.0 million, or 15.1%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $41 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2015	2014
Net cash flows provided by operating activities	$131.0	$129.9
Net cash flows used by investing activities	(488.1)	(35.2)
Net cash flows provided (used) by financing activities	171.2	(277.6)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2015 was $237.8 million, as compared with $450.4 million at December 31, 2014.
Our cash balance decreased by $212.6 million to $237.8 million at September 30, 2015 as compared with December 31, 2014. The cash used during the first nine months of 2015 included $353.7 million of payments for acquisitions, $249.7 million of share repurchases, $138.5 million in capital expenditures, $70.0 million in dividend payments and $30.0 million of payments on long-term debt, partially offset by $526.3 million in proceeds from the issuance of the 2022 EUR Senior Notes.
For the nine months ended September 30, 2015, our cash provided by operating activities was $131.0 million, as compared with $129.9 million for the same period in 2014. Cash flow from working capital decreased for the nine months ended September 30, 2015, due primarily to lower accounts payable of $157.9 million and higher inventory of $119.5 million, partially offset by lower accounts receivable of $66.7 million.
Decreases in accounts receivable provided $66.7 million of cash flow for the nine months ended September 30, 2015 as compared with a use of $38.8 million for the same period in 2014. As of September 30, 2015, our days’ sales outstanding ("DSO") was 86 days as compared with 84 days as of September 30, 2014. We continue to experience increased aging and slower collections of accounts receivable with certain customers in Latin America due to unfavorable economic conditions in the region. However, these accounts receivable have extended terms compared to our usual terms and are not disputed.
Increases in inventory used $119.5 million of cash flow for the nine months ended September 30, 2015 as compared with $124.5 million for the same period in 2014. Inventory turns were 2.5 times at September 30, 2015, compared with 2.8 times for the same period in 2014. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $157.9 million of cash flow for the nine months ended September 30, 2015 as compared with $88.3 million for the same period in 2014.
Cash flows used by investing activities during the nine months ended September 30, 2015 were $488.1 million as compared with cash used of $35.2 million for the same period in 2014. Capital expenditures during the nine months ended September 30, 2015 were $138.5 million, an increase of $54.9 million as compared with the same period in 2014. Our capital expenditures are focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities. In 2015, total capital expenditures are expected to be between $170 million and $180 million, including our investment to further expand and consolidate our valve activities in China and before consideration of any acquisition activity.

As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2015 we acquired SIHI for $341.5 million in cash, and during the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds.
Cash flows provided by financing activities during the nine months ended September 30, 2015 were $171.2 million as compared with a use of $277.6 million for the same period in 2014. Cash inflows during the nine months ended September 30, 2015 resulted primarily from $526.3 million in proceeds from the issuance of the 2022 EUR Senior Notes, partially offset by outflows from the repurchase of $249.7 million of common shares and $70.0 million of dividend payments. Cash outflows for the same period in 2014 resulted primarily from the repurchase of $188.3 million of common shares and $63.3 million in dividend payments.
Our Senior Credit Facility, as amended, matures in October 2020. Approximately 5% of our Term Loan Facility is due to mature in the remainder of 2015 and approximately 20% in 2016. As of September 30, 2015, we had available capacity of $903.1 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
During each of the nine months ended September 30, 2015 and 2014 we contributed $20.0 million to our U.S. pension plan. At December 31, 2014, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we do not anticipate making any additional contributions to our U.S. pension plan in 2015, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At September 30, 2015, $228.3 million of our total cash balance of $237.8 million was held by foreign subsidiaries, $149.7 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $149.7 million could be repatriated resulting in a U.S. cash tax liability between $5.0 million and $15.0 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the prior $750.0 million share repurchase authorization. As of September 30, 2015, we have $214.7 million of remaining capacity under our current share repurchase programs. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of our acquisitions and disposition.
Financing
Credit Facilities
We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Senior Credit Facility. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below.
See Note 10 to our consolidated financial statements included in our 2014 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through September 30, 2015.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2015, include:

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

•	increased aging and slower collection of receivables, particularly in Latin America and other emerging markets;

•	our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-For-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	access to public and private sources of debt financing;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•	obligations under our defined benefit pension plans;

•	risks and potential liabilities associated with cyber security threats; and

•	our inability to execute and realize the expected financial benefits of our strategic manufacturing optimization and other cost-saving initiatives.

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2014 Annual Report and Part II of this 10-Q, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission ("SEC") and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At September 30, 2015, we had $300.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.58%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $2.3 million for the nine months ended September 30, 2015. At December 31, 2014 we had $40.0 million of notional amount in outstanding interest rate swaps with third parties, which matured as of June 30, 2015.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $(54.5) million and $(100.2) million for the three months ended September 30, 2015 and 2014 and $(147.3) million and $(89.5) million for the nine months ended September 30, 2015 and 2014, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of September 30, 2015, we had a U.S. dollar equivalent of $570.8 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $547.0 million million at December 31, 2014. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(5.0) million and $5.6 million for the three months ended September 30, 2015 and 2014, respectively, and $(29.3) million and $(0.3) million for the nine months ended September 30, 2015 and 2014, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2015, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2015 would have impacted our net earnings by approximately $8 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
With the exception of the risk factors set forth below, there have been no material changes in risk factors discussed in our 2014 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2014 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Cybersecurity threats could disrupt our business and result in the loss of critical and confidential information.

Our information technology networks and related systems and devices are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations.  Cybersecurity breaches could expose us to a risk of loss, misuse, or interruption of sensitive and critical information and functions, including our proprietary information and information related to our customers, suppliers and employees.   While we devote substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyberattacks. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, regulatory actions, theft of intellectual property, and increased cybersecurity protection and remediation costs. If we are unable to prevent, detect or adequately respond to security breaches, our operations could be disrupted and our business could be materially and adversely affected.

If we are not able to execute and realize the expected financial benefits from our strategic realignment and other cost-saving initiatives, our business could be adversely affected.

In April 2015, we announced cost saving actions and a strategic manufacturing optimization initiative intended to reduce our cost structure and drive an optimized, low-cost manufacturing footprint. This initiative was expanded in the latter half of 2015 to include additional realignment activities. This initiative will involve accelerating structural changes in our global manufacturing footprint through leveraging investments in low-cost regions, additional consolidation of product manufacturing and further SG&A reductions.
While we expect significant financial benefits from our strategic realignment, anticipated cost savings are by their nature estimates that are difficult to predict and are necessarily inexact. Further, realignment activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities. Adverse effects from our execution of realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. This failure could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 11 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended September 30, 2015, we repurchased a total of 2,378,700 shares of our common stock for $110.0 million (representing an average cost of $46.26 per share). As of September 30, 2015, we have $214.7 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2015:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	739,781	(1)	$49.18	739,700	$288.4
August 1 - 31	973,138	(2)	46.36	963,900	243.7
September 1 - 30	676,741	(3)	42.93	675,100	214.7
Total	2,389,660		$46.26	2,378,700
__________________________________

(1)	Includes 81 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $49.87.

(2)
Includes 6,315 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $46.94, and includes 2,923 shares purchased at a price of $47.20 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Includes 1,641 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $42.51.

Item 6.	Exhibits.
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

FLOWSERVE CORPORATION

Date:	October 29, 2015	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2015	/s/ Karyn F. Ovelmen
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 21, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2015).

10.1
Second Amendment to Credit Agreement, dated October 14, 2015, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 19, 2015).

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