Form 10-K
period 2015-12-31
FLOWSERVE CORP
filed 2016-02-18
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $5,197,000,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 10, 2016 was 130,069,598.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2016 Annual Meeting of Shareholders scheduled to be held on May 19, 2016 is incorporated by reference into Part III hereof.

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
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2015 and 2014 consisted of:

	2015	2014
• oil and gas	36%	43%
• general industries(1)	24%	22%
• chemical	22%	20%
• power generation	14%	12%
• water management	4%	3%

(1)
General industries includes mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2015 and 2014 were as follows:

	2015	2014
• North America	39%	36%
• Europe	22%	19%
• Asia Pacific	18%	21%
• Middle East and Africa	12%	13%
• Latin America	9%	11%
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 16 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
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
We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket parts and services business, as customers are increasingly using third-party aftermarket parts and service providers to reduce their fixed costs and improve profitability. To date, the aftermarket business has provided us with a steady source of revenues and cash flows at higher margins than are typically realized with original equipment sales. Aftermarket sales represented approximately 43% and 42% of total sales in 2015 and 2014, respectively. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and expand the aftermarket business created from our installed base.
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
Strategic Localization
Strategic localization continues to drive our global growth strategy. While we are a global company, we recognize that opportunities still remain. Therefore, we strive to advance our presence in geographies that we believe are critical to our future success as a company by focusing on the following areas:

•	expanding our global presence to capture business in developing geographic market areas;

•	expanding our low cost manufacturing capabilities in South East Asia and Latin America for local markets and exports;

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our growth plans in new geographical areas.
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
We believe that our future success will be supported by investments made to establish indigenous operations to effectively serve the local market while taking advantage of low-cost manufacturing, competent engineering and strategic sourcing to support both local markets and export. We believe that this positions us well to support our global customers from project conception through commissioning and throughout the life of their operations. For example, we are currently expanding our pump and valve operations in China, valve operations in India and pump operations in Mexico.

We continue to develop and increase our manufacturing, engineering and sourcing functions in lower-cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value-add from our supply base of materials and components and satisfy local content requirements. In 2015, these lower-cost regions supplied our business segments with direct materials ranging from 22% to 42% of business segment spending.
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
We seek to increase our operational efficiency through our Continuous Improvement Process ("CIP") initiative, which utilizes tools such as value analysis, value engineering, six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted CIP training tailored to maximize the impact on our business. At this date, we have approximately 2,100 active employees that are CIP-trained or certified as "Green Belts," "Black Belts" or "Master Black Belts," and are deployed on CIP projects throughout our operations and supporting functions of the business. As a result of the CIP initiative, we have developed and implemented processes at various sites to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, optimize working capital levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.
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
Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, project management, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2015 and current forecasts for 2016, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
In the aftermarket portion of our business, we compete against large, well-established national and global competitors and, in some markets, against regional and local companies. In the oil and gas and chemical industries, the primary competitors for aftermarket services tend to be customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our "N Stamp" certification, which is a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. Aftermarket competition for standardized products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.
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

New Product Development
We spent $45.9 million, $40.9 million and $37.8 million during 2015, 2014 and 2013, respectively, on company-sponsored R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe our R&D expenditures are adequate to sustain our ongoing and necessary future product development. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the "Business Segments" heading below.
Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management and general industries. We do not believe that we have sales to any individual customer that represent 10% or more of consolidated 2015 revenues. Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.
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
Employees and Labor Relations
We have approximately 19,000 employees globally as of December 31, 2015. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Spain, South Africa, Sweden and the United Kingdom (U.K.). We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2015 revenues.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $295.6 million in 2015, $338.5 million in 2014 and $355.7 million in 2013.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 16 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2015, 2014 and 2013.
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
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to meet the critical operating demands of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 33 plants worldwide, 10 of which are located in Europe, 11 in North America, seven in Asia Pacific and five in Latin America.
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
EPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD products and globally recognized brands:
EPD Product Types

Between Bearings Pumps	Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Multiphase	• Gas Barrier Seals
• Reciprocating	• Dry-Running Seals
• Screw

Specialty Products
• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydroturbine
• Cryogenic Pumps	• Energy Recovery Devices
• Cryogenic Liquid Expander	• CVP Concrete Volute Pumps
• Hydraulic Decoking Systems	• Wireless Transmitters
• API Slurry Pumps

EPD Brand Names

• BW Seals	• LifeCycle Advantage
• Byron Jackson	• Niigata Worthington
• Calder Energy Recovery Devices	• QRC™
• Cameron	• Pacific
• Durametallic	• Pacific Weitz
• FEDD Wireless	• Pac-Seal
• Five Star Seal	• ReadySeal
• Flowserve	• United Centrifugal
• GASPAC™	• Western Land Roller
• IDP	• Wilson-Snyder
• Interseal	• Worthington
• Lawrence	• Worthington-Simpson

EPD Services
We provide engineered aftermarket services through our global network of 129 QRCs, some of which are co-located in manufacturing facilities, in 47 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
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
In 2015, EPD continued to advance our Technology Advantage platform through the Integrated Solutions Organization ("ISO"). This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end-user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence. Additionally, we have been exploring the "additive manufacturing" opportunities in our products and auxiliary systems.

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
EPD Competition
The pump and mechanical seal industry is highly fragmented, with hundreds of competitors. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition among our closest competitors is generally driven by delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include: Sulzer Pumps; Ebara Corp.; SPX FLOW, Inc.; Eagle Burgmann, which is a joint venture of two traditional global seal manufacturers, A. W. Chesterton Co. and AES Corp.; John Crane Inc., a unit of Smiths Group Plc; and Weir Group Plc.
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
EPD Backlog
EPD’s backlog of orders as of December 31, 2015 was $1,157.3 million (including $10.5 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1,573.3 million (including $16.3 million of interdivision backlog) as of December 31, 2014. We expect to ship approximately 92% of December 31, 2015 backlog during 2016.
INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, distribute and service pre-configured engineered pumps and pump systems, including submersible motors, for industrial markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water management, power generation and general industries. Our products are currently manufactured in 22 manufacturing facilities, five of which are located in the U.S. and 12 in Europe. IPD operates 34 QRCs worldwide, including 21 sites in Europe, six in the U.S., four in Asia Pacific and three in Latin America.
IPD Products
We manufacture approximately 40 different active types of pumps available in a wide range of metal alloys and non-metallics with a variety of configurations to meet the critical operating demands of our customers. The following is a summary list of our IPD products and globally recognized brands:

IPD Pump Product Types

Overhung	Between Bearings
• Chemical Process ASME and ISO	• Side Channel Multistage
• Industrial Process	• Segmental Channel Multistage
• Slurry and Solids Handling	• Single Case — Axially Split
• Single Case — Radially Split

Specialty Products	Vertical
• Ag Chem	• Wet Pit and Suction Case API
• Molten Salt VTP Pump	• Deep Well Submersible Motor
• Submersible Pump	• Slurry and Solids Handling
• Thruster	• Sump
• Geothermal Deepwell	• Vacuum Systems
• Barge Pump
• Sewage Submersible	Vacuum Systems
• Liquid Ring
Positive Displacement	• LR Systems
• Gear	• Dry Systems
IPD Brand Names

• Aldrich	• Sier Bath
• Durco	• SIHI
• Halberg	• TKL
• IDP	• Western Land Roller
• Innomag	• Worthington
• Labour	• Worthington-Simpson
• Meregalli
• Pacific
• Pleuger & Byron Jackson
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
IPD Backlog
IPD’s backlog of orders as of December 31, 2015 was $424.6 million (including $15.7 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $393.9 million (including $18.0 million of interdivision backlog) as of December 31, 2014. We expect to ship approximately 94% of December 31, 2015 backlog during 2016.
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
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 26 principal manufacturing facilities, five of which are located in the U.S., 13 of which are located in Europe, seven of which are located in Asia Pacific and one of which is located in Latin America. FCD operates 32 QRCs worldwide.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2015 was $622.0 million, compared with $774.8 million as of December 31, 2014. We expect to ship approximately 86% of December 31, 2015 backlog during 2016.
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
The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels in a soft economic environment, which reduces demand for our products and services. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing, specifically the price of oil, can cause our customers to be more conservative in their capital planning, which may reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business, financial condition, results of operations and cash flows.
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
At December 31, 2015, backlog was $2.2 billion. In 2016, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Some of the risks outlined above are particularly prevalent in Venezuela. The operating environment in Venezuela is challenging, with high inflation, increased risk of political and economic instability and increased government restrictions. As a result of these factors, we have experienced delays in payments from the national oil company in Venezuela, our primary Venezuelan customer, though these amounts are not disputed and we have not historically had write-offs relating to this customer. Going forward, additional government actions, political and labor unrest, or other economic headwinds, including the Venezuelan government's inability to fulfill its fiscal obligations, could have further adverse impacts on our ability to fully collect our receivable and our business in Venezuela.
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
As of December 31, 2015, we had approximately 19,000 employees, of which approximately 5,300 were located in the U.S. Approximately 6% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Spain, South Africa, Sweden and the U.K. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
We maintain defined benefit pension plans that are required to be funded in the U.S., Canada, India, Mexico, The Netherlands, Switzerland and the U.K., and defined benefit plans that are not required to be funded in Austria, France, Germany, Japan and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. This impact may be particularly prevalent where we maintain significant concentrations of specified investments, such as the U.K. equity and fixed income securities in our non-U.S. defined benefit plans. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $250 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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
Goodwill impairment could negatively impact our net income and stockholders' equity.
Goodwill is not amortized, but is tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results.
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
If we are not able to successfully execute and realize the expected financial benefits from our strategic realignment and other cost-saving initiatives, our business could be adversely affected.
In April 2015, we announced cost saving actions and a strategic manufacturing optimization initiative intended to reduce our cost structure and drive an optimized, low-cost manufacturing footprint. This initiative was expanded in the latter half of 2015 and the beginning of 2016 to include additional realignment activities. This initiative will involve reducing our workforce, accelerating structural changes in our global manufacturing footprint through leveraging investments in low-cost regions, additional consolidation of product manufacturing and further selling, general and administrative expense ("SG&A") reductions.
While we expect significant financial benefits from our strategic realignment, we may not realize the full benefits that we currently expect within the anticipated time frame or at all. Adverse effects from our execution of realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement the realignment program may be limited by the terms of our credit facilities and other contractual commitments. Moreover, because such expenses are difficult to predict and are necessarily inexact, we may incur substantial expenses in connection with the execution of our realignment plans in excess of what is currently forecast. Further, realignment activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.

If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected, and we could experience business disruptions with customers and elsewhere if our realignment efforts prove ineffective.
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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2015 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Square Footage
EPD
U.S.	4	725,000
Non-U.S.	16	2,874,000
IPD
U.S.	4	593,000
Non-U.S.	12	3,097,103
FCD
U.S.	5	1,027,000
Non-U.S.	12	1,764,000

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

We are party to the legal proceedings that are described in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report, and such disclosure is incorporated by reference into this Item 3. In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows. We have established reserves covering exposures relating to contingencies to the extent believed to be reasonably estimable and probable based on past experience and available facts.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCHKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 11, 2016, our records showed 1,468 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2015	2014
First Quarter	$64.41/$52.75	$82.24/$69.35
Second Quarter	59.99/51.14	79.98/71.18
Third Quarter	53.01/39.47	78.48/70.23
Fourth Quarter	48.64/39.72	71.06/53.93

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2015 and 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 8, 2015	December 23, 2015	January 6, 2016	$0.18
September 14, 2015	September 25, 2015	October 9, 2015	0.18
May 21, 2015	June 26, 2015	July 10, 2015	0.18
February 17, 2015	March 27, 2015	April 10, 2015	0.18

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 17, 2014	December 26, 2014	January 9, 2015	$0.16
August 19, 2014	September 26, 2014	October 10, 2014	0.16
May 22, 2014	June 27, 2014	July 11, 2014	0.16
February 18, 2014	March 28, 2014	April 11, 2014	0.16
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
On February 17, 2015, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.16 per share to $0.18 per share payable beginning on April 10, 2015. On February 17, 2014, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.14 per share to $0.16 per share payable beginning on April 11, 2014. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Our credit facilities contain covenants that could restrict our ability to declare and pay dividends on our common stock. See the discussion of our credit facilities under Item 7 of this Annual Report and in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

Issuer Purchases of Equity Securities
Note 14 to our consolidated financial statements included in Item 8 of this Annual Report includes a discussion of our share repurchase activity and payment of quarterly dividends on our common stock.
During the quarter ended December 31, 2015, we repurchased a total of 1,214,693 shares of our common stock for $54.0 million (representing $44.43 per share) under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

						(In millions)
October 1 - 31	607,877	(1)	$42.92	605,403		$188.7
November 1 - 30	444,362	(2)	45.98	440,490		168.4
December 1 - 31	168,800		45.83	168,800		160.7
Total	1,221,039		$44.43	1,214,693	(3)

_______________________________________

(1)	Includes 2,474 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $43.01.

(2)
Includes 2,967 shares of common stock purchased at a price of $46.50 per share by a rabbi trust that we maintain for non-employee directors who elect to defer their quarterly compensation for payment at a later date in the form of common stock. Also, includes a total of 905 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $44.95.

(3)	For additional information concerning our share repurchase program, please see the discussion in Note 14 to our consolidated financial statements included in Item 8 of this Annual Report.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2010, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base Period	December 31,
Company/Index	2010	2011	2012	2013	2014	2015
Flowserve Corporation	$100.00	$84.39	$126.20	$205.18	$157.15	$112.23
S&P 500 Index	100.00	102.11	118.43	156.77	178.22	180.67
S&P 500 Industrial Machinery	100.00	90.71	115.65	168.62	177.13	170.13

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015(a)	2014	2013(b)	2012	2011(c)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$4,561,030	$4,877,885	$4,954,619	$4,751,339	$4,510,201
Gross profit	1,487,318	1,714,617	1,688,095	1,580,951	1,513,646
Selling, general and administrative expense	(971,611)	(936,900)	(966,829)	(922,125)	(914,080)
Operating income	525,568	789,832	760,283	675,778	618,677
Interest expense	(65,270)	(60,322)	(54,413)	(43,520)	(36,181)
Provision for income taxes	(148,922)	(208,305)	(204,701)	(160,766)	(158,524)
Net earnings attributable to Flowserve Corporation	267,669	518,824	485,530	448,339	428,582
Net earnings per share of Flowserve Corporation common shareholders (diluted)(d)	2.00	3.76	3.41	2.84	2.55
Cash flows from operating activities	417,092	570,962	487,759	517,130	218,213
Cash dividends declared per share(d)	0.72	0.64	0.56	0.48	0.43
FINANCIAL CONDITION
Working capital	$1,271,830	$1,322,288	$1,289,283	$1,149,591	$1,158,033
Total assets	5,103,850	4,968,020	5,036,733	4,810,958	4,622,614
Total debt	1,631,270	1,154,922	1,200,297	928,594	505,216
Retirement obligations and other liabilities	489,319	452,511	473,894	456,742	422,470
Total equity	1,683,733	1,941,843	1,877,121	1,894,475	2,278,230
FINANCIAL RATIOS
Return on average net assets(e)	9.6%	18.1%	17.1%	16.5%	16.9%
Net debt to net capital ratio(f)	42.9%	26.6%	30.8%	24.8%	6.9%

_______________________________________

(a)	Results of operations in 2015 include costs of $108.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $85.0 million.

(b)	Results of operations in 2013 include costs of $10.7 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $7.6 million.

(c)	Results of operations in 2011 include costs of $11.9 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $8.8 million.

(d)	Periods prior to 2013 have been retrospectively adjusted for a three-for-one stock split discussed in Note 14 to our consolidated financial statements included in Item 8 of this Annual Report.

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
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 191 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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

In 2015, we were challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. This was further compounded by economic and geo-political conditions in Latin America, the Middle East and China. In addition, we experienced lower than expected activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets. We expect that the current environment will persist into 2016.

To better align costs and improve long-term efficiency, we initiated realignment programs, inclusive of those associated with the SIHI acquisition, to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives and transfer of activities from high-cost regions to lower-cost facilities. We currently estimate an approximate 18% reduction in our global workforce from these realignment programs. With an expected total investment of approximately $400 million, including projects still under final evaluation, we expect the results of these realignment programs will deliver annualized run-rate savings of approximately $230 million with a portion realized in 2015 and an increasingly larger amount realized in 2016 and 2017. In addition, we are continuing to focus on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities. For further discussion of our realignment programs see Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2016" section included below in this MD&A.
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
In the sale of aftermarket products and services, we benefit from a large installed base of our original equipment, which requires periodic maintenance, repair and replacement parts. We use our manufacturing platform and global network of QRCs to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to selectively expand our global QRC capabilities to improve our ability to capture this important aftermarket business.

Oil and Gas
The oil and gas industry represented approximately 36% and 43% of our bookings in 2015 and 2014, respectively. Capital spending in the oil and gas industry decreased in 2015 compared to the previous year due to broad-based capital spending declines, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. Aftermarket opportunities in this industry decreased in 2015 due to deferred spending on our customers' repair and maintenance budgets and the impact of end-user union strikes in North America.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. We believe increased crude oil supply resulted in the significant decline in the price of oil beginning in the fourth quarter of 2014. We believe the lower oil prices will continue to negatively impact oil and gas upstream investment most acutely and impact mid-stream and downstream investment to a lesser extent. In addition, a reduction in the overall level of spending by oil and gas companies could continue to decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid in spite of a near-term down cycle as the industry works through current excess supply with projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this challenging environment.
Chemical
The chemical industry, which represented approximately 22% and 20% of our bookings in 2015 and 2014, respectively, experienced a decreased level of capital spending in 2015 due to broad-based capital spending declines, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. The aftermarket opportunities decreased in 2015 due to deferred spending of our customers' repair and maintenance budgets and the impact of union strikes of our customers in North America.
The outlook for the chemical industry remains heavily dependent on global economic conditions. As global economies stabilize and unemployment conditions improve, a rise in consumer spending should follow. An increase in spending would drive greater demand for chemical-based products supporting improved levels of capital investment. We believe the chemical industry in the near-term will continue to invest in North America capacity additions, maintenance and upgrades for optimization of existing assets and that developing regions will selectively invest in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well-positioned to serve the potential growth opportunities in this industry.
Power Generation
The power generation industry represented approximately 14% and 12% of our bookings in 2015 and 2014, respectively. In 2015, the power generation industry continued to experience some softness in capital spending in the mature regions driven by the uncertainty related to environmental regulations, as well as potential regulatory impacts to the overall civilian nuclear market. In the developing regions, capital investment remained in place driven by increased demand forecasts for electricity in countries such as China and India. Global concerns about the environment continue to support an increase in desired future capacity from renewable energy sources. The majority of the active and planned construction throughout 2015 continued to utilize designs based on fossil fuels. Natural gas increased its percentage of utilization driven by market prices for gas remaining low and relatively stable. With the potential of unconventional sources of gas, such as shale gas, the power generation industry is forecasting an increased use of this form of fuel for power generation plants.
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

Water Management
The water management industry represented approximately 4% and 3% our bookings in 2015 and 2014, respectively. Water management industry activity level experienced some softness in 2015 despite worldwide demand for fresh water and water treatment continuing to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments.
General Industries
General industries represented, in the aggregate, approximately 24% and 22% of our bookings in 2015 and 2014, respectively. General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2015 and 2014. General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve.
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
Effective January 7, 2015, we acquired for inclusion in IPD, 100% of SIHI Group B.V. ("SIHI"), a global provider of engineered vacuum and fluid pumps and related services. The impact of the acquisition of SIHI for the the year ended December 31, 2015 included bookings of $270.1 million, sales of $294.2 million, gross profit of $53.8 million, operating loss of $47.6 million (including realignment costs of $29.9 million, purchase accounting adjustments of $23.0 million and acquisition-related costs of $11.6 million) and period end backlog of $94.2 million. No pro forma information has been provided for this acquisition due to immateriality.
Note 2 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" ("Item 8") of this Annual Report discusses the details of the above acquisitions, disposition and the exit of the joint venture.
In the first quarter of 2015, we initiated the R1 Realignment Program to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. We anticipate a total investment in this program of approximately $50 million.
In the second quarter of 2015, we initiated the R2 Realignment Program to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce and the transfer of activities from high-cost regions to lower-cost facilities. In the fourth quarter of 2015, we expanded the scope of our previously announced R2 Realignment Program to accelerate our long-term plans by implementing key strategic and structural changes to our operating platform and cost structure. Subject to final evaluation, we anticipate a total investment in this program of approximately $350 million, including amounts recorded to income tax expense.

The total charges for realignment programs by segment are detailed below for the year ended December 31, 2015:

(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Cost of sales	$20,261	$28,760	$17,878	$66,899	$—	$66,899
SG&A	13,448	16,700	11,027	41,175	—	41,175
	$33,709	$45,460	$28,905	$108,074	$—	$108,074
In addition to the charges above, $8.9 million related to the realignment programs was reported in income tax expense in our consolidated statement of income for the year ended December 31, 2015. We anticipate that the majority of the remaining charges related to our realignment programs will be incurred in 2016.
Upon completion of the realignment programs, we expect annual run-rate cost savings of approximately $230 million, with a portion realized in 2015 and an increasingly larger amount realized in 2016 and 2017. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.
The following discussion should be read in conjunction with the “Outlook for 2016” section included in this MD&A.
Bookings and Backlog

	2015	2014	2013
	(Amounts in millions)
Bookings	$4,176.8	$5,161.0	$4,881.4
Backlog (at period end)	2,173.2	2,704.2	2,556.9

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from bookings. Bookings in 2015 decreased by $984.2 million, or 19.1%, as compared with 2014. The decrease included negative currency effects of approximately $377 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the general and chemical industries. The decrease was more heavily weighted toward customer original equipment bookings.

Bookings in 2014 increased by $279.6 million, or 5.7%, as compared with 2013. The increase included negative currency effects of approximately $113 million. The increase was driven by the oil and gas, chemical and general industries, partially offset by the water management industry. The increase was more heavily weighted toward customer original equipment bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.2 billion at December 31, 2015 decreased by $531.0 million, or 19.6%, as compared with December 31, 2014. The decrease included negative currency effects of approximately $145 million (currency effects on backlog are calculated using the change in period end exchange rates). The decrease includes the impact of cancellations of $118.4 million of orders booked during prior years. Order cancellations do not typically result in material negative impacts to our financial results due to the cancellation provisions of our long lead time contracts. Backlog related to aftermarket orders was approximately 26% and 25% of the backlog at December 31, 2015 and 2014, respectively. Backlog of $2.7 billion at December 31, 2014 increased by $147.3 million, or 5.8%, as compared with December 31, 2013. The increase included negative currency effects of approximately $154 million.
Sales

	2015	2014	2013
	(Amounts in millions)
Sales	$4,561.0	$4,877.9	$4,954.6

Sales in 2015 decreased by $316.9 million, or 6.5%, as compared with 2014. The decrease included negative currency effects of approximately $433 million. The decrease was more heavily weighted towards original equipment sales. Sales decreased into every region except for sales into Europe, primarily due to the favorable impact of SIHI sales into the region. Sales in 2015 include $294.2 million sales from SIHI which do not compare to 2014.

Sales in 2014 decreased by $76.7 million, or 1.5%, as compared with 2013. The decrease included negative currency effects of approximately $112 million. The decrease was due to decreased original equipment sales, partially offset by increased aftermarket sales, and was driven by decreased sales into Europe, the Middle East and Asia Pacific, partially offset by increased sales into North America. The sale of the Naval business in the first quarter of 2014 also resulted in a negative impact to the 2013 comparison.
Sales to international customers, including export sales from the U.S., were approximately 66% of total sales in 2015, 68% in 2014 and 71% in 2013. Sales into Europe, the Middle East and Africa ("EMA") were approximately 34%, 32% and 35% of total sales in 2015, 2014 and 2013, respectively. Sales into Asia Pacific were approximately 18% of total sales in 2015 and 20% for both 2014 and 2013. Sales into Latin America were approximately 9% of total sales in 2015 and 11% for both 2014 and 2013.
Gross Profit and Gross Profit Margin

	2015	2014	2013
	(Amounts in millions, except percentages)
Gross profit	$1,487.3	$1,714.6	$1,688.1
Gross profit margin	32.6%	35.2%	34.1%

Gross profit in 2015 decreased by $227.3 million, or 13.3%, as compared with 2014. Gross profit margin in 2015 of 32.6% decreased from 35.2% in 2014. The decrease in gross profit margin was primarily attributed to the negative impact of margins resulting from purchase accounting adjustments on acquired SIHI backlog and inventory of $18.1 million, charges related to our realignment programs of $66.9 million, and to a lesser extent, certain lower margin projects that shipped from backlog and the negative impact of decreased sales on our absorption of fixed manufacturing costs, as compared with the same period in 2014. The decrease was partially offset by a decrease in compensation, which included a decrease in broad-based annual incentive program compensation, and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 43% of total sales, as compared with approximately 42% of total sales for the same period in 2014.

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
SG&A

	2015	2014	2013
	(Amounts in millions, except percentages)
SG&A	$971.6	$936.9	$966.8
SG&A as a percentage of sales	21.3%	19.2%	19.5%

SG&A in 2015 increased by $34.7 million, or 3.7%, as compared with 2014. Currency effects yielded a decrease of approximately $81 million. SG&A as a percentage of sales in 2015 increased 210 basis points as compared with the same period in 2014 due in part to $41.2 million of charges related to our realignment programs, $11.6 million of SIHI acquisition-related costs, lower sales leverage, a $11.9 million increase in bad debt expense and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014, partially offset by a decrease in compensation, which included a decrease in broad-based annual incentive program compensation, and a $6.8 million gain from the reversal of contingent consideration on our purchase of Innovative Mag-Drive, LLC ("Innomag").

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

Net Earnings from Affiliates

	2015	2014	2013
	(Amounts in millions)
Net earnings from affiliates	$9.9	$12.1	$39.0

Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Chile, Japan, Saudi Arabia, South Korea, the United Arab Emirates, and India and two in China) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2015 decreased by $2.2 million primarily as a result of decreased earnings of our EPD joint venture in South Korea. Net earnings from affiliates in 2014 decreased by $26.9 million as compared with 2013 primarily as a result of the AIL transactions, which resulted in total pre-tax gains of $28.3 million recorded in net earnings from affiliates in 2013.
Operating Income

	2015	2014	2013
	(Amounts in millions, except percentages)
Operating income	$525.6	$789.8	$760.3
Operating income as a percentage of sales	11.5%	16.2%	15.3%
Operating income in 2015 decreased by $264.2 million, or 33.5%, as compared with 2014. The decrease was primarily a result of the $227.3 million decrease in gross profit and the $34.7 million increase in SG&A discussed above. The decrease included negative currency effects of approximately $46 million and $108.1 million of realignment expense.

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

Interest Expense and Interest Income

	2015	2014	2013
	(Amounts in millions)
Interest expense	$(65.3)	$(60.3)	$(54.4)
Interest income	2.1	1.7	1.4
Interest expense in 2015 increased by $5.0 million as compared with 2014. The increase was primarily attributable to interest expense associated with increased borrowings in 2015 related to our public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 (the "2022 EUR Senior Notes") issued on March 17, 2015. Interest expense in 2014 increased by $5.9 million as compared with 2013. The increase was attributable to interest expense associated with the senior notes issued in the fourth quarter of 2013. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for definition and discussion of our various credit resources.
Interest income in 2015 increased by $0.4 million as compared with 2014. The increase was primarily attributable to higher average cash balances in 2015 as compared with 2014. Interest income in 2014 increased by $0.3 million compared to 2013. The increase was primarily attributable to higher average cash balances in 2014 as compared with 2013.
Other (Expense) Income, net

	2015	2014	2013
	(Amounts in millions)
Other (expense) income, net	$(40.2)	$2.0	$(14.3)
Other expense, net increased $42.2 million from income of $2.0 million in 2014 to a loss of $40.2 million in 2015. The increase was primarily due to a $57.0 million increase in losses arising from transactions in currencies other than our sites' functional currencies, including the impact of the $18.5 million loss as a result of the first quarter of 2015 remeasurement of our bolivar-denominated Venezuelan net monetary assets, partially offset by a $15.4 million increase in gains from foreign exchange contracts. The changes are primarily due to the foreign currency exchange rate movements of the Brazilian real, Mexican peso and Euro in relation to the U.S. dollar as compared with the same period in 2014.
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
Tax Expense and Tax Rate

	2015	2014	2013
	(Amounts in millions, except percentages)
Provision for income taxes	$148.9	$208.3	$204.7
Effective tax rate	35.3%	28.4%	29.5%
The 2015 tax rate differed from the federal statutory rate of 35% primarily due to tax impacts of the realignment programs, the non-deductible Venezuelan exchange rate remeasurement loss and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $12.6 million (due to deteriorating economic conditions in Brazil), substantially offset by the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions. Our effective tax rate of 35.3% for the year ended December 31, 2015 increased from 28.4% in 2014 due primarily to the unfavorable tax impacts described above. The 2014 and 2013 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law, creating an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents and royalties that, prior to 2006, had been subject to U.S. taxation. On December 18, 2015, this exclusion was further extended for five additional years. This exclusion is effective for the years 2006 through 2019, and applies to certain of our related party payments.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2015, we have foreign tax credits of $46.5 million, expiring in 2021 through 2024 against which we recorded a valuation allowance of $0.6 million. Additionally, we have recorded other net deferred tax assets of $42.2 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2015	2014	2013
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$267.7	$518.8	$485.5
Net earnings per share — diluted	$2.00	$3.76	$3.41
Average diluted shares	133.8	137.8	142.4

Net earnings in 2015 decreased by $251.1 million to $267.7 million, or to $2.00 per diluted share, as compared with 2014. The decrease was primarily attributable to a $264.2 million decrease in operating income, a $42.2 million increase in other expense, net and a $5.0 million increase in interest expense, partially offset by a $59.4 million decrease in tax expense.

Net earnings in 2014 increased by $33.3 million to $518.8 million, or to $3.76 per diluted share, as compared with 2013. The increase was primarily attributable to a $29.5 million increase in operating income and a $16.3 million increase in other income, net, partially offset by a $5.9 million increase in interest expense and a $3.6 million increase in tax expense.

Other Comprehensive (Loss) Income

	2015	2014	2013
	(Amounts in millions)
Other comprehensive (loss) income	$(158.2)	$(158.8)	$2.8

Other comprehensive loss in 2015 decreased by $0.6 million to $158.2 million as compared to $158.8 million in 2014. The loss was primarily due to the foreign currency exchange rate movements of the Euro, Brazilian real and Argentine peso versus the U.S. dollar at December 31, 2015 as compared with 2014.
Other comprehensive loss in 2014 increased to $158.8 million as compared to income of $2.8 million in 2013. The increase was almost entirely due to foreign currency translation impacts resulting from the weakening of the Euro versus the U.S. dollar and, to a lesser extent, all other major currencies that we have exposure to at December 31, 2014 as compared with December 31, 2013.
Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 16 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our segments. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). EPD includes longer lead time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 47 countries with 33 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, seven in Asia and five in Latin America, and it has 129 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	EPD
	2015	2014	2013
	(Amounts in millions, except percentages)
Bookings	$2,065.6	$2,832.8	$2,581.7
Sales	2,260.0	2,564.6	2,650.4
Gross profit	746.4	892.5	903.6
Gross profit margin	33.0%	34.8%	34.1%
Segment operating income	329.0	447.2	445.2
Segment operating income as a percentage of sales	14.6%	17.4%	16.8%
Backlog (at period end)	1,157.3	1,573.3	1,379.8

Bookings in 2015 decreased by $767.2 million, or 27.1%, as compared with 2014. The decrease included negative currency effects of approximately $228 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the chemical and general industries. Customer bookings decreased $267.5 million into North America, $226.0 million into Latin America, $149.1 million into Europe, and $92.4 million into Asia Pacific. The decrease was more heavily weighted toward customer original equipment bookings. Of the $2.1 billion of bookings in 2015, approximately 47% were from oil and gas, 19% from general industries, 17% from chemical, 15% from power generation and 2% from water management. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $18.9 million.
Bookings in 2014 increased by $251.1 million, or 9.7%, as compared with 2013. The increase included negative currency effects of approximately $103 million. The increase in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by the power generation industry. Customer bookings increased $208.6 million into North America, $60.8 million into Europe, $46.8 million into Latin America and $41.5 million into the Middle East, partially offset by a decrease of $115.8 million into Asia Pacific. The increase was more heavily weighted toward customer aftermarket bookings. Of the $2.8 billion of bookings in 2014, approximately 55% were from oil and gas, 16% from chemical, 15% from general industries, 13% from power generation and 1% from water management. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $9.7 million.
Sales in 2015 decreased $304.6 million, or 11.9%, as compared with 2014. The decrease included negative currency effects of approximately $258 million. The decrease was primarily driven by decreased original equipment sales, resulting from decreased customer sales of $127.4 million into Asia Pacific, $71.4 million into Latin America, $39.9 million into the Middle East, $27.8 million into Europe and $11.3 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $10.0 million.
Sales in 2014 decreased $85.8 million, or 3.2%, as compared with 2013. The decrease included negative currency effects of approximately $101 million. The decrease was primarily driven by decreased original equipment sales, primarily resulting from decreased customer sales of $63.0 million into Asia Pacific, $41.4 million into the Middle East, $38.7 million into Europe, $27.0 million into Latin America and $19.9 million into Africa, partially offset by increased sales of $96.7 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.3 million.
Gross profit in 2015 decreased by $146.1 million, or 16.4%, as compared with 2014. Gross profit margin in 2015 of 33.0% decreased from 34.8% in 2014. The decrease in gross profit margin was primarily attributable to the charges related to our realignment programs and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by a decrease in broad-based annual incentive program compensation.
Gross profit in 2014 decreased by $11.1 million, or 1.2%, as compared with 2013. Gross profit margin in 2014 of 34.8% increased from 34.1% in 2013. The increase in gross profit margin was primarily attributable to a mix shift to higher margin aftermarket sales, disciplined selectivity of customer bookings and the effects of lower costs associated with operational execution improvements, partially offset by the negative impact of decreased sales on the absorption of fixed manufacturing costs.
Operating income in 2015 decreased by $118.2 million, or 26.4%, as compared with 2014. The decrease included negative currency effects of approximately $28 million. The decrease was due to a $146.1 million decrease in gross profit, partially offset by a $31.0 million decrease in SG&A (including a decrease due to currency effects of approximately $49 million). The decrease in SG&A was due primarily to decreased selling and marketing-related expenses resulting from lower sales, savings associated with strategic cost reduction programs and a decrease in broad-based annual incentive program compensation, partially offset by charges related to our realignment programs and increased bad debt expense.
Operating income in 2014 increased by $2.0 million, or 0.4%, as compared with 2013. The increase included negative currency effects of approximately $20 million. The increase was due to a $10.9 million decrease in SG&A (including a decrease due to currency effects of approximately $14 million) substantially offset by a $11.1 million decrease in gross profit. The decrease in SG&A was due primarily to decreased selling-related expenses.
Backlog of $1.2 billion at December 31, 2015 decreased by $416.0 million, or 26.4%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $80 million. The decrease includes the impact of cancellations of $104.0 million of orders booked during prior years. Order cancellations do not typically result in material negative impacts to our financial results due to the cancellation provisions of our long lead time contracts. Backlog at December 31, 2015 included $10.5 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.6 billion at December 31, 2014 increased by $193.5 million, or 14.0%, as compared with December 31, 2013. Currency effects provided a decrease of approximately $72 million. Backlog at December 31, 2014 included $16.3 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors and specialty products, collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services, collectively referred to as "aftermarket". IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 22 manufacturing facilities, five of which are located in the U.S and 12 in Europe, four in Asia, one in Latin America and it operates 34 QRCs worldwide, including 21 sites in Europe and six in the U.S. three in Latin America and four in Asia, including those co-located in manufacturing facilities.

	IPD
	2015	2014	2013
	(Amounts in millions, except percentages)
Bookings	$887.2	$781.0	$747.8
Sales	981.9	805.9	798.4
Gross profit	239.7	221.0	204.0
Gross profit margin	24.4%	27.4%	25.6%
Segment operating income	30.2	107.0	94.8
Segment operating income as a percentage of sales	3.1%	13.3%	11.9%
Backlog (at period end)	424.6	393.9	442.6

As discussed in Note 2 to our consolidated financial statements included in Item 8, we acquired SIHI on January 7, 2015. SIHI's post-acquisition operating results are included in IPD's segment results of operations above. No proforma information has been provided for the acquisition due to immateriality. The impact of the acquisition of SIHI for year ended December 31, 2015 includes bookings of $270.1 million, sales of $294.2 million, gross profit of $53.8 million, operating loss of $47.6 million (including acquisition-related costs of $11.6 million, purchase accounting adjustments of $23.0 million and realignment costs of $29.9 million) and period end backlog of $94.2 million.

Bookings in 2015 increased by $106.2 million, or 13.6%, as compared with 2014. The increase included negative currency effects of approximately $42 million. Increased customer bookings in the chemical, general and power generation industries were partially offset by a decrease in the oil and gas and the water management industries. Bookings increased $116.1 million into Europe due to SIHI and $30.7 million into Asia Pacific, partially offset by a $30.5 million decrease into North America. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.5 million. Of the $887.2 million of bookings in 2015, approximately 38% were from general industries, 23% from chemical, 18% from oil and gas, 13% from water management and 8% from power generation. Excluding the $270.1 million addition from SIHI, bookings for the year ended December 31, 2015 decreased by $163.9 million, or 21.0%, as compared with the same period in 2014.

Bookings in 2014 increased by $33.2 million, or 4.4%, as compared with 2013. The increase included negative currency effects of approximately $4 million. Increased customer bookings in the general, chemical and oil and gas industries were partially offset by a decrease in the power generation industry. The bookings increase of $43.7 million into North America was partially offset by a decrease of $8.3 million into Africa. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $1 million. Of the $781.0 million of bookings in 2014, approximately 25% were from oil and gas, 34% from general industries, 18% from water management, 16% from chemical and 7% from power generation.
Sales in 2015 increased by $176.0 million, or 21.8%, as compared with 2014. The increase included negative currency effects of approximately $50 million and was primarily driven by customer original equipment sales. Customer sales increased $151.7 million into Europe, $39.8 million into North America and $36.6 million into Asia Pacific due to SIHI, partially offset by decreased sales of $29.6 million into Latin America and $22.1 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $0.8 million. Excluding the $294.2 million addition from SIHI, sales for the year ended December 31, 2015 decreased by $118.2 million, or 14.7%, as compared with the same period in 2014.

Sales in 2014 increased by $7.5 million, or 0.9%, as compared with 2013. The decrease included negative currency effects of approximately $4 million. Decreased customer sales of $24.2 million into the Middle East, were partially offset by increased customer sales of $31.4 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.1 million.
Gross profit in 2015 increased by $18.7 million, or 8.5%, as compared with 2014. Gross profit margin in 2015 of 24.4% decreased from 27.4% in 2014. The decrease in gross profit margin was primarily attributable to charges related to our realignment programs and the negative impact of SIHI's Purchase Accounting Adjustments, partially offset by a decrease in broad-based annual incentive program compensation.

Gross profit in 2014 increased by $17.0 million, or 8.3%, as compared with 2013. Gross profit margin in 2014 of 27.4% increased from 25.6% in 2013. The increase was primarily attributable to a sales mix shift to higher margin aftermarket sales, lower manufacturing costs resulting from our execution of operational improvements and disciplined selectivity of customer bookings.
Operating income for 2015 decreased by $76.8 million, or 71.8%, as compared with 2014. The decrease included negative currency effects of approximately $5 million. The decrease was primarily due to a $96.6 million increase in SG&A, due primarily to the inclusion of SIHI's SG&A, which included charges related to our realignment programs and acquisition-related costs, and increased bad debt expense, partially offset by a decrease in broad-based annual incentive compensation.
Operating income for 2014 increased by $12.2 million, or 12.9%, as compared with 2013. The increase included negative currency effects of approximately $2 million. The increase was due to the $17.0 million increase in gross profit, partially offset by a $4.8 million increase in SG&A due in part to increased spending on research and development.
Backlog of $424.6 million at December 31, 2015 increased by $30.7 million, or 7.8%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $16 million. Backlog at December 31, 2015 included $15.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $393.9 million at December 31, 2014 decreased by $48.7 million, or 11.0%, as compared to December 31, 2013. Currency effects provided an decrease of approximately $41 million. Backlog at December 31, 2014 included $18.0 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Excluding the $94.2 million impact of SIHI, backlog decreased by $63.5 million, or 16.1%, as compared with December 31, 2014.
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

	FCD
	2015	2014	2013
	(Amounts in millions, except percentages)
Bookings	$1,318.5	$1,665.2	$1,661.9
Sales	1,415.5	1,615.7	1,615.7
Gross profit	497.5	603.0	579.2
Gross profit margin	35.1%	37.3%	35.8%
Segment operating income	234.4	322.8	308.0
Segment operating income as a percentage of sales	16.6%	20.0%	19.1%
Backlog (at period end)	622.0	774.8	769.6

Bookings in 2015 decreased $346.7 million, or 20.8%, as compared with 2014. The decrease included negative currency effects of approximately $107 million. The decrease in customer bookings was primarily driven by the general, chemical, and oil and gas industries. Customer bookings decreased $136.2 million into Europe, $129.8 million into Asia Pacific, $46.3 million into Latin America and $37.3 million into North America. The decrease was driven by decreased customer original equipment bookings. Of the $1.3 billion of bookings in 2015, approximately 32% were from oil and gas, 27% from chemical, 24% from general industries, 15% from power generation and 2% from water management.

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
Sales in 2015 decreased by $200.2 million, or 12.4%, as compared with 2014. The decrease included negative currency effects of approximately $125 million and was primarily driven by decreased customer original equipment sales. Sales decreased $66.0 million into Asia Pacific, $54.8 million into Europe, $38.4 million into North America, $24.3 million into Latin America, and $22.2 million into Africa, partially offset by an increase of $3.5 million into the Middle East.

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
Gross profit in 2015 decreased by $105.5 million, or 17.5%, as compared with 2014. Gross profit margin in 2015 of 35.1% decreased from 37.3% for the same period in 2014. The decrease in gross profit margin was primarily attributable to unfavorable shift in product line mix and charges related to our realignment programs, partially offset by a decrease in broad-based annual incentive compensation.

Gross profit in 2014 increased by $23.8 million, or 4.1%, as compared with 2013. Gross profit margin in 2014 of 37.3% increased from 35.8% for the same period in 2013. The increase in gross profit margin was attributable to continued focus on low cost sourcing and cost control initiatives.
Operating income in 2015 decreased by $88.4 million, or 27.4%, as compared with 2014. The decrease included negative currency effects of approximately $14 million. The decrease was primarily attributable to the $105.5 million decrease in gross profit, partially offset by the $17.2 million decrease in SG&A. The decrease in SG&A was primarily driven by the decrease in broad-based annual incentive compensation, partially offset by charges related to our realignment programs and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014 that did not recur.

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
Backlog of $622.0 million at December 31, 2015 decreased by $152.8 million, or 19.7%, as compared with December 31, 2014. Currency effects provided an decrease of approximately $49 million. Backlog of $774.8 million at December 31, 2014 increased by $5.2 million, or 0.7%, as compared to December 31, 2013. Currency effects provided a decrease of approximately $41 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2015	2014	2013
	(Amounts in millions)
Net cash flows provided by operating activities	$417.1	$571.0	$487.8
Net cash flows used by investing activities	(525.3)	(84.1)	(168.0)
Net cash flows used by financing activities	61.3	(367.7)	(255.8)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2015 was $366.4 million, compared with $450.4 million at December 31, 2014 and $363.8 million at December 31, 2013.
Our cash provided by operating activities was $417.1 million, $571.0 million and $487.8 million in 2015, 2014 and 2013, respectively, which provided cash to support short-term working capital needs. Working capital increased in 2015 due primarily to lower accounts payable of $113.6 million and higher inventory of $26.2 million, partially offset by lower accounts receivable of $50.4 million. During 2015, we contributed $43.8 million to our defined benefit pension plans. Working capital increased in 2014 due primarily to higher accounts receivable of $79.7 million, higher inventory of $35.5 million and lower accrued liabilities of $22.7 million, partially offset by higher accounts payable of $50.8 million. During 2014, we contributed $43.5 million to our defined benefit pension plans.
Decreases in accounts receivable provided $50.4 million of cash flow in 2015, as compared with uses of $79.7 million in 2014 and $53.8 million in 2013. The decrease in accounts receivable in 2015 was partially attributable to lower sales during the period. We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer were approximately 7% and 9% of our gross accounts receivable at December 31, 2015 and December 31, 2014, respectively. Given the experienced delays in collecting payments we estimate that approximately 64% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our December 31, 2015 consolidated balance sheet. As of December 31, 2014, we had approximately 48% classified as long-term. The use of cash for accounts receivable in 2014 was partially attributable to increased aging and slower collection of our accounts receivable balances in Latin America, as compared with 2013. For the fourth quarter of 2015 our days' sales outstanding ("DSO") was 72 days, including the amount classified as long-term, discussed above. DSO was 73 days for 2014 and 75 for 2013. We have not experienced a significant increase in customer payment defaults in 2015.
Increases in inventory used $26.2 million of cash flow in 2015 compared with a use of $35.5 million in 2014 and a source of $28.6 million in 2013. The use of cash from inventory in 2014 was primarily due to a decrease in progress billings on large orders at December 31, 2014. Inventory turns were 3.6 times at December 31, 2015, compared with 3.6 and 3.5 times for the same period in 2014 and 2013, respectively. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Cash flows used by investing activities were $525.3 million, $84.1 million and $168.0 million in 2015, 2014 and 2013, respectively. Capital expenditures were $181.9 million, $132.6 million and $139.1 million in 2015, 2014 and 2013, respectively. In 2016, we currently estimate capital expenditures to be between $105 million and $115 million before consideration of any acquisition activity. As discussed in Note 2 to our consolidated financial statements included in Item 8, during January 2015 we acquired SIHI for $341.5 million in cash, during the first quarter of 2014 we sold our Naval business for $46.8 million in net cash proceeds and in the first quarter of 2013 we sold our 50% equity interest in AIL to our joint venture partner for $46.2 million in cash.
Cash flows provided by financing activities were $61.3 million in 2015 compared with a use of cash of $367.7 million in 2014 and $255.8 million in 2013. Cash inflows during 2015 resulted primarily from the $526.3 million in proceeds from the issuance of the 2022 EUR Senior Notes, partially offset by outflows from the repurchase of $303.7 million of our common stock, $93.7 million of dividend payments and $45.0 million in payments on long-term debt. Cash outflows during 2014 resulted primarily from the repurchase of $246.5 million of our common stock, $85.1 million of dividend payments and $40.0 million in payments on long-term debt.
We have maintained our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders following attainment of the previously announced target leverage ratio. On February 19, 2013, our Board of Directors approved a $750.0 million share repurchase authorization. On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the previous $750.0 million share repurchase authorization. As of December 31, 2015, we had $160.7 million of remaining capacity under our current share repurchase program. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
In the fourth quarter of 2015, through amendment we extended the maturity of our Senior Credit Facility by two years to October 14, 2020, lowered the sublimits for the issuance of letters of credit and reduced the commitment fee from 0.175% to 0.15% on the daily unused portions of the Senior Credit Facility. The amended Senior Credit Facility also increases the maximum permitted leverage ratio from 3.25 to 3.5 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility). Additionally, on March 17, 2015, we issued $500.0 million 2022 EUR Senior Notes, which bear an annual stated interest rate of 1.25%. These items are more fully described in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.
Our cash needs for the next 12 months are expected to be less than those of 2015 resulting from a decreased level of anticipated capital expenditures and share repurchases, partially offset by increased realignment cash expenditures. We believe cash flows from operating activities, combined with availability under our Revolving Credit Facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
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
Financing
A discussion of our debt and related covenants is included in Note 10 to our consolidated financial statements included in Item 8 of this this Annual Report. We were in compliance with all covenants as of December 31, 2015.
Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payment due. Such provisions are referred to as "cross default" provisions. The Senior Credit Facility and the Senior Notes as described in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report are cross-defaulted to each other.
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

Liquidity Analysis
Our cash balance decreased by $83.9 million to $366.4 million as of December 31, 2015 as compared with December 31, 2014. The cash decrease included $353.7 million of payments for acquisitions, $303.7 million of share repurchases, $181.9 million in capital expenditures, $93.7 million in dividend payments and $45.0 million in payments on long-term debt, partially offset by $417.1 million in operating cash flows and $526.3 million of proceeds from the issuance of the 2022 EUR Senior Notes.
Approximately 20% of our currently outstanding Term Loan Facility is due to mature in 2016 and 2017. Our Senior Credit Facility matures in October 2020. As of December 31, 2015, we had a borrowing capacity of $894.8 million on our $1.0 billion Revolving Credit Facility (including outstanding letters of credit). Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
At December 31, 2015 and 2014, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $20.0 million to our U.S. pension plan in 2015, excluding direct benefits paid of $1.0 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At December 31, 2015, $322.3 million of our total cash balance of $366.4 million was held by foreign subsidiaries, $236.5 million of which we consider permanently reinvested outside the U.S. Based on the expected 2016 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $236.5 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.

OUTLOOK FOR 2016
Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, expected cost savings from our realignment programs, depreciation and amortization, research and development expenses, potential impairment of investments, tax rate and pending tax and legal proceedings. Our future results of operations may also be affected by employee incentive compensation including our annual program and the amount, type and valuation of share-based awards granted, as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in "Item 1A. Risk Factors" of this Annual Report.
Our bookings were $4,176.8 million during 2015. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results.
We believe increased crude oil supply resulted in the significant decline in the price of oil beginning in the fourth quarter of 2014. We believe the lower oil prices will continue to negatively impact oil and gas upstream investment most acutely and impact mid-stream and downstream investment to a lesser extent. In addition, a reduction in the overall level of spending by oil and gas companies could continue to decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid in spite of a near-term down cycle as the industry works through current excess supply with projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this challenging environment.
We expect a continued competitive economic environment in 2016. However, we anticipate benefits from the continuation of our end-user strategies, the strength of our high margin aftermarket business, continued disciplined cost management, execution of our Realignment Programs, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2016 given the continuing uncertainty of capital spending in many of our markets and global economic conditions. For additional discussion on our markets and our opportunities, see the "Business Overview — Our Markets" section of this MD&A.

On December 31, 2015, we had $1,337.3 million of fixed-rate Senior Notes outstanding and $285.0 million of variable-rate debt under our Term Loan Facility.  As of December 31, 2015, we had no variable interest rate to fixed interest rate derivative contracts. However, because a portion of our debt carries a variable rate of interest, our debt is subject to volatility in rates, which could impact interest expense. We expect our interest expense in 2016 will be relatively consistent with amounts incurred in 2015. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Revolving Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2016. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2016, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities and we currently estimate capital expenditures to be between $105 million and $115 million, before consideration of any acquisition activity. We have $60.0 million in scheduled principal repayments in 2016 under our Term Loan Facility, and we expect to comply with the covenants under our Senior Credit Facility in 2016. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2016 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $12 million in 2016, excluding direct benefits paid.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2015:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Term Loan Facility and Senior Notes	$60.0	$120.0	$60.0	$1,382.3	$1,622.3
Fixed interest payments(1)	36.3	72.6	72.6	72.6	254.1
Variable interest payments(2)	5.7	8.0	1.3		15.0
Other debt and capital lease obligations	0.4	8.6	—	—	9.0
Operating leases	45.5	65.9	40.8	63.8	216.0
Purchase obligations:(3)
Inventory	397.9	10.7	0.4	—	409.0
Non-inventory	55.8	1.0	0.1	—	56.9
Pension and postretirement benefits(4)	58.2	115.5	119.8	314.6	608.1
Total	$659.8	$402.3	$295.0	$1,833.3	$3,190.4
_______________________________________

(1)	Fixed interest payments represent interest payments on the Senior Notes and Term Loan Facility as defined in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

(2)	Variable interest payments under our Term Loan Facility were estimated using a base rate of three-month LIBOR as of December 31, 2015.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2015, the gross liability for uncertain tax positions was $56.1 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.
The following table presents a summary of our commercial commitments at December 31, 2015:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$390.9	$175.7	$53.0	$29.7	$649.3
Surety bonds	81.4	7.8	1.9	0.2	91.3
Total	$472.3	$183.5	$54.9	$29.9	$740.6

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 64% of total defined benefit pension plan assets and approximately 52% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2015. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of primarily U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities. In addition, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. At December 31, 2015, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans decreased to $639.0 million from $642.1 million at December 31, 2014. Assets were allocated as follows:

	U.S. Plan
Asset category	2015	2014
U.S. Large Cap	19%	19%
U.S. Small Cap	4%	4%
International Large Cap	14%	14%
Emerging Markets	5%	5%
World Equity	8%	8%
Equity securities	50%	50%
Liability Driven Investment	39%	40%
Long-Term Government/Credit	11%	10%
Fixed income	50%	50%

	Non-U.S. Plans
Asset category	2015	2014
North American Companies	6%	3%
U.K. Companies	8%	9%
European Companies	3%	4%
Asian Pacific Companies	2%	3%
Global Equity	8%	8%
Equity securities	27%	27%
U.K. Government Gilt Index	27%	30%
U.K. Corporate Bond Index	19%	22%
Global Fixed Income Bond	18%	19%
Fixed income	64%	71%
Other	9%	2%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $812.4 million and $808.9 million as of December 31, 2015 and 2014, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2016 is approximately $0.5 million and $9.8 million, respectively. We amortize estimated prior service costs and estimated net losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $28.6 million and $33.0 million as of December 31, 2015 and 2014, respectively. The estimated actuarial net gain for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2016 is $0.6 million. The estimated prior service cost that is expected to be amortized from accumulated other comprehensive loss into pension expense in 2016 is $0.1 million. We amortize any estimated net gain over the remaining expected service period of approximately three years.
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
In 2015, net pension expense for our defined benefit pension plans included in operating income was $40.1 million compared with $45.5 million in 2014 and $50.5 million in 2013.

The following are assumptions related to our defined benefit pension plans as of December 31, 2015:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.75%	3.13%
Rate of increase in compensation levels	4.00	3.61
Weighted average assumptions used to determine 2015 net pension expense:
Long-term rate of return on assets	6.25%	5.03%
Discount rate	4.00	3.40
Rate of increase in compensation levels	4.25	3.95
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.4)	$1.6
Effect on Benefit Obligation	(15.5)	16.6
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(2.6)	2.7
Effect on Benefit Obligation	(25.1)	28.4
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.3)	0.2
Effect on Benefit Obligation	(0.9)	0.9
Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.9)	$1.9
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.1)	1.1
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.
At December 31, 2015, as compared with December 31, 2014, we increased our discount rate for the U.S. plan from 4.00% to 4.75% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. The average discount rate for the non-U.S. plans decreased from 3.40% to 3.13% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. The average assumed rate of compensation decreased to 4.00% from 4.25% for the U.S. plan and to 3.61% from 3.95% for our non-U.S. plans. To determine the 2015 pension expense, the expected rate of return on U.S. plan assets increased to 6.25% and we decreased our average rate of return on non-U.S. plan assets from 5.51% to 5.03%, primarily due to asset returns lower than expected during the year. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate. For all U.S. plans, we adopted the RP-2006 mortality tables and the MP-2015 improvement scale published in October 2015. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $3.3 million lower in 2016 than the $40.1 million in 2015, primarily due to the reduction in the amortization of the actuarial net loss. We have used discount rates of 4.75%, 3.13% and 4.25% at December 31, 2015, in calculating our estimated 2016 net pension expense for U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.5% for 2015, 2014 and 2013, with a gradual decrease to 5.0% for 2025 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $43.8 million, $43.5 million and $46.9 million to our defined benefit plans in 2015, 2014 and 2013, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2016 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $12 million to our non-U.S. pension plans in 2016, excluding direct benefits paid.
For further discussion of our pension and postretirement benefits, see Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.

OUR CRITICAL ACCOUNTING ESTIMATES
The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; deferred taxes, tax valuation allowances and tax reserves; reserves for contingent loss; pension and postretirement benefits; and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. The significant estimates are reviewed at least annually if not quarterly by management. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
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
The assumptions utilized to compute expense and benefit obligations are shown in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

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
We did not record an impairment of goodwill in 2015, 2014 or 2013; however the estimated fair value of our Engineered Product Operations ("EPO") reporting unit reduced significantly in 2015 due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pumps and pump systems. As of December 31, 2015 our EPO reporting unit had approximately $157 million of goodwill and its estimated fair value exceeded its carrying value by approximately 70%.  Key assumptions used in determining the estimated fair value of our EPO reporting unit included the annual operating plan and forecasted operating results, successful execution of our current realignment programs and identified strategic initiatives, a constant cost of capital, a short-term stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable world gross domestic product. A 100 basis point increase in our cost of capital would reduce the estimated fair value of our EPO reporting unit by approximately 40%, which coupled with a prolonged down cycle of the oil and gas markets, could potentially put our EPO reporting unit's goodwill at risk of a future impairment. Although we have concluded that there is no impairment on the goodwill associated with our EPO reporting unit as of December 31, 2015, we will continue to closely monitor its performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased as compared with 2014; however, it did not indicate a potential impairment of our goodwill as of December 31, 2015.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2015, 2014 or 2013.
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

Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At December 31, 2015, we had $285.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.86%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $2.9 million for the year ended December 31, 2015. At December 31, 2015 we had no notional amount in outstanding interest rate swaps with third parties, compared to $40.0 million in December 31, 2014.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net losses associated with foreign currency translation of $174.9 million, $148.6 million and $28.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in other comprehensive (loss) income. The net loss in 2015 was primarily driven by the weakening of the Euro, Brazilian real and Argentine peso versus the U.S. dollar at December 31, 2015 as compared with the December 31, 2014.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of December 31, 2015, we had a U.S. dollar equivalent of $397.3 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $547.0 million at December 31, 2014. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(38.7) million, $2.8 million and $(12.6) million for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in other (expense) income, net in the accompanying consolidated statements of income. See discussion of the impact in 2015 and 2013 of the devaluation of the Venezuelan bolivar in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Based on a sensitivity analysis at December 31, 2015, a 10% change in the foreign currency exchange rates for the year ended December 31, 2015 would have impacted our net earnings by approximately $13 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Hedging related transactions for interest rate swaps and designated foreign exchange contracts recorded to other comprehensive (loss) income, net of deferred taxes, are summarized in Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.
We expect to recognize losses of $2.3 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded SIHI Group B.V. (“SIHI”) from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company on January 7, 2015. We have also excluded SIHI from our audit of internal control over financial reporting. SIHI is a wholly owned subsidiary whose total assets and sales represent approximately 10% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 18, 2016

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$366,444	$450,350
Accounts receivable, net	988,391	1,082,447
Inventories, net	995,565	995,564
Deferred taxes	155,982	158,912
Prepaid expenses and other	125,410	106,890
Total current assets	2,631,792	2,794,163
Property, plant and equipment, net	758,427	693,881
Goodwill	1,223,986	1,067,255
Deferred taxes	26,264	31,419
Other intangible assets, net	228,777	146,337
Other assets, net	234,604	234,965
Total assets	$5,103,850	$4,968,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$491,378	$611,715
Accrued liabilities	796,764	794,072
Debt due within one year	60,434	53,131
Deferred taxes	11,386	12,957
Total current liabilities	1,359,962	1,471,875
Long-term debt due after one year	1,570,836	1,101,791
Retirement obligations and other liabilities	489,319	452,511
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	494,961	495,600
Retained earnings	3,587,120	3,415,738
Treasury shares, at cost — 47,703 and 42,444 shares, respectively	(2,106,785)	(1,830,919)
Deferred compensation obligation	10,233	10,558
Accumulated other comprehensive loss	(540,043)	(380,406)
Total Flowserve Corporation shareholders’ equity	1,666,477	1,931,562
Noncontrolling interests	17,256	10,281
Total equity	1,683,733	1,941,843
Total liabilities and equity	$5,103,850	$4,968,020

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Sales	$4,561,030	$4,877,885	$4,954,619
Cost of sales	(3,073,712)	(3,163,268)	(3,266,524)
Gross profit	1,487,318	1,714,617	1,688,095
Selling, general and administrative expense	(971,611)	(936,900)	(966,829)
Net earnings from affiliates (Note 2)	9,861	12,115	39,017
Operating income	525,568	789,832	760,283
Interest expense	(65,270)	(60,322)	(54,413)
Interest income	2,065	1,680	1,431
Other (expense) income, net	(40,167)	2,000	(14,280)
Earnings before income taxes	422,196	733,190	693,021
Provision for income taxes	(148,922)	(208,305)	(204,701)
Net earnings, including noncontrolling interests	273,274	524,885	488,320
Less: Net earnings attributable to noncontrolling interests	(5,605)	(6,061)	(2,790)
Net earnings attributable to Flowserve Corporation	$267,669	$518,824	$485,530
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.01	$3.79	$3.43
Diluted	2.00	3.76	3.41
Cash dividends declared per share	$0.72	$0.64	$0.56

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$273,274	$524,885	$488,320
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $104,174, $88,730 and $17,351 in 2015, 2014 and 2013, respectively	(174,889)	(148,580)	(28,870)
Pension and other postretirement effects, net of taxes of $(6,843), $8,698 and $(20,218) in 2015, 2014 and 2013, respectively	14,937	(5,870)	32,229
Cash flow hedging activity, net of taxes of $(862), $1,937 and $(483) in 2015, 2014 and 2013, respectively	1,752	(4,396)	(560)
Other comprehensive (loss) income	(158,200)	(158,846)	2,799
Comprehensive income, including noncontrolling interests	115,074	366,039	491,119
Comprehensive income attributable to noncontrolling interests	(7,036)	(6,144)	(2,756)
Comprehensive income attributable to Flowserve Corporation	$108,038	$359,895	$488,363

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2013	176,793	$220,991	$467,856	$2,579,308	(32,388)	$(1,164,496)	$10,870	$(224,310)	$4,256	$1,894,475
Stock activity under stock plans	—	—	(37,491)	—	902	22,540	—	—	—	(14,951)
Stock-based compensation	—	—	35,737	20	—	—	—	—	—	35,757
Tax benefit associated with stock-based compensation	—	—	10,116	—	—	—	—	—	—	10,116
Net earnings	—	—	—	485,530	—	—	—	—	2,790	488,320
Cash dividends declared	—	—	—	(79,467)	—	—	—	—	—	(79,467)
Repurchases of common shares	—	—	—	—	(8,144)	(458,310)	—	—	—	(458,310)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,833	(34)	2,799
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(270)	(270)
Other, net	—	—	—	—	—	—	(1,348)	—	—	(1,348)
Balance — December 31, 2013	176,793	$220,991	$476,218	$2,985,391	(39,630)	$(1,600,266)	$9,522	$(221,477)	$6,742	$1,877,121
Stock activity under stock plans	—	—	(31,860)	—	607	15,851	—	—	—	(16,009)
Stock-based compensation	—	—	42,655	20	—	—	—	—	—	42,675
Tax benefit associated with stock-based compensation	—	—	8,587	—	—	—	—	—	—	8,587
Net earnings	—	—	—	518,824	—	—	—	—	6,061	524,885
Cash dividends declared	—	—	—	(88,497)	—	—	—	—	—	(88,497)
Repurchases of common shares	—	—	—	—	(3,421)	(246,504)	—	—	—	(246,504)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(158,929)	83	(158,846)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,605)	(2,605)
Other, net	—	—	—	—	—	—	1,036	—	—	1,036
Balance — December 31, 2014	176,793	$220,991	$495,600	$3,415,738	(42,444)	$(1,830,919)	$10,558	$(380,406)	$10,281	$1,941,843
Stock activity under stock plans	—	—	(41,860)	—	789	27,785	—	—	—	(14,075)
Stock-based compensation	—	—	34,797	19	—	—	—	—	—	34,816
Tax benefit associated with stock-based compensation	—	—	6,424	—	—	—	—	—	—	6,424
Net earnings	—	—	—	267,669	—	—	—	—	5,605	273,274
Cash dividends declared	—	—	—	(96,306)	—	—	—	—	—	(96,306)
Repurchases of common shares	—	—	—	—	(6,048)	(303,651)	—	—	—	(303,651)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(159,637)	1,437	(158,200)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(67)	(67)
Other, net	—	—	—	—	—	—	(325)		—	(325)
Balance — December 31, 2015	176,793	$220,991	$494,961	$3,587,120	(47,703)	$(2,106,785)	$10,233	$(540,043)	$17,256	$1,683,733
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$273,274	$524,885	$488,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	99,501	93,307	90,695
Amortization of intangible and other assets	27,586	16,970	15,697
Gain on sale of business	—	(13,403)	—
Gain on sale of equity investment in affiliate	—	—	(12,995)
Gain on remeasurement of acquired assets	—	—	(15,315)
Excess tax benefits from stock-based payment arrangements	(6,813)	(8,587)	(10,111)
Stock-based compensation	34,816	42,675	35,757
Foreign currency and other non-cash adjustments	72,888	39,627	(1,462)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	50,441	(79,655)	(53,823)
Inventories, net	(26,232)	(35,519)	28,616
Prepaid expenses and other	(121)	(9,371)	(6,824)
Other assets, net	5,636	(24,509)	(18,002)
Accounts payable	(113,639)	50,752	(15,642)
Accrued liabilities and income taxes payable	25,523	(22,669)	(65,702)
Retirement obligations and other liabilities	(24,994)	(7,905)	(3,145)
Net deferred taxes	(774)	4,364	31,695
Net cash flows provided by operating activities	417,092	570,962	487,759
Cash flows — Investing activities:
Capital expenditures	(181,861)	(132,619)	(139,090)
Payments for acquisitions, net of cash acquired	(353,654)	—	(76,801)
Proceeds from disposal of assets	10,220	1,731	1,653
Proceeds from sale of business, net of cash divested	—	46,805	—
Proceeds from equity investments in affiliates	—	—	46,240
Net cash flows used by investing activities	(525,295)	(84,083)	(167,998)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	6,813	8,587	10,111
Payments on long-term debt	(45,000)	(40,000)	(25,000)
Proceeds from issuance of senior notes	526,332	—	298,596
Payments of deferred loan costs	(5,108)	—	(3,744)
Proceeds under other financing arrangements	10,436	18,483	10,674
Payments under other financing arrangements	(34,949)	(20,502)	(11,075)
Repurchases of common shares	(303,651)	(246,504)	(458,310)
Payments of dividends	(93,650)	(85,118)	(76,897)
Other	99	(2,604)	(179)
Net cash flows provided (used) by financing activities	61,322	(367,658)	(255,824)
Effect of exchange rate changes on cash	(37,025)	(32,675)	(4,385)
Net change in cash and cash equivalents	(83,906)	86,546	59,552
Cash and cash equivalents at beginning of year	450,350	363,804	304,252
Cash and cash equivalents at end of year	$366,444	$450,350	$363,804
Income taxes paid (net of refunds)	$152,536	$159,520	$195,532
Interest paid	57,030	58,269	49,618
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2015

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
Stock Split — On June 7, 2013 we recorded a three-for-one stock split. Shareholders' equity and all share data, including treasury shares and stock-based compensation award shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the increase in authorized shares and the stock split, as appropriate. Details of the stock split are included in Note 14.
Venezuela — Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the year ending December 31, 2015 and total assets at December 31, 2015 represented less than 0.5% of consolidated sales and total assets for the same periods. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at December 31, 2015. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically written off accounts receivable from this customer. Our total outstanding accounts receivable with this customer were approximately 7% and 9% of our gross accounts receivable at December 31, 2015 and 2014, respectively. Given the experienced delays in collecting payments we estimate that approximately 64% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our December 31, 2015 consolidated balance sheet. As of December 31, 2014, we had approximately 48% classified as long-term.
Effective February 13, 2013, the Venezuelan government devalued its official exchange rate from 4.3 to 6.3 bolivars to the U.S. dollar. As a result of the devaluation, we recognized a loss of $4.0 million in the first quarter of 2013. The loss was reported in other expense, net in our consolidated statements of income and resulted in no tax benefit. As of March of 2015, we determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement, in the first quarter of 2015 we recognized a loss of $20.6 million of which $18.5 million was reported in other (expense) income, net and $2.1 million in cost of goods sold in our consolidated statement of income and resulted in no tax benefit. As of December 31, 2015, we believe the SIMADI exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary. At December 31, 2015 the SIMADI exchange rate was 198.7 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar.
We are continuing to assess and monitor the ongoing impact of the changes in the Venezuelan foreign exchange market on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the SIMADI exchange rate, as well as additional government actions, political and labor unrest, or other economic conditions, including the Venezuelan government's fiscal obligations, that may adversely impact our future consolidated financial condition or results of operations.

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
Use of Estimates — The process of preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. We believe our estimates and assumptions are reasonable; however, actual results may differ materially from such estimates. The most significant estimates and assumptions are used in determining:

•	Timing and amount of revenue recognition;

•	Deferred taxes, tax valuation allowances and tax reserves;

•	Reserves for contingent loss;

•	Pension and postretirement benefits; and

•	Valuation of goodwill, indefinite-lived intangible assets and other long-lived assets.
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
Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. As of December 31, 2015, although we have experienced increased aging and slower collection of receivables with our primary Venezuelan customer, we do not believe that we have any significant concentrations of credit risk.
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
We did not record an impairment of goodwill in 2015, 2014 or 2013; however the estimated fair value of our Engineered Product Operations ("EPO") reporting unit reduced significantly in 2015 due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pumps and pump systems. As of December 31, 2015 our EPO reporting unit had approximately $157 million of goodwill and its estimated fair value exceeded its carrying value by approximately 70%.  Key assumptions used in determining the estimated fair value of our EPO reporting unit included the annual operating plan and forecasted operating results, successful execution of our current realignment programs and identified strategic initiatives, a constant cost of capital, a short-term stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable world gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our EPO reporting unit as of December 31, 2015, we will continue to closely monitor its performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased as compared with 2014; however, it did not indicate a potential impairment of our goodwill as of December 31, 2015.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2015, 2014 or 2013.
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

Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$267,669	$518,824	$485,530
Dividends on restricted shares not expected to vest	12	12	13
Earnings attributable to common and participating shareholders	$267,681	$518,836	$485,543
Weighted average shares:
Common stock	132,567	136,334	140,901
Participating securities	507	578	698
Denominator for basic earnings per common share	133,074	136,912	141,599
Effect of potentially dilutive securities	737	931	830
Denominator for diluted earnings per common share	133,811	137,843	142,429
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.01	$3.79	$3.43
Diluted	2.00	3.76	3.41

Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses ("SG&A") were $45.9 million, $40.9 million and $37.8 million in 2015, 2014 and 2013, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The ASU eliminates the requirement to account for business combination measurement period adjustments retrospectively. Measurement period adjustments will now be recognized prospectively in the reporting period in which the adjustment amount is determined. The nature and amount of any measurement period adjustments recognized during the reporting period must be disclosed, including the value of the adjustment to each current period income statement line item relating to the income effects that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date. ASU 2015-16 is effective for periods beginning after December 15, 2015. Early adoption is permitted. We adopted the amendments of this ASU immediately and it did not have an impact on our consolidated financial condition and results of operations.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” In connection with the FASB's efforts to simplify accounting standards, the FASB released new guidance on simplifying Income Statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. With the issuance of this ASU the FASB determined that the elimination of the concept of extraordinary items from U.S. GAAP would reduce the cost and complexity on the application of accounting standards, while maintaining or improving the usefulness of information included in financial statements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU No. 2015-01 will not have an impact on our consolidated financial condition and results of operations.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the analysis process companies must perform in order to determine whether a legal entity should be consolidated. The new ASU simplifies U.S. GAAP by eliminating entity specific consolidation guidance for limited partnerships. It also revises other aspects of the consolidation analysis, to include the ownership assessment of variable interest entities (VIEs), fee arrangements and how related parties are assessed. The amendments rescind the indefinite deferral of FASB Statement 167, Amendments to FASB Interpretation No. 46(R), for certain investment funds and replace it with a permanent scope exception for money market funds. This ASU is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2015-02 will not have an impact on our consolidated financial condition and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU was issued in connection with the FASB's efforts to simplify accounting standards for the presentation of debt issuance costs. The amendments of this ASU require companies to present debt issuance costs the same manner that present debt discounts are currently reported, as a direct deduction from the carrying value of that debt liability. The applicability of this requirement does not impact the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015. Early adoption is allowed for financial statements that have yet to be issued. The adoption of ASU No. 2015-03 will not have a material impact on our consolidated financial condition and results of operations.

In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force)." The ASU removes the requirement to categorize all investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. This ASU is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU No. 2015-07 will not have a material impact on our consolidated financial condition and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. ASU 2015-11 specifies that “market” is defined as “net realizable value,” or the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Application is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 will not have a material impact on our consolidated financial condition and results of operations.

In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)." The ASU clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of credit arrangements. The SEC staff has announced that it would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The adoption of ASU No. 2015-15 will not have a material impact on our consolidated financial condition and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes.  The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This update is effective for periods beginning after December 15, 2016 and early application is permitted.  The adoption of ASU No. 2015-17 will not have a material impact on our consolidated financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of ASU No. 2016-01 on our consolidated financial condition and results of operations.

2.	ACQUISITIONS, DISPOSITION AND EXIT OF JOINT VENTURE
SIHI Group B.V.
Effective January 7, 2015, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of SIHI Group B.V. ("SIHI"), a global provider of engineered vacuum and fluid pumps and related services, primarily servicing the chemical market, as well as the pharmaceutical, food & beverage and other process industries, in a stock purchase for €286.7 million ($341.5 million based on exchange rates in effect at the time the acquisition closed and net of cash acquired) in cash. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in initial borrowings from our Revolving Credit Facility (as defined and discussed in Note 10), which was subsequently paid down with a portion of the net proceeds from our March 2015 offering of the 2022 EUR Senior Notes (as defined and discussed in Note 10). SIHI, based in The Netherlands, has operations primarily in Europe and, to a lesser extent, the Americas and Asia.

During the first quarter of 2015, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis. During the second quarter of 2015, we recorded measurement period adjustments, primarily related to the revision of the estimated fair value of our investment in an unconsolidated joint venture, and other reclassifications that had no net impact on goodwill. These adjustments were made to the preliminary amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date and did not have a material impact on the opening balance sheet. There were no measurement period adjustments identified in the third or fourth quarters of 2015.

The allocation of the purchase price, including the above mentioned measurement period adjustments, is summarized below:

(Amounts in millions)	January 7, 2015 (As adjusted)
Accounts receivable	$59.3
Inventories	74.0
Prepaid expenses and other	17.7
Total current assets	151.0
Intangible assets
Trademarks	20.9
Existing customer relationships	45.3
Backlog	8.5
Engineering drawings and other	3.9
Total intangible assets	78.6
Property, plant and equipment	94.5
Long-term deferred tax asset	11.7
Investments in affiliates	7.3
Total assets	343.1
Current liabilities	(88.0)
Noncurrent liabilities	(114.7)
Net assets	140.4
Goodwill	201.1
Purchase price, net of cash acquired of $23.4	$341.5
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $201.1 million represents the value expected to be obtained from strengthening our portfolio of products and services through the addition of SIHI's engineered vacuum and fluid pumps, as well as the associated aftermarket services and parts. The goodwill related to this acquisition is recorded in the IPD segment and is not expected to be deductible for tax purposes. The trademarks are primarily indefinite-lived intangibles. As of date of acquisition existing customer relationships, engineering drawings and backlog had expected weighted average useful lives of 10 years, 10 years and less than one year, respectively. In total, amortizable intangible assets have a weighted average useful live of approximately 9 years.
Subsequent to January 7, 2015, the revenues and expenses of SIHI have been included in our consolidated statement of income. SIHI operations generated sales of approximately $294.2 million and impacted net earnings by a loss of $39.5 million for the year ended December 31, 2015. SIHI's sales (unaudited) were approximately €270 million during its fiscal year ended November 30, 2014. No proforma financial information has been presented due to immateriality.
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
During the fourth quarter of 2015, the estimated fair value of the contingent consideration was reduced to $0.7 million based on 2015 results and an updated weighted probability of achievement of the performance metrics within the specified time frame. The resulting gain was included in SG&A in our consolidated statement of income. Subsequent to December 10, 2013, the revenues and expenses of Innomag have been included in our consolidated statements of income. No pro forma information has been provided due to immateriality.
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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of January 1, 2014	$449,496	$165,532	$492,523	$1,107,551
Disposition(1)	—	—	(6,483)	(6,483)
Currency translation	(9,756)	(790)	(23,267)	(33,813)
Balance as of December 31, 2014	$439,740	$164,742	$462,773	$1,067,255
Acquisition(2)	5,253	201,149	—	206,402
Segment composition change(3)	41,072	(41,072)	—	—
Currency translation	(8,006)	(23,703)	(17,962)	(49,671)
Balance as of December 31, 2015	$478,059	$301,116	$444,811	$1,223,986
_______________________________________
(1) Goodwill disposition related to the sale of Naval in 2014.  See Note 2 for additional information.
(2) Goodwill addition is primarily related to the acquisition of SIHI. See Note 2 for additional information.
(3) Movement of goodwill from IPD to EPD due to segment composition change. See Note 16 for additional information.

The following table provides information about our intangible assets for the years ended December 31, 2015 and 2014:

		December 31, 2015		December 31, 2014
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$92,694	$(66,345)	$90,843	$(62,947)
Existing customer relationships(2)	5-10	80,270	(25,747)	38,003	(19,285)
Patents	9-16	27,277	(25,242)	29,396	(26,087)
Other	4-40	80,305	(28,092)	43,351	(25,426)
		$280,546	$(145,426)	$201,593	$(133,745)
Indefinite-lived intangible assets(3)		$95,220	$(1,563)	$79,982	$(1,493)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.
The following schedule outlines actual amortization expense recognized during 2015 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2015:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2015	$22,013
Estimated for year ending December 31, 2016	14,189
Estimated for year ending December 31, 2017	14,036
Estimated for year ending December 31, 2018	13,838
Estimated for year ending December 31, 2019	13,365
Estimated for year ending December 31, 2020	13,150
Thereafter	66,542

Amortization expense for finite-lived intangible assets was $14.0 million in 2014 and $12.8 million in 2013.

4.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2015	2014
	(Amounts in thousands)
Raw materials	$390,998	$352,928
Work in process	739,227	687,343
Finished goods	235,083	265,439
Less: Progress billings	(285,582)	(230,058)
Less: Excess and obsolete reserve	(84,161)	(80,088)
Inventories, net	$995,565	$995,564
During 2015, 2014 and 2013, we recognized expenses of $24.2 million, $19.2 million and $24.4 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales ("COS") in our consolidated statements of income.

5.	STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 4,172,064 were available for issuance as of December 31, 2015. The Flowserve Corporation 2004 Stock Compensation Plan expired on June 22, 2014, with 827,835 shares unissued. No stock options have been granted since 2006.

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable over a staggered period ranging from one to five years (most typically from one to three years). At December 31, 2015, all outstanding options were fully vested. Options generally expire 10 years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2015, 2014 or 2013. Information related to stock options issued to officers, other employees and directors prior to 2010 under all plans is presented in the following table:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	97,962	$16.61	97,962	$16.61	115,362	$15.00
Exercised	(13,701)	11.66	—	—	(17,400)	5.91
Canceled	—	—	—	—	—	—
Outstanding — end of year	84,261	$17.42	97,962	$16.61	97,962	$16.61
Exercisable — end of year	84,261	$17.42	97,962	$16.61	97,962	$16.61

Additional information relating to the ranges of options outstanding at December 31, 2015, is as follows:

	Weighted Average Remaining Contractual Life	Options Outstanding and Exercisable
Range of Exercise Prices per Share		Number Outstanding	Weighted Average Exercise Price per Share
$16.16 - $18.18	0.96	84,261	$17.42
		84,261	$17.42

As of December 31, 2015, we had no unrecognized compensation cost related to outstanding stock option awards.
The weighted average remaining contractual life of options outstanding at December 31, 2015 and 2014 was one year and 1.8 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was less than $1 million in each year. No stock options vested during the years ended December 31, 2015, 2014 and 2013.
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
Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2015 and 2014, we had $30.2 million and $30.6 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2015, 2014 and 2013 was $41.3 million, $34.8 million and $34.9 million, respectively.
We recorded stock-based compensation for restricted shares as follows:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Stock-based compensation expense	$34.8	$42.7	$35.8
Related income tax benefit	(11.8)	(14.6)	(12.3)
Net stock-based compensation expense	$23.0	$28.1	$23.5

The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2015
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,856,548	$52.29
Granted	777,730	53.64
Vested	(962,949)	42.87
Canceled	(130,486)	60.82
Outstanding — ending of year	1,540,843	$58.14

Unvested Restricted Shares outstanding as of December 31, 2015, includes approximately 817,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2013 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,491,000 shares based on performance targets. As of December 31, 2015, we estimate vesting of approximately 998,000 shares based on expected achievement of performance targets.

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
In 2013 we elected to designate and apply hedge accounting to certain forward exchange contracts. Foreign exchange contracts designated as hedging instruments had notional values of $21.0 million and $125.9 million at December 31, 2015 and 2014, respectively. Foreign exchange contracts not designated as hedging instruments had notional values of $376.3 million and $421.1 million at December 31, 2015 and 2014, respectively. At December 31, 2015, the length of foreign exchange contracts currently in place ranged from 6 days to 25 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2015 we had no notional amounts of outstanding interest rate swaps with third parties, compared to $ $40.0 million as of December 31, 2014.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange derivative contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2015	2014
	(Amounts in thousands)
Current derivative assets	$2,364	$11,709
Noncurrent derivative assets	—	6
Current derivative liabilities	3,196	6,168
Noncurrent derivative liabilities	441	348

The fair value of interest rate swaps and foreign exchange derivative contracts designated as hedging instruments are summarized below:

	Year Ended December 31,
	2015	2014
	(Amounts in thousands)
Current derivative assets	$26	$—
Current derivative liabilities	1,448	6,952
Noncurrent derivative liabilities	—	411

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Gain (loss) recognized in income	$23,900	$8,464	$(4,352)

Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as other (expense) income, net.

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are immaterial for disclosure purposes.

In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes discussed in Note 10 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the 2022 EUR Senior Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our consolidated statements of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the year ended December 31, 2015.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of our debt, excluding the Senior Notes (as described in Note 10), was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 10 and, except for the Senior Notes, approximates fair value. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The estimated fair value of our Senior Notes at December 31, 2015 was $1,295.9 million compared to the carrying value of $1,337.3 million. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2015 and December 31, 2014.

8.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2015	2014
	(Amounts in thousands)
Accounts receivable	$1,032,327	$1,107,916
Less: allowance for doubtful accounts	(43,936)	(25,469)
Accounts receivable, net	$988,391	$1,082,447

As disclosed in Note 1, we reclassified a portion of our accounts receivable to long-term within other assets, net on our December 31, 2015 and 2014 consolidated balance sheets.
Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2015	2014
	(Amounts in thousands)
Land	$83,475	$76,645
Buildings and improvements	430,267	405,733
Machinery, equipment and tooling	690,566	668,710
Software, furniture and fixtures and other	409,333	379,774
Gross property, plant and equipment	1,613,641	1,530,862
Less: accumulated depreciation	(855,214)	(836,981)
Property, plant and equipment, net	$758,427	$693,881
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2015	2014
	(Amounts in thousands)
Wages, compensation and other benefits	$160,452	$226,488
Commissions and royalties	30,574	34,194
Customer advance payments	315,510	303,527
Progress billings in excess of accumulated costs	8,085	22,098
Warranty costs and late delivery penalties	51,894	47,738
Sales and use tax	17,741	16,274
Income tax	38,747	37,451
Other	173,761	106,302
Accrued liabilities	$796,764	$794,072
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.
Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2015	2014
	(Amounts in thousands)
Pension and postretirement benefits	$203,150	$195,429
Deferred taxes	140,614	118,780
Legal and environmental	26,538	27,606
Uncertain tax positions	73,459	69,284
Other	45,558	41,412
Retirement obligations and other liabilities	$489,319	$452,511

9.	EQUITY METHOD INVESTMENTS
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
As discussed in Note 2, effective March 28, 2013, we and our joint venture partner agreed to exit our AIL joint venture. Prior the exit, our 50% interest was recorded using the equity method of accounting. As of December 31, 2015, we had investments in eight joint ventures (one located in each of Chile, India, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in China) that were accounted for using the equity method and are immaterial for disclosure purposes.

10.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2015	2014
	(Amounts in thousands)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount	$539,785	$—
4.00% Senior Notes due November 15, 2023, net of unamortized discount	298,853	298,731
3.50% Senior Notes due September 15, 2022, net of unamortized discount	498,637	498,460
Term Loan Facility, interest rate of 1.86% and 1.51% at December 31, 2015 and 2014, respectively	285,000	330,000
Capital lease obligations and other borrowings	8,995	27,731
Debt and capital lease obligations	1,631,270	1,154,922
Less amounts due within one year	60,434	53,131
Total debt due after one year	$1,570,836	$1,101,791

Scheduled maturities of the Senior Credit Facility (as described below), as well as our Senior Notes and other debt, are:

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2016	$60,000	$434	$60,434
2017	60,000	8,561	68,561
2018	60,000	—	60,000
2019	60,000	—	60,000
Thereafter	45,000	1,337,275	1,382,275
Total	$285,000	$1,346,270	$1,631,270

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
We have the right to redeem the 2022 Senior Notes and 2023 Senior Notes at any time prior to June 15, 2022 and August 15, 2023, respectively, in whole or in part, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the senior notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed discounted to the redemption date on a semi-annual basis, at the applicable Treasury Rate plus 30 basis points for the 2022 Senior Notes and plus 25 basis points for the 2023 Senior Notes. In addition, at any time on or after June 15, 2022 for the 2022 Senior Notes and August 15, 2023 for the 2023 Senior Notes, we may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed to the redemption date. Similarly, we have the right to redeem the 2022 EUR Senior Notes on or after December 17, 2021, in whole or in part, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the senior notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed (exclusive of interest accrued to, but excluding, the date of redemption) discounted to the redemption date on an annual basis, at the Comparable German Government Bond Rate plus 25 basis points.
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

Senior Credit Facility

Our credit agreement provides for a $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). On October 14, 2015 we amended our Senior Credit Facility. The amendment extended the maturity of our Senior Credit Facility by two years to October 14, 2020, lowered the sublimits for the issuance of letters of credit and reduced the commitment fee from 0.175% to 0.15% on the daily unused portions of the Senior Credit Facility. The amended Senior Credit Facility also increased the maximum permitted leverage ratio from 3.25 to 3.5 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility). Pursuant to the terms of the Senior Credit Facility and the indentures governing the Senior Notes, our obligations will no longer carry a conditional guarantee by certain of our 100% owned domestic subsidiaries. Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. All other existing terms under the Senior Credit Facility remained unchanged.

As of December 31, 2015 and December 31, 2014, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $105.2 million and $76.8 million at December 31, 2015 and December 31, 2014, respectively, which reduced our borrowing capacity to $894.8 million and $923.2 million, respectively.
The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly. We were in compliance with the covenants as of December 31, 2015.
Repayment of Obligations —We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.15% (per annum) at December 31, 2015. We made scheduled principal repayments under our Term Loan Facility of $45.0 million, $40.0 million and $25.0 million in 2015, 2014 and 2013, respectively. We have scheduled principal repayments of $15.0 million due in each of the next four quarters of 2016 under our Term Loan Facility. As a result of extending the maturity of our Term Loan by two years we have scheduled repayments of $60.0 million in each of 2018 and 2019, and $45.0 million in 2020.

Operating Leases
We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $53.1 million, $56.2 million and $62.3 million in 2015, 2014 and 2013, respectively.
The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,
2016	$45,505
2017	37,553
2018	28,355
2019	22,063
2020	18,699
Thereafter	63,848
Total minimum lease payments	$216,023

11.	PENSION AND POSTRETIREMENT BENEFITS
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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2015	2014	2013
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.75%	4.00%	4.50%
Rate of increase in compensation levels	4.00	4.25	4.25
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.25%	6.00%	6.00%
Discount rate	4.00	4.50	3.75
Rate of increase in compensation levels	4.25	4.25	4.25

At December 31, 2015 as compared with December 31, 2014, we increased our discount rate from 4.00% to 4.75% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. At December 31, 2015, as compared with December 31, 2014, our average assumed rate of compensation increase decreased to 4.00% compared to 4.25%. In determining 2015 expense, the expected rate of return on U.S. plan assets increased to 6.25%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all US plans, we adopted the RP-2006 mortality tables and the MP-2015 improvement scale published in October 2015. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Service cost	$24,113	$22,981	$23,355
Interest cost	17,072	17,429	15,089
Expected return on plan assets	(24,185)	(21,985)	(19,952)
Settlement and curtailment of benefits	—	—	(28)
Amortization of unrecognized prior service benefit	509	475	(87)
Amortization of unrecognized net loss	9,178	8,428	14,280
U.S. net pension expense	$26,687	$27,328	$32,657

The estimated prior service cost and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2016 is $0.5 million and $4.9 million, respectively. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension liability for U.S. plans:

	December 31,
	2015	2014
	(Amounts in thousands)
Plan assets, at fair value	$408,218	$426,784
Benefit Obligation	(426,248)	(447,552)
Funded status	$(18,030)	$(20,768)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2015	2014
	(Amounts in thousands)
Noncurrent assets	$—	$—
Current liabilities	(248)	(260)
Noncurrent liabilities	(17,782)	(20,508)
Funded status	$(18,030)	$(20,768)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2015	2014
	(Amounts in thousands)
Balance — January 1	$447,552	$405,812
Service cost	24,113	22,981
Interest cost	17,072	17,429
Plan amendments	—	2,387
Actuarial (gain) loss(1)	(28,052)	32,425
Benefits paid	(34,437)	(33,482)
Balance — December 31	$426,248	$447,552
Accumulated benefit obligations at December 31	$426,248	$447,552
_______________________________________

(1)	The 2015 actuarial gain primarily reflects the impact of an increase in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2016	$38.0
2017	38.3
2018	40.2
2019	40.9
2020	40.8
2021-2025	215.5

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2015	2014	2013
	(Amounts in thousands)
Balance — January 1	$(66,903)	$(55,110)	$(90,270)
Amortization of net loss	5,750	5,277	8,919
Amortization of prior service cost (benefit)	318	297	(54)
Net (loss) gain arising during the year	(812)	(17,367)	26,312
Settlement gain	—	—	(17)
Balance — December 31	$(61,647)	$(66,903)	$(55,110)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2015	2014
	(Amounts in thousands)
Unrecognized net loss	$(60,034)	$(64,970)
Unrecognized prior service cost	(1,613)	(1,933)
Accumulated other comprehensive loss, net of tax	$(61,647)	$(66,903)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2015	2014
	(Amounts in thousands)
Balance — January 1	$426,784	$410,462
Return on plan assets	(5,160)	29,058
Company contributions	21,031	20,746
Benefits paid	(34,437)	(33,482)
Balance — December 31	$408,218	$426,784

We contributed $21.0 million and $20.7 million to the U.S. defined benefit pension plans during 2015 and 2014, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2016 is expected to be approximately $20 million, excluding direct benefits paid.

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2015 and 2014 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2015	2014	2015	2014
U.S. Large Cap	19%	19%	19%	19%
U.S. Small Cap	4%	4%	4%	4%
International Large Cap	14%	14%	14%	14%
Emerging Markets	5%	5%	5%	5%
World Equity	8%	8%	8%	8%
Equity securities	50%	50%	50%	50%
Liability Driven Investment	39%	40%	39%	40%
Long-Term Government / Credit	11%	10%	11%	10%
Fixed income	50%	50%	50%	50%
_______________________________________
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

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. Prior period information has been updated to conform to current year presentation. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2015				At December 31, 2014
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$31	$31	$—	$—	$40	$40	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	77,765	—	77,765	—	82,355	—	82,355	—
U.S. Small Cap(b)	16,160	—	16,160	—	17,422	—	17,422	—
International Large Cap(c)	57,174	—	57,174	—	56,716	—	56,716	—
Emerging Markets(d)	19,888	—	19,888	—	19,175	—	19,175	—
World Equity(e)	32,680	—	32,680	—	34,384	—	34,384	—
Fixed income securities
Liability Driven Investment (f)	159,900	—	159,900	—	172,758	—	172,758	—
Long-Term Government/Credit(g)	44,620	—	44,620	—	43,934	—	43,934	—
	$408,218	$31	$408,187	$—	$426,784	$40	$426,744	$—
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

Non-U.S. Defined Benefit Plans

We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Mexico, The Netherlands, Sweden, Switzerland and the U.K. The assets in the U.K. (two plans), The Netherlands and Canada represent 94% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2015	2014	2013
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	3.13%	3.40%	4.22%
Rate of increase in compensation levels	3.61	3.95	3.83
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	5.03%	5.51%	5.49%
Discount rate	3.40	4.22	4.16
Rate of increase in compensation levels	3.95	3.83	3.84

At December 31, 2015 as compared with December 31, 2014, we decreased our average discount rate for non-U.S. plans from 3.40% to 3.13% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. To determine 2015 pension expense, we decreased our average expected rate of return on plan assets from 5.51% at December 31, 2014 to 5.03% at December 31, 2015, primarily due to asset returns lower than expected during the year. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Service cost	$7,832	$6,857	$6,819
Interest cost	11,770	14,576	13,486
Expected return on plan assets	(11,693)	(10,581)	(9,200)
Amortization of unrecognized net loss	4,949	6,962	6,650
Amortization of unrecognized prior service benefit	(12)	—	—
Settlement and other	570	314	134
Non-U.S. net pension expense	$13,416	$18,128	$17,889

In 2016, there is no significant estimated prior service cost that will be amortized from accumulated other comprehensive loss into pension expense for the non-U.S. defined benefit pension plans. The estimated net loss for the non-U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2016 is $4.9 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2015	2014
	(Amounts in thousands)
Plan assets, at fair value	$230,827	$215,360
Benefit Obligation	(386,175)	(361,351)
Funded status	$(155,348)	$(145,991)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2015	2014
\	(Amounts in thousands)
Noncurrent assets	$9,570	$5,204
Current liabilities	(9,950)	(7,960)
Noncurrent liabilities	(154,968)	(143,235)
Funded status	$(155,348)	$(145,991)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2015	2014
	(Amounts in thousands)
Balance — January 1	$361,351	$363,425
Acquisition	65,920	—
Service cost	7,832	6,857
Interest cost	11,770	14,576
Employee contributions	312	272
Plan amendments and other	(1,254)	162
Actuarial (gain) loss(1)	(6,407)	28,430
Net benefits and expenses paid	(16,476)	(17,985)
Currency translation impact(2)	(36,873)	(34,386)
Balance — December 31	$386,175	$361,351
Accumulated benefit obligations at December 31	$363,918	$335,282
_______________________________________

(1)	The 2015 actuarial gain primarily reflects the increase in the discount rate for Germany.

(2)	The currency translation impact reflects the strengthening of the U.S. dollar against our significant currencies, primarily the Euro and British pound.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2016	$16.5
2017	14.7
2018	15.6
2019	16.1
2020	16.5
2021-2025	89.2

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2015	2014	2013
	(Amounts in thousands)
Balance — January 1	$(69,598)	$(78,863)	$(76,197)
Amortization of net loss	3,776	5,262	4,999
Net loss arising during the year	(2,673)	(3,709)	(6,091)
Settlement loss	390	216	93
Prior service (cost) benefit arising during the year	(14)	141	137
Currency translation impact and other	8,126	7,355	(1,804)
Balance — December 31	$(59,993)	$(69,598)	$(78,863)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2015	2014
	(Amounts in thousands)
Unrecognized net loss	$(59,878)	$(69,161)
Unrecognized prior service cost	(115)	(437)
Accumulated other comprehensive loss, net of tax	$(59,993)	$(69,598)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2015	2014
	(Amounts in thousands)
Balance — January 1	$215,360	$195,042
Acquisition	23,333	—
Return on plan assets	3,017	30,246
Employee contributions	312	272
Company contributions	22,785	22,740
Settlements	(1,485)	—
Currency translation impact and other	(16,019)	(14,955)
Net benefits and expenses paid	(16,476)	(17,985)
Balance — December 31	$230,827	$215,360
Our contributions to non-U.S. defined benefit pension plans in 2016 are expected to be approximately $12 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2015 and 2014 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2015	2014	2015	2014
North American Companies	6%	3%	6%	3%
U.K. Companies	8%	9%	8%	9%
European Companies	4%	4%	3%	4%
Asian Pacific Companies	2%	3%	2%	3%
Global Equity	9%	8%	8%	8%
Equity securities	29%	27%	27%	27%
U.K. Government Gilt Index	27%	30%	27%	30%
U.K. Corporate Bond Index	20%	22%	19%	22%
Global Fixed Income Bond	18%	19%	18%	19%
Fixed income	65%	71%	64%	71%
Other	6%	2%	9%	2%
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

The fair values of the non-U.S. assets were:

	At December 31, 2015				At December 31, 2014
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$5,641	$5,641	$—	$—	$24	$24	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	13,737	—	13,737	—	7,155	—	7,155	—
U.K. Companies(b)	18,003	—	18,003	—	18,829	—	18,829	—
European Companies (c)	8,035	—	8,035	—	8,018	—	8,018	—
Asian Pacific Companies(d)	5,378	—	5,378	—	5,367	—	5,367	—
Global Equity(e)	19,581	—	19,581	—	17,120	—	17,120	—
Fixed income securities
U.K. Government Gilt Index(f)	60,478	—	60,478	—	65,161	—	65,161	—
U.K. Corporate Bond Index(g)	44,318	—	44,318	—	47,683	—	47,683	—
Global Fixed Income Bond(h)	41,325	—	41,325	—	40,820	—	40,820	—
Other(i)	14,331	—	—	14,331	5,183	—	—	5,183
	$230,827	$5,641	$210,855	$14,331	$215,360	$24	$210,153	$5,183
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

(h)
Global Fixed Income Bond represents investment funds that are actively managed, diversified and invested in traditional government bonds, high-quality corporate bonds, asset backed securities, emerging market debt.

(i)	Includes assets held by plans outside the U.K. and The Netherlands. Details, including Level III rollforward details, have not been provided due to immateriality.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets. The increase in 2015 is primarily due to SIHI acquisition, partially offset by actuarial gains due to changes in assumptions at December 31, 2015.

	December 31,
	2015	2014
	(Amounts in thousands)
Benefit Obligation	$629,402	$619,756
Accumulated benefit obligation	614,172	600,017
Fair value of plan assets	449,818	449,141

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2015	2014	2013
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.25%	3.75%	4.00%
Weighted average assumptions used to determine net expense:
Discount rate	3.75%	4.00%	3.25%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.5% for 2015, 2014 and 2013, with a gradual decrease to 5.0% for 2025 and future years.
Net postretirement benefit income for postretirement medical plans was:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Service cost	$2	$3	$6
Interest cost	1,155	1,200	1,066
Amortization of unrecognized prior service benefit	122	—	—
Amortization of unrecognized net gain	(539)	(1,220)	(1,280)
Net postretirement benefit expense (income)	$740	$(17)	$(208)

The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2016 is $0.1 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2016 is $0.6 million.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2015	2014
	(Amounts in thousands)
Postretirement Benefit Obligation	$28,614	$33,019
Funded status	$(28,614)	$(33,019)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2015	2014
	(Amounts in thousands)
Current liabilities	$(3,582)	$(3,799)
Noncurrent liabilities	(25,032)	(29,220)
Funded status	$(28,614)	$(33,019)

The following is a reconciliation of the postretirement Benefit Obligation:

	2015	2014
	(Amounts in thousands)
Balance — January 1	$33,019	$31,477
Service cost	2	3
Interest cost	1,155	1,200
Employee contributions	789	901
Medicare subsidies receivable	71	453
Actuarial loss	127	1,779
Plan Amendments	(625)	2,339
Net benefits and expenses paid	(5,924)	(5,133)
Balance — December 31	$28,614	$33,019

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2016	$3.7	$0.1
2017	3.5	0.1
2018	3.2	0.1
2019	2.9	0.1
2020	2.6	0.1
2021-2025	9.9	0.5

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2015	2014	2013
	(Amounts in thousands)
Balance — January 1	$1,103	$4,445	$4,710
Amortization of net gain	(338)	(764)	(800)
Amortization of prior service cost	76	(1,464)	—
Net gain (loss) arising during the year	338	(1,114)	535
Balance — December 31	$1,179	$1,103	$4,445

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2015	2014
	(Amounts in thousands)
Unrecognized net gain	$2,344	$2,788
Unrecognized prior service cost	(1,165)	(1,685)
Accumulated other comprehensive income, net of tax	$1,179	$1,103

We made contributions to the postretirement medical plans to pay benefits of $5.1 million in 2015, $3.8 million in 2014 and $3.7 million in 2013. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2015 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$148	$(147)
Effect on service cost plus interest cost	6	(6)

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $19.6 million in 2015, $20.4 million in 2014 and $20.0 million in 2013.
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
As previously disclosed, we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and continue to cooperate with the DOJ and SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and are in the process of responding.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2015	2014	2013
	(Amounts in thousands)
Balance — January 1	$31,095	$37,828	$35,400
Accruals for warranty expense, net of adjustments	33,113	24,909	33,504
Settlements made	(29,634)	(31,642)	(31,076)
Balance — December 31	$34,574	$31,095	$37,828

14.	SHAREHOLDERS’ EQUITY
Stock Split – On May 23, 2013, our certificate of incorporation was amended to increase the number of authorized shares of common stock from $120.0 million to $305.0 million and enable a three-for-one stock split approved by the Board of Directors on February 7, 2013 in the form of a 200% common stock dividend. The record date for the stock split was June 7, 2013, and additional shares were distributed on June 21, 2013. As a result of the three-for-one stock split, 117,861,772 shares of common stock were issued. The par value of the common stock remained unchanged at $1.25 per share, which required $147.3 million to be retrospectively reclassified from capital in excess of par value to common shares all within the shareholders' equity section of our consolidated balance sheets. For periods prior to 2013, shareholders' equity and all share data, including treasury shares and stock-based compensation award shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the increase in authorized shares and the stock split, as appropriate.
Dividends - On February 15, 2016, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.18 per share to $0.19 per share payable beginning on April 8, 2016. On February 16, 2015, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.16 per share to $0.18 per share payable beginning on April 10, 2015. On February 17, 2014, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.14 per share to $0.16 per share payable beginning on April 11, 2014. On February 19, 2013, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.12 per share to $0.14 per share payable beginning on April 12, 2013. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
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
We repurchased 6,047,839, 3,420,656 and 8,142,723 shares for $303.7 million, $246.5 million and $458.3 million during 2015, 2014 and 2013, respectively. As of December 31, 2015, we have $160.7 million of remaining capacity under our current share repurchase program.

15.	INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Current:
U.S. federal	$62,032	$62,301	$61,670
Non-U.S.	78,489	123,052	112,471
State and local	4,947	7,422	7,537
Total current	145,468	192,775	181,678
Deferred:
U.S. federal	(3,509)	1,270	8,771
Non-U.S.	5,543	13,016	13,120
State and local	1,420	1,244	1,132
Total deferred	3,454	15,530	23,023
Total provision	$148,922	$208,305	$204,701

The expected cash payments for the current income tax expense for 2015, 2014 and 2013 were reduced by $6.4 million, $8.6 million and $10.1 million, respectively, as a result of tax deductions related to the vesting of restricted stock and the exercise of non-qualified employee stock options. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Statutory federal income tax at 35%	$147.8	$256.6	$242.6
Foreign impact, net	(25.1)	(57.1)	(42.5)
Change in valuation allowance	11.6	(1.6)	1.8
State and local income taxes, net	6.4	8.7	8.7
Other	8.2	1.7	(5.9)
Total	$148.9	$208.3	$204.7
Effective tax rate	35.3%	28.4%	29.5%

The 2015 tax rate differed from the federal statutory rate of 35% primarily due to tax impacts of the realignment programs, the non-deductible Venezuelan exchange rate remeasurement loss and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $12.6 million (due to deteriorating economic conditions in Brazil), substantially offset by the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions. The 2014 and 2013 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.5 billion. Should these permanently reinvested earnings be repatriated in a future period in the form of dividends or otherwise, our provision for income taxes may increase materially in that period. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested differences is not practicable due to the complexities with its hypothetical calculation. During each of the three years reported in the period ended December 31, 2015, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.
For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of $2.4 million of income tax benefit during 2015 and $6.9 million and $5.0 million of income tax expense in 2014 and 2013, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2015	2014
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$36,845	$35,501
Net operating loss carryforwards	29,473	23,483
Compensation accruals	36,695	56,903
Inventories	49,660	51,528
Credit carryforwards	50,380	32,039
Warranty and accrued liabilities	30,897	13,913
Other	41,089	43,603
Total deferred tax assets	275,039	256,970
Valuation allowances	(24,725)	(15,378)
Net deferred tax assets	250,314	241,592
Deferred tax liabilities related to:
Property, plant and equipment	(43,348)	(30,077)
Goodwill and intangibles	(175,748)	(150,741)
Other	(972)	(2,182)
Total deferred tax liabilities	(220,068)	(183,000)
Deferred tax assets, net	$30,246	$58,592

We have $155.3 million of U.S. and foreign net operating loss carryforwards at December 31, 2015. Of this total, $34.4 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2016 through 2027. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $46.5 million of foreign tax credit carryforwards at December 31, 2015, expiring in 2020 through 2023 for which a valuation allowance of $0.6 million has been recorded.
Earnings before income taxes comprised:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
U.S.	$217,398	$230,896	$231,179
Non-U.S.	204,798	502,294	461,842
Total	$422,196	$733,190	$693,021

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2015	2014	2013
Balance — January 1	$51.5	$59.3	$59.1
Gross amount of increases in unrecognized tax benefits resulting from tax positions taken:
During a prior year	9.8	2.7	3.9
During the current period	8.6	7.2	8.9
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(1.1)	(3.9)	(0.1)
Lapse of the applicable statute of limitations	(7.4)	(10.0)	(11.5)
Decreases in unrecognized tax benefits relating to foreign currency translation adjustments	(5.3)	(3.8)	(1.0)
Balance — December 31	$56.1	$51.5	$59.3

The amount of gross unrecognized tax benefits at December 31, 2015 was $70.4 million, which includes $14.4 million of accrued interest and penalties. Of this amount $60.8 million, if recognized, would favorably impact our effective tax rate. We recognized no net interest and penalty income for the year ended December 31, 2015, and recognized $1.5 million and $2.4 million, respectively, during the years ended December 31, 2014 and 2013 in our consolidated statements of income.
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

16.	BUSINESS SEGMENT INFORMATION
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

During the first quarter of 2015, we made composition changes to our EPD and IPD reportable segments to take into consideration the acquisition of SIHI that was closed on January 7, 2015. Effective January 1, 2015, certain activities, primarily related to engineered pumps and seals, that were previously included in the IPD business segment are now reported in the

EPD business segment. These changes did not materially impact segment results or segment assets. We did not change our business segments, management structure, chief operating decision maker or how we evaluate segment performance and allocate resources. Prior periods were retrospectively adjusted to conform to the new reportable segment composition. The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2015, 2014 and 2013 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2015:
Sales to external customers	$2,213,048	$937,756	$1,410,226	$4,561,030	$—	$4,561,030
Intersegment sales	46,948	44,137	5,276	96,361	(96,361)	—
Segment operating income	328,952	30,194	234,407	593,553	(67,985)	525,568
Depreciation and amortization	50,289	36,826	30,404	117,519	9,568	127,087
Identifiable assets	2,295,209	1,070,412	1,377,135	4,742,756	361,094	5,103,850
Capital expenditures	88,496	19,446	63,569	171,511	10,350	181,861

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2014:
Sales to external customers	$2,507,707	$760,924	$1,609,254	$4,877,885	$—	$4,877,885
Intersegment sales	56,940	44,958	6,474	108,372	(108,372)	—
Segment operating income	447,183	107,008	322,845	877,036	(87,204)	789,832
Depreciation and amortization	51,047	14,718	35,458	101,223	9,054	110,277
Identifiable assets	2,383,734	642,093	1,467,756	4,493,583	474,437	4,968,020
Capital expenditures	69,107	15,165	37,496	121,768	10,851	132,619

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2013:
Sales to external customers	2,594,735	752,385	1,607,499	4,954,619	—	4,954,619
Intersegment sales	55,635	46,028	8,213	109,876	(109,876)	—
Segment operating income	445,241	94,776	307,967	847,984	(87,701)	760,283
Depreciation and amortization	48,463	12,153	36,590	97,206	9,186	106,392
Identifiable assets	2,390,626	698,513	1,520,085	4,609,224	427,509	5,036,733
Capital expenditures	77,900	14,924	40,205	133,029	6,061	139,090

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

	Year Ended December 31, 2015
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,790,119	39.3%	$351,367	35.4%
EMA(1)	1,773,281	38.9%	326,728	32.9%
Asia(2)	562,792	12.3%	143,767	14.5%
Other(3)	434,838	9.5%	171,169	17.2%
Consolidated total	$4,561,030	100.0%	$993,031	100.0%

	Year Ended December 31, 2014
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,724,392	35.4%	$386,489	41.6%
EMA(1)	1,991,638	40.8%	268,334	28.9%
Asia(2)	571,195	11.7%	126,878	13.7%
Other(3)	590,660	12.1%	147,145	15.8%
Consolidated total	$4,877,885	100.0%	$928,846	100.0%

	Year Ended December 31, 2013
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,699,053	34.3%	$374,125	41.5%
EMA(1)	2,102,428	42.4%	287,071	31.8%
Asia(2)	552,383	11.2%	124,619	13.8%
Other(3)	600,755	12.1%	115,904	12.9%
Consolidated total	$4,954,619	100.0%	$901,719	100.0%
___________________________________

(1)	"EMA" includes Europe, the Middle East and Africa. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 66% of total sales in 2015, 68% in 2014 and 71% in 2013.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2015				2014
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(238,533)	$(135,398)	$(5,210)	$(379,141)	$(89,953)	$(129,528)	$(814)	$(220,295)
Other comprehensive (loss) income before reclassifications	(174,889)	4,977	(6,382)	(176,294)	(150,357)	(16,300)	(5,342)	(171,999)
Amounts reclassified from AOCL	—	9,960	8,134	18,094	1,777	10,430	946	13,153
Net current-period other comprehensive (loss) income	(174,889)	14,937	1,752	(158,200)	(148,580)	(5,870)	(4,396)	(158,846)
Balance - December 31	$(413,422)	$(120,461)	$(3,458)	$(537,341)	$(238,533)	$(135,398)	$(5,210)	$(379,141)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $2.7 million, $1.3 million and $1.2 million for December 31, 2015, 2014 and 2013, respectively. Foreign currency translation impact primarily represents the weakening of the Euro, Brazilian real and Argentine peso exchange rates versus the U.S. dollar for the period. Additionally, includes net investment hedge losses of $4.2 million, net of deferred taxes, for the year ended December 31, 2015. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2015(1)	2014(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Selling, general and administrative expense	$—	$(1,777)
	Tax (expense) benefit	—	—
	Net of tax	$—	$(1,777)

Cash flow hedging activity
Foreign exchange contracts	Other (expense) income, net	$(3,327)	$—
	Sales	(7,920)	(1,534)
	Tax benefit	3,113	588
	Net of tax	$(8,134)	$(946)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(13,587)	$(13,976)
Prior service costs(2)		(619)	(668)
Settlement(2)		(570)	(314)
	Tax benefit	4,816	4,528
	Net of tax	$(9,960)	$(10,430)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.
At December 31, 2015, we expect to recognize losses of $2.3 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2015.

18.	REALIGNMENT PROGRAMS
In the first quarter of 2015, we initiated a realignment program ("R1 Realignment Program") to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. We anticipate a total investment in this program of approximately $50 million related to identified initiatives that are primarily restructuring, including related severance costs and primarily incurred by IPD. R1 Realignment Program charges of $33.6 million were recorded in IPD, $0.7 million in EPD and $5.5 million was reported in income tax expense in our consolidated statement of income for the year ended December 31, 2015. We anticipate that the majority of any remaining charges will be incurred in 2016.
In the second quarter of 2015, we initiated a second realignment program ("R2 Realignment Program") to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce and the transfer of activities from high-cost regions to lower-cost facilities. We anticipate a total investment in this program of approximately $350 million, subject to final evaluation. We anticipate that the majority of the charges will be incurred in 2016.
The realignment programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our consolidated statements of income.
Total realignment charges, net of adjustments, were $117.0 million, $1.6 million and $10.7 million for the year ended December 31, 2015, 2014 and 2013, respectively. Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The total restructuring reserve related to our realignment programs was $58.3 million and $1.1 million at December 31, 2015 and 2014, respectively.
R1 Realignment Program
The following is a summary of total charges, net of adjustments, related to the R1 Realignment Program for the year ended December 31, 2015. In addition to the charges below $5.5 million was reported in income tax expense in our consolidated statement of income for the year ended December 31, 2015:

(Amounts in thousands)
Restructuring Charges
COS	$20,446
SG&A	9,259
$29,705
Non-Restructuring Charges
COS	$700
SG&A	3,872
$4,572
Total Realignment Program Charges
COS	$21,146
SG&A	13,131
$34,277

The following represents the activity, primarily severance, related to the restructuring reserve for the R1 Realignment Program:

(Amounts in thousands)
Balance at December 31, 2014	$—
Charges	29,705
Cash expenditures	(383)
Other non-cash adjustments, including currency	(4,166)
Balance at December 31, 2015	$25,156

R2 Realignment Program
The following is a summary of charges, net of adjustments, related to the R2 Realignment Program for the year ended December 31, 2015. In addition to the charges below, $3.4 million was reported in income tax expense in our consolidated statement of income for the year ended December 31, 2015:

(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$9,963	$—	9,301	19,264	$—	$19,264
SG&A	7,475	—	7,611	15,086	—	15,086
	$17,438	$—	$16,912	$34,350	$—	$34,350
Non-Restructuring Charges
COS	$10,266	$7,461	$8,583	$26,310	$—	$26,310
SG&A	5,831	2,976	3,413	12,220	—	12,220
	$16,097	$10,437	$11,996	$38,530	$—	$38,530
Total Realignment Program Charges
COS	$20,229	$7,461	$17,884	$45,574	$—	$45,574
SG&A	13,306	2,976	11,024	27,306	—	27,306
	$33,535	$10,437	$28,908	$72,880	$—	$72,880
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

The following is a summary of Restructuring charges, net of adjustments, for the R2 Realignment Program the year ended December 31, 2015:

(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,893	$424	$1,764	$183	$19,264
SG&A	14,328	43	33	682	15,086
Total	$31,221	$467	$1,797	$865	$34,350

The following represents the activity, primarily severance, related to the restructuring reserve for the R2 Realignment Program:

(Amounts in thousands)
Balance at December 31, 2014	$—
Charges	34,350
Cash expenditures	(1,791)
Other non-cash adjustments, including currency	589
Balance at December 31, 2015	$33,148

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2015 and 2014 (amounts in millions, except per share data):

	2015
Quarter	4th	3rd	2nd	1st
Sales	$1,287.7	$1,096.5	$1,162.2	$1,014.6
Gross profit	397.7	388.8	369.1	331.7
Earnings before income taxes	109.8	146.6	107.6	58.2
Net earnings attributable to Flowserve Corporation	71.4	93.6	75.0	27.7
Earnings per share (1):
Basic	$0.55	$0.71	$0.56	$0.21
Diluted	0.54	0.70	0.56	0.20

	2014
Quarter	4th	3rd	2nd	1st
Sales	$1,381.4	$1,204.0	$1,224.4	$1,068.1
Gross profit	485.7	421.5	430.3	377.1
Earnings before income taxes	227.3	183.3	176.0	146.6
Net earnings attributable to Flowserve Corporation	159.0	128.6	123.5	107.7
Earnings per share (1):
Basic	$1.17	$0.94	$0.90	$0.78
Diluted	1.16	0.93	0.90	0.78
_______________________________________

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

The significant fourth quarter impact to 2015 earnings before income taxes was to record $52.4 million in charges related to our Realignment Programs. See Note 18 for additional information on our Realignment Programs. In addition, there was $31.5 million less broad-based annual incentive compensation expense in the fourth quarter of 2015 as compared to the same period in 2014.

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

In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2015, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
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
SIHI Group B.V. (“SIHI") has been excluded from management’s assessment of internal control over financial reporting as of December 31, 2015, because it was acquired by the Company on January 7, 2015. SIHI’s total assets and sales represented approximately 10% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2016 annual meeting of shareholders to be held on May 19, 2016. The Proxy Statement will be filed with the SEC no later than April 26, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2016 annual meeting of shareholders to be held on May 19, 2016. The Proxy Statement will be filed with the SEC no later than April 26, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2016 annual meeting of shareholders to be held on May 19, 2016. The Proxy Statement will be filed with the SEC no later than April 26, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2016 annual meeting of shareholders to be held on May 19, 2016. The Proxy Statement will be filed with the SEC no later than April 26, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2016 annual meeting of shareholders to be held on May 19, 2016. The Proxy Statement will be filed with the SEC no later than April 26, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2015 and 2014
For each of the three years in the period ended December 31, 2015:
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
Date: February 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William C. Rusnack	Non-Executive Chairman of the Board	February 18, 2016
William C. Rusnack

/s/ Mark A. Blinn	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2016
Mark A. Blinn

/s/ Karyn F. Ovelmen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2016
Karyn F. Ovelmen

/s/ Leif E. Darner	Director	February 18, 2016
Leif E. Darner

/s/ Gayla J. Delly	Director	February 18, 2016
Gayla J. Delly

/s/ Lynn L. Elsenhans	Director	February 18, 2016
Lynn L. Elsenhans

/s/ Roger L. Fix	Director	February 18, 2016
Roger L. Fix

/s/ John R. Friedery	Director	February 18, 2016
John R. Friedery

/s/ Joseph E. Harlan	Director	February 18, 2016
Joseph E. Harlan

/s/ Rick J. Mills	Director	February 18, 2016
Rick J. Mills

/s/ Charles M. Rampacek	Director	February 18, 2016
Charles M. Rampacek

/s/ David E. Roberts	Director	February 18, 2016
David E. Roberts

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2015
Allowance for doubtful accounts(a):	$25,469	$19,624	$152	$(1,309)	$43,936
Deferred tax asset valuation allowance(b):	15,378	18,548	(3,596)	(5,605)	24,725
Year Ended December 31, 2014
Allowance for doubtful accounts(a):	24,073	17,817	(443)	(15,978)	25,469
Deferred tax asset valuation allowance(b):	18,058	1,366	(996)	(3,050)	15,378
Year Ended December 31, 2013
Allowance for doubtful accounts(a):	21,491	17,412	79	(14,909)	24,073
Deferred tax asset valuation allowance(b):	17,975	2,352	—	(2,269)	18,058

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
3.2	Flowserve Corporation By-Laws, as amended and restated effective December 14, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated December 15, 2015).
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

4.4
Third Supplemental Indenture, dated March 17, 2015, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 17, 2015).

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

10.3
Second Amendment to Credit Agreement, dated October 14, 2015, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K dated October 19, 2015).

10.4
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

10.5
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

10.6
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

10.7
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

10.8
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

10.11
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

10.13	Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.14
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).*

10.15
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

10.18
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

10.26	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant's 2004 Proxy Statement, dated May 10, 2004).*
10.27
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

10.29
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

10.31
Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated March 9, 2006).*

Exhibit No.	Description

10.32
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

10.39	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 3, 2009).*
10.40
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

10.46	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated as of March 9, 2006).*
10.47+	Form of Indemnification Agreement for all Directors and Officers
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