Form 10-Q
period 2016-03-31
FLOWSERVE CORP
filed 2016-04-28
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 21, 2016, there were 130,366,915 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2016 and 2015 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015 (unaudited)	2
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2016 and 2015 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4. Controls and Procedures.	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	27
Item 1A. Risk Factors.	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 6. Exhibits.	28
SIGNATURES	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Sales	$947,248	$1,014,620
Cost of sales	(639,247)	(682,890)
Gross profit	308,001	331,730
Selling, general and administrative expense	(236,910)	(239,927)
Net earnings from affiliates	3,319	1,573
Operating income	74,410	93,376
Interest expense	(14,568)	(16,037)
Interest income	676	758
Other expense, net	(4,543)	(19,946)
Earnings before income taxes	55,975	58,151
Provision for income taxes	(17,691)	(28,506)
Net earnings, including noncontrolling interests	38,284	29,645
Less: Net earnings attributable to noncontrolling interests	(425)	(1,979)
Net earnings attributable to Flowserve Corporation	$37,859	$27,666
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.29	$0.21
Diluted	0.29	0.20
Cash dividends declared per share	$0.19	$0.18

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2016	2015
Net earnings, including noncontrolling interests	$38,284	$29,645
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(20,108) and $63,561, respectively	33,757	(106,434)
Pension and other postretirement effects, net of taxes of $(742) and $1,692, respectively	2,786	7,891
Cash flow hedging activity, net of taxes of $(264) and $2,027, respectively	643	(5,146)
Other comprehensive income (loss)	37,186	(103,689)
Comprehensive income (loss), including noncontrolling interests	75,470	(74,044)
Comprehensive loss attributable to noncontrolling interests	(1,206)	(1,997)
Comprehensive income (loss) attributable to Flowserve Corporation	$74,264	$(76,041)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$310,318	$366,444
Accounts receivable, net of allowance for doubtful accounts of $46,914 and $43,936, respectively	914,684	988,391
Inventories, net	1,088,155	995,565
Prepaid expenses and other	116,032	125,410
Total current assets	2,429,189	2,475,810
Property, plant and equipment, net of accumulated depreciation of $892,200 and $855,214, respectively	767,633	758,427
Goodwill	1,240,187	1,223,986
Deferred taxes	82,969	69,327
Other intangible assets, net	228,294	228,777
Other assets, net	232,778	224,330
Total assets	$4,981,050	$4,980,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$410,115	$491,378
Accrued liabilities	807,121	796,764
Debt due within one year	62,566	60,434
Total current liabilities	1,279,802	1,348,576
Long-term debt due after one year	1,573,450	1,560,562
Retirement obligations and other liabilities	386,812	387,786
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	480,369	494,961
Retained earnings	3,599,869	3,587,120
Treasury shares, at cost – 47,161 and 47,703 shares, respectively	(2,084,240)	(2,106,785)
Deferred compensation obligation	9,313	10,233
Accumulated other comprehensive loss	(503,637)	(540,043)
Total Flowserve Corporation shareholders’ equity	1,722,665	1,666,477
Noncontrolling interests	18,321	17,256
Total equity	1,740,986	1,683,733
Total liabilities and equity	$4,981,050	$4,980,657

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2016	2015
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$38,284	$29,645
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	24,505	24,600
Amortization of intangible and other assets	4,123	9,244
Tax deficiencies (excess tax benefits) from stock-based payment arrangements	45	(5,800)
Stock-based compensation	15,957	9,095
Foreign currency and other non-cash adjustments	11,496	28,539
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	89,649	59,396
Inventories, net	(69,863)	(117,848)
Prepaid expenses and other	2,904	(22,781)
Other assets, net	(9,095)	(2,330)
Accounts payable	(89,487)	(131,208)
Accrued liabilities and income taxes payable	(17,374)	2,698
Retirement obligations and other	844	14,432
Net deferred taxes	(9,984)	9,117
Net cash flows used by operating activities	(7,996)	(93,201)
Cash flows – Investing activities:
Capital expenditures	(20,212)	(83,967)
Payments for acquisition, net of cash acquired	—	(341,545)
Proceeds from disposal of assets	101	1,649
Net cash flows used by investing activities	(20,111)	(423,863)
Cash flows – Financing activities:
(Tax deficiencies) excess tax benefits from stock-based payment arrangements	(45)	5,800
Payments on long-term debt	(15,000)	(10,000)
Proceeds from issuance of senior notes	—	523,418
Payments of deferred loan cost	—	(1,005)
Proceeds under other financing arrangements	14,009	7,190
Payments under other financing arrangements	(11,017)	(5,207)
Repurchases of common shares	—	(79,899)
Payments of dividends	(23,415)	(21,686)
Other	(142)	264
Net cash flows (used) provided by financing activities	(35,610)	418,875
Effect of exchange rate changes on cash	7,591	(18,385)
Net change in cash and cash equivalents	(56,126)	(116,574)
Cash and cash equivalents at beginning of period	366,444	450,350
Cash and cash equivalents at end of period	$310,318	$333,776

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2016, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report").
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three months ended March 31, 2016 represented less than 0.5% of consolidated sales and its assets at March 31, 2016 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at March 31, 2016. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer was approximately 7% of our gross accounts receivable at both March 31, 2016 and December 31, 2015. Given the experienced delays in collecting payments we estimate that approximately 70% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our March 31, 2016 condensed consolidated balance sheet as compared to 64% at December 31, 2015.
At March 31, 2016 the DICOM exchange rate (formerly SIMADI) was 272.9 bolivars to the U.S. dollar, compared with the official exchange rate of 10.0 bolivars to the U.S. dollar. As of March 31, 2015, we determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement, in the first quarter of 2015 we recognized a loss of $20.6 million of which $18.5 million was reported in other expense, net and $2.1 million in cost of goods sold in our condensed consolidated statement of income and resulted in no tax benefit. As of March 31, 2016, we believe the DICOM exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary.
We are continuing to assess and monitor the ongoing impact of the changes in the Venezuelan foreign exchange market on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary's ability to remit cash for dividends and other payments at the DICOM exchange rate, as well as additional government actions, political and labor unrest, or other economic conditions that may adversely impact our future consolidated financial condition or results of operations.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2016, are detailed in Note 1 to our consolidated financial statements included in our 2015 Annual Report.
Accounting Developments

Pronouncements Implemented
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12 "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU was issued to address share-based payment awards with a performance target affecting vesting that could be achieved after the employee’s requisite service period. Our adoption of ASU No. 2014-12 effective January 1, 2016 did not have an impact on our consolidated financial condition and results of operations.
In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815): "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity." This ASU was issued to clarify and reinforce the practice of evaluating all relevant terms and features when reviewing the nature of a host contract. Our adoption of ASU No. 2014-16 effective January 1, 2016 did not have an impact on our consolidated financial condition and results of operations.
In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." In connection with the FASB's efforts to simplify accounting standards, the FASB released new guidance on simplifying Income Statement presentation by eliminating the concept of extraordinary items from accounting principles generally accepted in the U.S. (“U.S. GAAP”). Our adoption of ASU No. 2015-01 effective January 1, 2016 did not have an impact on our consolidated financial condition and results of operations.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the analysis process companies must perform in order to determine whether a legal entity should be consolidated. Our adoption of ASU No. 2015-02 effective January 1, 2016 did not have an impact on our consolidated financial condition and results of operations.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU was issued in connection with the FASB's efforts to simplify accounting standards for the presentation of debt issuance costs. The ASU requires companies to present debt issuance costs in the same manner that debt discounts are currently reported, as a direct deduction from the carrying value of that debt liability. The applicability of this requirement does not impact the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)." In this ASU the SEC staff announced that it would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." We adopted the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. Prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $10.3 million of debt issuance costs were reclassified in our consolidated balance sheet from other assets, net to long-term debt. Our adoption of ASU No. 2015-03 did not impact on our consolidated results of operations.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force)." The ASU removes the requirement to categorize all investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. Our adoption of ASU No. 2015-07 effective January 1, 2016 did not have an impact on our consolidated financial condition and results of operations.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. We adopted ASU No. 2015-17 effective January 1, 2016 and as a result, prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $156.0 million of deferred tax assets and $11.4 million of deferred tax liabilities were reclassified from current to noncurrent on our balance sheet. Our adoption of ASU No. 2015-17 did not have an impact on our consolidated results of operations.
 Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations". This update is simply a clarification of the implementation guidance on principle versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing", which amends certain aspects of ASU No. 2014-09. We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of ASU No. 2016-01 on our consolidated financial condition and results of operations.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods ending after December 15, 2018, and interim periods thereafter, with early adoption permitted.  We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial condition and results of operations.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those periods with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-09 on our consolidated financial condition and results of operations.

2.	Acquisition
SIHI Group B.V.
Effective January 7, 2015, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of SIHI Group B.V. ("SIHI"), a global provider of engineered vacuum and fluid pumps and related services, primarily servicing the chemical market, as well as the pharmaceutical, food & beverage and other process industries, in a stock purchase for €286.7 million ($341.5 million based on exchange rates in effect at the time the acquisition closed and net of cash acquired) in cash. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in initial borrowings from our Revolving Credit Facility, which was subsequently paid down with a portion of the net proceeds from our 2022 EUR Senior Notes. SIHI, based in The Netherlands, has operations primarily in Europe and, to a lesser extent, the Americas and Asia.

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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 3,132,024 were available for issuance as of March 31, 2016. The long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $43.6 million and $30.2 million at March 31, 2016 and December 31, 2015, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2016 and 2015 was $36.4 million and $37.8 million, respectively.
We recorded stock-based compensation expense of $10.5 million ($16.0 million pre-tax) and $6.0 million ($9.1 million pre-tax) for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2016
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2016	1,540,843	$58.14
Granted	856,268	39.26
Vested	(664,739)	54.70
Canceled	(76,366)	55.74
Outstanding - March 31, 2016	1,656,006	$49.86

Unvested Restricted Shares outstanding as of March 31, 2016, includes approximately 878,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2014 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,680,000 shares based on performance targets. As of March 31, 2016, we estimate vesting of approximately 912,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2015 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All designated foreign exchange hedging instruments are highly effective as of March 31, 2016.
Foreign exchange contracts designated as hedging instruments had a notional value of $17.2 million and $21.0 million, at March 31, 2016 and December 31, 2015, respectively. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $394.9 million and $376.3 million, at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the length of foreign exchange contracts currently in place ranged from eight day to 22 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2016	2015
Current derivative assets	$3,972	$2,364
Noncurrent derivative assets	221	—
Current derivative liabilities	2,222	3,196
Noncurrent derivative liabilities	146	441

The fair value of foreign exchange contracts designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2016	2015
Current derivative assets	$—	$26
Current derivative liabilities	524	1,448

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Gain recognized in income	$2,061	$25,080
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 5 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three months ended March 31, 2016.

5.	Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2016	2015(1)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $7,085 and $7,034	$561,815	$535,966
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $3,249 and $3,339	296,751	296,661
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $4,298 and $4,445	495,702	495,555
Term Loan Facility, interest rate of 1.88% at March 31, 2016 and 1.86% at December 31, 2015, net of debt issuance costs of $1,063 and $1,181	268,937	283,819
Capital lease obligations and other borrowings	12,811	8,995
Debt and capital lease obligations	1,636,016	1,620,996
Less amounts due within one year	62,566	60,434
Total debt due after one year	$1,573,450	$1,560,562
_______________________________________
(1) Prior period information has been updated to conform to presentation requirements as prescribed by ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30).

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2015 Annual Report, our credit agreement provides for a $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of March 31, 2016 and December 31, 2015, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $110.5 million and $105.2 million at March 31, 2016 and December 31, 2015, respectively, which reduced our borrowing capacity to $889.5 million and $894.8 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of March 31, 2016.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.150% (per annum) during the period ended March 31, 2016. During the three months ended March 31, 2016, we made scheduled repayments of $15.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at March 31, 2016 was $1,337.1 million compared to the carrying value of $1,354.3 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2016 and December 31, 2015.

7.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2016	2015
Raw materials	$415,403	$390,998
Work in process	785,062	739,227
Finished goods	260,876	235,083
Less: Progress billings	(283,049)	(285,582)
Less: Excess and obsolete reserve	(90,137)	(84,161)
Inventories, net	$1,088,155	$995,565

8.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2016	2015
Net earnings of Flowserve Corporation	$37,859	$27,666
Dividends on restricted shares not expected to vest	2	3
Earnings attributable to common and participating shareholders	$37,861	$27,669
Weighted average shares:
Common stock	129,781	134,388
Participating securities	361	530
Denominator for basic earnings per common share	130,142	134,918
Effect of potentially dilutive securities	670	1,036
Denominator for diluted earnings per common share	130,812	135,954
Earnings per common share:
Basic	$0.29	$0.21
Diluted	0.29	0.20
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
As previously disclosed in our 2015 Annual Report, we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and continue to cooperate with the DOJ and SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and are in the process of responding.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2016 and 2015 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2016	2015	2016	2015	2016	2015
Service cost	$5.9	$6.2	$1.8	$2.2	$—	$—
Interest cost	4.8	4.3	2.9	3.3	0.3	0.3
Expected return on plan assets	(6.1)	(6.1)	(2.7)	(3.0)	—	—
Amortization of prior service cost	0.1	0.1	—	—	—	—
Amortization of unrecognized net loss (gain)	1.2	2.3	1.3	1.3	(0.1)	(0.1)
Net periodic cost recognized	$5.9	$6.8	$3.3	$3.8	$0.2	$0.2

11.	Shareholders’ Equity
Dividends – On February 15, 2016, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.18 per share to $0.19 per share payable beginning on April 8, 2016. On February 16, 2015, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.16 per share to $0.18 per share payable beginning on April 10, 2015. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
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
We had no repurchases of shares of our outstanding common stock during the three months ended March 31, 2016, compared to 1,382,025 shares repurchased for $79.9 million during the three months ended March 31, 2015. As of March 31, 2016 we had $160.7 million of remaining capacity under our current share repurchase program.

12.	Income Taxes
For the three months ended March 31, 2016, we earned $56.0 million before taxes and provided for income taxes of $17.7 million resulting in an effective tax rate of 31.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2016 primarily due to the net impact of foreign operations.
For the three months ended March 31, 2015, we earned $58.2 million before taxes and provided for income taxes of $28.5 million, resulting in an effective tax rate of 49.0%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2015 primarily due to tax impacts of our realignment programs and the Venezuelan exchange rate remeasurement loss in the first quarter of 2015.
As of March 31, 2016, the amount of unrecognized tax benefits increased by $1.1 million from December 31, 2015. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2013, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2008. We are currently under examination for various years in Austria, Germany, India, Italy, Singapore, Spain, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $12 million within the next 12 months.

13.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$464,226	$186,704	$296,318	$947,248	$—	$947,248
Intersegment sales	9,613	10,746	2,668	23,027	(23,027)	—
Segment operating income	58,382	3,998	38,850	101,230	(26,820)	74,410

Three Months Ended March 31, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$473,413	$214,711	$326,496	$1,014,620	$—	$1,014,620
Intersegment sales	10,747	8,655	667	20,069	(20,069)	—
Segment operating income	68,828	(13,338)	54,715	110,205	(16,829)	93,376
14. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2016 and 2015:

	2016				2015
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(413,422)	$(120,461)	$(3,458)	$(537,341)	$(238,533)	$(135,398)	$(5,210)	$(379,141)
Other comprehensive income (loss) before reclassifications	33,757	1,060	529	35,346	(106,434)	5,501	(8,353)	(109,286)
Amounts reclassified from AOCL	—	1,726	114	1,840	—	2,390	3,207	5,597
Net current-period other comprehensive income (loss)	33,757	2,786	643	37,186	(106,434)	7,891	(5,146)	(103,689)
Balance - March 31	$(379,665)	$(117,675)	$(2,815)	$(500,155)	$(344,967)	$(127,507)	$(10,356)	$(482,830)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $2.7 million and $1.3 million at January 1, 2016 and 2015, $3.5 million and $1.3 million at March 31, 2016 and 2015, respectively. Includes net investment hedge losses of $12.5 million and $2.1 million, net of deferred taxes, for the three months ended March 31, 2016 and 2015, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2016(1)	2015(1)
Cash flow hedging activity
Foreign exchange contracts	Other expenses, net	$—	$(3,327)
	Sales	(154)	(1,182)
	Tax benefit	40	1,302
	Net of tax	$(114)	$(3,207)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(2,313)	$(3,424)
Prior service costs(2)		(152)	(156)
	Tax benefit	739	1,190
	Net of tax	$(1,726)	$(2,390)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

At March 31, 2016, we expect to recognize a loss of $1.6 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at March 31, 2016.
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
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in cost of sales (" COS") or selling, general and administrative expense ("SG&A"), as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $400 million, including projects still under final evaluation. We anticipate that the majority of any remaining charges will be incurred throughout 2016 and 2017.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended March 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$1,520	$(184)	$108	$1,444	$—	$1,444
SG&A	2,407	1,712	159	4,278	—	4,278
Income tax expense	—	—	—	—	—	—
	$3,927	$1,528	$267	$5,722	$—	$5,722
Non-Restructuring Charges
COS	$99	$1,793	$3,860	$5,752	$15	$5,767
SG&A	(221)	608	1,464	1,851	131	1,982
	$(122)	$2,401	$5,324	$7,603	$146	$7,749
Total Realignment Charges
COS	$1,619	$1,609	$3,968	$7,196	$15	$7,211
SG&A	2,186	2,320	1,623	6,129	131	6,260
Income tax expense	—	—	—	—	—	—
	$3,805	$3,929	$5,591	$13,325	$146	$13,471

	Three Months Ended March 31, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$9	$13,159	$—	$13,168	$—	$13,168
SG&A	—	7,484	(26)	7,458	—	7,458
Income tax expense	—	5,000	—	5,000	—	5,000
	$9	$25,643	$(26)	$25,626	$—	$25,626
Non-Restructuring Charges
COS	$6	$—	$—	$6	$—	$6
SG&A	632	—	—	632	—	632
	$638	$—	$—	$638	$—	$638
Total Realignment Charges
COS	$15	$13,159	$—	$13,174	$—	$13,174
SG&A	632	7,484	(26)	8,090	—	8,090
Income tax expense	—	5,000	—	5,000	—	5,000
	$647	$25,643	$(26)	$26,264	$—	$26,264

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$11,483	$20,262	$9,409	$41,154	$—	$41,154
SG&A	9,882	10,971	7,770	28,623	—	28,623
Income tax expense	—	8,900	—	8,900	—	8,900
	$21,365	$40,133	$17,179	$78,677	$—	$78,677
Non-Restructuring Charges
COS	$10,365	$9,954	$12,443	$32,762	$15	$32,777
SG&A	6,310	6,756	4,877	17,943	131	18,074
	$16,675	$16,710	$17,320	$50,705	$146	$50,851
Total Realignment Charges
COS	$21,848	$30,216	$21,852	$73,916	$15	$73,931
SG&A	16,192	17,727	12,647	46,566	131	46,697
Income tax expense	—	8,900	—	8,900	—	8,900
	$38,040	$56,843	$34,499	$129,382	$146	$129,528
_______________________________
(1) Includes $36.7 million of restructuring charges, primarily COS, related to the R1 Realignment Program.

Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs. Other costs generally include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended March 31, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$63	$—	$918	$463	$1,444
SG&A	3,754	—	36	488	4,278
Income tax expense	—	—	—	—	—
Total	$3,817	$—	$954	$951	$5,722

	Three Months Ended March 31, 2015
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$13,168	$—	$—	$—	$13,168
SG&A	7,458	—	—	—	7,458
Income tax expense	—	—	—	5,000	5,000
Total	$20,626	$—	$—	$5,000	$25,626

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$37,402	$424	$2,682	$646	$41,154
SG&A	27,341	43	69	1,170	28,623
Income tax expense	—	—	—	8,900	8,900
Total	$64,743	$467	$2,751	$10,716	$78,677
_______________________________
(1) Includes $36.7 million of restructuring charges, primarily COS, related to the R1 Realignment Program.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs:

(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31, 2015	$25,156	$33,147	$58,303
Charges	976	3,792	4,768
Cash expenditures	(1,294)	(3,999)	(5,293)
Other non-cash adjustments, including currency	(877)	(1,162)	(2,039)
Balance at March 31, 2016	$23,961	$31,778	$55,739

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2015 Annual Report.
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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 189 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which include lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
During 2015 and thus far in 2016, we were challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. This was further compounded by economic and geo-political conditions in Latin America, the Middle East and China. In addition, we experienced lower than expected activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets. We expect that the current environment will persist throughout 2016.
To better align costs and improve long-term efficiency, we initiated Realignment Programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives and transfer of activities from high-cost regions to lower-cost facilities. At the completion of the programs, we expect a 15% to 20% reduction in our global workforce, relative to early 2015 workforce levels. With an expected near-term investment of approximately $400 million, including projects still under final evaluation, we expect the results of our realignment programs will deliver annualized run-rate savings of approximately $230 million. In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.
RESULTS OF OPERATIONS — Three months ended March 31, 2016 and 2015
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the first quarter of 2015, we initiated a realignment program to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. In the second quarter of 2015, we initiated a realignment program to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce and the transfer of activities from high-cost regions to lower-cost facilities.

The total charges for Realignment Programs by segment are detailed below:

	Three Months Ended March 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$1,619	$1,609	$3,968	$7,196	$15	$7,211
SG&A	2,186	2,320	1,623	6,129	131	6,260
Income tax expense	—	—	—	—	—	—
	$3,805	$3,929	$5,591	$13,325	$146	$13,471

	Three Months Ended March 31, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$15	$13,159	$—	$13,174	$—	$13,174
SG&A	632	7,484	(26)	8,090	—	8,090
Income tax expense	—	5,000	—	5,000	—	5,000
	$647	$25,643	$(26)	$26,264	$—	$26,264

We anticipate a total investment in these Realignment Programs of approximately $400 million, including projects still under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $129.5 million and we expect to incur the majority of the remaining charges throughout 2016 and 2017.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $16 million for the three months ended March 31, 2016 of which approximately half was in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect annual run-rate cost savings of approximately $230 million, with a portion achieved in 2016 and a larger portion achieved in 2017. Actual savings could vary from expected savings, which represent management’s best estimate to date.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Bookings	$921.8	$1,042.6
Sales	947.2	1,014.6

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2016 decreased by $120.8 million, or 11.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $40 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the general and chemical industries, partially offset by an increase in the power generation industry. The decrease was more heavily weighted toward customer original equipment bookings.

Sales for the three months ended March 31, 2016 decreased by $67.4 million, or 6.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $47 million. The decrease was more heavily weighted towards original equipment sales with decreased sales into every region except the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 62% and 64% of total sales for the three months ended March 31, 2016 and 2015, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,190.9 million at March 31, 2016 increased by $17.7 million, or 0.8%, as compared with December 31, 2015. Currency effects provided an increase of approximately $54 million. Approximately 27% of the backlog at March 31, 2016 was related to aftermarket orders.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015
Gross profit	$308.0	$331.7
Gross profit margin	32.5%	32.7%

Gross profit for the three months ended March 31, 2016 decreased by $23.7 million, or 7.1%, as compared with the same period in 2015. Gross profit margin for the three months ended March 31, 2016 of 32.5% decreased from 32.7% for the same period in 2015. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and a decrease in charges related to our Realignment Programs and the negative impact of margins on acquired SIHI backlog and inventory ("Purchase Price Adjustments") in 2015 that did not recur.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015
SG&A	$236.9	$239.9
SG&A as a percentage of sales	25.0%	23.6%

SG&A for the three months ended March 31, 2016 decreased by $3.0 million, or 1.3%, as compared with the same period in 2015. Currency effects yielded a decrease of approximately $8 million. SG&A as a percentage of sales for the three months ended March 31, 2016 increased 140 basis points as compared with the same period in 2015 due primarily to lower sales leverage and increased broad-based annual and long-term incentive program compensation, partially offset by savings achieved and a decrease in charges related to our Realignment Programs and lower SIHI acquisition costs.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Net earnings from affiliates	$3.3	$1.6

Net earnings from affiliates for the three months ended March 31, 2016 increased $1.7 million, or 106.3%, as compared with the same period in 2015. The increase was primarily a result of increased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015
Operating income	$74.4	$93.4
Operating income as a percentage of sales	7.9%	9.2%

Operating income for the three months ended March 31, 2016 decreased by $19.0 million, or 20.3%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $5 million. The decrease was primarily a result of the $23.7 million decrease in gross profit, partially offset by a $3.0 million decrease in SG&A.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Interest expense	$(14.6)	$(16.0)
Interest income	0.7	0.8

Interest expense for the three months ended March 31, 2016 decreased $1.4 million, as compared with the same period in 2015. The $1.4 million decrease was primarily attributable to lower interest expense associated with decreased borrowings under our Revolving Credit Facility in the first quarter of 2016, as compared to the same period in 2015.

Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Other expense, net	$(4.5)	$(19.9)

Other expense, net for the three months ended March 31, 2016 decreased $15.4 million as compared with the same period in 2015, due primarily to a $38.6 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $23.1 million decrease in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real, Euro and Canadian dollar in relation to the U.S. dollar during the three months ended March 31, 2016, as compared with the same period in 2015, and the $18.5 million loss as a result of the remeasurement of our Venezuelan bolivar-denominated net monetary assets in the first quarter of 2015 that did not recur.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015
Provision for income taxes	$17.7	$28.5
Effective tax rate	31.6%	49.0%

Our effective tax rate of 31.6% for the three months ended March 31, 2016 decreased from 49.0% for the same period in 2015. The decrease was primarily due to tax impacts of our Realignment Programs and the Venezuelan exchange rate remeasurement loss in the first quarter of 2015 that did not recur. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2016 primarily due to the net impact of foreign operations.

Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Other comprehensive income (loss)	$37.2	$(103.7)

Other comprehensive income for the three months ended March 31, 2016 increased $140.9 million to income of $37.2 million as compared to a loss of $103.7 million in 2015. The increase was primarily due to the foreign currency exchange rate movements of the Euro and Brazilian real versus the U.S. dollar during the three months ended March 31, 2016, as compared with the same period in 2015.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results

Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 47 countries with 33 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, seven in Asia and five in Latin America, and it has 128 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015
Bookings	$424.5	$495.4
Sales	473.8	484.2
Gross profit	158.0	165.6
Gross profit margin	33.3%	34.2%
Segment operating income	58.4	68.8
Segment operating income as a percentage of sales	12.3%	14.2%
Bookings for the three months ended March 31, 2016 decreased by $70.9 million, or 14.3%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $23 million. The decrease in customer bookings was primarily driven by the oil and gas, chemical and general industries. Bookings decreased $31.0 million into Europe, $20.6 million into Latin America, $9.8 million into the Middle East, $9.5 million into North America and $6.3 million into Africa, partially offset by an increase of $10.9 million into Asia Pacific. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.0 million.
Sales for the three months ended March 31, 2016 decreased $10.4 million, or 2.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $33 million. The decrease was driven by aftermarket sales, resulting from decreased sales of $21.4 million into Latin America and $9.0 million into Europe, partially offset by increased sales of $14.5 million into the Middle East and $5.4 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.1 million.
Gross profit for the three months ended March 31, 2016 decreased by $7.6 million, or 4.6%, as compared with the same period in 2015. Gross profit margin for the three months ended March 31, 2016 of 33.3% decreased from 34.2% for the same period in 2015. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs, the negative impact of a mix shift to original equipment sales compared to the same period in 2015 and the negative impact of decreased sales on our absorption of fixed manufacturing costs.
Operating income for the three months ended March 31, 2016 decreased by $10.4 million, or 15.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $5 million. The decrease was due to a $7.6 million decrease in gross profit and a $4.4 million increase in SG&A (including a decrease due to currency effects of approximately $5 million). The increase in SG&A is primarily due to increased charges related to our Realignment Programs.
Backlog of $1,132.6 million at March 31, 2016 decreased by $24.7 million, or 2.1%, as compared with December 31, 2015. Currency effects provided an increase of approximately $29 million. Backlog at March 31, 2016 and December 31, 2015 included $9.3 million and $10.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results

Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 21 manufacturing facilities, five of which are located in the U.S, 11 in Europe, four in Asia, one in Latin America and it operates 33 QRCs worldwide, including 20 sites in Europe, six in the U.S., three in Latin America and four in Asia, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015
Bookings	$207.7	$247.7
Sales	197.5	223.4
Gross profit	50.2	42.9
Gross profit margin	25.4%	19.2%
Segment operating income (loss)	4.0	(13.3)
Segment operating income as a percentage of sales	2.0%	(6.0)%
Bookings for the three months ended March 31, 2016 decreased by $40.0 million, or 16.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $6 million. The decrease in customer bookings was primarily driven by the oil and gas and chemical industries. Bookings decreased $16.4 million into the Middle East, $9.7 million into North America and $8.5 million into Europe. The decrease was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) were consistent with the same period in 2015.
Sales for the three months ended March 31, 2016 decreased $25.9 million, or 11.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $6 million and was primarily driven by customer original equipment sales. Customer sales decreased $15.4 million into Europe and $14.4 million into Asia Pacific, partially offset by increased sales of $4.7 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $2.1 million when compared to the same period in 2015.
Gross profit for the three months ended March 31, 2016 increased by $7.3 million, or 17.0%, as compared with the same period in 2015. Gross profit margin for the three months ended March 31, 2016 of 25.4% increased from 19.2% for the same period in 2015. The increase was primarily attributable to a decrease in charges related to our Realignment Programs compared to 2015 and the negative impact of Purchase Price Adjustments in 2015 that did not recur, partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs.
Operating income for the three months ended March 31, 2016 increased by $17.3 million, as compared with the same period in 2015. The increase included currency benefits of less than one million. The increase was primarily due to the $7.3 million increase in gross profit and a $9.7 million decrease in SG&A related primarily to decreased charges associated with our Realignment Programs and lower SIHI acquisition costs.
Backlog of $441.6 million at March 31, 2016 increased by $17.0 million, or 4.0%, as compared with December 31, 2015. Currency effects provided an increase of approximately $12 million. Backlog at March 31, 2016 and December 31, 2015 included $13.0 million and $15.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015
Bookings	$310.1	$323.0
Sales	299.0	327.2
Gross profit	99.0	118.9
Gross profit margin	33.1%	36.3%
Segment operating income	38.9	54.7
Segment operating income as a percentage of sales	13.0%	16.7%
Bookings for the three months ended March 31, 2016 decreased $12.9 million, or 4.0%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $11 million. The decrease in customer bookings was primarily driven by the chemical and oil and gas industries, partially offset by an increase in general industries. Customer bookings decreased $13.0 million into North America, $4.3 million into Europe and $1.3 million into the Middle East, partially offset by an increase of $6.2 million into Latin America. The decrease was more heavily weighted towards original equipment bookings.
Sales for the three months ended March 31, 2016 decreased $28.2 million, or 8.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $8 million and was primarily driven by decreased customer original equipment sales. Sales decreased $19.7 million into Asia Pacific, $19.0 million into North America, $5.6 million into Latin America and $5.4 million into Europe, partially offset by increased sales of $17.3 million into the Middle East.
Gross profit for the three months ended March 31, 2016 decreased by $19.9 million, or 16.7%, as compared with the same period in 2015. Gross profit margin for the three months ended March 31, 2016 of 33.1% decreased from 36.3% for the same period in 2015. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs as well as lower margin projects that shipped from backlog.
Operating income for the three months ended March 31, 2016 decreased by $15.8 million, or 28.9%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $1 million. The decrease was primarily attributable to the $19.9 million decrease in gross profit, partially offset by decreased SG&A of $4.1 million due to lower selling-related expenses as compared to the same period in 2015.
Backlog of $641.5 million at March 31, 2016 increased by $19.5 million, or 3.1%, as compared with December 31, 2015. Currency effects provided an increase of approximately $12 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Net cash flows used by operating activities	$(8.0)	$(93.2)
Net cash flows used by investing activities	(20.1)	(423.9)
Net cash flows (used) provided by financing activities	(35.6)	418.9

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2016 was $310.3 million, as compared with $366.4 million at December 31, 2015.
Our cash balance decreased by $56.1 million to $310.3 million at March 31, 2016 as compared with December 31, 2015. The cash used during the first three months of 2016 included $23.4 million in dividend payments, $20.2 million in capital expenditures and $15.0 million of payments on long-term debt.
For the three months ended March 31, 2016, our cash used by operating activities was $8.0 million, as compared with $93.2 million for the same period in 2015. Cash flow used by working capital decreased for the three months ended March 31, 2016, due primarily to decreased uses of cash related to inventory and accounts payable and increased sources of cash related to accounts receivable, partially offset by increased uses of cash related to accrued liabilities as compared to the same period in 2015.
Decreases in accounts receivable provided $89.6 million of cash flow for the three months ended March 31, 2016 as compared with $59.4 million for the same period in 2015. The decrease in accounts receivable was partially attributable to lower sales during the period as compared to the same period in 2015. As of March 31, 2016, our days’ sales outstanding ("DSO") was 91 days as compared with 94 days as of March 31, 2015. We have experienced delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed, and we have not historically had write-offs relating to this customer. Our total outstanding accounts receivable with this customer was approximately 7% of our gross accounts receivable at both March 31, 2016 and December 31, 2015. Given the experienced delays in collecting payments we estimate that approximately 70% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our March 31, 2016 condensed consolidated balance sheet as compared to 64% at December 31, 2015.
Increases in inventory used $69.9 million and $117.8 million of cash flow for the three months ended March 31, 2016 and March 31, 2015, respectively. Inventory turns were 2.3 times at March 31, 2016, compared with 2.4 times for the same period in 2015. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $89.5 million of cash flow for the three months ended March 31, 2016 as compared with $131.2 million for the same period in 2015.
Cash flows used by investing activities during the three months ended March 31, 2016 were $20.1 million as compared with $423.9 million for the same period in 2015. Cash outflows for the same period in 2015 resulted primarily from payments for acquisitions of $341.5 million. Capital expenditures during the three months ended March 31, 2016 were $20.2 million, an decrease of $63.8 million as compared with the same period in 2015. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2016, total capital expenditures are expected to be between $105 million and $115 million.
Cash flows used by financing activities during the three months ended March 31, 2016 were $35.6 million as compared with a source of cash of $418.9 million for the same period in 2015. Cash outflows during the three months ended March 31, 2016 resulted primarily from $23.4 million of dividend payments and $15.0 million of payments on long-term debt. Cash inflows for the same period in 2015 resulted primarily from the $523.4 million net proceeds from the issuance of the 2022 Euro Senior Notes, partially offset by the repurchase of $79.9 million of common shares and $21.7 million in dividend payments.
Our Senior Credit Facility matures in October 2020. Approximately 17% of our outstanding Term Loan Facility is due to mature in the remainder of 2016 and approximately 22% in 2017. As of March 31, 2016, we had available capacity of $889.5 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During the three months ended March 31, 2016 and 2015, we made no contributions to our U.S. pension plan. At December 31, 2015 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2016, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At March 31, 2016, $274.4 million of our total cash balance of $310.3 million was held by foreign subsidiaries, $195.4 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $195.4 million could be repatriated resulting in a U.S. cash tax liability between $5.0 million and $15.0 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of March 31, 2016, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.

Acquisition
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our condensed consolidated financial statements included in this Quarterly Report contains a discussion of our acquisition.
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2015 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through March 31, 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2016, include:

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
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2015 Annual Report and Part II of this 10-Q, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission ("SEC") and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements in foreign exchange contracts. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but we currently expect our counterparties will continue to meet their obligations given their current creditworthiness.
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2016, we had $270.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.88%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.7 million for the three months ended March 31, 2016.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $33.8 million and $(106.4) million for the three months ended March 31, 2016 and 2015, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of March 31, 2016, we had a U.S. dollar equivalent of $412.1 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $397.3 million at December 31, 2015. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $3.6 million and $19.1 million for the three months ended March 31, 2016 and 2015, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2016, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2016 would have impacted our net earnings by approximately $1 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2015 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in risk factors discussed in our 2015 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2015 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 11 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2016 we had no shares repurchased of our common stock. As of March 31, 2016, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	308	(1)	$37.98	—	$160.7
February 1 - 29	60,138	(2)	40.71	—	160.7
March 1 - 31	129,829	(3)	47.21	—	160.7
Total	190,275		$45.14	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 56,875 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $40.62, and 3,263 shares purchased at a price of $42.28 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

Item 6.	Exhibits.
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

FLOWSERVE CORPORATION

Date:	April 28, 2016	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2016	/s/ Karyn F. Ovelmen
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective December 14, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2015).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.