Form 10-Q
period 2016-06-30
FLOWSERVE CORP
filed 2016-07-28
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 20, 2016, there were 130,379,968 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2016 and 2015 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2016 and 2015 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2016 and 2015 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4. Controls and Procedures.	35

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	36
Item 1A. Risk Factors.	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 6. Exhibits.	37
SIGNATURES	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2016	2015
Sales	$1,026,232	$1,162,247
Cost of sales	(701,508)	(793,155)
Gross profit	324,724	369,092
Selling, general and administrative expense	(228,529)	(243,594)
Net earnings from affiliates	1,809	2,079
Operating income	98,004	127,577
Interest expense	(15,274)	(15,392)
Interest income	645	249
Other income (expense), net	4,735	(4,882)
Earnings before income taxes	88,110	107,552
Provision for income taxes	(25,122)	(30,920)
Net earnings, including noncontrolling interests	62,988	76,632
Less: Net loss (earnings) attributable to noncontrolling interests	9	(1,624)
Net earnings attributable to Flowserve Corporation	$62,997	$75,008
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.48	$0.56
Diluted	0.48	0.56
Cash dividends declared per share	$0.19	$0.18

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2016	2015
Net earnings, including noncontrolling interests	$62,988	$76,632
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $17,049 and $(8,161) respectively	(28,622)	13,666
Pension and other postretirement effects, net of taxes of $(1,877) and $(134), respectively	3,150	1,780
Cash flow hedging activity, net of taxes of $(155) and $(1,582), respectively	560	3,427
Other comprehensive (loss) income	(24,912)	18,873
Comprehensive income, including noncontrolling interests	38,076	95,505
Comprehensive loss (income) attributable to noncontrolling interests	9	(3,059)
Comprehensive income attributable to Flowserve Corporation	$38,085	$92,446

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2016	2015
Sales	$1,973,480	$2,176,867
Cost of sales	(1,340,755)	(1,476,045)
Gross profit	632,725	700,822
Selling, general and administrative expense	(465,439)	(483,521)
Net earnings from affiliates	5,128	3,652
Operating income	172,414	220,953
Interest expense	(29,842)	(31,429)
Interest income	1,318	1,006
Other income (expense), net	193	(24,828)
Earnings before income taxes	144,083	165,702
Provision for income taxes	(42,812)	(59,426)
Net earnings, including noncontrolling interests	101,271	106,276
Less: Net earnings attributable to noncontrolling interests	(415)	(3,602)
Net earnings attributable to Flowserve Corporation	$100,856	$102,674
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.77	$0.76
Diluted	0.77	0.76
Cash dividends declared per share	$0.38	$0.36

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2016	2015
Net earnings, including noncontrolling interests	$101,271	$106,276
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(3,058) and $55,400, respectively	5,135	(92,768)
Pension and other postretirement effects, net of taxes of $(2,619) and $(3,525), respectively	5,936	9,671
Cash flow hedging activity, net of taxes of $(420) and $445, respectively	1,203	(1,719)
Other comprehensive income (loss)	12,274	(84,816)
Comprehensive income, including noncontrolling interests	113,545	21,460
Comprehensive income attributable to noncontrolling interests	(1,197)	(5,056)
Comprehensive income attributable to Flowserve Corporation	$112,348	$16,404

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$266,013	$366,444
Accounts receivable, net of allowance for doubtful accounts of $46,768 and $43,936, respectively	945,966	988,391
Inventories, net	1,057,967	995,565
Prepaid expenses and other	153,416	125,410
Total current assets	2,423,362	2,475,810
Property, plant and equipment, net of accumulated depreciation of $881,655 and $855,214, respectively	755,105	758,427
Goodwill	1,227,218	1,223,986
Deferred taxes	71,439	69,327
Other intangible assets, net	222,412	228,777
Other assets, net	232,136	224,330
Total assets	$4,931,672	$4,980,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$417,218	$491,378
Accrued liabilities	750,728	796,764
Debt due within one year	70,656	60,434
Total current liabilities	1,238,602	1,348,576
Long-term debt due after one year	1,543,557	1,560,562
Retirement obligations and other liabilities	387,226	387,786
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	487,775	494,961
Retained earnings	3,637,837	3,587,120
Treasury shares, at cost – 47,065 and 47,703 shares, respectively	(2,082,308)	(2,106,785)
Deferred compensation obligation	8,231	10,233
Accumulated other comprehensive loss	(528,550)	(540,043)
Total Flowserve Corporation shareholders’ equity	1,743,976	1,666,477
Noncontrolling interests	18,311	17,256
Total equity	1,762,287	1,683,733
Total liabilities and equity	$4,931,672	$4,980,657

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2016	2015
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$101,271	$106,276
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	50,071	49,270
Amortization of intangible and other assets	8,341	17,833
Loss on divestiture of business	7,664	—
Excess tax benefits from stock-based payment arrangements	(1,843)	(5,858)
Stock-based compensation	23,965	17,396
Foreign currency and other non-cash adjustments	5,622	49,794
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	41,348	45,376
Inventories, net	(51,864)	(113,005)
Prepaid expenses and other	(27,057)	(21,015)
Other assets, net	(7,308)	(22,435)
Accounts payable	(76,421)	(124,001)
Accrued liabilities and income taxes payable	(77,210)	(5,473)
Retirement obligations and other	3,324	7,003
Net deferred taxes	3,377	16,903
Net cash flows provided by operating activities	3,280	18,064
Cash flows – Investing activities:
Capital expenditures	(36,912)	(113,794)
Payments for acquisition, net of cash acquired	—	(341,545)
Proceeds from disposal of assets	1,427	1,872
Payment for divestiture of business	(5,064)	—
Net cash flows used by investing activities	(40,549)	(453,467)
Cash flows – Financing activities:
Excess tax benefits from stock-based payment arrangements	1,843	5,858
Payments on long-term debt	(30,000)	(20,000)
Proceeds from issuance of senior notes	—	526,332
Payments of deferred loan cost	—	(5,108)
Proceeds under other financing arrangements	19,494	2,902
Payments under other financing arrangements	(11,441)	(7,631)
Repurchases of common shares	—	(139,644)
Payments of dividends	(48,181)	(45,928)
Other	(142)	160
Net cash flows (used) provided by financing activities	(68,427)	316,941
Effect of exchange rate changes on cash	5,265	(16,584)
Net change in cash and cash equivalents	(100,431)	(135,046)
Cash and cash equivalents at beginning of period	366,444	450,350
Cash and cash equivalents at end of period	$266,013	$315,304

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2016, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report").
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three and six months ended June 30, 2016 represented less than 0.5% of consolidated sales and its assets at June 30, 2016 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at June 30, 2016. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We continue to experience delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed. However, while we have not historically had write-offs relating to this customer, the accounts receivable continue to be significantly in arrears. The increased deterioration of the social, political, economic and legal climate in 2016 has given rise to significant uncertainties about Venezuela's economic and political stability, and while we continue to conduct business with our Venezuelan customer, the volume of activity has diminished significantly in 2016 from prior year levels. Accordingly, our ability to fully collect the accounts receivable from our primary Venezuelan customer could be materially adversely impacted. We continue to discuss payments with our Venezuelan customer and currently believe the accounts receivable will be collected; however, we will continue to evaluate collectability. Our total outstanding accounts receivable with this customer was approximately 7% of our gross accounts receivable at both June 30, 2016 and December 31, 2015. Given the experienced delays in collecting payments we estimate that approximately 69% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our June 30, 2016 condensed consolidated balance sheet as compared to 64% at December 31, 2015.
At June 30, 2016 the DICOM exchange rate (formerly SIMADI) was 628.3 bolivars to the U.S. dollar, compared with the official exchange rate of 10.0 bolivars to the U.S. dollar. As of March 31, 2015, we determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement, in the first quarter of 2015 we recognized a loss of $20.6 million of which $18.5 million was reported in other income (expense), net and $2.1 million in cost of goods sold in our condensed consolidated statement of income and resulted in no tax benefit. As of June 30, 2016, we believe the DICOM exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary.
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
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2016, are detailed in Note 1 to our consolidated financial statements included in our 2015 Annual Report.

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
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU was issued in connection with the FASB's efforts to simplify accounting standards for the presentation of debt issuance costs. The ASU requires companies to present debt issuance costs in the same manner that debt discounts are currently reported, as a direct deduction from the carrying value of that debt liability. The applicability of this requirement does not impact the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)." In this ASU the SEC staff announced that it would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." We adopted the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. Prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $10.3 million of debt issuance costs were reclassified in our consolidated balance sheet from other assets, net to long-term debt. Our adoption of ASU No. 2015-03 and ASU No. 2015-15 did not have an impact on our consolidated results of operations.
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
Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In

August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations". This update is simply a clarification of the implementation guidance on principle versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing", which amends certain aspects of ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-11, "Rescission of SEC Guidance Because of ASU No. 2014-09 and ASU No. 2014-16; this ASU rescinds specific SEC guidance on accounting for shipping and handling fees and costs and consideration given by a vendor to a customer. Additionally, in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients." This ASU amends and clarifies the ASU No. 2016-09 guidance on assessing collectibility, presenting sales taxes, measuring non-cash consideration, and certain transition matters. We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations. Although we are continuing to evaluate, upon initial qualitative evaluation, we believe some anticipated key changes upon adoption will be potentially increased “over-time” revenue recognition and potential changes to the balance sheet related to accounts receivable, contract assets and contract liabilities.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods ending after December 15, 2018, and interim periods thereafter, with early adoption permitted.  We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial condition and results of operations.  Although we are continuing to evaluate, upon initial qualitative evaluation, we believe a key change upon adoption will be the balance sheet recognition of leased assets and liabilities. Based on our qualitative evaluation to date, we believe that any changes in income statement recognition will not be material.
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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of ASU No. 2016-13 on our consolidated financial condition and results of operations.

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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 3,152,773 were available for issuance as of June 30, 2016. The long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $36.2 million and $30.2 million at June 30, 2016 and December 31, 2015, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2016 and 2015 was $1.8 million and $1.6 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2016 and 2015 was $38.1 million and $39.3 million, respectively.
We recorded stock-based compensation expense of $5.2 million ($8.0 million pre-tax) and $5.5 million ($8.3 million pre-tax) for the three months ended June 30, 2016 and 2015, respectively. We recorded stock-based compensation expense of $15.7 million ($24.0 million pre-tax) and $11.5 million ($17.4 million pre-tax) for the six months ended June 30, 2016 and 2015, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2016
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2016	1,540,843	$58.14
Granted	885,165	39.44
Vested	(695,843)	54.81
Canceled	(114,502)	52.55
Outstanding - June 30, 2016	1,615,663	$49.72

Unvested Restricted Shares outstanding as of June 30, 2016, includes approximately 873,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2014 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,671,000 shares based on performance targets. As of June 30, 2016, we estimate vesting of approximately 908,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2015 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All designated foreign exchange hedging instruments are highly effective as of June 30, 2016.
Foreign exchange contracts designated as hedging instruments had a notional value of $10.2 million and $21.0 million, at June 30, 2016 and December 31, 2015, respectively. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $404.4 million and $376.3 million, at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the length of foreign exchange contracts currently in place ranged from one day to 19 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2016	2015
Current derivative assets	$6,726	$2,364
Noncurrent derivative assets	23	—
Current derivative liabilities	1,242	3,196
Noncurrent derivative liabilities	221	441

The fair value of foreign exchange contracts designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2016	2015
Current derivative assets	$—	$26
Current derivative liabilities	71	1,448
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Gain recognized in income	$4,300	$1,901	$6,361	$26,981
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 5 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the six months ended June 30, 2016.

5.	Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2016	2015(1)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $6,636 and $7,034	$548,564	$535,966
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $3,158 and $3,339	296,842	296,661
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $4,149 and $4,445	495,851	495,555
Term Loan Facility, interest rate of 1.88% at June 30, 2016 and 1.86% at December 31, 2015, net of debt issuance costs of $952 and $1,181	254,048	283,819
Capital lease obligations and other borrowings	18,908	8,995
Debt and capital lease obligations	1,614,213	1,620,996
Less amounts due within one year	70,656	60,434
Total debt due after one year	$1,543,557	$1,560,562
_______________________________________
(1) Prior period information has been updated to conform to presentation requirements as prescribed by ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30).

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2015 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of June 30, 2016 and December 31, 2015, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $103.4 million and $105.2 million at June 30, 2016 and December 31, 2015, respectively, which contributed to the reduction of our borrowing capacity to $877.3 million and $894.8 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of June 30, 2016.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.150% (per annum) during the period ended June 30, 2016. During the six months ended June 30, 2016, we made scheduled repayments of $30.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.
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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at June 30, 2016 was $1,372.1 million compared to the carrying value of $1,341.3 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2016 and December 31, 2015.

7.	Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2016	2015
Raw materials	$390,533	$390,998
Work in process	769,040	739,227
Finished goods	256,897	235,083
Less: Progress billings	(273,501)	(285,582)
Less: Excess and obsolete reserve	(85,002)	(84,161)
Inventories, net	$1,057,967	$995,565

8.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2016	2015
Net earnings of Flowserve Corporation	$62,997	$75,008
Dividends on restricted shares not expected to vest	2	3
Earnings attributable to common and participating shareholders	$62,999	$75,011
Weighted average shares:
Common stock	130,180	133,742
Participating securities	274	495
Denominator for basic earnings per common share	130,454	134,237
Effect of potentially dilutive securities	456	594
Denominator for diluted earnings per common share	130,910	134,831
Earnings per common share:
Basic	$0.48	$0.56
Diluted	0.48	0.56

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2016	2015
Net earnings of Flowserve Corporation	$100,856	$102,674
Dividends on restricted shares not expected to vest	3	6
Earnings attributable to common and participating shareholders	$100,859	$102,680
Weighted average shares:
Common stock	129,981	134,065
Participating securities	318	513
Denominator for basic earnings per common share	130,299	134,578
Effect of potentially dilutive securities	563	815
Denominator for diluted earnings per common share	130,862	135,393
Earnings per common share:
Basic	$0.77	$0.76
Diluted	0.77	0.76
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2016 and 2015 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2016	2015	2016	2015	2016	2015
Service cost	$5.4	$5.9	$1.7	$2.0	$—	$—
Interest cost	4.7	4.2	3.0	2.9	0.3	0.3
Expected return on plan assets	(5.9)	(6.0)	(2.6)	(3.0)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	1.3	2.3	1.1	1.3	(0.1)	(0.2)
Net periodic cost recognized	$5.6	$6.5	$3.2	$3.2	$0.3	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the six months months ended June 30, 2016 and 2015 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2016	2015	2016	2015	2016	2015
Service cost	$11.3	$12.1	$3.5	$4.2	$—	$—
Interest cost	9.5	8.5	5.9	6.2	0.6	0.6
Expected return on plan assets	(12.0)	(12.1)	(5.3)	(6.0)	—	—
Amortization of prior service cost	0.2	0.2	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	2.5	4.6	2.4	2.6	(0.2)	(0.3)
Net periodic cost recognized	$11.5	$13.3	$6.5	$7.0	$0.5	$0.4

11.	Shareholders’ Equity
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
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice.
We had no repurchases of shares of our outstanding common stock for the three months ended June 30, 2016 compared to 1,072,421 shares repurchased for $59.7 million, during the three months ended June 30, 2015. We had no repurchases of shares of our outstanding common stock for the six months ended June 30, 2016 compared to 2,454,446 shares repurchased for $139.6 million, during the six months ended June 30, 2015. As of June 30, 2016 we had $160.7 million of remaining capacity under our current share repurchase program.

12.	Income Taxes
For the three months ended June 30, 2016, we earned $88.1 million before taxes and provided for income taxes of $25.1 million resulting in an effective tax rate of 28.5%. For the six months ended June 30, 2016, we earned $144.1 million before taxes and provided for income taxes of $42.8 million, resulting in an effective tax rate of 29.7%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2016 primarily due to the net impact of foreign operations.

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
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $11 million within the next 12 months.

13.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$502,720	$208,132	$315,380	$1,026,232	$—	$1,026,232
Intersegment sales	9,052	6,899	1,805	17,756	(17,756)	—
Segment operating income	65,257	5,485	48,450	119,192	(21,188)	98,004

Three Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$558,334	$248,659	$355,254	$1,162,247	$—	$1,162,247
Intersegment sales	12,431	12,156	1,111	25,698	(25,698)	—
Segment operating income	86,227	7,070	54,489	147,786	(20,209)	127,577

Six Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$966,946	$394,836	$611,698	$1,973,480	$—	$1,973,480
Intersegment sales	18,665	17,646	4,473	40,784	(40,784)	—
Segment operating income	123,638	9,483	87,300	220,421	(48,007)	172,414

Six Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,031,747	$463,371	$681,749	$2,176,867	$—	$2,176,867
Intersegment sales	23,177	20,812	1,778	45,767	(45,767)	—
Segment operating income (loss)	155,056	(6,269)	109,204	257,991	(37,038)	220,953

14. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2016 and 2015:

	2016				2015
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - April 1	$(379,665)	$(117,675)	$(2,815)	$(500,155)	$(344,967)	$(127,507)	$(10,356)	$(482,830)
Other comprehensive (loss) income before reclassifications	(28,622)	1,317	65	(27,240)	13,666	(675)	1,648	14,639
Amounts reclassified from AOCL	—	1,833	495	2,328	—	2,455	1,779	4,234
Net current-period other comprehensive (loss) income	(28,622)	3,150	560	(24,912)	13,666	1,780	3,427	18,873
Balance - June 30	$(408,287)	$(114,525)	$(2,255)	$(525,067)	$(331,301)	$(125,727)	$(6,929)	$(463,957)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.5 million and $1.3 million at April 1, 2016 and 2015 and $3.5 million and $2.7 million at June 30, 2016 and 2015, respectively. Includes net investment hedge gain of $4.4 million and loss of $6.5 million, net of deferred taxes, for the three months ended June 30, 2016 and 2015, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2016(1)	2015(1)
Cash flow hedging activity
Foreign exchange contracts
	Sales	$(660)	$(2,522)
	Tax benefit	165	743
	Net of tax	$(495)	$(1,779)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(2,476)	$(3,507)
Prior service costs(2)		(154)	(156)
	Tax benefit	797	1,208
	Net of tax	$(1,833)	$(2,455)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2016 and 2015:

	2016				2015
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(413,422)	$(120,461)	$(3,458)	$(537,341)	$(238,533)	$(135,398)	$(5,210)	$(379,141)
Other comprehensive income (loss) before reclassifications	5,135	2,378	594	8,107	(92,768)	4,785	(6,705)	(94,688)
Amounts reclassified from AOCL	—	3,558	609	4,167	—	4,886	4,986	9,872
Net current-period other comprehensive income (loss)	5,135	5,936	1,203	12,274	(92,768)	9,671	(1,719)	(84,816)
Balance - June 30	$(408,287)	$(114,525)	$(2,255)	$(525,067)	$(331,301)	$(125,727)	$(6,929)	$(463,957)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $2.7 million and $1.3 million at January 1, 2016 and 2015 and $3.5 million and $2.7 million at June 30, 2016 and 2015, respectively. Includes net investment hedge losses of $3.9 million and $8.6 million, net of deferred taxes, for the six months ended June 30, 2016 and 2015, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2016(1)	2015(1)
Foreign currency translation items
Cash flow hedging activity
Foreign exchange contracts	Other expense, net	$—	$(3,327)
	Sales	(814)	(3,704)
	Tax benefit	205	2,045
	Net of tax	$(609)	$(4,986)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(4,789)	$(6,931)
Prior service costs(2)		(305)	(354)
	Tax benefit	1,536	2,399
	Net of tax	$(3,558)	$(4,886)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

At June 30, 2016, we expect to recognize a loss of $1.5 million, net of deferred taxes, into earnings in the next twelve months related to designated foreign exchange contracts based on their fair values at June 30, 2016.

15. Realignment Programs
In the first quarter of 2015, we initiated a realignment program ("R1 Realignment Program") to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. In the second quarter of 2015, we initiated a second realignment program ("R2 Realignment Program") to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce, the transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets.
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative expense ("SG&A"), as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $400 million, including projects still under final evaluation. We anticipate that the majority of any remaining charges will be incurred throughout 2016 and 2017.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$3,335	$2,294	$2,180	$7,809	$—	$7,809
SG&A	6,411	77	177	6,665	32	6,697
	$9,746	$2,371	$2,357	$14,474	$32	$14,506
Non-Restructuring Charges
COS	$1,038	$2,489	$(141)	$3,386	$—	$3,386
SG&A	1,199	(208)	126	1,117	1,129	2,246
	$2,237	$2,281	$(15)	$4,503	$1,129	$5,632
Total Realignment Charges
COS	$4,373	$4,783	$2,039	$11,195	$—	$11,195
SG&A	7,610	(131)	303	7,782	1,161	$8,943
	$11,983	$4,652	$2,342	$18,977	$1,161	$20,138

	Three Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$110	$5,311	$1,019	$6,440	$—	$6,440
SG&A	122	2,690	2,342	5,154	—	5,154
Income tax expense	—	500	—	500	—	500
	$232	$8,501	$3,361	$12,094	$—	$12,094
Non-Restructuring Charges
COS	$7,069	$927	$5,091	$13,087	$—	$13,087
SG&A	2,160	1,262	3,924	7,346	—	7,346
	$9,229	$2,189	$9,015	$20,433	$—	$20,433
Total Realignment Charges
COS	$7,179	$6,238	$6,110	$19,527	$—	$19,527
SG&A	2,282	3,952	6,266	12,500	—	$12,500
Income tax expense	—	500	—	500	—	$500
	$9,461	$10,690	$12,376	$32,527	$—	$32,527

	Six Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$4,855	$2,110	$2,287	$9,252	$—	$9,252
SG&A	8,818	1,789	336	10,943	32	10,975
	$13,673	$3,899	$2,623	$20,195	$32	$20,227
Non-Restructuring Charges
COS	$1,137	$4,283	$3,719	$9,139	$15	$9,154
SG&A	978	400	1,590	2,968	1,259	4,227
	$2,115	$4,683	$5,309	$12,107	$1,274	$13,381
Total Realignment Charges
COS	$5,992	$6,393	$6,006	$18,391	$15	$18,406
SG&A	9,796	2,189	1,926	13,911	1,291	15,202
	$15,788	$8,582	$7,932	$32,302	$1,306	$33,608

	Six Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$110	$18,639	$1,019	$19,768	$—	$19,768
SG&A	122	10,245	2,342	12,709	—	12,709
Income tax expense	—	5,500	—	5,500	—	5,500
	$232	$34,384	$3,361	$37,977	$—	$37,977
Non-Restructuring Charges
COS	$7,069	$927	$5,091	$13,087	$—	$13,087
SG&A	2,160	1,894	3,924	7,978	—	7,978
	$9,229	$2,821	$9,015	$21,065	$—	$21,065
Total Realignment Charges
COS	$7,179	$19,566	$6,110	$32,855	$—	$32,855
SG&A	2,282	12,139	6,266	20,687	—	20,687
Income tax expense	—	5,500	—	5,500	—	5,500
	$9,461	$37,205	$12,376	$59,042	$—	$59,042

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$14,818	$22,556	$11,588	$48,962	$—	$48,962
SG&A	16,293	11,048	7,947	35,288	32	35,320
Income tax expense	—	8,900	—	8,900	—	8,900
	$31,111	$42,504	$19,535	$93,150	$32	$93,182
Non-Restructuring Charges
COS	$11,403	$12,444	$12,302	$36,149	$15	$36,164
SG&A	7,509	6,548	5,003	19,060	1,259	20,319
	$18,912	$18,992	$17,305	$55,209	$1,274	$56,483
Total Realignment Charges
COS	$26,221	$35,000	$23,890	$85,111	$15	$85,126
SG&A	23,802	17,596	12,950	54,348	1,291	55,639
Income tax expense	—	8,900	—	8,900	—	8,900
	$50,023	$61,496	$36,840	$148,359	$1,306	$149,665
____________________________
(1) Includes $39.1 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets, divestiture of certain non-strategic assets and inventory write-downs. Other costs generally include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended June 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$3,311	$—	$1,615	$2,883	$7,809
SG&A	(1,897)	—	2,608	5,986	6,697
Total	$1,414	$—	$4,223	$8,869	$14,506

	Three Months Ended June 30, 2015
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$6,284	$—	$107	$49	$6,440
SG&A	4,444	—	634	76	5,154
Income tax expense	—	—	—	500	500
Total	$10,728	$—	$741	$625	$12,094

	Six Months Ended June 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$3,372	$—	$2,533	$3,347	$9,252
SG&A	1,856	—	2,644	6,475	10,975
Total	$5,228	$—	$5,177	$9,822	$20,227

	Six Months Ended June 30, 2015
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$19,612	$—	$107	$49	$19,768
SG&A	11,999	—	634	76	12,709
Income tax expense	—	—	—	5,500	5,500
Total	$31,611	$—	$741	$5,625	$37,977

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$37,344	$609	$6,021	$4,988	$48,962
SG&A	25,376	43	2,688	7,213	35,320
Income tax expense	—	—	—	8,900	8,900
Total	$62,720	$652	$8,709	$21,101	$93,182
_______________________________
(1) Includes $39.1 million of restructuring charges, primarily COS, related to the R1 Realignment Program.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs:

(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31, 2015	$25,156	$33,147	$58,303
Charges	976	3,792	4,768
Cash expenditures	(1,294)	(3,999)	(5,293)
Other non-cash adjustments, including currency	(877)	(1,162)	(2,039)
Balance at March 31, 2016	$23,961	$31,778	$55,739
Charges	2,371	2,681	5,052
Cash expenditures	(3,305)	(1,348)	(4,653)
Other non-cash adjustments, including currency	(5,370)	(4,424)	(9,794)
Balance at June 30, 2016	$17,657	$28,687	$46,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 188 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which include lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
During 2015 and thus far in 2016, we have been challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. This was further compounded by economic and geo-political conditions in Latin America, the Middle East and China. In addition, we experienced lower than expected activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets. We expect that the current environment will persist throughout 2016.
To better align costs and improve long-term efficiency, we initiated Realignment Programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives, transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets. At the completion of the programs, we expect a 15% to 20% reduction in our global workforce, relative to early 2015 workforce levels. With an expected near-term investment of approximately $400 million, including projects still under final evaluation, we expect the results of our realignment programs will deliver annualized run-rate savings of approximately $230 million. In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.
RESULTS OF OPERATIONS — Three months ended June 30, 2016 and 2015
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the first quarter of 2015, we initiated a realignment program to reduce and optimize certain non-strategic QRCs and manufacturing facilities from the SIHI acquisition. In the second quarter of 2015, we initiated a realignment program to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce, the transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets.
The total charges for Realignment Programs by segment are detailed below for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$4,373	$4,783	$2,039	$11,195	$—	$11,195
SG&A	7,610	(131)	303	7,782	1,161	8,943
	$11,983	$4,652	$2,342	$18,977	$1,161	$20,138

	Three Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,179	$6,238	$6,110	$19,527	$—	$19,527
SG&A	2,282	3,952	6,266	12,500	—	12,500
Income tax expense	—	500	—	500	—	500
	$9,461	$10,690	$12,376	$32,527	$—	$32,527

The total charges for Realignment Programs by segment are detailed below for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$5,992	$6,393	$6,006	$18,391	$15	$18,406
SG&A	9,796	2,189	1,926	13,911	1,291	15,202
	$15,788	$8,582	$7,932	$32,302	$1,306	$33,608

	Six Months Ended June 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,179	$19,566	$6,110	$32,855	$—	$32,855
SG&A	2,282	12,139	6,266	20,687	—	20,687
Income tax expense	—	5,500	—	5,500	—	5,500
	$9,461	$37,205	$12,376	$59,042	$—	$59,042
We anticipate a total investment in these Realignment Programs of approximately $400 million, including projects still under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $149.7 million and we expect to incur the majority of the remaining charges throughout 2016 and 2017.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $43 million for the six months ended June 30, 2016, of which approximately half was in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect annual run-rate cost savings of approximately $230 million, with a portion achieved in 2016 and a larger portion achieved in 2017. Actual savings could vary from expected savings, which represent management’s best estimate to date.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2016	2015
Bookings	$975.4	$1,115.4
Sales	1,026.2	1,162.2

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Bookings	$1,896.7	$2,157.1
Sales	1,973.5	2,176.9

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2016 decreased by $140.0 million, or 12.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $28 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the general and power generation industries. The decrease was due to customer original equipment bookings.

Bookings for the six months ended June 30, 2016 decreased by $260.4 million, or 12.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $67 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the chemical and general industries. The decrease was primarily due to customer original equipment bookings.

Sales for the three months ended June 30, 2016 decreased by $136.0 million, or 11.7%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $23 million. The decrease was more heavily weighted toward original equipment sales with decreased sales into every region except the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 64% and 65% of total sales for the three months ended June 30, 2016 and 2015, respectively.

Sales for the six months ended June 30, 2016 decreased by $203.4 million, or 9.3%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $70 million. The decrease was more heavily weighted toward original equipment sales with decreased sales into every region except the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 63% and 65% of total sales for the six months ended June 30, 2016 and 2015, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,102.8 million at June 30, 2016 decreased by $70 million, or 3.2%, as compared with December 31, 2015. Currency effects provided an increase of approximately $27 million. Approximately 29% of the backlog at June 30, 2016 was related to aftermarket orders.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Gross profit	$324.7	$369.1
Gross profit margin	31.6%	31.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Gross profit	$632.7	$700.8
Gross profit margin	32.1%	32.2%

Gross profit for the three months ended June 30, 2016 decreased by $44.4 million, or 12.0%, as compared with the same period in 2015. Gross profit margin for the three months ended June 30, 2016 of 31.6% decreased from 31.8% for the same period in 2015. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, unfavorable impacts of short-term operational inefficiencies related to the initial execution of certain realignment programs, lower margin projects that shipped from backlog and increased accrued broad-based annual incentive compensation, partially offset by savings achieved and decreased charges related to our Realignment Programs, the negative impact of margins on acquired SIHI backlog and inventory ("Purchase Price Adjustments") in 2015 that did not recur and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 44% of total sales, as compared with approximately 42% of total sales for the same period in 2015.

Gross profit for the six months ended June 30, 2016 decreased by $68.1 million, or 9.7%, as compared with the same period in 2015. Gross profit margin for the six months ended June 30, 2016 of 32.1% decreased from 32.2% for the same period in 2015. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, unfavorable impacts of short-term operational inefficiencies related to the initial execution of certain realignment programs, lower margin projects that shipped from backlog and increased accrued broad-based annual incentive compensation, partially offset by savings achieved and decreased charges related to our Realignment Programs and the negative impact of SIHI Purchase Price Adjustments in 2015 that did not recur. Aftermarket sales increased to approximately 44% of total sales, as compared with approximately 43% of total sales for the same period in 2015.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
SG&A	$228.5	$243.6
SG&A as a percentage of sales	22.3%	21.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
SG&A	$465.4	$483.5
SG&A as a percentage of sales	23.6%	22.2%

SG&A for the three months ended June 30, 2016 decreased by $15.1 million, or 6.2%, as compared with the same period in 2015. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the three months ended June 30, 2016 increased 130 basis points as compared with the same period in 2015 due primarily to lower sales leverage and increased accrued broad-based annual incentive program compensation, partially offset by savings achieved and decreased charges related to our Realignment Programs and lower SIHI integration costs.

SG&A for the six months ended June 30, 2016 decreased by $18.1 million, or 3.7%, as compared with the same period in 2015. Currency effects yielded a decrease of approximately $11 million. SG&A as a percentage of sales for the six months ended June 30, 2016 increased 140 basis points as compared with the same period in 2015 due primarily to lower sales leverage and increased accrued broad-based annual and long-term incentive program compensation, partially offset by savings achieved and decreased charges related to our Realignment Programs and lower SIHI integration costs.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2016	2015
Net earnings from affiliates	$1.8	$2.1

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Net earnings from affiliates	$5.1	$3.7

Net earnings from affiliates for the three months ended June 30, 2016 decreased $0.3 million, or 14.3%, as compared with the same period in 2015. The decrease was primarily a result of decreased earnings of our EPD joint venture in Japan.

Net earnings from affiliates for the six months ended June 30, 2016 increased $1.4 million, or 37.8%, as compared with the same period in 2015. The increase was primarily a result of increased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Operating income	$98.0	$127.6
Operating income as a percentage of sales	9.5%	11.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Operating income	$172.4	$221.0
Operating income as a percentage of sales	8.7%	10.2%

Operating income for the three months ended June 30, 2016 decreased by $29.6 million, or 23.2%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $2 million. The decrease was primarily a result of the $44.4 million decrease in gross profit, partially offset by a $15.1 million decrease in SG&A.

Operating income for the six months ended June 30, 2016 decreased by $48.6 million, or 22.0%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $8 million. The decrease was primarily a result of the $68.1 million decrease in gross profit, partially offset by a $18.1 million decrease in SG&A.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2016	2015
Interest expense	$(15.3)	$(15.4)
Interest income	0.6	0.2

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Interest expense	$(29.8)	$(31.4)
Interest income	1.3	1.0

Interest expense for the three and six months ended June 30, 2016 decreased $0.1 million and $1.6 million, respectively as compared with the same periods in 2015. The $1.6 million decrease for the six months was primarily attributable to decreased commitments and borrowings under our Revolving Credit Facility in the first half of 2016, as compared to the same period in 2015.

Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2016	2015
Other income (expense), net	$4.7	$(4.9)

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Other income (expense), net	$0.2	$(24.8)

Other income, net for the three months ended June 30, 2016 increased $9.6 million from a loss of $4.9 million in 2015, due primarily to a $8.4 million increase in gains from transactions in currencies other than our sites' functional currencies and a $2.5 million increase in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real, Mexican peso and Euro in relation to the U.S. dollar during the three months ended June 30, 2016, as compared with the same period in 2015.

Other income, net for the six months ended June 30, 2016 increased $25.0 million from a loss of $24.8 million in 2015, due primarily to a $47.0 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $20.6 million decrease in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real and Euro in relation to the U.S. dollar during the six months ended June 30, 2016, as compared with the same period in 2015, and the $18.5 million loss as a result of the remeasurement of our Venezuelan bolivar-denominated net monetary assets in the first quarter of 2015 that did not recur.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Provision for income taxes	$25.1	$30.9
Effective tax rate	28.5%	28.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Provision for income taxes	$42.8	$59.4
Effective tax rate	29.7%	35.9%

Our effective tax rate of 28.5% for the three months ended June 30, 2016 was comparable to the same period in 2015. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2016 primarily due to the net impact of foreign operations.

Our effective tax rate of 29.7% for the six months ended June 30, 2016 decreased from 35.9% for the same period in 2015. The decrease was primarily due to tax impacts of our Realignment Programs and the Venezuelan exchange rate remeasurement loss in the first quarter of 2015 that did not recur. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2016 primarily due to the net impact of foreign operations.

Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2016	2015
Other comprehensive (loss) income	$(24.9)	$18.9

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Other comprehensive income (loss)	$12.3	$(84.8)

Other comprehensive loss for the three months ended June 30, 2016 increased $43.8 million from income of $18.9 million in 2015. The increased loss was primarily due to the foreign currency exchange rate movements of the Euro, Brazilian real, British pound and Mexican peso versus the U.S. dollar during the three months ended June 30, 2016, as compared with the same period in 2015.

Other comprehensive income for the six months ended June 30, 2016 increased $97.1 million from a loss of $84.8 million in 2015. The increased income was primarily due to the foreign currency exchange rate movements of the Euro, Brazilian real, British pound and Mexican peso versus the U.S. dollar during the six months ended June 30, 2016, as compared with the same period in 2015.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 47 countries with 32 manufacturing facilities worldwide, 10 of which are located in Europe, 10 in North America, seven in Asia and five in Latin America, and it has 127 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$465.5	$575.3
Sales	511.8	570.8
Gross profit	164.9	189.9
Gross profit margin	32.2%	33.3%
Segment operating income	65.3	86.2
Segment operating income as a percentage of sales	12.8%	15.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$889.9	$1,070.6
Sales	985.6	1,054.9
Gross profit	323.0	355.5
Gross profit margin	32.8%	33.7%
Segment operating income	123.6	155.1
Segment operating income as a percentage of sales	12.5%	14.7%
Bookings for the three months ended June 30, 2016 decreased by $109.8 million, or 19.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $24 million. The decrease in customer bookings was primarily driven by the oil and gas and general industries. Bookings decreased $42.1 million into the Middle East, $27.3 million into Latin America, $20.4 million into North America and $19.6 million into Asia Pacific. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $1.7 million.
Bookings for the six months ended June 30, 2016 decreased by $180.7 million, or 16.9%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $47 million. The decrease in customer bookings was primarily driven by the oil and gas and general industries, partially offset by an increase in the power generation industry. Bookings decreased $51.9 million into the Middle East, $47.9 million into Latin America, $29.9 million into North America, $19.6 million into Europe, $12.6 million into Africa and $8.7 million into Asia Pacific. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.7 million.
Sales for the three months ended June 30, 2016 decreased $59.0 million, or 10.3%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $20 million. The decrease was more heavily weighted towards original equipment sales, resulting from decreased sales of $25.2 million into Latin America, $23.8 million into North America, $6.5 million into Africa, $6.5 million into the Middle East and $2.1 million into Asia Pacific, partially offset by increased sales of $4.9 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.4 million.
Sales for the six months ended June 30, 2016 decreased $69.3 million, or 6.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $52 million. The decrease was more heavily weighted towards aftermarket sales, resulting from decreased sales of $46.7 million into Latin America and $21.3 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $4.5 million.
Gross profit for the three months ended June 30, 2016 decreased by $25.0 million, or 13.2%, as compared with the same period in 2015. Gross profit margin for the three months ended June 30, 2016 of 32.2% decreased from 33.3% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by savings achieved and decreased charges related to our Realignment Programs and a mix shift to higher margin aftermarket sales.
Gross profit for the six months ended June 30, 2016 decreased by $32.5 million, or 9.1%, as compared with the same period in 2015. Gross profit margin for the six months ended June 30, 2016 of 32.8% decreased from 33.7% for the same period in 2015.

The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by savings achieved and decreased charges related to our Realignment Programs.
Operating income for the three months ended June 30, 2016 decreased by $20.9 million, or 24.2%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $2 million. The decrease was due to a $25.0 million decrease in gross profit, partially offset by a $4.5 million decrease in SG&A (including a decrease due to currency effects of approximately $2.7 million). The decrease in SG&A is primarily due to lower selling-related expenses as compared to the same period in 2015.
Operating income for the six months ended June 30, 2016 decreased by $31.5 million, or 20.3%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $6 million. The decrease was due to a $32.5 million decrease in gross profit, partially offset by $0.1 million decrease in SG&A (including a decrease due to currency effects of approximately $8 million). The decrease in SG&A is due to lower selling-related expenses as compared to the same period in 2015.
Backlog of $1,074.8 million at June 30, 2016 decreased by $82.5 million, or 7.1%, as compared with December 31, 2015. Currency effects provided an increase of approximately $22 million. Backlog at June 30, 2016 and December 31, 2015 included $9.3 million and $10.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$212.3	$205.3
Sales	215.0	260.8
Gross profit	50.6	58.8
Gross profit margin	23.5%	22.5%
Segment operating income	5.5	7.1
Segment operating income as a percentage of sales	2.6%	2.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$420.0	$452.8
Sales	412.5	484.2
Gross profit	100.8	101.7
Gross profit margin	24.4%	21.0%
Segment operating income (loss)	9.5	(6.3)
Segment operating income as a percentage of sales	2.3%	(1.3)%
Bookings for the three months ended June 30, 2016 increased by $7.0 million, or 3.4%, as compared with the same period in 2015. The increase included negative currency effects of less than $1 million. The increase in customer bookings was primarily driven by the chemical, water management and general industries, partially offset by decreased customer bookings in the power generation and oil and gas industries. Bookings increased $14.3 million into the Middle East and $3.6 million into North America, partially offset by decreased bookings of $8.8 million into Asia Pacific and $2.7 million into Latin America. The increase was primarily driven by aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.0 million.
Bookings for the six months ended June 30, 2016 decreased by $32.8 million, or 7.2%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $6 million. The decrease in customer bookings was primarily driven by the oil and gas and power generation industries. Bookings decreased $9.0 million into Europe, $8.6 million into Asia Pacific and $6.0 million into North America. The decrease was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.9 million.
Sales for the three months ended June 30, 2016 decreased $45.8 million, or 17.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $2 million and was primarily driven by customer original equipment sales. Customer sales decreased $11.7 million into Europe, $10.9 million into Asia Pacific, $9.6 million into North America and $9.6 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $5.3 million when compared to the same period in 2015.
Sales for the six months ended June 30, 2016 decreased $71.7 million, or 14.8%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $8 million and was primarily driven by customer original equipment sales. Customer sales decreased $27.1 million into Europe, $25.3 million into Asia Pacific and $11.3 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.2 million when compared to the same period in 2015.
Gross profit for the three months ended June 30, 2016 decreased by $8.2 million, or 13.9%, as compared with the same period in 2015. Gross profit margin for the three months ended June 30, 2016 of 23.5% increased from 22.5% for the same period in 2015. The increase in gross profit margin was primarily attributable to savings achieved and decreased charges related to our Realignment Programs, the negative impact of Purchase Price Adjustments in 2015 that did not recur and a mix shift to higher margin aftermarket sales, partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs and the unfavorable impact of short-term operational inefficiencies related to the initial execution of certain realignment programs.
Gross profit for the six months ended June 30, 2016 decreased by $0.9 million, or 0.9%, as compared with the same period in 2015. Gross profit margin for the six months ended June 30, 2016 of 24.4% increased from 21.0% for the same period in 2015. The increase in gross profit margin was primarily attributable to savings achieved and decreased charges related to our Realignment Programs and the negative impact of Purchase Price Adjustments in 2015 that did not recur, partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs.
Operating income for the three months ended June 30, 2016 decreased by $1.6 million, as compared with the same period in 2015. The decrease included currency benefits of less than one million. The decrease was primarily due to the $8.2 million decrease in gross profit, partially offset by a $6.4 million decrease in SG&A related primarily to decreased charges related to our Realignment Programs and lower SIHI integration costs.
Operating income for the six months ended June 30, 2016 increased by $15.8 million, as compared with the same period in 2015. The increase included negative currency effects of approximately $1 million. The increase was primarily due to a $16.2 million decrease in SG&A related primarily to savings achieved and decreased charges related to our Realignment Programs and lower SIHI integration costs.
Backlog of $433.9 million at June 30, 2016 increased by $9.3 million, or 2.2%, as compared with December 31, 2015. Currency effects provided a increase of approximately $4.8 million. Backlog at June 30, 2016 and December 31, 2015 included $14.5 million and $15.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$312.9	$355.5
Sales	317.2	356.4
Gross profit	108.3	123.7
Gross profit margin	34.1%	34.7%
Segment operating income	48.5	54.5
Segment operating income as a percentage of sales	15.3%	15.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$622.6	$678.0
Sales	616.2	683.5
Gross profit	207.3	242.7
Gross profit margin	33.6%	35.5%
Segment operating income	87.3	109.2
Segment operating income as a percentage of sales	14.2%	16.0%
Bookings for the three months ended June 30, 2016 decreased $42.6 million, or 12.0%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $3 million. The decrease in customer bookings was primarily driven by the oil and gas and chemical industries. Customer bookings decreased $32.6 million into North America and $22.6 million into the Middle East, partially offset by an increase of $10.4 million into Europe. The decrease was due to original equipment bookings.
Bookings for the six months ended June 30, 2016 decreased $55.4 million, or 8.2%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $14 million. The decrease in customer bookings was primarily driven by the oil and gas and chemical industries. Customer bookings decreased $45.6 million into North America and $23.9 million into the Middle East, partially offset by an increase of $15.9 million into Latin America. The decrease was primarily due to original equipment bookings.
Sales for the three months ended June 30, 2016 decreased $39.2 million, or 11.0%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $1 million and was primarily driven by decreased customer original equipment sales. Sales decreased $25.0 million into Europe, $11.8 million into Asia Pacific, $11.4 million into North America and $6.7 million into Latin America, partially offset by increased sales of $13.2 million into the Middle East.
Sales for the six months ended June 30, 2016 decreased $67.3 million, or 9.8%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $9 million and was primarily driven by decreased customer original equipment sales. Sales decreased $31.5 million into Asia Pacific, $30.4 million into Europe, $30.4 million into North America and $12.4 million into Latin America, partially offset by increased sales of $30.5 million into the Middle East.
Gross profit for the three months ended June 30, 2016 decreased by $15.4 million, or 12.4%, as compared with the same period in 2015. Gross profit margin for the three months ended June 30, 2016 of 34.1% decreased from 34.7% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and decreased charges related to our Realignment Programs.
Gross profit for the six months ended June 30, 2016 decreased by $35.4 million, or 14.6%, as compared with the same period in 2015. Gross profit margin for the six months ended June 30, 2016 of 33.6% decreased from 35.5% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and decreased charges related to our Realignment Programs compared to the same period in 2015.
Operating income for the three months ended June 30, 2016 decreased by $6.0 million, or 11.0%, as compared with the same period in 2015. The decrease included negative currency effects of less than $1 million. The decrease was primarily attributable to the $15.4 million decrease in gross profit, partially offset by decreased SG&A of $9.4 million. The decrease in SG&A was due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses as compared to the same period in 2015.

Operating income for the six months ended June 30, 2016 decreased by $21.9 million, or 20.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $1 million. The decrease was primarily attributable to the $35.4 million decrease in gross profit, partially offset by decreased SG&A of $13.6 million. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses as compared to the same period in 2015.
Backlog of $627.7 million at June 30, 2016 increased by $5.7 million, or 0.9%, as compared with December 31, 2015. Currency effects provided an increase of less than $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Net cash flows provided by operating activities	$3.3	$18.1
Net cash flows used by investing activities	(40.5)	(453.5)
Net cash flows (used) provided by financing activities	(68.4)	316.9

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2016 was $266.0 million, as compared with $366.4 million at December 31, 2015.
Our cash balance decreased by $100.4 million to $266.0 million at June 30, 2016 as compared with December 31, 2015. The cash used during the first six months of 2016 included $48.2 million in dividend payments, $36.9 million in capital expenditures and $30.0 million of payments on long-term debt.
For the six months ended June 30, 2016, our cash provided by operating activities was $3.3 million, as compared with $18.1 million for the same period in 2015. Cash flow used by working capital decreased for the six months ended June 30, 2016, due primarily to decreased uses of cash related to inventory and accounts payable, partially offset by increased uses of cash related to accrued liabilities and income tax payable as compared to the same period in 2015.
Decreases in accounts receivable provided $41.3 million of cash flow for the six months ended June 30, 2016 as compared with $45.4 million for the same period in 2015. The decrease in accounts receivable was partially attributable to lower sales during the period as compared to the same period in 2015. As of June 30, 2016, our days’ sales outstanding ("DSO") was 87 days as compared with 85 days as of June 30, 2015. We continue to experience delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer. These accounts receivable are primarily U.S. dollar-denominated and are not disputed. However, while we have not historically had write-offs relating to this customer, the accounts receivable continue to be significantly in arrears. The increased deterioration of the social, political, economic and legal climate in 2016 has given rise to significant uncertainties about Venezuela's economic and political stability, and while we continue to conduct business with our Venezuelan customer, the volume of activity has diminished significantly in 2016 from prior year levels. Accordingly, our ability to fully collect the accounts receivable from our primary Venezuelan customer could be materially adversely impacted. We continue to discuss payments with our Venezuelan customer and currently believe the accounts receivable will be collected; however, we will continue to evaluate collectability. Our total outstanding accounts receivable with this customer was approximately 7% of our gross accounts receivable at both June 30, 2016 and December 31, 2015. Given the experienced delays in collecting payments we estimate that approximately 69% of the outstanding accounts receivable will most likely not be collected within one year and therefore has been classified as long-term within other assets, net on our June 30, 2016 condensed consolidated balance sheet as compared to 64% at December 31, 2015.
Increases in inventory used $51.9 million and $113.0 million of cash flow for the six months ended June 30, 2016 and June 30, 2015, respectively. Inventory turns were 2.7 times at June 30, 2016, compared with 2.8 times for the same period in 2015. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $76.4 million of cash flow for the six months ended June 30, 2016 as compared with $124.0 million for the same period in 2015. Decreases in accrued liabilities and income taxes payable used $77.2 million of cash flow for the six months ended June 30, 2016 as compared with $5.5 million for the same period in 2015.
Cash flows used by investing activities during the six months ended June 30, 2016 were $40.5 million as compared with $453.5 million for the same period in 2015. Cash outflows for the same period in 2015 resulted primarily from payments for the SIHI acquisition of $341.5 million. In the second quarter of 2016 we divested of a non-strategic foundry business which resulted in a cash outflow of $5.1 million and a loss of $7.7 million. Capital expenditures during the six months ended June 30, 2016 were $36.9 million, a decrease of $76.9 million as compared with the same period in 2015. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2016, total capital expenditures are expected to be between $105 million and $115 million.
Cash flows used by financing activities during the six months ended June 30, 2016 were $68.4 million as compared with a source of cash of $316.9 million for the same period in 2015. Cash outflows during the six months ended June 30, 2016 resulted primarily from $48.2 million of dividend payments and $30.0 million of payments on long-term debt. Cash inflows for the same period in 2015 resulted primarily from the $526.3 million net proceeds from the issuance of the 2022 Euro Senior Notes, partially offset by the repurchase of $139.6 million of common shares and $45.9 million in dividend payments.
Our Senior Credit Facility matures in October 2020. Approximately 12% of our outstanding Term Loan Facility is due to mature in the remainder of 2016 and approximately 24% in 2017. As of June 30, 2016, we had available capacity of $877.3 million on our $1.0 billion Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During the six months ended June 30, 2016 and 2015, we contributed $7.0 million and $6.0 million, respectively, to our U.S. pension plan. At December 31, 2015 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making approximately $13 million in contributions to our U.S. pension plan in 2016, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At June 30, 2016, $260.1 million of our total cash balance of $266.0 million was held by foreign subsidiaries, $146.9 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $146.9 million could be repatriated resulting in a U.S. cash tax liability between $5.0 million and $15.0 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of June 30, 2016, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
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
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2015 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through June 30, 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2016, include:

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
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2015 Annual Report and Part II of this 10-Q, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At June 30, 2016, we had $255.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 1.88%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.3 million for the six months ended June 30, 2016.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(28.6) million and $13.7 million for the three months June 30, 2016 and 2015 and $5.1 million and $(92.8) million for the six months ended June 30, 2016 and 2015, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of June 30, 2016, we had a U.S. dollar equivalent of $414.6 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $397.3 million at December 31, 2015. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $5.7 million and $(5.1) million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 million and $(24.3) million for the six months ended June 30, 2016 and 2015, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2016, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2016 would have impacted our net earnings by approximately $6 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended June 30, 2016 we had no repurchases of common shares. As of June 30, 2016, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2016:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	12,883	(1)	$42.61	—	$160.7
May 1 - 31	3,347	(2)	46.09	—	160.7
June 1 - 30	1,809	(1)	50.92	—	160.7
Total	18,039		$47.59	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 355 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $44.47, and 2,992 shares purchased at a price of $46.12 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	July 28, 2016	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2016	/s/ Karyn F. Ovelmen
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 19, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2016).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.