Form 10-Q
period 2016-09-30
FLOWSERVE CORP
filed 2016-10-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 19, 2016, there were 130,452,077 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2016 and 2015 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2016 and 2015 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2015 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4. Controls and Procedures.	36

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	37
Item 1A. Risk Factors.	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 6. Exhibits.	38
SIGNATURES	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2016	2015
Sales	$943,334	$1,096,476
Cost of sales	(677,891)	(707,726)
Gross profit	265,443	388,750
Selling, general and administrative expense	(271,643)	(223,516)
Net earnings from affiliates	3,394	2,615
Operating (loss) income	(2,806)	167,849
Interest expense	(15,141)	(16,283)
Interest income	924	499
Other income (expense), net	1,899	(5,430)
(Loss) earnings before income taxes	(15,124)	146,635
Provision for income taxes	(4,996)	(52,099)
Net (loss) earnings, including noncontrolling interests	(20,120)	94,536
Less: Net earnings attributable to noncontrolling interests	(808)	(913)
Net (loss) earnings attributable to Flowserve Corporation	$(20,928)	$93,623
Net (loss) earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$(0.16)	$0.71
Diluted	(0.16)	0.70
Cash dividends declared per share	$0.19	$0.18

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2016	2015
Net (loss) earnings, including noncontrolling interests	$(20,120)	$94,536
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $9,373 and $32,543 respectively	(15,735)	(54,494)
Pension and other postretirement effects, net of taxes of $(925) and $(1,615), respectively	3,719	3,688
Cash flow hedging activity, net of taxes of $(200) and $(663), respectively	560	1,538
Other comprehensive loss	(11,456)	(49,268)
Comprehensive (loss) income, including noncontrolling interests	(31,576)	45,268
Comprehensive income attributable to noncontrolling interests	(807)	(829)
Comprehensive (loss) income attributable to Flowserve Corporation	$(32,383)	$44,439

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2016	2015
Sales	$2,916,814	$3,273,342
Cost of sales	(2,018,646)	(2,183,770)
Gross profit	898,168	1,089,572
Selling, general and administrative expense	(737,083)	(707,037)
Net earnings from affiliates	8,522	6,268
Operating income	169,607	388,803
Interest expense	(44,982)	(47,712)
Interest income	2,243	1,504
Other income (expense), net	2,091	(30,258)
Earnings before income taxes	128,959	312,337
Provision for income taxes	(47,809)	(111,525)
Net earnings, including noncontrolling interests	81,150	200,812
Less: Net earnings attributable to noncontrolling interests	(1,222)	(4,515)
Net earnings attributable to Flowserve Corporation	$79,928	$196,297
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.61	$1.47
Diluted	0.61	1.46
Cash dividends declared per share	$0.57	$0.54

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2016	2015
Net earnings, including noncontrolling interests	$81,150	$200,812
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $6,315 and $87,943, respectively	(10,600)	(147,262)
Pension and other postretirement effects, net of taxes of $(3,545) and $(5,140), respectively	9,655	13,359
Cash flow hedging activity, net of taxes of $(620) and $(218), respectively	1,763	(181)
Other comprehensive income (loss)	818	(134,084)
Comprehensive income, including noncontrolling interests	81,968	66,728
Comprehensive income attributable to noncontrolling interests	(2,004)	(5,909)
Comprehensive income attributable to Flowserve Corporation	$79,964	$60,819

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$260,870	$366,444
Accounts receivable, net of allowance for doubtful accounts of $49,665 and $43,936, respectively	896,755	988,391
Inventories, net	1,038,944	995,565
Prepaid expenses and other	186,311	125,410
Total current assets	2,382,880	2,475,810
Property, plant and equipment, net of accumulated depreciation of $906,726 and $855,214, respectively	750,128	758,427
Goodwill	1,229,817	1,223,986
Deferred taxes	76,095	69,327
Other intangible assets, net	219,280	228,777
Other assets, net	195,402	224,330
Total assets	$4,853,602	$4,980,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$394,600	$491,378
Accrued liabilities	731,928	796,764
Debt due within one year	75,211	60,434
Total current liabilities	1,201,739	1,348,576
Long-term debt due after one year	1,535,678	1,560,562
Retirement obligations and other liabilities	402,645	387,786
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	491,639	494,961
Retained earnings	3,591,867	3,587,120
Treasury shares, at cost – 46,977 and 47,703 shares, respectively	(2,078,439)	(2,106,785)
Deferred compensation obligation	8,369	10,233
Accumulated other comprehensive loss	(540,006)	(540,043)
Total Flowserve Corporation shareholders’ equity	1,694,421	1,666,477
Noncontrolling interests	19,119	17,256
Total equity	1,713,540	1,683,733
Total liabilities and equity	$4,853,602	$4,980,657

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2016	2015
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$81,150	$200,812
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	74,875	73,652
Amortization of intangible and other assets	12,424	25,918
Loss on divestiture of business	7,664	—
Excess tax benefits from stock-based payment arrangements	(2,480)	(6,822)
Stock-based compensation	29,966	26,027
Latin America accounts receivable reserve and inventory write-downs	79,122	—
Foreign currency and other non-cash adjustments	940	54,635
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	70,190	66,660
Inventories, net	(47,375)	(119,530)
Prepaid expenses and other	(59,799)	(42,361)
Other assets, net	(19,512)	(17,890)
Accounts payable	(97,838)	(157,930)
Accrued liabilities and income taxes payable	(90,304)	(2,989)
Retirement obligations and other	7,821	(6,402)
Net deferred taxes	11,349	37,261
Net cash flows provided by operating activities	58,193	131,041
Cash flows – Investing activities:
Capital expenditures	(64,475)	(138,532)
Payments for acquisition, net of cash acquired	—	(353,654)
Proceeds from disposal of assets	632	4,103
Payment for divestiture of business	(5,064)	—
Net cash flows used by investing activities	(68,907)	(488,083)
Cash flows – Financing activities:
Excess tax benefits from stock-based payment arrangements	2,480	6,822
Payments on long-term debt	(45,000)	(30,000)
Proceeds from issuance of senior notes	—	526,332
Payments of deferred loan cost	—	(5,108)
Proceeds under other financing arrangements	24,701	8,157
Payments under other financing arrangements	(12,060)	(15,524)
Repurchases of common shares	—	(249,682)
Payments of dividends	(72,960)	(70,000)
Other	1,325	192
Net cash flows (used) provided by financing activities	(101,514)	171,189
Effect of exchange rate changes on cash	6,654	(26,655)
Net change in cash and cash equivalents	(105,574)	(212,508)
Cash and cash equivalents at beginning of period	366,444	450,350
Cash and cash equivalents at end of period	$260,870	$237,842

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2016, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report").
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three and nine months ended September 30, 2016 represented less than 0.5% of consolidated sales and its assets at September 30, 2016 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at September 30, 2016. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We continue to experience delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer.  Our total outstanding gross accounts receivable with this customer was approximately 7% of our gross accounts receivable at both September 30, 2016 and December 31, 2015, respectively, of which 100% and 64% has been classified as long-term within other assets, net on our condensed consolidated balance sheet at September 30, 2016 and December 30, 2015, respectively. These accounts receivable are primarily U.S. dollar-denominated and not disputed. However, while we have not historically had write-offs relating to this customer, the accounts receivable continue to be significantly in arrears. The increased deterioration of the social, political, economic and legal climate in 2016 has given rise to significant uncertainties about Venezuela's economic and political stability, and while we continue to conduct business on a prepayment basis with the Venezuelan customer, the volume of activity has diminished significantly throughout 2016 from prior year levels. In September, the Venezuelan customer offered current bondholders the ability to swap their current bonds for new bonds with a delayed maturity, price premium and higher coupon rate due to their current inability to service their debt obligations. As a result of the bond swap offer, S&P Global Ratings downgraded the customer's bonds to CC which potentially indicates that default is imminent with little prospect for recovery. Although we do not currently hold any related bonds, we interpret this action to be indicative of the customer's increasing inability to make future payments on our accounts receivable. Accordingly, due to these actions and the diminished activity of business and payments in 2016, we have estimated that as of September 30, 2016 our ability to fully collect the accounts receivable from our primary Venezuelan customer has become less than probable and we recorded a charge of $63.2 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments and on-going business with our Venezuelan customer.
At September 30, 2016 the DICOM exchange rate (formerly SIMADI) was 658.8 bolivars to the U.S. dollar, compared with the official exchange rate of 10.0 bolivars to the U.S. dollar. As of March 31, 2015, we determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement, in the first quarter of 2015 we recognized a loss of $20.6 million of which $18.5 million was reported in other income (expense), net and $2.1 million in cost of goods sold in our condensed consolidated statement of income and resulted in no tax benefit. As of September 30, 2016, we believe the DICOM exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets – As discussed in Note 1 to our consolidated financial statements included in our 2015 Annual Report, the value of our goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired.

We did not record an impairment of goodwill in 2015, 2014 or 2013; however the estimated fair value of our Engineered Product Operations ("EPO") reduced significantly in 2015 due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  EPO is a component of our Engineered Product Division ("EPD") reporting segment and is primarily focused on long lead time, custom and other highly-engineered pumps and pump systems. As of December 31, 2015 EPO had approximately $157 million of goodwill and its estimated fair value exceeded its carrying value by approximately 70%.  In addition, at December 31, 2015 our Industrial Product Division ("IPD") reporting unit, which is primarily focused on pre-configured industrial pumps and pumps systems, had approximately $301 million of goodwill and its estimated fair value exceeded its carrying value by approximately 70%. Key assumptions used in determining the estimated fair value of EPO and IPD included the annual operating plan and forecasted operating results, successful execution of our current realignment programs and identified strategic initiatives, a constant cost of capital, a short-term stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable world gross domestic product.
We have experienced a deterioration from plan in the operating results of EPO and IPD which we believe was both operationally and market driven. Although we have concluded that there are no current indicators of impairment on the goodwill associated with EPO and IPD as of September 30, 2016, conditions are uncertain and can quickly change in the markets in which we operate which could result in sustained or further deterioration and could impact the recoverability of certain of our long-lived assets, including goodwill. We will continue to closely monitor their performance and related market conditions and conduct our annual test for impairment as of December 31, 2016.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2016, are detailed in Note 1 to our consolidated financial statements included in our 2015 Annual Report.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. We adopted ASU No. 2015-17 effective January 1, 2016 and as a result, prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $156.0 million of deferred tax assets and $11.4 million of deferred tax liabilities were reclassified from current to noncurrent on our balance sheet. Our adoption of ASU No. 2015-17 effective January 1, 2016 did not have an impact on our consolidated results of operations.
Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. There are also expanded disclosure requirements in this ASU. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." As a result, public entities will apply the new standard for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption as of the original public entity effective date is permitted. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations". This update is simply a clarification of the implementation guidance on principle versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing", which amends certain aspects of ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-11, "Rescission of SEC Guidance Because of ASU No. 2014-09 and ASU No. 2014-16;" this ASU rescinds specific SEC guidance on accounting for shipping and handling fees and costs and consideration given by a vendor to a customer. Additionally, in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients." This ASU amends and clarifies the ASU No. 2014-09 guidance on assessing collectibility, presenting sales taxes, measuring non-cash consideration, and certain transition matters. We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations. Although we are continuing to evaluate, upon initial qualitative evaluation, we believe some anticipated key changes upon adoption will be potentially increased “over-time” revenue recognition and potential changes to the balance sheet related to accounts receivable, contract assets and contract liabilities.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial condition and results of operations.  Although we are continuing to evaluate, upon initial qualitative evaluation, we believe a key change upon adoption will be the balance sheet recognition of leased assets and liabilities. Based on our qualitative evaluation to date, we believe that any changes in income statement recognition will not be material.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. This ASU is effective for annual periods beginning after December 15, 2016,including interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-09 on our consolidated financial condition and results of operations.
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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of ASU No. 2016-15 on our consolidated financial condition and results of operations.

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
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 3,209,140 were available for issuance as of September 30, 2016. The long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period. No stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $26.9 million and $30.2 million at September 30, 2016 and December 31, 2015, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2016 and 2015 was $0.6 million and $1.3 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2016 and 2015 was $38.7 million and $40.7 million, respectively.
We recorded stock-based compensation expense of $3.9 million ($6.0 million pre-tax) and $5.7 million ($8.6 million pre-tax) for the three months ended September 30, 2016 and 2015, respectively. We recorded stock-based compensation expense of $19.6 million ($30.0 million pre-tax) and $17.2 million ($26.0 million pre-tax) for the nine months ended September 30, 2016 and 2015, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2016
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2016	1,540,843	$58.14
Granted	862,631	38.37
Vested	(707,422)	54.76
Canceled	(171,652)	51.54
Outstanding - September 30, 2016	1,524,400	$49.26

Unvested Restricted Shares outstanding as of September 30, 2016, includes approximately 850,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2014 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,623,000 shares based on performance targets. As of September 30, 2016, we estimate vesting of approximately 858,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2015 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. All designated foreign exchange hedging instruments are highly effective as of September 30, 2016.
Foreign exchange contracts designated as hedging instruments had a notional value of $4.8 million and $21.0 million at September 30, 2016 and December 31, 2015, respectively. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $422.4 million and $376.3 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the length of foreign exchange contracts currently in place ranged from three day to 24 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2016	2015
Current derivative assets	$1,812	$2,364
Noncurrent derivative assets	67	—
Current derivative liabilities	1,313	3,196
Noncurrent derivative liabilities	77	441

The fair value of foreign exchange contracts designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2016	2015
Current derivative assets	$—	$26
Current derivative liabilities	29	1,448
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
(Loss) gain recognized in income	$(774)	$4,391	$5,587	$31,372
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 5 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the nine months ended September 30, 2016.

5.	Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2016	2015(1)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $6,431 and $7,034	$555,469	$535,966
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $3,065 and $3,339	296,935	296,661
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $4,000 and $4,445	496,000	495,555
Term Loan Facility, interest rate of 2.09% at September 30, 2016 and 1.86% at December 31, 2015, net of debt issuance costs of $845 and $1,181	239,155	283,819
Capital lease obligations and other borrowings	23,330	8,995
Debt and capital lease obligations	1,610,889	1,620,996
Less amounts due within one year	75,211	60,434
Total debt due after one year	$1,535,678	$1,560,562
_______________________________________
(1) Prior period information has been updated to conform to presentation requirements as prescribed by ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30).

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2015 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of September 30, 2016 and December 31, 2015, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $98.3 million and $105.2 million at September 30, 2016 and December 31, 2015, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $608.8 million and $894.8 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of September 30, 2016.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.150% (per annum) during the period ended September 30, 2016. During the nine months ended September 30, 2016, we made scheduled repayments of $45.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at September 30, 2016 was $1,409.8 million compared to the carrying value of $1,348.4 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2016 and December 31, 2015.

7.	Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2016	2015
Raw materials	$383,623	$390,998
Work in process	739,493	739,227
Finished goods	227,084	235,083
Less: Progress billings	(233,358)	(285,582)
Less: Excess and obsolete reserve	(77,898)	(84,161)
Inventories, net	$1,038,944	$995,565

In the three months ended September 30, 2016, we recorded a $14.1 million adjustment which was primarily related to our EPD reporting segment to write down inventory in Brazil of which approximately $8 million related to prior periods (approximately $4 million in 2015). The out of period amounts are not material to the consolidated financial results or our reporting segment results in the current quarter or prior periods.

8.	Earnings Per Share
The following is a reconciliation of net (loss) earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2016	2015
Net (loss) earnings of Flowserve Corporation	$(20,928)	$93,623
Dividends on restricted shares not expected to vest	—	3
(Loss) earnings attributable to common and participating shareholders	$(20,928)	$93,626
Weighted average shares:
Common stock	130,299	132,036
Participating securities	—	514
Denominator for basic earnings per common share	130,299	132,550
Effect of potentially dilutive securities	—	610
Denominator for diluted earnings per common share	130,299	133,160
(Loss) earnings per common share:
Basic	$(0.16)	$0.71
Diluted	(0.16)	0.70

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2016	2015
Net earnings of Flowserve Corporation	$79,928	$196,297
Dividends on restricted shares not expected to vest	5	9
Earnings attributable to common and participating shareholders	$79,933	$196,306
Weighted average shares:
Common stock	130,087	133,389
Participating securities	298	513
Denominator for basic earnings per common share	130,385	133,902
Effect of potentially dilutive securities	522	747
Denominator for diluted earnings per common share	130,907	134,649
Earnings per common share:
Basic	$0.61	$1.47
Diluted	0.61	1.46
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. As a result of the net loss for the three months ended September 30, 2016, we excluded 803,251 of unvested Restricted Shares from the calculation of diluted EPS due to their anti-dilutive effect.

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
As previously disclosed in our 2015 Annual Report, we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and continue to cooperate with the DOJ and SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and have completed our response to the subpoena.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2016 and 2015 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2016	2015	2016	2015	2016	2015
Service cost	$5.6	$6.0	$1.8	$2.1	$—	$—
Interest cost	4.8	4.3	2.9	3.1	0.3	0.3
Expected return on plan assets	(6.0)	(6.0)	(2.7)	(3.0)	—	—
Amortization of prior service cost	0.2	0.1	—	—	—	—
Amortization of unrecognized net loss (gain)	1.2	2.3	1.3	1.3	(0.1)	(0.1)
Net periodic cost recognized	$5.8	$6.7	$3.3	$3.5	$0.2	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the nine months months ended September 30, 2016 and 2015 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2016	2015	2016	2015	2016	2015
Service cost	$16.9	$18.1	$5.3	$6.3	$—	$—
Interest cost	14.3	12.8	8.8	9.3	0.9	0.9
Expected return on plan assets	(18.0)	(18.1)	(8.0)	(9.0)	—	—
Amortization of prior service cost	0.4	0.3	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	3.7	6.9	3.7	3.9	(0.3)	(0.4)
Net periodic cost recognized	$17.3	$20.0	$9.8	$10.5	$0.7	$0.6

11.	Shareholders’ Equity
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
We had no repurchases of shares of our outstanding common stock for the three months ended September 30, 2016 compared to 2,378,700 shares repurchased for $110.0 million, during the three months ended September 30, 2015. We had no repurchases of shares of our outstanding common stock for the nine months ended September 30, 2016 compared to 4,833,146 shares repurchased for $249.7 million, during the nine months ended September 30, 2015. As of September 30, 2016 we had $160.7 million of remaining capacity under our current share repurchase program.

12.	Income Taxes
For the three months ended September 30, 2016, we incurred a pre-tax loss of $15.1 million and provided for income taxes of $5.0 million resulting in an effective tax rate of negative 33.0%. For the nine months ended September 30, 2016, we earned $129.0 million before taxes and provided for income taxes of $47.8 million, resulting in an effective tax rate of 37.1%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2016 primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided.

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
As of September 30, 2016, the amount of unrecognized tax benefits increased by $3.8 million from December 31, 2015. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2014, state and local income tax audits for years through 2009 or non-U.S. income tax audits for years through 2009. We are currently under examination for various years in Austria, France, Germany, India, Italy, Singapore, Spain, the U.S. and Venezuela.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$448,749	$196,172	$298,413	$943,334	$—	$943,334
Intersegment sales	7,098	7,126	937	15,161	(15,161)	—
Segment operating (loss) income	(25,160)	(15,668)	52,840	12,012	(14,818)	(2,806)

Three Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$502,208	$227,502	$366,766	$1,096,476	$—	$1,096,476
Intersegment sales	12,298	14,137	1,168	27,603	(27,603)	—
Segment operating income	78,342	24,985	77,063	180,390	(12,541)	167,849

Nine Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,415,695	$591,008	$910,111	$2,916,814	$—	$2,916,814
Intersegment sales	25,763	24,772	5,410	55,945	(55,945)	—
Segment operating income (loss)	98,477	(6,185)	140,140	232,432	(62,825)	169,607

Nine Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,533,955	$690,873	$1,048,514	$3,273,342	$—	$3,273,342
Intersegment sales	35,479	34,948	2,945	73,372	(73,372)	—
Segment operating income	233,264	18,716	186,266	438,246	(49,443)	388,803

14. Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2016 and 2015:

	2016				2015
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - July 1	$(408,287)	$(114,525)	$(2,255)	$(525,067)	$(331,301)	$(125,727)	$(6,929)	$(463,957)
Other comprehensive (loss) income before reclassifications	(15,735)	1,952	39	(13,744)	(54,494)	1,245	(35)	(53,284)
Amounts reclassified from AOCL	—	1,767	521	2,288	—	2,443	1,573	4,016
Net current-period other comprehensive (loss) income	(15,735)	3,719	560	(11,456)	(54,494)	3,688	1,538	(49,268)
Balance - September 30	$(424,022)	$(110,806)	$(1,695)	$(536,523)	$(385,795)	$(122,039)	$(5,391)	$(513,225)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.5 million and $1.4 million at July 1, 2016 and 2015 and $3.5 million and $2.7 million at September 30, 2016 and 2015, respectively. Includes net investment hedge loss of $2.2 million and $0.7 million, net of deferred taxes, for the three months ended September 30, 2016 and 2015, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2016(1)	2015(1)
Cash flow hedging activity
Foreign exchange contracts
	Sales	$(717)	$(1,990)
	Tax benefit	196	417
	Net of tax	$(521)	$(1,573)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(2,395)	$(3,465)
Prior service costs(2)		(153)	(177)
	Tax benefit	781	1,199
	Net of tax	$(1,767)	$(2,443)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2016 and 2015:

	2016				2015
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(413,422)	$(120,461)	$(3,458)	$(537,341)	$(238,533)	$(135,398)	$(5,210)	$(379,141)
Other comprehensive (loss) income before reclassifications	(10,600)	4,330	633	(5,637)	(147,262)	6,031	(6,739)	(147,970)
Amounts reclassified from AOCL	—	5,325	1,130	6,455	—	7,328	6,558	13,886
Net current-period other comprehensive (loss) income	(10,600)	9,655	1,763	818	(147,262)	13,359	(181)	(134,084)
Balance - September 30	$(424,022)	$(110,806)	$(1,695)	$(536,523)	$(385,795)	$(122,039)	$(5,391)	$(513,225)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $2.7 million and $1.3 million at January 1, 2016 and 2015 and $3.5 million and $2.7 million at September 30, 2016 and 2015, respectively. Includes net investment hedge losses of $6.1 million and $9.3 million, net of deferred taxes, for the nine months ended September 30, 2016 and 2015, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2016(1)	2015(1)
Foreign currency translation items
Cash flow hedging activity
Foreign exchange contracts	Other expense, net	$—	$(3,327)
	Sales	(1,531)	(5,694)
	Tax benefit	401	2,463
	Net of tax	$(1,130)	$(6,558)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(7,184)	$(10,396)
Prior service costs(2)		(458)	(530)
	Tax benefit	2,317	3,598
	Net of tax	$(5,325)	$(7,328)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 for additional details.

At September 30, 2016, we expect to recognize a loss of $0.6 million, net of deferred taxes, into earnings in the next twelve months related to designated foreign exchange contracts based on their fair values at September 30, 2016.

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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$5,711	$15,599	$796	$22,106	$—	$22,106
SG&A	393	3,928	20	4,341	(32)	4,309
Income tax expense	2,000	2,800	600	5,400	—	5,400
	$8,104	$22,327	$1,416	$31,847	$(32)	$31,815
Non-Restructuring Charges
COS	$2,707	$445	$(749)	$2,403	$(6)	$2,397
SG&A	1,010	(344)	623	1,289	1,385	2,674
	$3,717	$101	$(126)	$3,692	$1,379	$5,071
Total Realignment Charges
COS	$8,418	$16,044	$47	$24,509	$(6)	$24,503
SG&A	1,403	3,584	643	5,630	1,353	$6,983
Income tax expense	2,000	2,800	600	5,400	—	$5,400
Total	$11,821	$22,428	$1,290	$35,539	$1,347	$36,886

	Three Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$437	$57	$1,082	$1,576	$—	$1,576
SG&A	909	(434)	(1,070)	(595)	—	(595)
	$1,346	$(377)	$12	$981	$—	$981
Non-Restructuring Charges
COS	$(27)	$91	$59	$123	$—	$123
SG&A	453	253	(128)	578	—	578
	$426	$344	$(69)	$701	$—	$701
Total Realignment Charges
COS	$410	$148	$1,141	$1,699	$—	$1,699
SG&A	1,362	(181)	(1,198)	(17)	—	$(17)
Total	$1,772	$(33)	$(57)	$1,682	$—	$1,682

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$10,566	$17,709	$3,083	$31,358	$—	$31,358
SG&A	9,211	5,717	356	15,284	—	15,284
Income tax expense	2,000	2,800	600	5,400	—	5,400
	$21,777	$26,226	$4,039	$52,042	$—	$52,042
Non-Restructuring Charges
COS	$3,844	$4,729	$2,970	$11,543	$8	$11,551
SG&A	1,989	56	2,212	4,257	2,644	6,901
	$5,833	$4,785	$5,182	$15,800	$2,652	$18,452
Total Realignment Charges
COS	$14,410	$22,438	$6,053	$42,901	$8	$42,909
SG&A	11,200	5,773	2,568	19,541	2,644	22,185
Income tax expense	2,000	2,800	600	5,400	—	5,400
Total	$27,610	$31,011	$9,221	$67,842	$2,652	$70,494

	Nine Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$547	$18,696	$2,101	$21,344	$—	$21,344
SG&A	1,031	9,811	1,272	12,114	—	12,114
Income tax expense	—	5,500	—	5,500	—	5,500
	$1,578	$34,007	$3,373	$38,958	$—	$38,958
Non-Restructuring Charges
COS	$7,323	$1,019	$5,150	$13,492	$—	$13,492
SG&A	3,297	2,147	3,795	9,239	—	9,239
	$10,620	$3,166	$8,945	$22,731	$—	$22,731
Total Realignment Charges
COS	$7,870	$19,715	$7,251	$34,836	$—	$34,836
SG&A	4,328	11,958	5,067	21,353	—	21,353
Income tax expense	—	5,500	—	5,500	—	5,500
Total	$12,198	$37,173	$12,318	$61,689	$—	$61,689

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$20,529	$38,155	$12,384	$71,068	$—	$71,068
SG&A	16,686	14,976	7,967	39,629	—	39,629
Income tax expense	5,400	9,300	1,800	16,500	—	16,500
	$42,615	$62,431	$22,151	$127,197	$—	$127,197
Non-Restructuring Charges
COS	$14,110	$12,890	$11,553	$38,553	$8	$38,561
SG&A	8,520	6,204	5,625	20,349	2,644	22,993
	$22,630	$19,094	$17,178	$58,902	$2,652	$61,554
Total Realignment Charges
COS	$34,639	$51,045	$23,937	$109,621	$8	$109,629
SG&A	25,206	21,180	13,592	59,978	2,644	62,622
Income tax expense	5,400	9,300	1,800	16,500	—	16,500
Total	$65,245	$81,525	$39,329	$186,099	$2,652	$188,751
____________________________
(1) Includes $43.7 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
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

The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended September 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$19,674	$—	$1,309	$1,123	$22,106
SG&A	2,948	—	66	1,295	4,309
Income tax expense	—	—	—	5,400	5,400
Total	$22,622	$—	$1,375	$7,818	$31,815

	Three Months Ended September 30, 2015
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$154	$158	$1,150	$114	$1,576
SG&A	(44)	—	(641)	90	(595)
Total	$110	$158	$509	$204	$981

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$22,975	$—	$3,853	$4,530	$31,358
SG&A	5,036	—	103	10,145	15,284
Income tax expense	—	—	—	5,400	5,400
Total	$28,011	$—	$3,956	$20,075	$52,042

	Nine Months Ended September 30, 2015
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$19,766	$158	$1,257	$163	$21,344
SG&A	11,955	—	(7)	166	12,114
Income tax expense	—	—	—	5,500	5,500
Total	$31,721	$158	$1,250	$5,829	$38,958

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$56,947	$609	$7,341	$6,171	$71,068
SG&A	28,556	43	147	10,883	39,629
Income tax expense	—	—	—	16,500	16,500
Total	$85,503	$652	$7,488	$33,554	$127,197
_______________________________
(1) Includes $43.7 million of restructuring charges, primarily COS, related to the R1 Realignment Program.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs:

(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31, 2015	$25,156	$33,147	$58,303
Charges	976	3,792	4,768
Cash expenditures	(1,294)	(3,999)	(5,293)
Other non-cash adjustments, including currency	(877)	(1,162)	(2,039)
Balance at March 31, 2016	$23,961	$31,778	$55,739
Charges	2,371	2,681	5,052
Cash expenditures	(3,305)	(1,348)	(4,653)
Other non-cash adjustments, including currency	(5,370)	(4,424)	(9,794)
Balance at June 30, 2016	$17,657	$28,687	$46,344
Charges	4,572	21,843	26,415
Cash expenditures	(532)	(17,539)	(18,071)
Other non-cash adjustments, including currency	(1,448)	4,722	3,274
Balance at September 30, 2016	$20,249	$37,713	$57,962

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 185 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
We have experienced a deterioration from plan in the operating results of EPO and IPD which we believe was both operationally and market driven. Although we have concluded that there are no current indicators of impairment on the goodwill associated with EPO and IPD as of September 30, 2016, conditions are uncertain and can quickly change in the markets in which we operate which could result in sustained or further deterioration and could impact the recoverability of certain of our long-lived assets, including goodwill. We will continue to closely monitor their performance and related market conditions and conduct our annual test for impairment as of December 31, 2016.
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
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2016 and 2015
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
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

The total charges for Realignment Programs by segment are detailed below for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$8,418	$16,044	$47	$24,509	$(6)	$24,503
SG&A	1,403	3,584	643	5,630	1,353	6,983
Income tax expense	2,000	2,800	600	5,400	—	5,400
Total	$11,821	$22,428	$1,290	$35,539	$1,347	$36,886

	Three Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$410	$148	$1,141	$1,699	$—	$1,699
SG&A	1,362	(181)	(1,198)	(17)	—	(17)
Total	$1,772	$(33)	$(57)	$1,682	$—	$1,682
The total charges for Realignment Programs by segment are detailed below for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$14,410	$22,438	$6,053	$42,901	$8	$42,909
SG&A	11,200	5,773	2,568	19,541	2,644	22,185
Income tax expense	2,000	2,800	600	5,400	—	5,400
Total	$27,610	$31,011	$9,221	$67,842	$2,652	$70,494

	Nine Months Ended September 30, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,870	$19,715	$7,251	$34,836	$—	$34,836
SG&A	4,328	11,958	5,067	21,353	—	21,353
Income tax expense	—	5,500	—	5,500	—	5,500
Total	$12,198	$37,173	$12,318	$61,689	$—	$61,689

We anticipate a total investment in these Realignment Programs of approximately $400 million, including projects still under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $188.8 million and we expect to incur the majority of the remaining charges throughout 2016 and 2017.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $80 million for the nine months ended September 30, 2016, of which approximately half was in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect annual run-rate cost savings of approximately $230 million, with a portion achieved in 2016 and a larger portion achieved in 2017. Actual savings could vary from expected savings, which represent management’s best estimate to date.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2016	2015
Bookings	$959.5	$1,056.7
Sales	943.3	1,096.5

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Bookings	$2,855.0	$3,213.2
Sales	2,916.8	3,273.3

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2016 decreased by $97.2 million, or 9.2%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $21 million. The decrease was primarily driven by the chemical, power generation and general industries, partially offset by an increase in the oil and gas industry. The decrease was primarily due to customer original equipment bookings.

Bookings for the nine months ended September 30, 2016 decreased by $358.2 million, or 11.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $88 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the chemical, general and power generation industries. The decrease was primarily due to customer original equipment bookings.

Sales for the three months ended September 30, 2016 decreased by $153.2 million, or 14.0%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $20 million. The decrease was more heavily weighted toward original equipment sales with decreased sales into every region. Net sales to international customers, including export sales from the U.S., were approximately 62% and 68% of total sales for the three months ended September 30, 2016 and 2015, respectively.

Sales for the nine months ended September 30, 2016 decreased by $356.5 million, or 10.9%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $90 million. The decrease was more heavily weighted toward original equipment sales with decreased sales into every region except the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 63% and 66% of total sales for the nine months ended September 30, 2016 and 2015, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,137.7 million at September 30, 2016 decreased by $35.5 million, or 1.6%, as compared with December 31, 2015. Currency effects provided an increase of approximately $44 million. Approximately 30.4% of the backlog at September 30, 2016 was related to aftermarket orders.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Gross profit	$265.4	$388.8
Gross profit margin	28.1%	35.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Gross profit	$898.2	$1,089.6
Gross profit margin	30.8%	33.3%

Gross profit for the three months ended September 30, 2016 decreased by $123.4 million, or 31.7%, as compared with the same period in 2015. Gross profit margin for the three months ended September 30, 2016 of 28.1% decreased from 35.5% for the same period in 2015. The decrease in gross profit margin was primarily attributed to increased charges related to our Realignment Programs, the negative impact of decreased sales on our absorption of fixed manufacturing costs, unfavorable impacts of short-term operational inefficiencies related to the initial execution of certain realignment programs, lower margin projects that shipped from backlog and a $14.1 million adjustment to write down inventory in Brazil, partially offset by decreased accrued broad-based annual incentive compensation, realignment savings achieved and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 44% of total sales, as compared with approximately 42% of total sales for the same period in 2015.

Gross profit for the nine months ended September 30, 2016 decreased by $191.4 million, or 17.6%, as compared with the same period in 2015. Gross profit margin for the nine months ended September 30, 2016 of 30.8% decreased from 33.3% for the same period in 2015. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, unfavorable impacts of short-term operational inefficiencies related to the initial execution of certain realignment programs, lower margin projects that shipped from backlog, a $14.1 million adjustment to write down inventory in Brazil, increased charges related to our Realignment Programs and increased accrued broad-based annual incentive compensation, partially offset by realignment savings achieved and the negative impact of SIHI purchase price adjustments in 2015 that did not recur. Aftermarket sales increased to approximately 44% of total sales, as compared with approximately 43% of total sales for the same period in 2015.

Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
SG&A	$271.6	$223.5
SG&A as a percentage of sales	28.8%	20.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
SG&A	$737.1	$707.0
SG&A as a percentage of sales	25.3%	21.6%

SG&A for the three months ended September 30, 2016 increased by $48.1 million, or 21.5%, as compared with the same period in 2015. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the three months ended September 30, 2016 increased 840 basis points as compared with the same period in 2015 due primarily to increased bad debt expense as a result of the $63.2 million reserve established for our primary Venezuelan customer in the third quarter of 2016, lower sales leverage and increased charges related to our Realignment Programs, partially offset by decreased accrued broad-based annual incentive compensation and realignment savings achieved.

SG&A for the nine months ended September 30, 2016 increased by $30.1 million, or 4.3%, as compared with the same period in 2015. Currency effects yielded a decrease of approximately $14 million. SG&A as a percentage of sales for the nine months ended September 30, 2016 increased 370 basis points as compared with the same period in 2015 due primarily to increased bad debt expense as a result of the $63.2 million reserve established for our primary Venezuelan customer in the third quarter of 2016 , lower sales leverage and increased accrued broad-based annual incentive compensation, partially offset by decreased charges related to our Realignment Programs, realignment savings achieved and lower SIHI integration costs.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2016	2015
Net earnings from affiliates	$3.4	$2.6

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Net earnings from affiliates	$8.5	$6.3

Net earnings from affiliates for the three months ended September 30, 2016 increased $0.8 million, or 30.8%, as compared with the same period in 2015. The increase was primarily a result of increased earnings of our EPD joint venture in South Korea and IPD joint venture in Chile.

Net earnings from affiliates for the nine months ended September 30, 2016 increased $2.2 million, or 34.9%, as compared with the same period in 2015. The increase was primarily a result of increased earnings of our EPD joint venture in South Korea and IPD joint venture in Chile.

Operating (Loss) Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Operating (loss) income	$(2.8)	$167.8
Operating (loss) income as a percentage of sales	(0.3)%	15.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Operating income	$169.6	$388.8
Operating income as a percentage of sales	5.8%	11.9%

Operating loss for the three months ended September 30, 2016 increased by $170.6 million, as compared with income of $167.8 million in the same period in 2015. The increase included negative currency effects of approximately $4 million. The increase was primarily a result of the $123.4 million decrease in gross profit and a $48.1 million increase in SG&A.

Operating income for the nine months ended September 30, 2016 decreased by $219.2 million, or 56.4%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $13 million. The decrease was primarily a result of the $191.4 million decrease in gross profit and a $30.1 million increase in SG&A.

Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2016	2015
Interest expense	$(15.1)	$(16.3)
Interest income	0.9	0.5

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Interest expense	$(45.0)	$(47.7)
Interest income	2.2	1.5

Interest expense for the three and nine months ended September 30, 2016 decreased $1.2 million and $2.7 million, respectively as compared with the same periods in 2015. The $2.7 million decrease for the nine months was primarily attributable to decreased commitments and borrowings under our Revolving Credit Facility in 2016, as compared to the same period in 2015.

Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2016	2015
Other income (expense), net	$1.9	$(5.4)

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Other income (expense), net	$2.1	$(30.3)

Other income, net for the three months ended September 30, 2016 increased $7.3 million from a loss of $5.4 million in 2015, due primarily to a $11.5 million increase in gains from transactions in currencies other than our sites' functional currencies, partially offset by a $5.2 million decrease in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real, Mexican peso and Euro in relation to the U.S. dollar during the three months ended September 30, 2016, as compared with the same period in 2015.

Other income, net for the nine months ended September 30, 2016 increased $32.4 million from a loss of $30.3 million in 2015, due primarily to a $58.5 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $25.8 million decrease in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real, Canadian dollar, British pound, and Argentine peso in relation to the U.S. dollar during the nine months ended September 30, 2016, as compared with the same period in 2015, and the $18.5 million loss as a result of the remeasurement of our Venezuelan bolivar-denominated net monetary assets in the first quarter of 2015 that did not recur.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Provision for income taxes	$5.0	$52.1
Effective tax rate	(33.0)%	35.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Provision for income taxes	$47.8	$111.5
Effective tax rate	37.1%	35.7%

The effective tax rate of negative 33.0% for the three months ended September 30, 2016 decreased from 35.5% for the same period in 2015. The negative rate is caused by comparing the positive tax expense of $5.0 million with the pre-tax loss of $15.1 million. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2016 primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided.

Our effective tax rate of 37.1% for the nine months ended September 30, 2016 increased from 35.7% for the same period in 2015. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2016 primarily due to the net impact of foreign operations offset by the tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided.

Other Comprehensive Loss

	Three Months Ended September 30,
(Amounts in millions)	2016	2015
Other comprehensive loss	$(11.5)	$(49.3)

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Other comprehensive income (loss)	$0.8	$(134.1)

Other comprehensive loss for the three months ended September 30, 2016 decreased $37.8 million from a loss of $49.3 million in 2015. The decreased loss was primarily due to the foreign currency exchange rate movements of the Euro, Brazilian real, British pound and Mexican peso versus the U.S. dollar during the three months ended September 30, 2016, as compared with the same period in 2015.

Other comprehensive income for the nine months ended September 30, 2016 increased $134.9 million from a loss of $134.1 million in 2015. The increased income was primarily due to the foreign currency exchange rate movements of the Euro, Brazilian real, British pound and Mexican peso versus the U.S. dollar during the nine months ended September 30, 2016, as compared with the same period in 2015.

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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$497.5	$537.5
Sales	455.8	514.5
Gross profit	126.9	180.4
Gross profit margin	27.8%	35.1%
Segment operating (loss) income	(25.2)	77.7
Segment operating (loss) income as a percentage of sales	(5.5)%	15.1%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$1,387.5	$1,608.0
Sales	1,441.5	1,569.4
Gross profit	449.8	535.9
Gross profit margin	31.2%	34.1%
Segment operating income	98.5	232.8
Segment operating income as a percentage of sales	6.8%	14.8%
Bookings for the three months ended September 30, 2016 decreased by $40 million, or 7.4%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $15 million. The decrease in customer bookings was primarily driven by the chemical and power generation industries, offset by an increase in the oil and gas industry. Bookings decreased $31.0 million into Asia Pacific and $14.3 million into North America. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.5 million.
Bookings for the nine months ended September 30, 2016 decreased by $220.5 million, or 13.7%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $62 million. The decrease in customer bookings was primarily driven by the oil and gas industry and to a lesser extent, the chemical and general industries. Bookings decreased $58.2 million into the Middle East, $45.8 million into Latin America, $44.1 million into North America and $39.7 million into Asia Pacific. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $8.0 million.
Sales for the three months ended September 30, 2016 decreased $58.7 million, or 11.4%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $15 million. The decrease was due to both lower aftermarket and original equipment sales, resulting from decreased sales of $35.8 million into Latin America, $12.2 million into Asia Pacific, $3.4 million into the Middle East and $2.7 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $5.2 million.
Sales for the nine months ended September 30, 2016 decreased $127.9 million, or 8.1%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $67 million. The decrease was more heavily weighted towards aftermarket sales, resulting from decreased sales of $82.5 million into Latin America, $20.6 million into North America, $10.0 million into Africa and $8.9 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $9.6 million.
Gross profit for the three months ended September 30, 2016 decreased by $53.5 million, or 29.7%, as compared with the same period in 2015. Gross profit margin for the three months ended September 30, 2016 of 27.8% decreased from 35.1% for the same period in 2015. The decrease in gross profit margin was primarily attributable to a $13.6 million adjustment to write down inventory in Brazil, increased charges related to our Realignment Programs and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by realignment savings achieved.
Gross profit for the nine months ended September 30, 2016 decreased by $86.1 million, or 16.1%, as compared with the same period in 2015. Gross profit margin for the nine months ended September 30, 2016 of 31.2% decreased from 34.1% for the same period in 2015. The decrease in gross profit margin was primarily attributable to a $13.6 million adjustment to write down inventory in Brazil, increased charges related to our Realignment Programs and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by realignment savings achieved.
Operating loss for the three months ended September 30, 2016 increased by $102.9 million to a loss of $25.2 million, as compared with the same period in 2015. The increase included negative currency effects of approximately $4 million. The increase was due to a $53.5 million decrease in gross profit and a $50.4 million increase in SG&A (including a decrease due to currency effects of approximately $2 million). The increase in SG&A is primarily due to increased bad debt expense as a result of EPD's $60.9 million portion of the $63.2 million reserve established for our primary Venezuelan customer in the third quarter of 2016.
Operating income for the nine months ended September 30, 2016 decreased by $134.3 million, or 57.7%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $10 million. The decrease was due to a $86.1 million decrease in gross profit and a $50.3 million increase in SG&A (including a decrease due to currency effects of approximately $10 million). The increase in SG&A is primarily due to increased bad debt expense as a result of EPD's $60.9 million portion of the $63.2 million reserve established for our primary Venezuelan customer in the third quarter of 2016.
Backlog of $1,114.7 million at September 30, 2016 decreased by $42.6 million, or 3.7%, as compared with December 31, 2015. Currency effects provided an increase of approximately $29 million. Backlog at September 30, 2016 and December 31, 2015 included $10.8 million and $10.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 20 manufacturing facilities, five of which are located in the U.S, 10 in Europe, four in Asia, one in Latin America and it operates 32 QRCs worldwide, including 20 sites in Europe, six in the U.S., three in Latin America and three in Asia, including those co-located in manufacturing facilities.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$189.6	$236.5
Sales	203.3	241.6
Gross profit	32.1	69.0
Gross profit margin	15.8%	28.6%
Segment operating (loss) income	(15.7)	25.0
Segment operating (loss) income as a percentage of sales	(7.7)%	10.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$609.5	$689.9
Sales	615.8	725.8
Gross profit	132.8	170.7
Gross profit margin	21.6%	23.5%
Segment operating (loss) income	(6.2)	18.7
Segment operating (loss) income as a percentage of sales	(1.0)%	2.6%
Bookings for the three months ended September 30, 2016 decreased by $46.9 million, or 19.8%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $1 million. The decrease in customer bookings was primarily driven by the chemical industry and, to a lesser extent, the power and oil and gas industries. Bookings decreased $13.5 million into Asia Pacific, $12.2 million into North America, $11.4 million into Africa and $7.5 million into Europe. The decrease was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.1 million.
Bookings for the nine months ended September 30, 2016 decreased by $80.4 million, or 11.7%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $7 million. The decrease in customer bookings was primarily driven by the oil and gas, chemical and power generation industries. Bookings decreased $22.1 million into Asia Pacific, $18.2 million into North America, $16.5 million into Europe, $14.2 million into Africa and $9.1 million into Latin America. The decrease was driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $8.0 million.

Sales for the three months ended September 30, 2016 decreased $38.3 million, or 15.9%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $3 million and was primarily driven by customer original equipment sales. Customer sales decreased $19.9 million into Europe, $5.1 million into North America, $4.3 million into the Middle East and $2.0 million into Latin America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $7.0 million when compared to the same period in 2015.
Sales for the nine months ended September 30, 2016 decreased $110 million, or 15.2%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $10 million and was primarily driven by customer original equipment sales. Customer sales decreased $47.0 million into Europe, $23.6 million into Asia Pacific, $13.3 million into Latin America, $10.1 million into North America and $4.7 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $10.2 million when compared to the same period in 2015.
Gross profit for the three months ended September 30, 2016 decreased by $36.9 million, or 53.5%, as compared with the same period in 2015. Gross profit margin for the three months ended September 30, 2016 of 15.8% decreased from 28.6% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, increased charges related to our Realignment Programs and the unfavorable impact of short-term operational inefficiencies related to the initial execution of certain realignment programs.
Gross profit for the nine months ended September 30, 2016 decreased by $37.9 million, or 22.2%, as compared with the same period in 2015. Gross profit margin for the nine months ended September 30, 2016 of 21.6% decreased from 23.5% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, increased charges related to our Realignment Programs and the unfavorable impact of short-term operational inefficiencies related to the initial execution of certain realignment programs, partially offset by the negative impact of SIHI purchase price adjustments in 2015 that did not recur.
Operating loss for the three months ended September 30, 2016 increased by $40.7 million, to a loss of $15.7 million, as compared with the same period in 2015. The increase included negative currency effects of less than one million. The increase was primarily due to the $36.9 million decrease in gross profit and a $4.0 million increase in SG&A related primarily to increased charges related to our Realignment Programs.
Operating loss for the nine months ended September 30, 2016 increased by $24.9 million, to a loss of $6.2 million, as compared with the same period in 2015. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $37.9 million decrease in gross profit, partially offset by an $12.2 million decrease in SG&A related primarily to savings achieved and decreased charges related to our Realignment Programs and lower SIHI integration costs.
Backlog of $434.1 million at September 30, 2016 increased by $9.5 million, or 2.2%, as compared with December 31, 2015. Currency effects provided an increase of approximately $15.4 million. Backlog at September 30, 2016 and December 31, 2015 included $19.5 million and $15.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$291.9	$311.1
Sales	299.3	367.9
Gross profit	107.3	136.6
Gross profit margin	35.9%	37.1%
Segment operating income	52.8	77.1
Segment operating income as a percentage of sales	17.6%	21.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015
Bookings	$913.8	$988.6
Sales	915.5	1,051.5
Gross profit	314.7	379.2
Gross profit margin	34.4%	36.1%
Segment operating income	140.1	186.3
Segment operating income as a percentage of sales	15.3%	17.7%
Bookings for the three months ended September 30, 2016 decreased $19.2 million, or 6.2%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $4 million. The decrease in customer bookings was primarily driven by the general industries. Customer bookings decreased $4.9 million into the Middle East, $4.2 million into North America, $2.8 million into Latin America and $2.2 million into Africa. The decrease was more heavily weighted toward aftermarket bookings.
Bookings for the nine months ended September 30, 2016 decreased $74.8 million, or 7.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $18 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the chemical and general industries. Customer bookings decreased $49.9 million into North America, $28.9 million into the Middle East and $5.1 million into Africa, partially offset by an increase of $13.1 million into Latin America. The decrease was primarily due to original equipment bookings.
Sales for the three months ended September 30, 2016 decreased $68.6 million, or 18.6%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $3 million and was primarily driven by decreased customer original equipment sales. Sales decreased $24.0 million into Asia Pacific, $21.8 million into Europe, $13.4 million into Latin America, $5.9 million into North America and $3.5 million into the Middle East.
Sales for the nine months ended September 30, 2016 decreased $136.0 million, or 12.9%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $12 million and was primarily driven by decreased customer original equipment sales. Sales decreased $55.4 million into Asia Pacific, $52.2 million into Europe, $36.3 million into North America and $25.8 million into Latin America, partially offset by increased sales of $26.9 million into the Middle East.
Gross profit for the three months ended September 30, 2016 decreased by $29.3 million, or 21.4%, as compared with the same period in 2015. Gross profit margin for the three months ended September 30, 2016 of 35.9% decreased from 37.1% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and decreased charges related to our Realignment Programs.
Gross profit for the nine months ended September 30, 2016 decreased by $64.5 million, or 17.0%, as compared with the same period in 2015. Gross profit margin for the nine months ended September 30, 2016 of 34.4% decreased from 36.1% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and decreased charges related to our Realignment Programs compared to the same period in 2015.
Operating income for the three months ended September 30, 2016 decreased by $24.3 million, or 31.5%, as compared with the same period in 2015. The decrease included negative currency effects of less than a million. The decrease was primarily attributable to the $29.3 million decrease in gross profit, partially offset by decreased SG&A of $5.0 million. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses as compared to the same period in 2015.
Operating income for the nine months ended September 30, 2016 decreased by $46.2 million, or 24.8%, as compared with the same period in 2015. The decrease included negative currency effects of approximately $2 million. The decrease was primarily attributable to the $64.5 million decrease in gross profit, partially offset by decreased SG&A of $18.5 million. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses as compared to the same period in 2015.
Backlog of $620.7 million at September 30, 2016 decreased by $1.3 million, or 0.2%, as compared with December 31, 2015. Currency effects provided an increase of less than a million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Net cash flows provided by operating activities	$58.2	$131.0
Net cash flows used by investing activities	(68.9)	(488.1)
Net cash flows (used) provided by financing activities	(101.5)	171.2

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2016 was $260.9 million, as compared with $366.4 million at December 31, 2015.
Our cash balance decreased by $105.5 million to $260.9 million at September 30, 2016 as compared with December 31, 2015. The cash used during the first nine months of 2016 included $73.0 million in dividend payments, $64.5 million in capital expenditures and $45.0 million of payments on long-term debt.
For the nine months ended September 30, 2016, our cash provided by operating activities was $58.2 million, as compared with $131.0 million for the same period in 2015. Cash flow used by working capital decreased for the nine months ended September 30, 2016, due primarily to decreased uses of cash related to inventory and accounts payable, partially offset by increased uses of cash related to accrued liabilities and income tax payable as compared to the same period in 2015.
Decreases in accounts receivable provided $70.2 million of cash flow for the nine months ended September 30, 2016 as compared with $66.7 million for the same period in 2015. The decrease in accounts receivable was partially attributable to lower sales during the period as compared to the same period in 2015. As of September 30, 2016 and 2015 our days’ sales outstanding ("DSO") was 86 days. We continue to experience delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer.  Our total outstanding gross accounts receivable with this customer was approximately 7% of our gross accounts receivable at both September 30, 2016 and December 31, 2015, respectively, of which 100% and 64% has been classified as long-term within other assets, net on our condensed consolidated balance sheet at September 30, 2016 and December 30, 2015, respectively. These accounts receivable are primarily U.S. dollar-denominated and not disputed. However, while we have not historically had write-offs relating to this customer, the accounts receivable continue to be significantly in arrears. The increased deterioration of the social, political, economic and legal climate in 2016 has given rise to significant uncertainties about Venezuela's economic and political stability, and while we continue to conduct business on a prepayment basis with the Venezuelan customer, the volume of activity has diminished significantly throughout 2016 from prior year levels. In September, the Venezuelan customer offered current bondholders the ability to swap their current bonds for new bonds with a delayed maturity, price premium and higher coupon rate due to their current inability to service their debt obligations. As a result of the bond swap offer, S&P Global Ratings downgraded the customer's bonds to CC which potentially indicates that default is imminent with little prospect for recovery. Although we do not currently hold any related bonds, we interpret this action to be indicative of the customer's increasing inability to make future payments on our accounts receivable. Accordingly, due to these actions and the diminished activity of business and payments in 2016, we have estimated that as of September 30, 2016 our ability to fully collect the accounts receivable from our primary Venezuelan customer has become less than probable and we recorded a charge of $63.2 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments and on-going business with our Venezuelan customer.
Increases in inventory used $47.4 million and $119.5 million of cash flow for the nine months ended September 30, 2016 and September 30, 2015, respectively. Inventory turns were 2.6 times at September 30, 2016 as compared with 2.5 times for the same period in 2015. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $97.8 million of cash flow for the nine months ended September 30, 2016 as compared with $157.9 million for the same period in 2015. Decreases in accrued liabilities and income taxes payable used $90.3 million of cash flow for the nine months ended September 30, 2016 as compared with $3.0 million for the same period in 2015.
Cash flows used by investing activities during the nine months ended September 30, 2016 were $68.9 million as compared with $488.1 million for the same period in 2015. Cash outflows for the same period in 2015 resulted primarily from payments for the SIHI acquisition of $353.7 million. In the second quarter of 2016 we divested of a non-strategic foundry business which resulted in a cash outflow of $5.1 million and a loss of $7.7 million. Capital expenditures during the nine months ended September 30, 2016 were $64.5 million, a decrease of $74.1 million as compared with the same period in 2015. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2016, total capital expenditures are expected to be between $105 million and $115 million.
Cash flows used by financing activities during the nine months ended September 30, 2016 were $101.5 million as compared with a source of cash of $171.2 million for the same period in 2015. Cash outflows during the nine months ended September 30, 2016 resulted primarily from $73.0 million of dividend payments and $45.0 million of payments on long-term debt. Cash inflows for the same period in 2015 resulted primarily from the $526.3 million net proceeds from the issuance of the 2022 Euro Senior Notes, partially offset by the repurchase of $249.7 million of common shares and $70.0 million of dividend payments.
Our Senior Credit Facility matures in October 2020. Approximately 6% of our outstanding Term Loan Facility is due to mature in the remainder of 2016 and approximately 25% in 2017. As of September 30, 2016, we had available capacity of $608.8 million on our $1.0 billion Revolving Credit Facility. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During each of the nine months ended September 30, 2016 and 2015 we contributed $20.0 million to our U.S. pension plan. At December 31, 2015 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we do not anticipate making any additional contributions to our U.S. pension plan in 2016, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At September 30, 2016, $258.8 million of our total cash balance of $260.9 million was held by foreign subsidiaries, $163.8 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $163.8 million could be repatriated resulting in a U.S. cash tax liability between $5.0 million and $15.0 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of September 30, 2016, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
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
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2015 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through September 30, 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2016, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At September 30, 2016, we had $240.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 2.09%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.8 million for the nine months ended September 30, 2016.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net losses associated with foreign currency translation of $15.7 million and $54.5 million for the three months September 30, 2016 and 2015, respectively, and $10.6 million and $147.3 million for the nine months ended September 30, 2016 and 2015, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of September 30, 2016, we had a U.S. dollar equivalent of $427.2 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $397.3 million at December 31, 2015. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $1.4 million and $(5.0) million for the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $(29.3) million for the nine months ended September 30, 2016 and 2015, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2016, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2016 would have impacted our net earnings by approximately $6 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended September 30, 2016 we had no repurchases of common shares. As of September 30, 2016, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2016:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	2,305	(1)	$46.08	—	$160.7
August 1 - 31	3,007	(2)	46.85	—	160.7
September 1 - 30	2,652	(1)	46.77	—	160.7
Total	7,964		$46.60	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 61 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $47.49, and 2,946 shares purchased at a price of $46.84 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	October 27, 2016	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2016	/s/ Karyn F. Ovelmen
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective August 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2016).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.