Form 10-K
period 2016-12-31
FLOWSERVE CORP
filed 2017-02-16
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $3,389,096,066. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 10, 2017 was 130,520,401.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2017 Annual Meeting of Shareholders scheduled to be held on May 18, 2017 is incorporated by reference into Part III hereof.

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
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2016 and 2015 consisted of:

	2016	2015
• oil and gas	36%	36%
• general industries(1)	25%	24%
• chemical	21%	22%
• power generation	14%	14%
• water management	4%	4%

(1)
General industries includes mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2016 and 2015 were as follows:

	2016	2015
• North America	40%	39%
• Europe	22%	22%
• Asia Pacific	18%	18%
• Middle East and Africa	13%	12%
• Latin America	7%	9%
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 16 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
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
Our sales, product management and commercialization, R&D and strategy leadership reports to our Chief Sales and Strategy Officer. We believe this structure positions the Company to execute coordinated customer-centric business and sales strategies, promoting collaboration and best practices across the organization to drive growth.
Strategies
Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and leveraging the power of our portfolio of products and services to attract new customers. It also includes delivering specific end-user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. This objective is pursued by cultivating a corporate culture based on workplace safety for our employees, ethical and transparent business practices and a dedicated focus on serving our customers. These three pillars support a collaborative, 'One Flowserve' approach that leverages a diverse and inclusive work environment worldwide. We seek to drive increasing enterprise value by using the following strategies: disciplined profitable growth, customer intimacy, innovation and portfolio management, strategic localization, operational excellence, employee focus and sustainable business model. The key elements of these strategies are outlined below.
Disciplined Profitable Growth
Disciplined profitable growth is focused on growing revenues profitably from our existing portfolio of products and services, as well as through the development or acquisition of new customer-driven products and services. Its overarching goals are to focus on opportunities that can maximize the organic growth from existing customers and to evaluate potential new customer-partnering initiatives that maximize the capture of products' total life cycle value. We believe we are the largest major pump, valve and seal company that can offer customers a differentiated option of flow management products and services across a broad portfolio, as well as offer additional options that include any combination of products and solution support packages.
We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket parts and services business. To date, the aftermarket business has provided us with a steady source of revenues and cash flows at higher margins than are typically realized with original equipment sales. Aftermarket sales represented approximately 45% and 43% of total sales in 2016 and 2015, respectively. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and expand the aftermarket business created from our installed base.
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

We have a track record of success in the area of remotely monitoring and diagnosing flow control equipment for our customers. Our approach is to build on that success by utilizing new technologies and best-in-class technology partners. The growth and acceleration in this space has created new opportunities to build on our existing capabilities, while also creating opportunities to offer more comprehensive solutions that help our customers leverage their infrastructure investments and gain new insight into the performance and reliability of their pump and flow control products. Partnering with best-in-class technology vendors provides both Flowserve and our partners a mutually beneficial opportunity to deliver solutions that benefit customers by optimizing their operating performance and lowering their total cost of ownership
We continually evaluate acquisitions, joint ventures and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence and operational capabilities to meet the growing needs of our customers. We evaluate all investment opportunities through a decision filtering process to ensure a good strategic, financial and cultural fit.
Strategic Localization
Strategic localization continues to drive our global growth strategy. While we are a global company, we recognize that opportunities still remain. Therefore, we strive to advance our presence in geographies that we believe are critical to our future success as a company by focusing on the following areas:

•	expanding our global presence to capture business in developing geographic market areas;

•	expanding our low-cost manufacturing capabilities in Southeast Asia and Latin America for local markets and exports;

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our growth plans in new geographical areas.
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

We continue to develop and increase our manufacturing, engineering and sourcing functions in lower-cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value-add from our supply base of materials and components and satisfy local content requirements. In 2016, these lower-cost regions supplied our business segments with direct materials ranging from 25% to 35% of business segment spending.
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
We seek to increase our operational efficiency through our Continuous Improvement Process ("CIP") initiative, which utilizes tools such as value analysis, value engineering, six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted CIP training tailored to maximize the impact on our business. At this date, we have approximately 1,700 active employees that are CIP-trained or certified as "Green Belts," "Black Belts" or "Master Black Belts," and are deployed on CIP projects throughout our operations and supporting functions of the business. As a result of the CIP initiative, we have developed and implemented processes at various sites to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, optimize working capital levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.
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

•	developing talent acquisition programs to address current and future critical talent needs to support our emerging markets and global growth;

•	capturing the intellectual capital in the current workforce, disseminating it throughout our company and sharing it with customers as a competitive advantage;

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
Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, project management, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2016 and current forecasts for 2017, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
In the aftermarket portion of our business, we compete against large, well-established national and global competitors and, in some markets, against regional and local companies. In the oil and gas and chemical industries, the primary competitors for aftermarket services tend to be customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our "N Stamp" certification, which is a prerequisite to serve customers in that industry, as well as our considerable base of proprietary knowledge. Aftermarket competition for standardized products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.
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
Our ability to use our portfolio of products, solutions and services to meet customer needs is a competitive strength. Our market approach is to create value for our customers throughout the life cycle of their investments in flow control management. We continue to explore and develop potential new offerings in conjunction with our customers. In the early phases of project design, we endeavor to create value in optimizing the selection of equipment for the customer’s specific application, as we are capable of providing technical expertise on product and system capabilities even outside the scope of our specific products, solutions and services. After the equipment is constructed and delivered to the customer’s site, we continue to create value through our aftermarket capabilities by optimizing the performance of the equipment over its operational life. Our skilled service personnel can provide these aftermarket services for our products, as well as many competitors’ products, within the installed base. This value is further enhanced by the global reach of our QRCs and, when combined with our other solutions for our customers’ flow control management needs, allows us to create value for our customers during all phases of the capital and operating expenditure cycles.

New Product Development
We spent $42.8 million, $45.9 million and $40.9 million during 2016, 2015 and 2014, respectively, on company-sponsored R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe our R&D expenditures are adequate to sustain our ongoing and necessary future product development. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the "Business Segments" heading below.
Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management and general industries. We believe that we do not have sales to any individual customer that represent 10% or more of consolidated 2016 revenues. Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.
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
Metal castings used in the manufacture of our pump, valve, and mechanical seals are purchased from qualified and approved foundry sources. We remain vertically integrated with metal castings in certain strategic product families.

Concerning the products we supply to customers in the nuclear power generation industry, suppliers of raw materials for nuclear power generation markets must be qualified to meet the requirements of nuclear industry standards and governmental regulations. Supply channels for these materials are currently adequate, and we do not anticipate difficulty in obtaining such materials in the future.
Employees and Labor Relations
We have approximately 18,000 employees globally as of December 31, 2016. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Mexico, The Netherlands, Spain, South Africa, Sweden, Thailand and the United Kingdom ("U.K."). We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2016 revenues.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $259.1 million in 2016, $295.6 million in 2015 and $338.5 million in 2014.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 16 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2016, 2015 and 2014.

ENGINEERED PRODUCT DIVISION
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and related services. EPD includes longer lead time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD products and services are primarily used by companies that operate in the oil and gas, power generation, chemical, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to meet the critical operating demands of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 32 plants worldwide, 10 of which are located in Europe, 10 in North America, seven in Asia Pacific and five in Latin America.
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
EPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD products and globally recognized brands:
EPD Product Types

Between Bearings Pumps	Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Multiphase	• Gas Barrier Seals
• Screw	• Dry-Running Seals

Specialty Products
• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydroturbine
• Cryogenic Pumps	• Energy Recovery Devices
• CVP Concrete Volute Pumps	• Hydraulic Decoking Systems
• Wireless Transmitters	• API Slurry Pumps

EPD Brand Names

• BW Seals	• LifeCycle Advantage
• Byron Jackson	• Niigata Worthington
• Calder Energy Recovery Devices	• QRC™
• Cameron	• Pacific
• Durametallic	• Pacific Weitz
• FEDD Wireless	• Pac-Seal
• Five Star Seal	• ReadySeal
• Flowserve	• United Centrifugal
• GASPAC™	• Western Land Roller
• IDP	• Wilson-Snyder
• Interseal	• Worthington
• Lawrence	• Worthington-Simpson

EPD Services
We provide engineered aftermarket services through our global network of 123 QRCs, some of which are co-located in manufacturing facilities, in 47 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
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
As new sources of energy generation are explored, we continue to develop new product designs to support the most critical applications in the power generation market. New designs and qualification test programs continue to support the critical services found in the modern nuclear power generation plant. Continued engagement with our end users is exemplified through completion of advancements in coke cutting technology, nozzle design and auxiliary equipment improvements, as well as creation of an automated cutting system to improve operator safety.
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
In 2016, EPD continued to advance our Insight platform (formerly known as Technology Advantage) through the Integrated Solutions Organization ("ISO"). This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end-user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence. Additionally, we have been exploring the "additive manufacturing" opportunities in our products and auxiliary systems.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business.

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
EPD Backlog
EPD’s backlog of orders as of December 31, 2016 was $966.8 million (including $11.7 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1,157.3 million (including $10.5 million of interdivision backlog) as of December 31, 2015. We expect to ship approximately 87% of December 31, 2016 backlog during 2017.
INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, distribute and service pre-configured engineered pumps and pump systems, including submersible motors, for industrial markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water management, power generation and general industries. Our products are currently manufactured in 20 manufacturing facilities, five of which are located in the U.S and 10 in Europe, four in Asia, one in Latin America. IPD operates 32 QRCs worldwide, including 20 sites in Europe, six in the U.S., three in Asia Pacific and three in Latin America.
IPD Products
We manufacture approximately 40 different active types of pumps, which are available in a wide range of metal alloys and non-metallics with a variety of configurations to meet the critical operating demands of our customers. The following is a summary list of our IPD products and globally recognized brands:

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
IPD Backlog
IPD’s backlog of orders as of December 31, 2016 was $373.5 million (including $14.2 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $424.6 million (including $15.7 million of interdivision backlog) as of December 31, 2015. We expect to ship approximately 90% of December 31, 2016 backlog during 2017.
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
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 26 principal manufacturing facilities, five of which are located in the U.S., 13 located in Europe, seven located in Asia Pacific and one located in Latin America. FCD operates 32 QRCs worldwide, including 11 sites in Europe, 11 in the U.S., nine in Asia Pacific and one in Latin America.
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
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Pentair Ltd., Cameron International Corp. (a Schlumberger company), Emerson Electric Co., General Electric Co. and Crane Co.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2016 was $584.5 million, compared with $622.0 million as of December 31, 2015. We expect to ship approximately 87% of December 31, 2016 backlog during 2017.
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

We may be unable to deliver our backlog on time, which could affect our revenues, future sales and profitability and our relationships with customers.
At December 31, 2016, backlog was $1.9 billion. In 2017, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India and Latin America. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•
instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe, and political conditions in Russia, the Middle East, North Africa, Latin America and other emerging markets;

•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•political or economic instability relating to the recent Brexit referendum in the United Kingdom;

•	uncertainties related to any geopolitical, economic and regulatory effects or changes due to the 2016 U.S. presidential election;
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
Some of the risks outlined above are particularly prevalent in Venezuela. The operating environment in Venezuela is challenging, with high inflation, increased risk of political and economic instability and increased government restrictions. As a result of these factors, we have experienced delays in payments from the national oil company in Venezuela, our primary Venezuelan customer, though these amounts are not disputed. Due to certain actions of this customer and the diminished activity of business and payments in 2016, we have estimated that our ability to fully collect the accounts receivable from our primary Venezuelan customer has become less than probable and we recorded a charge to selling, general and administrative expense ("SG&A") to fully reserve for those potential uncollectible accounts receivable and a charge to cost of sales ("COS")to reserve for related net inventory exposures. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report. Going forward, additional government actions, political and labor unrest, or other economic headwinds, including the Venezuelan government's inability to fulfill its fiscal obligations, could have further adverse impacts on our ability to fully collect our receivable and our business in Venezuela.
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
There may be uncertainty as to the position the U.S. will take with respect to world affairs and events following the 2016 U.S. presidential election and related change in the U.S. political agenda, coupled with the transition of administrations. This uncertainty may relate to such issues as the new administration’s support or plans for new or existing treaty and trade relationships with other countries, such as the January 2017 U.S. withdrawal from the Trans-Pacific Partnership, which may affect restrictions or tariffs imposed on products we buy or sell. This uncertainty, together with other key global events during

2016 (such as the continuing uncertainty arising from the Brexit referendum in the U.K. as well as ongoing terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the U.S. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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
We are a defendant in a substantial number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. Such products were used as internal components of process equipment, and we do not believe that there was any significant emission of asbestos-containing fibers during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits are covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that coverage or payments made by insurance or such other companies would be adequate. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our business may be adversely impacted by work stoppages and other labor matters.
As of December 31, 2016, we had approximately 18,000 employees, of which approximately 5,000 were located in the U.S. Approximately 5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Mexico, The Netherlands, Spain, South Africa, Sweden, Thailand and the U.K. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
We depend on key personnel, the loss of whom would harm our business.
Our future success will depend in part on the continued service of key executive officers and personnel. The loss of the services of any key individual could harm our business. Our future success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for officers and employees in our industry is intense and we may not be successful in attracting and retaining such personnel.
We have recently experienced changes in our senior management, including the resignation and retirement of Mark A. Blinn, our President and Chief Executive Officer, effective March 31, 2017, and the hiring of his successor, R. Scott Rowe.
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
We maintain defined benefit pension plans that are required to be funded in the U.S., Belgium, Canada, India, Italy, Mexico, The Netherlands, Switzerland and the U.K., and defined benefit plans that are not required to be funded in Austria, France, Germany, Japan and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. This impact may be particularly prevalent where we maintain significant concentrations of specified investments, such as the U.K. equity and fixed income securities in our non-U.S. defined benefit plans. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $290 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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
Goodwill is not amortized, but is tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Reductions in or impairment of the value of our goodwill or other intangible assets will result in charges against our earnings, which could have a material adverse effect on our reported results of operations and financial position in future periods.
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In recent years, the estimated fair value of EPO and IPD have fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2016, we will continue to monitor their performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
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
In April 2015, we announced cost saving actions and a strategic manufacturing optimization initiative intended to reduce our cost structure and drive an optimized, low-cost manufacturing footprint. This initiative was expanded in the latter half of 2015 and the beginning of 2016 to include additional realignment activities that will continue beyond 2016. This initiative will involve reducing our workforce, accelerating structural changes in our global manufacturing footprint through leveraging investments in low-cost regions, additional consolidation of product manufacturing and further SG&A reductions.
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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2016 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Square Footage
EPD
U.S.	4	725,000
Non-U.S.	15	2,741,000
IPD
U.S.	4	593,000
Non-U.S.	10	2,648,000
FCD
U.S.	5	1,027,000
Non-U.S.	12	1,764,000

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
Market Information and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 10, 2017, our records showed 1,113 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2016	2015
First Quarter	$47.21/$35.40	$64.41/$52.75
Second Quarter	52.32/42.10	59.99/51.14
Third Quarter	49.45/44.17	53.01/39.47
Fourth Quarter	51.72/41.35	48.64/39.72

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2016 and 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 23, 2016	January 3, 2017	January 13, 2017	$0.19
August 29, 2016	September 30, 2016	October 14, 2016	0.19
May 19, 2016	June 24, 2015	July 8, 2016	0.19
February 18, 2016	March 25, 2016	April 8, 2016	0.19

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 8, 2015	December 23, 2015	January 6, 2016	$0.18
September 14, 2015	September 25, 2015	October 9, 2015	0.18
May 21, 2015	June 26, 2015	July 10, 2015	0.18
February 17, 2015	March 27, 2015	April 10, 2015	0.18

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
During the quarter ended December 31, 2016, we had no repurchases of common shares. As of December 31, 2016, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	181	(1)	$43.39	—	$160.7
November 1 - 30	3,329	(2)	41.79	—	160.7
December 1 - 31	148	(1)	48.15	—	160.7
Total	3,658		$42.13	—

_______________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 25 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $45.90, and 3,304 shares purchased at a price of $41.76 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2011, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base Period	December 31,
Company/Index	2011	2012	2013	2014	2015	2016
Flowserve Corporation	$100.00	$149.54	$243.13	$186.21	$132.99	$154.29
S&P 500 Index	100.00	115.99	153.54	174.54	176.94	198.09
S&P 500 Industrial Machinery	100.00	127.49	185.89	195.27	187.54	238.07

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016(a)	2015(b)(g)	2014(g)	2013(c)(g)	2012(g)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$3,991,462	$4,561,030	$4,877,885	$4,954,619	$4,751,339
Gross profit	1,231,554	1,487,318	1,714,617	1,688,095	1,580,951
Selling, general and administrative expense	(965,322)	(971,611)	(936,900)	(966,829)	(922,125)
Operating income	277,455	525,568	789,832	760,283	675,778
Interest expense	(60,137)	(65,270)	(60,322)	(54,413)	(43,520)
Provision for income taxes	(75,286)	(148,922)	(208,305)	(204,701)	(160,766)
Net earnings attributable to Flowserve Corporation	145,060	267,669	518,824	485,530	448,339
Net earnings per share of Flowserve Corporation common shareholders (basic)(d)	1.11	2.01	3.79	3.43	2.86
Net earnings per share of Flowserve Corporation common shareholders (diluted)(d)	1.11	2.00	3.76	3.41	2.84
Cash flows from operating activities	227,594	418,102	570,160	488,628	516,723
Cash dividends declared per share(d)	0.76	0.72	0.64	0.56	0.48
FINANCIAL CONDITION
Working capital	$1,153,220	$1,127,234	$1,176,333	$1,144,154	$1,006,152
Total assets	4,742,762	4,980,657	4,856,258	4,928,277	4,743,597
Total debt	1,570,623	1,620,996	1,145,658	1,190,231	919,398
Retirement obligations and other liabilities	410,168	387,786	362,970	387,823	406,231
Total equity	1,669,195	1,683,733	1,941,843	1,877,121	1,894,475
FINANCIAL RATIOS
Return on average net assets(e)	5.5%	9.9%	18.6%	17.5%	16.7%
Net debt to net capital ratio(f)	41.9%	42.7%	26.4%	30.6%	24.5%

_______________________________________

(a)	Results of operations in 2016 include costs of $94.8 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $75.8 million.

(b)	Results of operations in 2015 include costs of $108.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $85.0 million.

(c)	Results of operations in 2013 include costs of $10.7 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $7.6 million.

(d)	Periods prior to 2013 have been retrospectively adjusted for a three-for-one stock split.

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

(g)
Financial condition and financial ratios have been retrospectively adjusted to reflect the adoption of ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes."  These adjustments are more fully described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 183 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
Our operations are conducted through three business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"):

•	Engineered Product Division for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division for pre-configured engineered pumps and pump systems and related products and services; and

•	Flow Control Division for engineered and industrial valves, control valves, actuators and controls and related services.
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
During 2015, 2016 and in early 2017, we have been challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. This has been further compounded by economic and geo-political conditions in Latin America, the Middle East and China. In addition, we experienced lower than expected activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets. We expect that the current environment will persist into 2017, with potential improvement in the second half of the year.
We have experienced a deterioration from plan in the operating results of our Engineered Product Operations ("EPO") and IPD reporting units which we believe was both operationally and market driven. We have concluded that there is no impairment of the goodwill associated with EPO and IPD as of December 31, 2016. Conditions are uncertain and can quickly change in the markets in which we operate which could result in sustained or further deterioration and could impact the recoverability of certain of our long-lived assets, including goodwill. We will continue to closely monitor their performance and related market conditions.
To better align costs and improve long-term efficiency, we initiated Realignment Programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives, transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets. At the completion of the programs, we expect a 15% to 20% reduction in our global workforce, relative to early 2015 workforce levels. With an expected near-term investment of approximately $400 million, including projects still under final evaluation, we expect the results of our Realignment Programs will deliver annualized run-rate savings of approximately $230 million. Since inception of the Realignment Programs in 2015, we have incurred charges of $222.6 million and we expect to incur most remaining charges in 2017.
In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2017" section included below in this MD&A.
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
Oil and Gas
The oil and gas industry represented approximately 36% of our bookings in both 2016 and 2015. Capital spending in the oil and gas industry decreased in 2016 compared to the previous year due to continued broad-based capital spending declines, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. Aftermarket opportunities in this industry decreased in 2016 due to deferred spending on our customers' repair and maintenance budgets and the impact of end-user union strikes in North America.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. We believe lower oil prices that began in the fourth quarter of 2014 will continue to negatively impact oil and gas upstream investment most acutely and impact mid-stream and downstream investment to a lesser extent. In addition, a reduction in the overall level of spending by oil and gas companies could continue to decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid in spite of the current down cycle as the industry works through current excess supply with projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this challenging environment.
Chemical
The chemical industry, which represented approximately 21% and 22% of our bookings in 2016 and 2015, respectively, experienced a decreased level of capital spending in 2016 due to broad-based capital spending declines, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. The aftermarket opportunities decreased in 2016 due to deferred spending of our customers' repair and maintenance budgets.
The outlook for the chemical industry remains heavily dependent on global economic conditions. As global economies stabilize and unemployment conditions improve, a rise in consumer spending should follow. An increase in spending would drive greater demand for chemical-based products supporting improved levels of capital investment. We believe the chemical industry in the near-term will continue to invest in North America and Middle East capacity additions, maintenance and upgrades for optimization of existing assets and that developing regions will selectively invest in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well-positioned to serve the potential growth opportunities in this industry.
Power Generation
The power generation industry represented approximately 14% of our bookings in both 2016 and 2015. In 2016, the power generation industry continued to experience some softness in capital spending in the mature regions driven by the uncertainty related to environmental regulations, as well as potential regulatory impacts to the overall civilian nuclear market. In the developing regions, capital investment remained in place driven by increased demand forecasts for electricity in countries such as China and India. Global concerns about the environment continue to support an increase in desired future capacity from renewable energy sources. The majority of the active and planned construction throughout 2016 continued to utilize designs based on fossil fuels. Natural gas increased its percentage of utilization driven by market prices for gas remaining low and relatively stable. With the potential of unconventional sources of gas, such as shale gas, the power generation industry is forecasting an increased use of this form of fuel for power generation plants.
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
Water Management
The water management industry represented approximately 4% our bookings in both 2016 and 2015. Water management industry activity level experienced some softness in 2016 despite worldwide demand for fresh water and water treatment continuing to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.
General Industries
General industries represented, in the aggregate, approximately 25% and 24% of our bookings in 2016 and 2015, respectively. General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2016 and 2015. General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve.
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
In the first and second quarters of 2015, we initiated realignment programs that consist of both restructuring and non-restructuring charges ("Realignment Programs") that are further discussed in Note 18 of our consolidated financial statements included in Item 8 of this Annual Report. The Realignment Programs have continued throughout 2016 and the total charges for the Realignment Programs by segment are detailed below for the years ended December 31, 2016 and 2015:

	December 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$30,642	$26,224	$8,038	$64,904	$8	$64,912
SG&A	13,804	8,400	3,367	25,571	4,450	30,021
Income tax expense	6,000	2,800	600	9,400	—	9,400
Total	$50,446	$37,424	$12,005	$99,875	$4,458	$104,333

	December 31, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$20,229	$28,607	$17,884	$66,720	$—	$66,720
SG&A	14,006	15,407	11,024	40,437	—	40,437
Income tax expense	3,400	6,500	1,200	11,100	—	11,100
Total	$37,635	$50,514	$30,108	$118,257	$—	$118,257
We anticipate a total investment in these Realignment Programs of approximately $400 million, including projects still under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $222.6 million and we expect to incur most remaining charges in 2017.
Based on actions under our Realignment Programs, we estimate that we have achieved annual cost savings of approximately $120 million as of December 31, 2016, of which approximately $75 million was in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect annual run-rate cost savings of approximately $230 million. Actual savings could vary from expected savings, which represent management’s best estimate to date.
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
Note 2 to our consolidated financial statements included in Item 8 of this Annual Report discusses the details of the above acquisition and disposition.
Bookings and Backlog

	2016	2015	2014
	(Amounts in millions)
Bookings	$3,760.4	$4,176.8	$5,161.0
Backlog (at period end)	1,897.7	2,173.2	2,704.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from bookings. Bookings of $3.8 billion in 2016 decreased by $416.4 million, or 10.0%, as compared with 2015. The decrease included negative currency effects of approximately $108 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the chemical and general industries. The decrease was primarily due to customer original equipment bookings.

Bookings in 2015 decreased by $984.2 million, or 19.1%, as compared with 2014. The decrease included negative currency effects of approximately $377 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the general and chemical industries. The decrease was more heavily weighted toward customer original equipment bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1.9 billion at December 31, 2016 decreased by $275.5 million, or 12.7%, as compared with December 31, 2015. The decrease included negative currency effects of approximately $18 million (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 30% and 26% of the backlog at December 31, 2016 and 2015, respectively. We expect to ship approximately 88% of December 31, 2016 backlog during 2017.
Backlog of $2.2 billion at December 31, 2015 decreased by $531.0 million, or 19.6%, as compared with December 31, 2014. The decrease included negative currency effects of approximately $145 million and the impact of cancellations of

$118.4 million of orders booked during prior years. Order cancellations do not typically result in material negative impacts to our financial results due to the cancellation provisions of our long lead time contracts.
Sales

	2016	2015	2014
	(Amounts in millions)
Sales	$3,991.5	$4,561.0	$4,877.9

Sales in 2016 decreased by $569.5 million, or 12.5%, as compared with 2015. The decrease included negative currency effects of approximately $114 million. The decrease was more heavily weighted toward original equipment sales. Sales decreased into every region except for sales into the Middle East.
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
Sales to international customers, including export sales from the U.S., were approximately 64% of total sales in 2016, 66% in 2015 and 68% in 2014. Sales into Europe, the Middle East and Africa ("EMA") were approximately 35%, 34% and 32% of total sales in 2016, 2015 and 2014, respectively. Sales into Asia Pacific were approximately 18% of total sales for 2016, 18% for 2015 and 20% for 2014. Sales into Latin America were approximately 7% of total sales in 2016, 9% for 2015 and 11% for 2014.
Gross Profit and Gross Profit Margin

	2016	2015	2014
	(Amounts in millions, except percentages)
Gross profit	$1,231.6	$1,487.3	$1,714.6
Gross profit margin	30.9%	32.6%	35.2%

Gross profit in 2016 decreased by $255.7 million, or 17.2%, as compared with 2015. Gross profit margin in 2016 of 30.9% decreased from 32.6% in 2015. The decrease in gross profit and gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, unfavorable impacts of short-term operational inefficiencies related to the initial execution of certain Realignment Programs, lower margin projects that shipped from backlog and a $15.5 million charge to write down inventory in Brazil, partially offset by realignment savings achieved related to our Realignment Programs and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 45% of total sales, as compared with approximately 43% of total sales for the same period in 2015.

Gross profit in 2015 decreased by $227.3 million, or 13.3%, as compared with 2014. Gross profit margin in 2015 of 32.6% decreased from 35.2% in 2014. The decrease in gross profit and gross profit margin was primarily attributed to the negative impact resulting from purchase accounting adjustments on acquired SIHI backlog and inventory of $18.1 million, charges related to our Realignment Programs of $66.7 million, and to a lesser extent, certain lower margin projects that shipped from backlog and the negative impact of decreased sales on our absorption of fixed manufacturing costs, as compared with the same period in 2014. The decrease was partially offset by a decrease in compensation, which included a decrease in broad-based annual incentive program compensation, and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 43% of total sales, as compared with approximately 42% of total sales for the same period in 2014.
SG&A

	2016	2015	2014
	(Amounts in millions, except percentages)
SG&A	$965.3	$971.6	$936.9
SG&A as a percentage of sales	24.2%	21.3%	19.2%

SG&A in 2016 decreased by $6.3 million, or 0.6%, as compared with 2015. Currency effects yielded a decrease of approximately $24 million. SG&A as a percentage of sales in 2016 increased 290 basis points as compared with the same period in 2015 due primarily to increased bad debt expense as a result of the $63.2 million reserve established for our primary Venezuelan customer in the third quarter of 2016 and lower sales leverage, partially offset by decreased charges and savings achieved related to our Realignment Programs and lower SIHI integration costs.

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
Net Earnings from Affiliates

	2016	2015	2014
	(Amounts in millions)
Net earnings from affiliates	$11.2	$9.9	$12.1

Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Chile, Japan, Saudi Arabia, South Korea, the United Arab Emirates, and India and two in China) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2016 increased by $1.3 million primarily as a a result of increased earnings of our EPD joint venture in South Korea and IPD joint venture in Chile. Net earnings from affiliates in 2015 decreased by $2.2 million primarily as a result of decreased earnings of our EPD joint venture in South Korea.
Operating Income

	2016	2015	2014
	(Amounts in millions, except percentages)
Operating income	$277.5	$525.6	$789.8
Operating income as a percentage of sales	7.0%	11.5%	16.2%
Operating income in 2016 decreased by $248.1 million, or 47.2%, as compared with 2015. The decrease was primarily a result of the $255.7 million decrease in gross profit, partially offset by the $6.3 million decrease in SG&A discussed above. The decrease included negative currency effects of approximately $18 million.

Operating income in 2015 decreased by $264.2 million, or 33.5%, as compared with 2014. The decrease was primarily a result of the $227.3 million decrease in gross profit and the $34.7 million increase in SG&A discussed above. The decrease included negative currency effects of approximately $46 million and $108.1 million of realignment expense.

Interest Expense and Interest Income

	2016	2015	2014
	(Amounts in millions)
Interest expense	$(60.1)	$(65.3)	$(60.3)
Interest income	2.8	2.1	1.7
Interest expense in 2016 decreased by $5.2 million as compared with 2015. The decrease was primarily attributable to decreased commitments and borrowings under our Revolving Credit Facility (as such term is defined in Note 10 to our consolidated financial statements in Item 8 of this Annual Report) in 2016, as compared to the same period in 2015. Interest expense in 2015 increased by $5.0 million as compared with 2014. The increase was primarily attributable to interest expense associated with increased borrowings in 2015 related to our public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 (the "2022 EUR Senior Notes") issued on March 17, 2015.
Interest income in 2016 increased by $0.7 million as compared with 2015. Interest income in 2015 increased by $0.4 million as compared with 2014.

Other Income (Expense), net

	2016	2015	2014
	(Amounts in millions)
Other income (expense), net	$3.3	$(40.2)	$2.0
Other income, net increased $43.5 million from expense of $40.2 million in 2015 to income of $3.3 million in 2016. The increase was primarily due to a $60.7 million decrease in losses arising from transactions in currencies other than our sites' functional currencies, partially offset by a $18.2 million decrease in gains from foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real, Canadian dollar and British pound in relation to the U.S. dollar during the year ended December 31, 2016, as compared with the same period in 2015, and the $18.5 million loss as a result of the remeasurement of our Venezuelan bolivar-denominated net monetary assets in the first quarter of 2015 that did not recur.
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
Tax Expense and Tax Rate

	2016	2015	2014
	(Amounts in millions, except percentages)
Provision for income taxes	$75.3	$148.9	$208.3
Effective tax rate	33.7%	35.3%	28.4%
The 2016 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided. Our effective tax rate of 33.7% for the year ended December 31, 2016 decreased from 35.3% in 2015 due primarily to the tax impacts described above. The 2015 tax rate differed from the federal statutory rate of 35% primarily due to tax impacts of the realignment programs, the non-deductible Venezuelan exchange rate remeasurement loss, and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $12.6 million, partially offset by the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions. The 2014 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
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
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2016, we have foreign tax credits of $60.0 million, expiring in 2020 through 2026 against which we recorded a valuation allowance of $0.6 million. Additionally, we have recorded other net deferred tax assets of $86.0 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.

Net Earnings and Earnings Per Share

	2016	2015	2014
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$145.1	$267.7	$518.8
Net earnings per share — diluted	$1.11	$2.00	$3.76
Average diluted shares	131.0	133.8	137.8

Net earnings in 2016 decreased by $122.6 million to $145.1 million, or to $1.11 per diluted share, as compared with 2015. The decrease was primarily attributable to a $248.1 million decrease in operating income, partially offset by a $43.5 million increase in other income, net, a $5.2 million decrease in interest expense and a $73.6 million decrease in tax expense.

Net earnings in 2015 decreased by $251.1 million to $267.7 million, or to $2.00 per diluted share, as compared with 2014. The decrease was primarily attributable to a $264.2 million decrease in operating income, a $42.2 million increase in other expense, net and a $5.0 million increase in interest expense, partially offset by a $59.4 million decrease in tax expense.

Other Comprehensive Loss

	2016	2015	2014
	(Amounts in millions)
Other comprehensive loss	$(86.0)	$(158.2)	$(158.8)

Other comprehensive loss in 2016 decreased by $72.2 million to $86.0 million as compared to $158.2 million in 2015. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the British pound, Euro and Mexican peso versus the U.S. dollar at December 31, 2016 as compared with 2015.
Other comprehensive loss in 2015 decreased by $0.6 million to $158.2 million as compared to $158.8 million in 2014. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real and Argentine peso versus the U.S. dollar at December 31, 2015 as compared with 2014.
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
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). EPD includes longer lead time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement parts and related equipment and provides aftermarket services. EPD primarily operates in the oil and gas, power generation, chemical, and general industries. EPD operates in 47 countries with 32 manufacturing facilities worldwide, 10 of which are located in Europe, 10 in North America, seven in Asia and five in Latin America, and it has 123 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	EPD
	2016	2015	2014
	(Amounts in millions, except percentages)
Bookings	$1,823.8	$2,065.6	$2,832.8
Sales	1,994.8	2,260.0	2,564.6
Gross profit	615.1	746.4	892.5
Gross profit margin	30.8%	33.0%	34.8%
Segment operating income	170.1	329.0	447.2
Segment operating income as a percentage of sales	8.5%	14.6%	17.4%
Backlog (at period end)	966.8	1,157.3	1,573.3

Bookings in 2016 decreased by $241.8 million, or 11.7%, as compared with 2015. The decrease included negative currency effects of approximately $76 million. The decrease in customer bookings was primarily driven by the oil and gas and general industries, and to a lesser extent, the chemical industry. Customer bookings decreased $87.0 million into Europe, $52.0 million into Latin America, $38.0 million into North America, $36.4 million into the Middle East, $26.2 million into Asia Pacific and $2.6 million into Africa. The decrease was primarily driven by decreased customer original equipment bookings. Of the $1.8 billion of bookings in 2016, approximately 48% were from oil and gas, 17% from general industries, 18% from chemical, and 17% from power generation. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $8.4 million.
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
Sales in 2016 decreased $265.2 million, or 11.7%, as compared with 2015. The decrease included negative currency effects of approximately $87 million. The decrease was proportionally driven by decreased original equipment and aftermarket sales, resulting from decreased customer sales of $110.2 million into Latin America, $84.3 million into North America, $27.7 million into Europe, $19.3 million into Africa, $13.5 million into Asia Pacific and $2.0 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $14.0 million.
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
Gross profit in 2016 decreased by $131.3 million, or 17.6%, as compared with 2015. Gross profit margin in 2016 of 30.8% decreased from 33.0% in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, a $15.0 million charge to write down inventory in Brazil and increased charges related to our Realignment Programs, partially offset by realignment savings achieved.
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
Operating income in 2016 decreased by $158.9 million, or 48.3%, as compared with 2015. The decrease included negative currency effects of approximately $14 million. The decrease was due to a $131.3 million decrease in gross profit, and a $29.1 million increase in SG&A (including a decrease due to currency effects of approximately $21 million). The increase in SG&A is primarily due to increased bad debt expense as a result of EPD's $60.9 million portion of the $63.2 million reserve established for our primary Venezuelan customer in the third quarter of 2016, partially offset by savings achieved related to our Realignment Programs and lower selling-related expenses.
Operating income in 2015 decreased by $118.2 million, or 26.4%, as compared with 2014. The decrease included negative currency effects of approximately $28 million. The decrease was due to a $146.1 million decrease in gross profit, partially offset by a $31.0 million decrease in SG&A (including a decrease due to currency effects of approximately $49 million). The decrease in SG&A was due primarily to decreased selling and marketing-related expenses resulting from lower sales, savings associated with strategic cost reduction programs and a decrease in broad-based annual incentive program compensation, partially offset by charges related to our Realignment Programs and increased bad debt expenses.
Backlog of $1.0 billion at December 31, 2016 decreased by $190.5 million, or 16.5%, as compared with December 31, 2015. Currency effects provided a decrease of approximately $2 million. Backlog at December 31, 2016 included $11.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.2 billion at December 31, 2015 decreased by $416.0 million, or 26.4%, as compared with December 31, 2014. Currency effects provided a decrease of approximately $80 million. The decrease includes the impact of cancellations of orders booked during prior years. Order cancellations do not typically result in material negative impacts to our financial results due to the cancellation provisions of our long lead time contracts. Backlog at December 31, 2015 included $10.5 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors and specialty products, collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services, collectively referred to as "aftermarket". IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 20 manufacturing facilities, five of which are located in the U.S and 10 in Europe, four in Asia, one in Latin America and it operates 32 QRCs worldwide, including 20 sites in Europe and six in the U.S. three in Latin America and three in Asia, including those co-located in manufacturing facilities.

	IPD
	2016	2015	2014
	(Amounts in millions, except percentages)
Bookings	$797.7	$887.2	$781.0
Sales	837.2	981.9	805.9
Gross profit	189.6	239.7	221.0
Gross profit margin	22.6%	24.4%	27.4%
Segment operating income	1.0	30.2	107.0
Segment operating income as a percentage of sales	0.1%	3.1%	13.3%
Backlog (at period end)	373.5	424.6	393.9

Bookings in 2016 decreased by $89.5 million, or 10.1%, as compared with 2015. The decrease included negative currency effects of approximately $10 million. The decrease in customer bookings was primarily driven by the oil and gas, power generation and chemical industries. Bookings decreased $36.7 million into Asia Pacific, $19.1 million into Europe, $12.5 million into Africa, $7.7 million into Latin America and $7.2 million into North America. The decrease was driven by customer original equipment bookings. Of the $797.7 million of bookings in 2016, approximately 44% were from general industries, 22% from chemical, 14% from oil and gas, 14% from water management and 6% from power generation. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $7.4 million.

Bookings in 2015 increased by $106.2 million, or 13.6%, as compared with 2014. The increase included negative currency effects of approximately $42 million. Increased customer bookings in the chemical, general and power generation industries were partially offset by a decrease in the oil and gas and the water management industries. Bookings increased $116.1 million into Europe and $30.7 million into Asia Pacific primarily due to SIHI, partially offset by a $30.5 million decrease into North America. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.5 million. Of the $887.2 million of bookings in 2015, approximately 38% were from general industries, 23% from chemical, 18% from oil and gas, 13% from water management and 8% from power generation.

Sales in 2016 decreased by $144.7 million, or 14.7%, as compared with 2015. The decrease included negative currency effects of approximately $13 million and was primarily driven by customer original equipment sales. Customer sales decreased $54.8 million into Europe, $31.3 million into North America and $17.8 million into Asia Pacific, $14.5 million into the Middle East, $13.1 million into Latin America and $5.4 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $9.0 million.

Sales in 2015 increased by $176.0 million, or 21.8%, as compared with 2014. The increase included negative currency effects of approximately $50 million and was primarily driven by customer original equipment sales. Customer sales increased $151.7 million into Europe, $39.8 million into North America and $36.6 million into Asia Pacific primarily due to SIHI, partially offset by decreased sales of $29.6 million into Latin America and $22.1 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $0.8 million.
Gross profit in 2016 decreased by $50.1 million, or 20.9%, as compared with 2015. Gross profit margin in 2016 of 22.6% decreased from 24.4% in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and the unfavorable impact of short-term operational inefficiencies related to the initial execution of certain Realignment Programs, partially offset by savings achieved related to our Realignment Programs and the reduced impact of SIHI purchase accounting adjustments in 2016.
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
Operating income for 2016 decreased by $29.2 million, or 96.7%, as compared with 2015. The decrease included negative currency effects of approximately $2 million. The decrease was primarily due to the $50.1 million decrease in gross margin, partially offset by a $21.0 million decrease in SG&A related primarily to savings achieved and decreased charges related to our Realignment Programs, lower SIHI integration costs and lower selling-related expenses.
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
Backlog of $373.5 million at December 31, 2016 decreased by $51.1 million, or 12.0%, as compared with December 31, 2015. Currency effects provided a decrease of approximately $17 million. Backlog at December 31, 2016 included $14.2 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $424.6 million at December 31, 2015 decreased by $30.7 million, or 7.8%, as compared to December 31, 2014. Currency effects provided an decrease of approximately $16 million. Backlog at December 31, 2015 included $15.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 58 manufacturing facilities and QRCs in 25 countries around the world, with five of its 26 manufacturing operations located in the U.S., 13 located in Europe, seven located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	FCD
	2016	2015	2014
	(Amounts in millions, except percentages)
Bookings	$1,216.8	$1,318.5	$1,665.2
Sales	1,233.7	1,415.5	1,615.7
Gross profit	427.1	497.5	603.0
Gross profit margin	34.6%	35.1%	37.3%
Segment operating income	198.2	234.4	322.8
Segment operating income as a percentage of sales	16.1%	16.6%	20.0%
Backlog (at period end)	584.5	622.0	774.8

Bookings in 2016 decreased $101.7 million, or 7.7%, as compared with 2015. The decrease included negative currency effects of approximately $22 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the general and chemical industries. Decreased customer bookings of $69.6 million into North America and $46.7 million into the Middle East were partially offset by increased bookings of $22.7 million into Europe and $6.6 million into Latin America. The decrease was primarily driven by decreased customer original equipment bookings. Of the $1.2 billion of bookings in 2016, approximately 31% were from oil and gas, 28% from chemical, 24% from general industries, 16% from power generation and 1% from water management.

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
Sales in 2016 decreased by $181.8 million, or 12.8%, as compared with 2015. The decrease included negative currency effects of approximately $14 million and was primarily driven by decreased customer original equipment sales. Sales decreased $83.5 million into Asia Pacific, $62.7 million into Europe, $45.0 million into North America and $18.3 million into Latin America, partially offset by an increase of $25.9 million into the Middle East.

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
Gross profit in 2016 decreased by $70.4 million, or 14.2%, as compared with 2015. Gross profit margin in 2016 of 34.6% decreased from 35.1% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and decreased charges related to our Realignment Programs compared to the same period in 2015.

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
Operating income in 2016 decreased by $36.2 million, or 15.4%, as compared with 2015. The decrease included negative currency effects of approximately $2 million. The decrease was primarily attributable to the $70.4 million decrease in gross profit, partially offset by the $34.2 million decrease in SG&A. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses as compared to the same period in 2015.

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
Backlog of $584.5 million at December 31, 2016 decreased by $37.5 million, or 6.0%, as compared with December 31, 2015. Currency effects provided an increase of less than $1 million. Backlog of $622 million at December 31, 2015 decreased by $152.8 million, or 19.7%, as compared to December 31, 2014. Currency effects provided a decrease of approximately $49 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2016	2015	2014
	(Amounts in millions)
Net cash flows provided by operating activities	$227.6	$418.1	$570.2
Net cash flows used by investing activities	(91.5)	(525.3)	(84.1)
Net cash flows (used) provided by financing activities	(130.8)	60.3	(366.9)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2016 was $367.2 million, compared with $366.4 million at December 31, 2015 and $450.4 million at December 31, 2014.
Our cash provided by operating activities was $227.6 million, $418.1 million and $570.2 million in 2016, 2015 and 2014, respectively, which provided cash to support short-term working capital needs. Cash flow used by working capital increased in 2016 due primarily to lower accounts payable of $69.8 million and lower accrued liabilities of $97.7 million, partially offset by higher cash provided by lower accounts receivable of $37.7 million and lower inventory of $30.9 million. During 2016, we contributed $42.5 million to our defined benefit pension plans. Working capital increased in 2015 due primarily to lower accounts payable of $113.6 million and higher inventory of $26.2 million, partially offset by lower accounts receivable of $50.4 million. During 2015, we contributed $43.8 million to our defined benefit pension plans.
Decreases in accounts receivable provided $37.7 million of cash flow in 2016, as compared with $50.4 million in 2015 and a use of $79.7 million in 2014. The decrease in accounts receivable in 2016 was partially attributable to lower sales during the period. As described more fully in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report, we estimated that our ability to fully collect the accounts receivable from our primary Venezuelan customer became less than probable and in the third quarter of 2016 we recorded a charge of $63.2 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable. We continue to pursue payments and on-going business with our Venezuelan customer. For the fourth quarter of 2016 our days' sales outstanding ("DSO") was 75 days. DSO was 72 days for 2015 and 73 for 2014. We have not experienced a significant increase in customer payment defaults in 2016.
Decreases in inventory provided $30.9 million of cash flow in 2016 compared with a use of $26.2 million in 2015 and a use of $35.5 million in 2014. The source of cash from inventory in 2016 was primarily due to decreased inventory balances as a result of decreased backlog. The use of cash from inventory in 2015 was primarily due to a decrease in progress billings on large orders at December 31, 2015. Inventory turns were 3.2 times at December 31, 2016, compared with 3.6 times for same period in both 2015 and 2014. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Decreases in accounts payable used $69.8 million of cash flow in 2016 compared with $113.6 million in 2015. Decreases in accrued liabilities and income taxes payable used $97.7 million of cash flow in 2016 compared with a source of cash of $33.4 million in 2015.
Cash flows used by investing activities were $91.5 million, $525.3 million and $84.1 million in 2016, 2015 and 2014, respectively. Capital expenditures represent the largest use in 2016 and were $89.7 million, $181.9 million and $132.6 million in 2016, 2015 and 2014, respectively. In the second quarter of 2016 we divested of a non-strategic foundry business which resulted in a cash outflow of $5.1 million and a loss of $7.7 million. Cash outflows for the same period in 2015 resulted primarily from payments for the SIHI acquisition of $353.7 million. In 2017, we currently estimate capital expenditures to be between $80 million and $90 million before consideration of any acquisition activity.
Cash flows used by financing activities were $130.8 million in 2016 compared with a source of cash of $60.3 million in 2015 and a use of cash of $366.9 million in 2014. Cash outflows during 2016 resulted primarily from $97.7 million of dividend payments and $60.0 million in payments on long-term debt. Cash inflows during 2015 resulted primarily from the $526.3 million in proceeds from the issuance of the 2022 EUR Senior Notes, partially offset by outflows from the repurchase of $303.7 million of our common stock, $93.7 million of dividend payments and $45.0 million in payments on long-term debt.  Cash outflows during 2014 resulted primarily from the repurchase of $246.5 million of our common stock, $85.1 million of dividend payments and $40.0 million in payments on long-term debt.
We have maintained our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders following attainment of the previously announced target leverage ratio. On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, which included approximately $175 million of remaining capacity under the previous share repurchase authorization. As of December 31, 2016, we had $160.7 million of remaining capacity under our current share repurchase program. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
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
Our cash needs for the next 12 months are expected to be comparable to those of 2016. We believe cash flows from operating activities, combined with availability under our Revolving Credit Facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our consolidated financial statements included in Item 8 of this this Annual Report contains a discussion of our acquisition and disposition activity.
Financing
A discussion of our debt and related covenants is included in Note 10 to our consolidated financial statements included in Item 8 of this this Annual Report. We were in compliance with all covenants as of December 31, 2016.
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

Liquidity Analysis
Our cash balance increased by $0.7 million to $367.2 million as of December 31, 2016 as compared with December 31, 2015. The slight cash increase included $89.7 million in capital expenditures, $97.7 million in dividend payments and $60.0 million in payments on long-term debt, partially offset by $227.6 million in operating cash flows.
Approximately 27% of our currently outstanding Term Loan Facility (as such term is defined in Note 10 to our consolidated financial statements in Item 8 of this Annual Report) and $33.3 million of other short-term borrowings are due to mature in 2017 and 2018. Our Senior Credit Facility matures in October 2020. As of December 31, 2016, we had no revolving loans and $102.6 million letters of credit outstanding under our $1.0 billion Revolving Credit Facility. As of December 31, 2016, due to a financial covenant in the Senior Credit Facility, the amount available for borrowings under our Revolving Credit Facility was effectively limited to $553.5 million. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
At December 31, 2016 and 2015, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $20.0 million to our U.S. pension plan in 2016, excluding direct benefits paid of $2.5 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At December 31, 2016, $342.8 million of our total cash balance of $367.2 million was held by foreign subsidiaries, $228.8 million of which we consider permanently reinvested outside the U.S. Based on the expected 2017 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $228.8 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.

OUTLOOK FOR 2017
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
Our bookings were $3,760.4 million during 2016. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results.
We believe lower oil prices that began in the fourth quarter of 2014 will continue to negatively impact oil and gas upstream investment most acutely and impact mid-stream and downstream investment to a lesser extent. In addition, a reduction in the overall level of spending by oil and gas companies could continue to decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid in spite of the current down cycle as the industry works through current excess supply with projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this challenging environment.
We expect a continued competitive economic environment in 2017. Continued execution of our Realignment Programs and investments in broad-based employee incentive compensation, while providing long-term benefits, will pressure operating margins in 2017. We anticipate benefits from the continuation of our end-user strategies, the strength of our high margin aftermarket business, continued disciplined cost management, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2017 given the continuing uncertainty of capital spending in many of our markets and global economic conditions. Accordingly, due to the decrease in backlog at December 31, 2016 as compared with the prior year and a continued competitive environment we expect that sales will decline between 6% to 11% in 2017. For additional discussion on our markets and our opportunities, see the "Business Overview — Our Markets" section of this MD&A.
On December 31, 2016, we had $1,313.1 million of fixed-rate Senior Notes outstanding and $224.3 million of variable-rate debt under our Term Loan Facility.  As of December 31, 2016, we had no variable to fixed interest rate derivative contracts. However, because a portion of our debt carries a variable rate of interest, our debt is subject to volatility in rates, which could impact interest expense. We expect our interest expense in 2017 will be relatively consistent with amounts incurred in 2016. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Revolving Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2017. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2017, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities and we currently estimate capital expenditures to be between $80 million and $90 million, before consideration of any acquisition activity. We have $60.0 million in scheduled principal repayments in 2017 under our Term Loan Facility, and we expect to comply with the covenants under our Senior Credit Facility in 2017. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2017 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $6 million in 2017, excluding direct benefits paid.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2016:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Term Loan Facility and Senior Notes	$60.0	$119.3	$45.0	$1,313.1	$1,537.4
Fixed interest payments(1)	36.1	72.2	72.2	36.3	216.8
Variable interest payments(2)	4.9	7.0	0.8	—	12.7
Other debt and capital lease obligations	25.4	7.9	—	—	33.3
Operating leases	48.6	67.4	42.9	65.3	224.2
Purchase obligations:(3)
Inventory	320.1	13.9	—	—	334.0
Non-inventory	45.4	0.5	—	—	45.9
Pension and postretirement benefits(4)	58.6	115.7	121.8	299.6	595.7
Total	$599.1	$403.9	$282.7	$1,714.3	$3,000.0
_______________________________________

(1)	Fixed interest payments represent interest payments on the Senior Notes and Term Loan Facility as defined in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

(2)	Variable interest payments under our Term Loan Facility were estimated using a base rate of three-month LIBOR as of December 31, 2016.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2016, the gross liability for uncertain tax positions was $59.3 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.
The following table presents a summary of our commercial commitments at December 31, 2016:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$287.2	$162.2	$43.6	$30.4	$523.4
Surety bonds	71.9	4.1	0.2	—	76.2
Total	$359.1	$166.3	$43.8	$30.4	$599.6

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 65% of total defined benefit pension plan assets and approximately 54% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2016. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of primarily U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. At December 31, 2016, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $642.3 million from $639.0 million at December 31, 2015. Assets were allocated as follows:

	U.S. Plan
Asset category	2016	2015
U.S. Large Cap	20%	19%
U.S. Small Cap	4%	4%
International Large Cap	14%	14%
Emerging Markets	5%	5%
World Equity	8%	8%
Equity securities	51%	50%
Liability Driven Investment	39%	39%
Long-Term Government/Credit	10%	11%
Fixed income	49%	50%

	Non-U.S. Plans
Asset category	2016	2015
North American Companies	7%	6%
U.K. Companies	—%	8%
European Companies	—%	3%
Asian Pacific Companies	—%	2%
Global Equity	8%	8%
Equity securities	15%	27%
U.K. Government Gilt Index	31%	27%
U.K. Corporate Bond Index	1%	19%
Global Fixed Income Bond	2%	18%
Liability Driven Investment	11%	—%
Fixed income	45%	64%
Multi-asset	25%	—%
Buy-in Contract	9%	—%
Other	6%	9%
Other Types	40%	9%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $833.5 million and $812.4 million as of December 31, 2016 and 2015, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2017 is approximately $0.1 million and $9.5 million, respectively. We amortize estimated prior service costs and estimated net losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $27.3 million and $28.6 million as of December 31, 2016 and 2015, respectively. The estimated actuarial net loss for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2017 is $0.1 million. The estimated prior service cost that is expected to be amortized from accumulated other comprehensive loss into pension expense in 2017 is $0.1 million. We amortize any estimated net loss over the remaining expected service period of approximately three years.
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
In 2016, net pension expense for our defined benefit pension plans included in operating income was $37.5 million compared with $40.1 million in 2015 and $45.5 million in 2014.

The following are assumptions related to our defined benefit pension plans as of December 31, 2016:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.00%	2.34%
Rate of increase in compensation levels	4.00	3.22
Weighted average assumptions used to determine 2016 net pension expense:
Long-term rate of return on assets	6.00%	4.68%
Discount rate	4.75	3.13
Rate of increase in compensation levels	4.00	3.61
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.3)	$1.3
Effect on Benefit Obligation	(16.8)	18.2
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(2.5)	2.6
Effect on Benefit Obligation	(26.9)	30.6
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.1)	—
Effect on Benefit Obligation	(0.9)	0.9
Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.0)	$2.0
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.1)	1.1
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.
At December 31, 2016, as compared with December 31, 2015, we decreased our discount rate for the U.S. plan from 4.75% to 4.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had lower yields due to current market conditions. The average discount rate for the non-U.S. plans decreased from 3.13% to 2.34% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. The average assumed rate of compensation remained relatively constant at approximately 4.00% for the U.S. plan and decreased to 3.22% from 3.61% for our non-U.S. plans. To determine the 2016 pension expense, the expected rate of return on U.S. plan assets decreased to 6.00% from 6.25% and we decreased our average rate of return on non-U.S. plan assets from 5.03% to 4.68%, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate. For all U.S. plans, we adopted the RP-2006 mortality tables and the MP-2016 improvement scale published in October 2016. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $3.5 million lower in 2017 than the $37.5 million in 2016, primarily due to the reduction in the amortization of the actuarial net loss. We have used discount rates of 4.00%, 2.34% and 3.75% at December 31, 2016, in calculating our estimated 2017 net pension expense for U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.5% for 2016, 2015 and 2014, with a gradual decrease to 5.0% for 2025 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $42.5 million, $43.8 million and $43.5 million to our defined benefit plans in 2016, 2015 and 2014, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2017 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $6 million to our non-U.S. pension plans in 2017, excluding direct benefits paid.
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
The assumptions utilized to compute expense and benefit obligations are shown in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:

•
Discount rates are estimated using high quality debt securities based on corporate or government bond yields with a duration matching the expected benefit payments. For the U.S. the discount rate is obtained from an analysis of publicly-traded investment-grade corporate bonds to establish a weighted average discount rate. For plans in the U.K. and the Eurozone we use the discount rate obtained from an analysis of AA-graded corporate bonds used to generate a yield curve. For other countries or regions without a corporate AA bond market, government bond rates are used. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.

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
The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in five reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
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
We did not record an impairment of goodwill in 2016, 2015 or 2014; however the estimated fair value of our Engineered Product Operations ("EPO") and IPD reporting units reduced significantly due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pumps and pump systems. As of December 31, 2016 our EPO reporting unit had approximately $156 million of goodwill and its estimated fair value exceeded its carrying value by approximately 45%.  In addition, our IPD reporting unit, which is primarily focused on pre-configured industrial pumps and pump systems had approximately $298 million of goodwill and it fair value exceeded its carrying value by approximately 70%. Key assumptions used in determining the estimated fair value of our EPO and IPD reporting units included the annual operating plan and forecasted operating results, successful execution of our current realignment programs and identified strategic initiatives, a constant cost of capital, a short-term stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. A 100 basis point increase in our cost of capital would reduce the estimated fair values of both EPO and IPD reporting units by approximately 13%, which coupled with a prolonged down cycle of the oil and gas markets, could potentially put both reporting units' goodwill at risk of a future impairment. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2016, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2015 and did not indicate a potential impairment of our goodwill as of December 31, 2016.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2016, 2015 or 2014.
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
We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but we currently expect all counterparties will continue to meet their obligations given their current creditworthiness.

Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At December 31, 2016, we had $224.3 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 2.25%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $2.2 million for the year ended December 31, 2016.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net losses associated with foreign currency translation of $72.1 million, $174.9 million and $148.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in other comprehensive loss. The net loss in 2016 was primarily driven by the weakening of the British pound, Euro and Mexican peso versus the U.S. dollar at December 31, 2016 as compared with December 31, 2015.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of December 31, 2016, we had a U.S. dollar equivalent of $393.8 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $397.3 million at December 31, 2015. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $3.8 million, $(38.7) million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income. See discussion of the impact in 2015 of the devaluation of the Venezuelan bolivar in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Based on a sensitivity analysis at December 31, 2016, a 10% change in the foreign currency exchange rates for the year ended December 31, 2016 would have impacted our net earnings by approximately $5 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Hedging related transactions for designated foreign exchange contracts recorded to other comprehensive loss, net of deferred taxes, are summarized in Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.
We expect to recognize losses of $0.1 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 16, 2017

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$367,162	$366,444
Accounts receivable, net	894,749	988,391
Inventories, net	919,251	995,565
Prepaid expenses and other	150,199	125,410
Total current assets	2,331,361	2,475,810
Property, plant and equipment, net	723,628	758,427
Goodwill	1,205,054	1,223,986
Deferred taxes	87,178	69,327
Other intangible assets, net	214,527	228,777
Other assets, net	181,014	224,330
Total assets	$4,742,762	$4,980,657
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$412,087	$491,378
Accrued liabilities	680,689	796,764
Debt due within one year	85,365	60,434
Total current liabilities	1,178,141	1,348,576
Long-term debt due after one year	1,485,258	1,560,562
Retirement obligations and other liabilities	410,168	387,786
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	491,848	494,961
Retained earnings	3,632,163	3,587,120
Treasury shares, at cost — 46,980 and 47,703 shares, respectively	(2,078,527)	(2,106,785)
Deferred compensation obligation	8,507	10,233
Accumulated other comprehensive loss	(626,748)	(540,043)
Total Flowserve Corporation shareholders’ equity	1,648,234	1,666,477
Noncontrolling interests	20,961	17,256
Total equity	1,669,195	1,683,733
Total liabilities and equity	$4,742,762	$4,980,657

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Sales	$3,991,462	$4,561,030	$4,877,885
Cost of sales	(2,759,908)	(3,073,712)	(3,163,268)
Gross profit	1,231,554	1,487,318	1,714,617
Selling, general and administrative expense	(965,322)	(971,611)	(936,900)
Net earnings from affiliates	11,223	9,861	12,115
Operating income	277,455	525,568	789,832
Interest expense	(60,137)	(65,270)	(60,322)
Interest income	2,804	2,065	1,680
Other income (expense), net	3,301	(40,167)	2,000
Earnings before income taxes	223,423	422,196	733,190
Provision for income taxes	(75,286)	(148,922)	(208,305)
Net earnings, including noncontrolling interests	148,137	273,274	524,885
Less: Net earnings attributable to noncontrolling interests	(3,077)	(5,605)	(6,061)
Net earnings attributable to Flowserve Corporation	$145,060	$267,669	$518,824
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.11	$2.01	$3.79
Diluted	1.11	2.00	3.76
Cash dividends declared per share	$0.76	$0.72	$0.64

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$148,137	$273,274	$524,885
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $42,864, $104,174 and $88,730 in 2016, 2015 and 2014, respectively	(72,146)	(174,889)	(148,580)
Pension and other postretirement effects, net of taxes of $7,281, $(6,843) and $8,698 in 2016, 2015 and 2014, respectively	(16,069)	14,937	(5,870)
Cash flow hedging activity, net of taxes of $(734), $(862) and $1,937 in 2016, 2015 and 2014, respectively	2,220	1,752	(4,396)
Other comprehensive loss	(85,995)	(158,200)	(158,846)
Comprehensive income, including noncontrolling interests	62,142	115,074	366,039
Comprehensive income attributable to noncontrolling interests	(3,787)	(7,036)	(6,144)
Comprehensive income attributable to Flowserve Corporation	$58,355	$108,038	$359,895

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2014	176,793	$220,991	$476,218	$2,985,391	(39,630)	$(1,600,266)	$9,522	$(221,477)	$6,742	$1,877,121
Stock activity under stock plans	—	—	(31,860)	—	607	15,851	—	—	—	(16,009)
Stock-based compensation	—	—	42,655	20	—	—	—	—	—	42,675
Tax benefit associated with stock-based compensation	—	—	8,587	—	—	—	—	—	—	8,587
Net earnings	—	—	—	518,824	—	—	—	—	6,061	524,885
Cash dividends declared	—	—	—	(88,497)	—	—	—	—	—	(88,497)
Repurchases of common shares	—	—	—	—	(3,421)	(246,504)	—	—	—	(246,504)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(158,929)	83	(158,846)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,605)	(2,605)
Other, net	—	—	—	—	—	—	1,036	—	—	1,036
Balance — December 31, 2014	176,793	$220,991	$495,600	$3,415,738	(42,444)	$(1,830,919)	$10,558	$(380,406)	$10,281	$1,941,843
Stock activity under stock plans	—	—	(41,860)	—	789	27,785	—	—	—	(14,075)
Stock-based compensation	—	—	34,797	19	—	—	—	—	—	34,816
Tax benefit associated with stock-based compensation	—	—	6,424	—	—	—	—	—	—	6,424
Net earnings	—	—	—	267,669	—	—	—	—	5,605	273,274
Cash dividends declared	—	—	—	(96,306)	—	—	—	—	—	(96,306)
Repurchases of common shares	—	—	—	—	(6,048)	(303,651)	—	—	—	(303,651)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(159,637)	1,437	(158,200)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(67)	(67)
Other, net	—	—	—	—	—	—	(325)	—	—	(325)
Balance — December 31, 2015	176,793	$220,991	$494,961	$3,587,120	(47,703)	$(2,106,785)	$10,233	$(540,043)	$17,256	$1,683,733
Stock activity under stock plans	—	—	(33,571)	—	723	28,258	—	—	—	(5,313)
Stock-based compensation	—	—	30,203	10	—	—	—	—	—	30,213
Tax benefit associated with stock-based compensation	—	—	255	—	—	—	—	—	—	255
Net earnings	—	—	—	145,060	—	—	—	—	3,077	148,137
Cash dividends declared	—	—	—	(100,027)	—	—	—	—	—	(100,027)
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(86,705)	710	(85,995)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(82)	(82)
Other, net	—	—	—	—	—	—	(1,726)	—	—	(1,726)
Balance — December 31, 2016	176,793	$220,991	$491,848	$3,632,163	(46,980)	$(2,078,527)	$8,507	$(626,748)	$20,961	$1,669,195
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$148,137	$273,274	$524,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	99,897	99,501	93,307
Amortization of intangible and other assets	16,855	27,586	16,970
Loss (gain) on divestitures of businesses	7,664	—	(13,403)
Excess tax benefits from stock-based payment arrangements	(2,477)	(6,813)	(8,587)
Stock-based compensation	30,213	34,816	42,675
Latin America accounts receivable reserve and inventory write-downs	80,570	—	—
Foreign currency and other non-cash adjustments	(6,168)	72,888	39,627
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	37,695	50,441	(79,655)
Inventories, net	30,877	(26,232)	(35,519)
Prepaid expenses and other	(26,221)	(12,822)	(4,479)
Other assets, net	(20,310)	6,646	(25,311)
Accounts payable	(69,831)	(113,639)	50,752
Accrued liabilities and income taxes payable	(97,668)	33,425	(27,561)
Retirement obligations and other liabilities	16,372	(21,456)	(7,905)
Net deferred taxes	(18,011)	487	4,364
Net cash flows provided by operating activities	227,594	418,102	570,160
Cash flows — Investing activities:
Capital expenditures	(89,699)	(181,861)	(132,619)
Payments for acquisition, net of cash acquired	—	(353,654)	—
Proceeds from disposal of assets	3,294	10,220	1,731
(Payments) proceeds for divestitures of businesses	(5,064)	—	46,805
Net cash flows used by investing activities	(91,469)	(525,295)	(84,083)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	2,477	6,813	8,587
Payments on long-term debt	(60,000)	(45,000)	(40,000)
Proceeds from issuance of senior notes	—	526,332	—
Payments of deferred loan costs	—	(5,108)	—
Proceeds under other financing arrangements	35,680	9,426	19,285
Payments under other financing arrangements	(12,636)	(34,949)	(20,502)
Repurchases of common shares	—	(303,651)	(246,504)
Payments of dividends	(97,746)	(93,650)	(85,118)
Other	1,386	99	(2,604)
Net cash flows (used) provided by financing activities	(130,839)	60,312	(366,856)
Effect of exchange rate changes on cash	(4,568)	(37,025)	(32,675)
Net change in cash and cash equivalents	718	(83,906)	86,546
Cash and cash equivalents at beginning of year	366,444	450,350	363,804
Cash and cash equivalents at end of year	$367,162	$366,444	$450,350
Income taxes paid (net of refunds)	$151,191	$152,536	$159,520
Interest paid	57,393	57,030	58,269
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2016

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
Venezuela — Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the year ended December 31, 2016 represented less than 0.5% of consolidated sales and its assets at December 31, 2016 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at December 31, 2016. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers.
We continue to experience delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer.  Our total outstanding gross accounts receivable with this customer was approximately 6% and 7% of our gross accounts receivable at December 31, 2016 and December 31, 2015, respectively, of which 100% and 64% has been classified as long-term within other assets, net on our condensed consolidated balance sheet at December 31, 2016 and 2015, respectively. These accounts receivable are primarily U.S. dollar-denominated and not disputed. However, while we have not historically had write-offs relating to this customer, the accounts receivable continue to be significantly in arrears. The increased deterioration of the social, political, economic and legal climate in 2016 has given rise to significant uncertainties about Venezuela's economic and political stability, and while we continue to conduct business on a prepayment basis with the Venezuelan customer, the volume of activity has diminished significantly throughout 2016 from prior year levels. In September 2016, the Venezuelan customer offered current bondholders the ability to swap their current bonds for new bonds with a delayed maturity, price premium and higher coupon rate due to their current inability to service their debt obligations. As a result of the bond swap offer, S&P Global Ratings downgraded the customer's bonds to CC which potentially indicates that default is imminent with little prospect for recovery. Although we do not currently hold any related bonds, we interpreted this action to be indicative of the customer's increasing inability to make future payments on our accounts receivable. Accordingly, due to these actions and the diminished activity of business and payments in 2016, we estimated that our ability to fully collect the accounts receivable from our primary Venezuelan customer became less than probable and in the third quarter of 2016 we recorded a charge of $63.2 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments and on-going business with our Venezuelan customer.
At December 31, 2016 the DICOM exchange rate (formerly SIMADI) was 674 bolivars to the U.S. dollar, compared with the official exchange rate of 10.0 bolivars to the U.S. dollar. As of March 31, 2015, we determined, based on our specific facts and circumstances, that the SIMADI exchange rate was the most appropriate for the remeasurement of our Venezuelan subsidiary's bolivar-denominated net monetary assets in U.S. dollars. As a result of the remeasurement, in the first quarter of 2015 we recognized a loss of $20.6 million of which $18.5 million was reported in other income (expense), net and $2.1 million in cost of goods sold in our condensed consolidated statement of income and resulted in no tax benefit. As of December 31, 2016, we believe the DICOM exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary.

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
Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. In 2016 we have experienced increased aging and slower collection of receivables with our primary Venezuelan customer. Due to certain actions of this customer and the diminished activity of business and payments in 2016, we have estimated that our ability to fully collect the accounts receivable from our primary Venezuelan customer has become less than probable and we recorded a charge to selling, general and administrative expense ("SG&A") to fully reserve for those potential uncollectible accounts receivable and a charge to cost of sales ("COS") to reserve for related net inventory exposures. We do not believe that we have any other significant concentrations of credit risk.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets  — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in five reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
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
We did not record an impairment of goodwill in 2016, 2015 or 2014; however the estimated fair value of our Engineered Product Operations ("EPO") and IPD reporting units reduced significantly due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pumps and pump systems. As of December 31, 2016 our EPO reporting unit had approximately $156 million of goodwill and its estimated fair value exceeded its carrying value by approximately 45%.  In addition, our IPD reporting unit, which is primarily focused on pre-configured industrial pumps and pump systems had approximately $298 million of goodwill and it fair value exceeded its carrying value by approximately 70%. Key assumptions used in determining the estimated fair value of our EPO and IPD reporting units included the annual operating plan and forecasted operating results, successful execution of our current realignment programs and identified strategic initiatives, a constant cost of capital, a short-term stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2016, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2015 and did not indicate a potential impairment of our goodwill as of December 31, 2016.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2016, 2015 or 2014.
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

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. If necessary, we would adjust the values of our derivative contracts for our or our counterparties’ credit risks.
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
The intrinsic value of Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse based on the expected number of shares that will vest. The forfeiture rate is based on unvested Restricted Shares forfeited compared with original total Restricted Shares granted over a 3-year period, excluding significant forfeiture events that are not expected to recur.
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

Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$145,060	$267,669	$518,824
Dividends on restricted shares not expected to vest	6	12	12
Earnings attributable to common and participating shareholders	$145,066	$267,681	$518,836
Weighted average shares:
Common stock	130,147	132,567	136,334
Participating securities	285	507	578
Denominator for basic earnings per common share	130,432	133,074	136,912
Effect of potentially dilutive securities	543	737	931
Denominator for diluted earnings per common share	130,975	133,811	137,843
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.11	$2.01	$3.79
Diluted	1.11	2.00	3.76

Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses ("SG&A") were $42.8 million, $45.9 million and $40.9 million in 2016, 2015 and 2014, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the ability of a company to continue as a going concern for one year from the date the financial statements are issued or within one year after the date that the financial statements are available to be issued when applicable. Further, the ASU provides management guidance regarding its responsibility to disclose the ability of a company to continue as a going concern in the notes to the financial statements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 did not have an impact on our consolidated financial condition and results of operations.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU was issued in connection with the FASB's efforts to simplify accounting standards for the presentation of debt issuance costs. The ASU requires companies to present debt issuance costs in the same manner that debt discounts are currently reported, as a direct deduction from the carrying value of that debt liability. The applicability of this requirement does not impact the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)." In this ASU the SEC staff announced that it would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." We adopted the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. Prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $10.3 million of debt issuance costs were reclassified in our consolidated balance sheet from other assets, net to long-term debt. Our adoption of ASU No. 2015-03 and ASU No. 2015-15 effective January 1, 2016 did not have an impact on our consolidated results of operations.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. We adopted ASU No. 2015-17 effective January 1, 2016 and as a result, prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $156.0 million of current deferred tax assets and $11.4 million of current deferred tax liabilities were reclassified from current with an increase of $43.1 million in noncurrent deferred tax assets and a decrease of $101.5 million in noncurrent deferred tax liabilities on our balance sheet. Our adoption of ASU No. 2015-17 effective January 1, 2016 did not have an impact on our consolidated results of operations.
 Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes most of the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies are permitted to adopt the new standard using one of two transition methods. Under the full retrospective method, the requirements of the new standard are applied to contracts for each prior reporting period presented and the cumulative effect of applying the standard is recognized in the earliest period presented. Under the modified retrospective method the requirements of the new standard are applied to contracts that are open as of January 1, 2018, the required date of adoption and the cumulative effect of applying the standard is recognized as an adjustment to beginning retained earnings in that same year. The standard also includes significantly expanded disclosure requirements for revenue. Since 2014, the FASB has issued several updates to Topic 606.
We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations. We plan to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective method for transition. In 2015, we established a cross-functional implementation team consisting of representatives from across all of our reportable segments to begin the process of analyzing the impact of the standard on our contracts. The preliminary results of our evaluation, which is still in process, indicate that one of the changes upon adoption may be potentially increased “over-time” revenue recognition. Currently, revenue recognized under the percentage of completion method is less than 7% of our consolidated sales. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets and contract liabilities. Additionally, we are in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We are continuing our evaluation to determine the impact on our consolidated financial condition and results of operations.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The ASU updates represent changes to simplify the subsequent measurement of inventory. Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. The amendments of ASU 2015-11 update narrows that “market” requirement to “net realizable value,” which is defined by the ASU as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Application of this ASU is to be made prospectively and early application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 is not expected to have a material impact on our consolidated financial condition and results of operations.
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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. We have evaluated the impact of ASU No. 2016-09 and believe it will not have a material impact on our consolidated financial condition and results of operations.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of ASU No. 2016-13 on our consolidated financial condition and results of operations.

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
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory." The ASU guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-16 on our consolidated financial condition and results of operations.
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control." The amendments in this ASU affect the consolidation guidance regarding how a reporting entity that is the single decision maker of variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of the VIE. The ASU is effective for reporting periods beginning after December 15, 2016, including interim periods with those fiscal years. The adoption of ASU No. 2016-17 is not expected to have a material impact on our consolidated financial condition and results of operations.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, including interim periods with those fiscal years. The adoption of ASU No. 2016-18 is not expected to have a material impact on our consolidated financial condition and results of operations.
In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements.” The ASU makes minor changes to several topics in the FASB Accounting Standards Codification for U.S. GAAP. The amendments of the ASU require transition guidance that are effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted for the amendments that require transition guidance. All other amendments were effective immediately. We are currently evaluating the impact of ASU No. 2016- 19 on our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): "Clarifying the Definition of a Business." The ASU clarifies the definition of a business and provides guidance on evaluating as to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition clarification as outlined in this ASU affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of the ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We are currently evaluating the impact of ASU No. 2017- 01 on our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of ASU No. 2017- 04 on our consolidated financial condition and results of operations.

2.	ACQUISITION AND DISPOSITION
SIHI Group B.V.

Effective January 7, 2015, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of SIHI Group B.V. ("SIHI"), a global provider of engineered vacuum and fluid pumps and related services, primarily servicing the chemical market, as well as the pharmaceutical, food & beverage and other process industries, in a stock purchase for €286.7 million ($341.5 million based on exchange rates in effect at the time the acquisition closed and net of cash acquired) in cash. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in initial borrowings from our Revolving Credit Facility (as defined and discussed in Note 10), which was subsequently paid down with a portion of the net proceeds from our March 2015 offering of the 2022 EUR Senior Notes (as defined and discussed in Note 10). SIHI, based in The Netherlands, had operations primarily in Europe and, to a lesser extent, the Americas and Asia.

The allocation of the purchase price is summarized below:

(Amounts in millions)	January 7, 2015
Current assets	$151.0
Intangible assets	78.6
Property, plant and equipment	94.5
Long-term deferred tax asset	11.7
Investments in affiliates	7.3
Current liabilities	(88.0)
Noncurrent liabilities	(114.7)
Net tangible and intangible assets	140.4
Goodwill	201.1
Purchase price, net of cash acquired of $23.4	$341.5
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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of January 1, 2015	$439,740	$164,742	$462,773	$1,067,255
Acquisition(1)	5,253	201,149	—	206,402
Segment composition change(2)	41,072	(41,072)	—	—
Currency translation	(8,006)	(23,703)	(17,962)	(49,671)
Balance as of December 31, 2015	$478,059	$301,116	$444,811	$1,223,986
Currency translation and other	(4,228)	(1,351)	(13,353)	(18,932)
Balance as of December 31, 2016	$473,831	$299,765	$431,458	$1,205,054
_______________________________________
(1) Goodwill addition is primarily related to the acquisition of SIHI. See Note 2 for additional information.
(2) Movement of goodwill from IPD to EPD due to segment composition change. See Note 16 for additional information.
The following table provides information about our intangible assets for the years ended December 31, 2016 and 2015:

		December 31, 2016		December 31, 2015
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$92,135	$(69,881)	$92,694	$(66,345)
Existing customer relationships(2)	5-10	78,610	(31,671)	80,270	(25,747)
Patents	9-16	26,529	(25,318)	27,277	(25,242)
Other	4-40	83,171	(30,949)	80,305	(28,092)
		$280,445	$(157,819)	$280,546	$(145,426)
Indefinite-lived intangible assets(3)		$93,475	$(1,573)	$95,220	$(1,563)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.

The following schedule outlines actual amortization expense recognized during 2016 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2016:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2016	$13,888
Estimated for year ending December 31, 2017	14,562
Estimated for year ending December 31, 2018	14,372
Estimated for year ending December 31, 2019	13,914
Estimated for year ending December 31, 2020	13,679
Estimated for year ending December 31, 2021	14,712
Thereafter	51,386

Amortization expense for finite-lived intangible assets was $22.0 million in 2015 and $14.0 million in 2014.

4.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2016	2015
	(Amounts in thousands)
Raw materials	$348,012	$390,998
Work in process	633,352	739,227
Finished goods	220,912	235,083
Less: Progress billings	(216,396)	(285,582)
Less: Excess and obsolete reserve	(66,629)	(84,161)
Inventories, net	$919,251	$995,565

In 2016 we recorded a $15.5 million charge which was primarily related to our EPD reporting segment to write down inventory in Brazil of which approximately $5 million related to 2015. The out of period amount is not material to the consolidated financial results or our reporting segment results in the current or prior period.
During 2016, 2015 and 2014, we recognized expenses of $18.6 million, $24.2 million and $19.2 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales ("COS") in our consolidated statements of income.

5.	STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 3,240,638 were available for issuance as of December 31, 2016. The long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and ten years of service to continue to vest over the original vesting period. No stock options have been granted since 2006.

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable over a staggered period ranging from one to five years (most typically from one to three years). At December 31, 2016, all outstanding options were fully vested. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2016, 2015 or 2014. Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	84,261	$17.42	97,962	$16.61	97,962	$16.61
Exercised	(84,261)	17.42	(13,701)	11.66	—	—
Canceled	—	—	—	—	—	—
Outstanding — end of year	—	$—	84,261	$17.42	97,962	$16.61
Exercisable — end of year	—	$—	84,261	$17.42	97,962	$16.61

The weighted average remaining contractual life of options outstanding at December 31, 2015 and 2014 was one year and 1.8 years, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2016 was $2.4 million and was less than $1 million for the same period in both 2015 and 2014. No stock options vested during the years ended December 31, 2016, 2015 and 2014.
Restricted Shares — Generally, the restrictions on Restricted Shares do not expire for a minimum of one year and a maximum of three years , and shares are subject to forfeiture during the restriction period. Most typically, Restricted Share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse.
Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2016 and 2015, we had $15.2 million and $30.2 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2016, 2015 and 2014 was $38.8 million, $41.3 million and $34.8 million, respectively.
We recorded stock-based compensation for restricted shares as follows:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Stock-based compensation expense	$30.2	$34.8	$42.7
Related income tax benefit	(10.4)	(11.8)	(14.6)
Net stock-based compensation expense	$19.8	$23.0	$28.1
The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2016
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,540,843	$58.14
Granted	634,019	37.27
Vested	(708,831)	54.72
Canceled	(206,756)	50.75
Outstanding — ending of year	1,259,275	$50.77

Unvested Restricted Shares outstanding as of December 31, 2016, includes approximately 831,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2014 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff-vesting period of 36 months based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to approximately 1,593,000 shares based on performance targets. As of December 31, 2016, we estimate vesting of approximately 601,000 shares based on expected achievement of performance targets.

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
In 2013 we elected to designate and apply hedge accounting to certain forward exchange contracts. Foreign exchange contracts designated as hedging instruments had notional values of $0.6 million and $21.0 million at December 31, 2016 and 2015, respectively. Foreign exchange contracts not designated as hedging instruments had notional values of $393.2 million and $376.3 million at December 31, 2016 and 2015, respectively. At December 31, 2016, the length of foreign exchange contracts currently in place ranged from 13 days to 23 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2016	2015
	(Amounts in thousands)
Current derivative assets	$682	$2,364
Current derivative liabilities	6,878	3,196
Noncurrent derivative liabilities	355	441

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Gain recognized in income	$5,693	$23,900	$8,464

Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.

In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes discussed in Note 10 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the 2022 EUR Senior Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our consolidated statements of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the year ended December 31, 2016.

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

The estimated fair value of the Senior Notes is based on Level I quoted market rates. The estimated fair value of our Senior Notes at December 31, 2016 was $1,327.2 million compared to the carrying value of $1,313.1 million. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2016 and December 31, 2015.

8.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2016	2015
	(Amounts in thousands)
Accounts receivable	$946,669	$1,032,327
Less: allowance for doubtful accounts	(51,920)	(43,936)
Accounts receivable, net	$894,749	$988,391
As disclosed in Note 1, we reclassified a portion of our accounts receivable to long-term within other assets, net on our December 31, 2016 and 2015 consolidated balance sheets of which 100% has been fully reserved at December 31, 2016.
Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2016	2015
	(Amounts in thousands)
Land	$81,022	$83,475
Buildings and improvements	442,756	430,267
Machinery, equipment and tooling	669,639	690,566
Software, furniture and fixtures and other	412,362	409,333
Gross property, plant and equipment	1,605,779	1,613,641
Less: accumulated depreciation	(882,151)	(855,214)
Property, plant and equipment, net	$723,628	$758,427
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2016	2015
	(Amounts in thousands)
Wages, compensation and other benefits	$147,706	$160,452
Commissions and royalties	27,767	30,574
Customer advance payments	253,325	315,510
Progress billings in excess of accumulated costs	9,014	8,085
Warranty costs and late delivery penalties	48,571	51,894
Sales and use tax	14,072	17,741
Income tax	15,755	38,747
Other	164,479	173,761
Accrued liabilities	$680,689	$796,764
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2016	2015
	(Amounts in thousands)
Pension and postretirement benefits	$216,772	$203,150
Deferred taxes(1)	22,416	39,081
Legal and environmental	32,546	26,538
Uncertain tax positions and other tax liabilities	93,524	73,459
Other	44,910	45,558
Retirement obligations and other liabilities	$410,168	$387,786
__________________________
(1) Prior period was retrospectively adjusted to reflect the adoption of ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes."

9.	EQUITY METHOD INVESTMENTS
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
As of December 31, 2016, we had investments in eight joint ventures (one located in each of Chile, India, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in China) that were accounted for using the equity method and are immaterial for disclosure purposes.

10.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2016	2015(1)
	(Amounts in thousands)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $5,748 and $7,034 at December 31, 2016 and 2015, respectively	$519,902	$535,966
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,972 and $3,339 at December 31, 2016 and 2015, respectively	297,028	296,661
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $3,848 and $4,445 at December 31, 2016 and 2015, respectively	496,152	495,555
Term Loan Facility, interest rate of 2.25% and 1.86% at December 31, 2016 and 2015, net of debt issuance costs of $745 and $1,181, respectively	224,255	283,819
Capital lease obligations and other borrowings	33,286	8,995
Debt and capital lease obligations	1,570,623	1,620,996
Less amounts due within one year	85,365	60,434
Total debt due after one year	$1,485,258	$1,560,562
_______________________________________
(1)Prior period information has been updated to conform to presentation requirements as prescribed by ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)."

Scheduled maturities of the Senior Credit Facility (as described below), as well as our Senior Notes and other debt, are:

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2017	$60,000	$25,365	$85,365
2018	59,430	7,921	67,351
2019	59,864	—	59,864
2020	44,961	—	44,961
2021	—	—	—
Thereafter	—	1,313,082	1,313,082
Total	$224,255	$1,346,368	$1,570,623

Senior Notes

On March 17, 2015, we completed a public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 ("2022 EUR Senior Notes"). The 2022 EUR Senior Notes bear an interest rate of 1.25% per year, payable each year on March 17, commencing on March 17, 2016. The 2022 EUR Senior Notes were priced at 99.336% of par value, reflecting a discount to the aggregate principal amount. The proceeds of the offering were €496.7 million ($526.3 million based on exchange rates in effect at the time the offering closed). We used a portion of the proceeds of the 2022 EUR Senior Notes to ultimately fund the acquisition of SIHI described in Note 2 and utilized the remaining portion for other general corporate purposes.
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

As of December 31, 2016 and December 31, 2015, we had no revolving loans outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $102.6 million and $105.2 million at December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, due to a financial covenant in the Senior Credit Facility, the amount available for borrowings under our Revolving Credit Facility was effectively limited to $553.5 million. The amount available for borrowings under our Revolving Credit Facility was $894.8 million at December 31, 2015.
The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly. We were in compliance with the covenants as of December 31, 2016.
Repayment of Obligations —We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.15% (per annum) at December 31, 2016. We made scheduled principal repayments under our Term Loan Facility of $60.0 million, $45.0 million and $40.0 million in 2016, 2015 and 2014, respectively. We have scheduled principal repayments of $15.0 million due in each of the next four quarters of 2017 under our Term Loan Facility.

Operating Leases
We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $54.7 million, $53.1 million and $56.2 million in 2016, 2015 and 2014, respectively.
The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,
2017	$48,640
2018	38,028
2019	29,368
2020	23,385
2021	19,476
Thereafter	65,271
Total minimum lease payments	$224,168

11.	PENSION AND POSTRETIREMENT BENEFITS
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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2016	2015	2014
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.00%	4.75%	4.00%
Rate of increase in compensation levels	4.00	4.00	4.25
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.25%	6.00%
Discount rate	4.75	4.00	4.50
Rate of increase in compensation levels	4.00	4.25	4.25

At December 31, 2016 as compared with December 31, 2015, we decreased our discount rate from 4.75% to 4.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. In determining 2016 expense, the expected rate of return on U.S. plan assets decreased to 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all US plans, we adopted the RP-2006 mortality tables and the MP-2016 improvement scale published in October 2016. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Service cost	$22,583	$24,113	$22,981
Interest cost	19,072	17,072	17,429
Expected return on plan assets	(23,997)	(24,185)	(21,985)
Settlement cost	91	—	—
Amortization of unrecognized prior service cost	488	509	475
Amortization of unrecognized net loss	4,999	9,178	8,428
U.S. net pension expense	$23,236	$26,687	$27,328

The estimated prior service cost and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2017 is $0.1 million and $6.0 million, respectively. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension liability for U.S. plans:

	December 31,
	2016	2015
	(Amounts in thousands)
Plan assets, at fair value	$418,854	$408,218
Benefit Obligation	(449,601)	(426,248)
Funded status	$(30,747)	$(18,030)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2016	2015
	(Amounts in thousands)
Current liabilities	(273)	(248)
Noncurrent liabilities	(30,474)	(17,782)
Funded status	$(30,747)	$(18,030)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2016	2015
	(Amounts in thousands)
Balance — January 1	$426,248	$447,552
Service cost	22,583	24,113
Interest cost	19,072	17,072
Plan amendments and settlements	(3,221)	—
Actuarial loss (gain)(1)	22,706	(28,052)
Benefits paid	(37,787)	(34,437)
Balance — December 31	$449,601	$426,248
Accumulated benefit obligations at December 31	$449,601	$426,248
_______________________________________

(1)	The actuarial loss in 2016 and gain in 2015 primarily reflect the impact of changes in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2017	$38.6
2018	40.1
2019	40.4
2020	40.9
2021	45.4
2022-2026	206.0

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2016	2015	2014
	(Amounts in thousands)
Balance — January 1	$(61,647)	$(66,903)	$(55,110)
Amortization of net loss	3,136	5,750	5,277
Amortization of prior service cost	306	318	297
Net loss arising during the year	(11,618)	(812)	(17,367)
Settlement gain	57	—	—
Prior service cost	634	—	—
Balance — December 31	$(69,132)	$(61,647)	$(66,903)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2016	2015
	(Amounts in thousands)
Unrecognized net loss	$(68,476)	$(60,034)
Unrecognized prior service cost	(656)	(1,613)
Accumulated other comprehensive loss, net of tax	$(69,132)	$(61,647)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2016	2015
	(Amounts in thousands)
Balance — January 1	$408,218	$426,784
Return on plan assets	28,182	(5,160)
Company contributions	22,450	21,031
Benefits paid	(37,787)	(34,437)
Settlements	(2,209)	—
Balance — December 31	$418,854	$408,218

We contributed $22.5 million and $21.0 million to the U.S. defined benefit pension plans during 2016 and 2015, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2017 is expected to be approximately $20 million, excluding direct benefits paid.

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2016 and 2015 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2016	2015	2016	2015
U.S. Large Cap	19%	19%	20%	19%
U.S. Small Cap	4%	4%	4%	4%
International Large Cap	14%	14%	14%	14%
Emerging Markets	5%	5%	5%	5%
World Equity	8%	8%	8%	8%
Equity securities	50%	50%	51%	50%
Liability Driven Investment	40%	39%	39%	39%
Long-Term Government / Credit	10%	11%	10%	11%
Fixed income	50%	50%	49%	50%
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

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2016				At December 31, 2015
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$848	$848	$—	$—	$31	$31	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	81,953	—	81,953	—	77,765	—	77,765	—
U.S. Small Cap(b)	17,738	—	17,738	—	16,160	—	16,160	—
International Large Cap(c)	59,435	—	59,435	—	57,174	—	57,174	—
Emerging Markets(d)	20,014	—	20,014	—	19,888	—	19,888	—
World Equity(e)	34,261	—	34,261	—	32,680	—	32,680	—
Fixed income securities
Liability Driven Investment (f)	164,384	—	164,384	—	159,900	—	159,900	—
Long-Term Government/Credit(g)	40,221	—	40,221	—	44,620	—	44,620	—
	$418,854	$848	$418,006	$—	$408,218	$31	$408,187	$—
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

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2016	2015	2014
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	2.34%	3.13%	3.40%
Rate of increase in compensation levels	3.22	3.61	3.95
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	4.68%	5.03%	5.51%
Discount rate	3.13	3.40	4.22
Rate of increase in compensation levels	3.61	3.95	3.83

At December 31, 2016 as compared with December 31, 2015, we decreased our average discount rate for non-U.S. plans from 3.13% to 2.34% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. To determine 2016 pension expense, we decreased our average expected rate of return on plan assets from 5.03% at December 31, 2015 to 4.68% at December 31, 2016, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Service cost	$7,131	$7,832	$6,857
Interest cost	11,623	11,770	14,576
Expected return on plan assets	(10,013)	(11,693)	(10,581)
Amortization of unrecognized net loss	4,751	4,949	6,962
Amortization of unrecognized prior service cost (benefit)	4	(12)	—
Settlement and other	780	570	314
Non-U.S. net pension expense	$14,276	$13,416	$18,128

In 2017, there is no significant estimated prior service cost that will be amortized from accumulated other comprehensive loss into pension expense for the non-U.S. defined benefit pension plans. The estimated net loss for the non-U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2017 is $3.5 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2016	2015
	(Amounts in thousands)
Plan assets, at fair value	$223,491	$230,827
Benefit Obligation	(383,947)	(386,175)
Funded status	$(160,456)	$(155,348)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2016	2015
\	(Amounts in thousands)
Noncurrent assets	$4,905	$9,570
Current liabilities	(7,932)	(9,950)
Noncurrent liabilities	(157,429)	(154,968)
Funded status	$(160,456)	$(155,348)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2016	2015
	(Amounts in thousands)
Balance — January 1	$386,175	$361,351
Acquisition	—	65,920
Service cost	7,131	7,832
Interest cost	11,623	11,770
Employee contributions	219	312
Plan amendments and other	(10,347)	(1,254)
Actuarial loss (gain) (1)	49,826	(6,407)
Net benefits and expenses paid	(21,735)	(16,476)
Currency translation impact(2)	(38,945)	(36,873)
Balance — December 31	$383,947	$386,175
Accumulated benefit obligations at December 31	$362,618	$363,918
_______________________________________

(1)	The 2016 actuarial loss primarily reflects the decrease in the discount rates for U.K. and the Euro-zone.

(2)	The currency translation impact reflects the strengthening of the U.S. dollar against our significant currencies, primarily the Euro and British pound.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2017	$16.5
2018	14.3
2019	14.7
2020	15.0
2021	15.4
2022-2026	84.3

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2016	2015	2014
	(Amounts in thousands)
Balance — January 1	$(59,993)	$(69,598)	$(78,863)
Amortization of net loss	3,673	3,776	5,262
Net loss arising during the year	(20,071)	(2,673)	(3,709)
Settlement loss	610	390	216
Prior service (cost) benefit arising during the year	—	(14)	141
Currency translation impact and other	7,521	8,126	7,355
Balance — December 31	$(68,260)	$(59,993)	$(69,598)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2016	2015
	(Amounts in thousands)
Unrecognized net loss	$(68,194)	$(59,878)
Unrecognized prior service cost	(66)	(115)
Accumulated other comprehensive loss, net of tax	$(68,260)	$(59,993)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2016	2015
	(Amounts in thousands)
Balance — January 1	$230,827	$215,360
Acquisition	—	23,333
Return on plan assets	33,073	3,017
Employee contributions	219	312
Company contributions	20,004	22,785
Settlements	(4,511)	(1,485)
Currency translation impact and other	(34,386)	(16,019)
Net benefits and expenses paid	(21,735)	(16,476)
Balance — December 31	$223,491	$230,827
Our contributions to non-U.S. defined benefit pension plans in 2017 are expected to be approximately $6 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2016 and 2015 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2016	2015	2016	2015
North American Companies	7%	6%	7%	6%
U.K. Companies	—%	8%	—%	8%
European Companies	—%	4%	—%	3%
Asian Pacific Companies	—%	2%	—%	2%
Global Equity	8%	9%	8%	8%
Equity securities	15%	29%	15%	27%
U.K. Government Gilt Index	31%	27%	31%	27%
U.K. Corporate Bond Index	1%	20%	1%	19%
Global Fixed Income Bond	2%	18%	2%	18%
Liability Driven Investment	11%	—%	11%	—%
Fixed income	45%	65%	45%	64%
Multi-asset	25%	—%	25%	—%
Buy-in Contract	9%	—%	9%	—%
Other	6%	6%	6%	9%
Other Types	40%	6%	40%	9%
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

The fair values of the non-U.S. assets were:

	At December 31, 2016				At December 31, 2015
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$10,396	$10,396	$—	$—	$5,641	$5,641	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	5,945	—	5,945	—	13,737	—	13,737	—
U.K. Companies(b)	—	—	—	—	18,003	—	18,003	—
European Companies (c)	—	—	—	—	8,035	—	8,035	—
Asian Pacific Companies(d)	—	—	—	—	5,378	—	5,378	—
Global Equity(e)	16,774	—	16,774	—	19,581	—	19,581	—
Fixed income securities
U.K. Government Gilt Index(f)	68,227	—	68,227	—	60,478	—	60,478	—
U.K. Corporate Bond Index(g)	2,785	—	2,785	—	44,318	—	44,318	—
Global Fixed Income Bond(h)	5,259	—	5,259	—	41,325	—	41,325	—
Liability Driven Investment (i)	25,348	—	25,348	—	—	—	—	—
Other Types of Investments:
Multi-asset (j)	54,880	—	54,880	—	—	—	—	—
Buy-in Contract (k)	20,931	—	—	20,931	—	—	—	—
Other(I)	12,946	—	—	12,946	14,331	—	—	14,331
	$223,491	$10,396	$179,218	$33,877	$230,827	$5,641	$210,855	$14,331
_______________________________________

(a)	North American Companies represents U.S. and Canadian large cap equity funds, which are managed and track their respective benchmarks (FTSE All-World USA Index and FTSE All-World Canada Index).

(b)	U.K. Companies represents a U.K. equity index fund, which is passively managed and tracks the FTSE All-Share Index.

(c)	European companies represents a European equity index fund, which is passively managed and tracks the FTSE All-World Developed Europe Ex-U.K. Index.

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

(f)
U.K. Government Gilt Index represents U.K. government issued fixed income investments which are passively managed and track the respective benchmarks (FTSE U.K. Gilt Index-Linked Over 5 Years Index, FTSE U.K. Gilt Over 15 Years Index and FTSE UK Gilt Index-Linked Over 25 Years Index).

(g)	U.K. Corporate Bond Index represents U.K. corporate bond investments, which are passively managed and track the iBoxx Over 15 years £ Non-Gilt Index.

(h)
Global Fixed Income Bond represents investment funds that are actively managed, diversified and invested in traditional government bonds, high-quality corporate bonds, asset backed securities and emerging market debt.

(i)	Liability Driven Investment seeks to invest in fixed income securities that closely match those found in discount curves used to value the plan's liabilities.

(j)	Multi-asset seeks an attractive risk-adjusted return by investing in a diversified portfolio of strategies, including equities and fixed income.

(k)
Buy-in contract represents an asset held by the Netherlands plan, whereby the cost of providing benefits is funded by the contract. The initial investment in this contract of $19.7 million was made on January 1, 2016 and fair value and currency adjustments resulted in a fair value of $20.9 million at December 31, 2016. The fair value of this asset is based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation.

(l)	Includes assets held by plans outside the United Kingdom and the Netherlands. Details, including Level III rollforward details are not material.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2016	2015
	(Amounts in thousands)
Benefit Obligation	$802,456	$629,402
Accumulated benefit obligation	784,337	614,172
Fair value of plan assets	607,705	449,818

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2016	2015	2014
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.75%	4.25%	3.75%
Weighted average assumptions used to determine net expense:
Discount rate	4.25%	3.75%	4.00%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.5% for 2016, 2015 and 2014, with a gradual decrease to 5.0% for 2025 and future years.
Net postretirement benefit cost (income) for postretirement medical plans was:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Service cost	$1	$2	$3
Interest cost	1,154	1,155	1,200
Amortization of unrecognized prior service cost	122	122	—
Amortization of unrecognized net gain	(355)	(539)	(1,220)
Net postretirement benefit expense (income)	$922	$740	$(17)

The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2017 is $0.1 million. The estimated net loss for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2017 is $0.1 million.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2016	2015
	(Amounts in thousands)
Postretirement Benefit Obligation	$27,317	$28,614
Funded status	$(27,317)	$(28,614)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2016	2015
	(Amounts in thousands)
Current liabilities	$(3,442)	$(3,582)
Noncurrent liabilities	(23,875)	(25,032)
Funded status	$(27,317)	$(28,614)

The following is a reconciliation of the postretirement Benefit Obligation:

	2016	2015
	(Amounts in thousands)
Balance — January 1	$28,614	$33,019
Service cost	1	2
Interest cost	1,154	1,155
Employee contributions	856	789
Medicare subsidies receivable	117	71
Actuarial loss	1,907	127
Plan Amendments	—	(625)
Net benefits and expenses paid	(5,332)	(5,924)
Balance — December 31	$27,317	$28,614

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2017	$3.5	$0.1
2018	3.2	0.1
2019	3.0	0.1
2020	2.7	0.1
2021	2.4	0.1
2022-2026	9.3	0.3

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2016	2015	2014
	(Amounts in thousands)
Balance — January 1	$1,179	$1,103	$4,445
Amortization of net gain	(223)	(338)	(764)
Amortization of prior service cost	77	76	(1,464)
Net (loss) gain arising during the year	(1,196)	338	(1,114)
Balance — December 31	$(163)	$1,179	$1,103

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2016	2015
	(Amounts in thousands)
Unrecognized net (loss) gain	$(455)	$2,344
Unrecognized prior service gain (cost)	292	(1,165)
Accumulated other comprehensive (loss) income, net of tax	$(163)	$1,179

We made contributions to the postretirement medical plans to pay benefits of $4.4 million in 2016, $5.1 million in 2015 and $3.8 million in 2014. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2016 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$149	$(142)
Effect on service cost plus interest cost	4	(4)

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $17.2 million in 2016, $19.6 million in 2015 and $20.4 million in 2014.

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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2016	2015	2014
	(Amounts in thousands)
Balance — January 1	$34,574	$31,095	$37,828
Accruals for warranty expense, net of adjustments	27,972	33,113	24,909
Settlements made	(32,461)	(29,634)	(31,642)
Balance — December 31	$30,085	$34,574	$31,095

14.	SHAREHOLDERS’ EQUITY
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
We had no repurchases of shares of our outstanding common stock for the year ended December 31, 2016 compared to share repurchases of 6,047,839 for $303.7 million and 3,420,656 for $246.5 million during 2015 and 2014, respectively. As of December 31, 2016, we have $160.7 million of remaining capacity under our current share repurchase program.

15.	INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Current:
U.S. federal	$20,569	$62,032	$62,301
Non-U.S.	75,227	78,489	123,052
State and local	2,612	4,947	7,422
Total current	98,408	145,468	192,775
Deferred:
U.S. federal	22,249	(3,509)	1,270
Non-U.S.	(47,671)	5,543	13,016
State and local	2,300	1,420	1,244
Total deferred	(23,122)	3,454	15,530
Total provision	$75,286	$148,922	$208,305

The expected cash payments for the current income tax expense for 2016, 2015 and 2014 were reduced by $0.2 million, $6.4 million and $8.6 million, respectively, as a result of tax deductions related to the vesting of restricted stock and the exercise of non-qualified employee stock options. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Statutory federal income tax at 35%	$78.2	$147.8	$256.6
Foreign impact, net	(15.6)	(25.1)	(57.1)
Change in valuation allowance	10.1	11.6	(1.6)
State and local income taxes, net	4.9	6.4	8.7
Other	(2.3)	8.2	1.7
Total	$75.3	$148.9	$208.3
Effective tax rate	33.7%	35.3%	28.4%

The 2016 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided. Our effective tax rate of 33.7% for the year ended December 31, 2016 decreased from 35.3% in 2015 due primarily to the tax impacts described above. The 2015 tax rate differed from the federal statutory rate of 35% primarily due to tax impacts of the realignment programs, the non-deductible Venezuelan exchange rate remeasurement loss, and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $12.6 million, partially offset by the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions. The 2014 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.5 billion. Should these permanently reinvested earnings be repatriated in a future period in the form of dividends or otherwise, our provision for income taxes may increase materially in that period. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested differences is not practicable due to the complexities with its hypothetical calculation. During each of the three years reported in the period ended December 31, 2016, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.
For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of $4.6 million, $2.4 million and $6.9 million of income tax expense in December 31, 2016, 2015 and 2014, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2016	2015
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$39,644	$36,845
Net operating loss carryforwards	48,180	29,473
Compensation accruals	30,299	36,695
Inventories	43,111	49,660
Credit carryforwards	64,251	50,380
Warranty and accrued liabilities	35,039	30,897
Other	61,621	41,089
Total deferred tax assets	322,145	275,039
Valuation allowances	(32,116)	(24,725)
Net deferred tax assets	290,029	250,314
Deferred tax liabilities related to:
Property, plant and equipment	(47,616)	(43,348)
Goodwill and intangibles	(176,935)	(175,748)
Other	(716)	(972)
Total deferred tax liabilities	(225,267)	(220,068)
Deferred tax assets, net	$64,762	$30,246

We have $225.0 million of U.S. and foreign net operating loss carryforwards at December 31, 2016. Of this total, $35.0 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2017 through 2027. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $60.0 million of foreign tax credit carryforwards at December 31, 2016, expiring in 2020 through 2026 for which a valuation allowance of $0.6 million has been recorded.

Earnings before income taxes comprised:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
U.S.	$169,333	$217,398	$230,896
Non-U.S.	54,090	204,798	502,294
Total	$223,423	$422,196	$733,190

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2016	2015	2014
Balance — January 1	$56.1	$51.5	$59.3
Gross amount of increases in unrecognized tax benefits resulting from tax positions taken:
During a prior year	1.9	9.8	2.7
During the current period	14.3	8.6	7.2
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(4.0)	(1.1)	(3.9)
Lapse of the applicable statute of limitations	(7.3)	(7.4)	(10.0)
Decreases in unrecognized tax benefits relating to foreign currency translation adjustments	(1.7)	(5.3)	(3.8)
Balance — December 31	$59.3	$56.1	$51.5

The amount of gross unrecognized tax benefits at December 31, 2016 was $75.1 million, which includes $15.8 million of accrued interest and penalties. Of this amount $66.5 million, if recognized, would favorably impact our effective tax rate. During the years ended December 31, 2016 we recognized net interest and penalty income of $1.6 million, for the same period in 2015 we recognized no net interest and penalty income and in 2014 we recognized $1.5 million.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2014, state and local income tax audits for years through 2010 or non-U.S. income tax audits for years through 2009. We are currently under examination for various years in Austria, Canada, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $17 million within the next 12 months.

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

During the first quarter of 2015, we made composition changes to our EPD and IPD reportable segments to take into consideration the acquisition of SIHI that was closed on January 7, 2015. Effective January 1, 2015, certain activities, primarily related to engineered pumps and seals, that were previously included in the IPD business segment are now reported in the EPD business segment. These changes did not materially impact segment results or segment assets. We did not change our business segments, management structure, chief operating decision maker or how we evaluate segment performance and allocate resources. Prior periods were retrospectively adjusted to conform to the new reportable segment composition. The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2016, 2015 and 2014 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2016:
Sales to external customers	$1,961,947	$802,037	$1,227,478	$3,991,462	$—	$3,991,462
Intersegment sales	32,871	35,156	6,234	74,261	(74,261)	—
Segment operating income	170,099	967	198,219	369,285	(91,830)	277,455
Depreciation and amortization	48,957	28,824	28,189	105,970	10,782	116,752
Identifiable assets	2,094,298	1,026,222	1,311,682	4,432,202	310,560	4,742,762
Capital expenditures	29,426	17,336	26,467	73,229	16,470	89,699

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2015:
Sales to external customers	$2,213,048	$937,756	$1,410,226	$4,561,030	$—	$4,561,030
Intersegment sales	46,948	44,137	5,276	96,361	(96,361)	—
Segment operating income	328,952	30,194	234,407	593,553	(67,985)	525,568
Depreciation and amortization	50,289	36,826	30,404	117,519	9,568	127,087
Identifiable assets(1)	2,239,158	1,065,544	1,325,135	4,629,837	350,820	4,980,657
Capital expenditures	88,496	19,446	63,569	171,511	10,350	181,861

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2014:
Sales to external customers	$2,507,707	$760,924	$1,609,254	$4,877,885	$—	$4,877,885
Intersegment sales	56,940	44,958	6,474	108,372	(108,372)	—
Segment operating income	447,183	107,008	322,845	877,036	(87,204)	789,832
Depreciation and amortization	51,047	14,718	35,458	101,223	9,054	110,277
Identifiable assets(1)	2,335,562	629,282	1,426,241	4,391,085	465,173	4,856,258
Capital expenditures	69,107	15,165	37,496	121,768	10,851	132,619
_______________________________________
(1)Prior period information has been updated to conform to presentation requirements as prescribed by ASU No. 2015-03,

"Interest - Imputation of Interest (Subtopic 835-30)" and ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes."
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

	Year Ended December 31, 2016
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,615,090	40.5%	$295,217	32.6%
EMA(1)	1,544,098	38.7%	286,793	31.7%
Asia(2)	500,424	12.5%	144,599	16.0%
Other(3)	331,850	8.3%	178,033	19.7%
Consolidated total	$3,991,462	100.0%	$904,642	100.0%

	Year Ended December 31, 2015
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States(4)	$1,790,119	39.3%	$341,093	35.4%
EMA(1)	1,773,281	38.9%	326,728	32.9%
Asia(2)	562,792	12.3%	143,767	14.5%
Other(3)	434,838	9.5%	171,169	17.2%
Consolidated total	$4,561,030	100.0%	$982,757	100.0%

	Year Ended December 31, 2014
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States(4)	$1,724,392	35.4%	$377,225	41.0%
EMA(1)	1,991,638	40.8%	268,334	29.2%
Asia(2)	571,195	11.7%	126,878	13.8%
Other(3)	590,660	12.1%	147,145	16.0%
Consolidated total	$4,877,885	100.0%	$919,582	100.0%
___________________________________

(1)	"EMA" includes Europe, the Middle East and Africa. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(4)	Prior period Long-Lived Assets information has been updated to conform to presentation requirements as prescribed by ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)."
Net sales to international customers, including export sales from the U.S., represented approximately 64% of total sales in 2016, 66% in 2015 and 68% in 2014.

Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2016				2015
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(413,422)	$(120,461)	$(3,458)	$(537,341)	$(238,533)	$(135,398)	$(5,210)	$(379,141)
Other comprehensive (loss) income before reclassifications	(72,146)	(23,939)	1,064	(95,021)	(174,889)	4,977	(6,382)	(176,294)
Amounts reclassified from AOCL	—	7,870	1,156	9,026	—	9,960	8,134	18,094
Net current-period other comprehensive (loss) income	(72,146)	(16,069)	2,220	(85,995)	(174,889)	14,937	1,752	(158,200)
Balance - December 31	$(485,568)	$(136,530)	$(1,238)	$(623,336)	$(413,422)	$(120,461)	$(3,458)	$(537,341)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.4 million, $2.7 million and $1.3 million for December 31, 2016, 2015 and 2014, respectively. Foreign currency translation impact primarily represents the weakening of the British pound, Euro, and Mexican peso exchange rates versus the U.S. dollar for the period. Includes net investment hedge gain of $5.6 million and loss $4.2 million, net of deferred taxes, for the year ended December 31, 2016 and 2015, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2016(1)	2015(1)
Cash flow hedging activity
Foreign exchange contracts	Other income (expense), net	$—	$(3,327)
	Sales	(1,531)	(7,920)
	Tax benefit	375	3,113
	Net of tax	$(1,156)	$(8,134)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(9,750)	$(13,587)
Prior service costs(2)		(492)	(619)
Settlement(2)		(871)	(570)
	Tax benefit	3,243	4,816
	Net of tax	$(7,870)	$(9,960)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.
At December 31, 2016, we expect to recognize losses of $0.1 million, net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2016.

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
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $400 million, including projects still under final evaluation. We anticipate that the majority of any remaining charges will be incurred throughout 2017.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	December 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$24,748	$20,202	$4,688	$49,638	$—	$49,638
SG&A	10,342	6,338	1,941	18,621	18	18,639
Income tax expense	6,000	2,800	600	9,400	—	9,400
	$41,090	$29,340	$7,229	$77,659	$18	$77,677
Non-Restructuring Charges
COS	$5,894	$6,022	$3,350	$15,266	$8	$15,274
SG&A	3,462	2,062	1,426	6,950	4,432	11,382
	$9,356	$8,084	$4,776	$22,216	$4,440	$26,656
Total Realignment Charges
COS	$30,642	$26,224	$8,038	$64,904	$8	$64,912
SG&A	13,804	8,400	3,367	25,571	4,450	30,021
Income tax expense	6,000	2,800	600	9,400	—	9,400
Total	$50,446	$37,424	$12,005	$99,875	$4,458	$104,333

	December 31, 2015
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$9,963	$20,446	$9,301	$39,710	$—	$39,710
SG&A	7,475	9,259	7,611	24,345	—	24,345
Income tax expense(1)	3,400	6,500	1,200	11,100	—	11,100
	$20,838	$36,205	$18,112	$75,155	$—	$75,155
Non-Restructuring Charges
COS	10,266	8,161	$8,583	$27,010	$—	$27,010
SG&A	6,531	6,148	3,413	16,092	—	16,092
	$16,797	$14,309	$11,996	$43,102	$—	$43,102
Total Realignment Charges
COS	$20,229	$28,607	$17,884	$66,720	$—	$66,720
SG&A	14,006	15,407	11,024	40,437	—	40,437
Income tax expense(1)	3,400	6,500	1,200	11,100	—	11,100
Total	$37,635	$50,514	$30,108	$118,257	$—	$118,257
____________________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$34,711	$40,648	$13,989	$89,348	$—	$89,348
SG&A	17,817	15,597	9,552	42,966	18	42,984
Income tax expense(2)	9,400	9,300	1,800	20,500	—	20,500
	$61,928	$65,545	$25,341	$152,814	$18	$152,832
Non-Restructuring Charges
COS	$16,160	$14,183	$11,933	$42,276	$8	$42,284
SG&A	9,993	8,210	4,839	23,042	4,432	27,474
	$26,153	$22,393	$16,772	$65,318	$4,440	$69,758
Total Realignment Charges
COS	$50,871	$54,831	$25,922	$131,624	$8	$131,632
SG&A	27,810	23,807	14,391	66,008	4,450	70,458
Income tax expense(2)	9,400	9,300	1,800	20,500	—	20,500
Total	$88,081	$87,938	$42,113	$218,132	$4,458	$222,590
___________________________

(1) Includes $46.8 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.
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

The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	December 31, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$37,972	$—	$5,429	$6,237	$49,638
SG&A	7,247	—	1,384	10,008	18,639
Income tax expense(1)	—	—	—	9,400	9,400
Total	$45,219	$—	$6,813	$25,645	$77,677
_____________________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

	December 31, 2015
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$33,972	$609	$3,488	$1,641	$39,710
SG&A	23,520	43	44	738	24,345
Income tax expense(1)	—	—	—	11,100	11,100
Total	$57,492	$652	$3,532	$13,479	$75,155
_____________________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$71,944	$609	$8,917	$7,878	$89,348
SG&A	30,767	43	1,428	10,746	42,984
Income tax expense(2)	—	—	—	20,500	20,500
Total	$102,711	$652	$10,345	$39,124	$152,832
_______________________________
(1) Includes $46.8 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs:

(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31, 2014	$—	$—	$—
Charges	29,705	34,350	64,055
Cash expenditures	(383)	(1,791)	(2,174)
Other non-cash adjustments, including currency	(4,166)	589	(3,577)
Balance at December 31,2015	$25,156	$33,148	$58,304
Charges	11,066	46,805	57,871
Cash expenditures	(24,087)	(38,869)	(62,956)
Other non-cash adjustments, including currency	459	6,649	7,108
Balance at December 31, 2016	$12,594	$47,733	$60,327

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2016 and 2015 (amounts in millions, except per share data):

	2016
Quarter	4th	3rd	2nd	1st
Sales	$1,074.8	$943.3	$1,026.2	$947.2
Gross profit	333.5	265.4	324.7	308.0
Earnings (loss) before income taxes	94.4	(15.1)	88.1	56.0
Net earnings (loss) attributable to Flowserve Corporation	65.1	(20.9)	63.0	37.9
Earnings (loss) per share (1):
Basic	$0.50	$(0.16)	$0.48	$0.29
Diluted	0.50	(0.16)	0.48	0.29

	2015
Quarter	4th	3rd	2nd	1st
Sales	$1,287.7	$1,096.5	$1,162.2	$1,014.6
Gross profit	397.7	388.8	369.1	331.7
Earnings before income taxes	109.8	146.6	107.6	58.2
Net earnings attributable to Flowserve Corporation	71.4	93.6	75.0	27.7
Earnings per share (1):
Basic	$0.55	$0.71	$0.56	$0.21
Diluted	0.54	0.70	0.56	0.20
_______________________________________

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

The significant fourth quarter impact to 2016 earnings before income taxes was to record $29.8 million in charges related to our Realignment Programs. See Note 18 for additional information on our Realignment Programs.

The significant fourth quarter impact to 2015 earnings before income tax was to record $52.4 million in charges related to our Realignment Programs. In addition, there was $31.5 million less broad-based annual incentive compensation expense in the fourth quarter of 2015 as compared to the same period in 2014.

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

In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2016, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 14, 2017, in connection with an annual review of the compensation plans and arrangements of the Company, the Organization and Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the consolidation of the Flowserve Corporation Executive Officer Change in Control Severance Plan, the Flowserve Corporation Officer Change in Control Severance Plan and the Flowserve Corporation Key Management Change in Control Severance Plan (collectively, the “Prior Change in Control Plans”) into one plan, and approved certain updates and amendments to such plan. In addition, the Committee approved the amendment and restatement of the Flowserve Corporation Amended and Restated Officer Severance Plan, the Flowserve Corporation Annual Incentive Plan and the 2007 Flowserve Corporation Long Term Incentive Plan (collectively, the “Amended and Restated Plans”). The terms of the consolidation and amendment of the Prior Change in Control Plans and each of the Amended and Restated Plans are described further below.
Flowserve Corporation Change in Control Severance Plan
The Flowserve Corporation Change in Control Severance Plan (the “Change in Control Plan”) amends and supersedes the Prior Change in Control Plans. Under the Change in Control Plan, the Company’s chief executive officer, executive vice presidents, senior vice presidents, presidents of each division of the Company and certain vice presidents (collectively, the “Participants”) will be entitled to payments and benefits in connection with certain terminations of employment in connection with a change in control.
Under the Prior Change in Control Plans, certain Participants were entitled to a tax “gross-up” for excise taxes payable under Section 280G of the Internal Revenue Code of 1986, as amended, in connection with certain “change in control payments” made to such Participants. The Change in Control Plan replaces all excise tax “gross-up” provisions with a “best-after-tax” cutback for all Participants.
In addition, under the Change in Control Plan, Participants are no longer entitled to accelerated vesting of any outstanding equity or equity-based awards upon a change in control of the Company, and will be entitled to such accelerated vesting only upon certain qualifying terminations within two years following (or, in certain cases, within the 90-day period prior to) a change in control of the Company (a “Qualifying Termination”).
Consistent with the Prior Change in Control Plans, the Change in Control Plan provides that, upon a Qualifying Termination, each Participant will be entitled to severance payments consisting of the product of a specified severance multiple and the sum of Participant’s base salary and target annual bonus. Under the Change in Control Plan, effective as of January 1, 2019, the applicable severance multiples will be amended so that (i) each Participant who is an executive vice president of the Company will be entitled to a severance multiple of two and one-half, instead of three, (ii) each Participant who is a senior vice president of the Company will be entitled to a severance multiple of two, instead of three and (iii) each Participant who has a vice president title that is specified in an appendix to the Change in Control Plan will be entitled to a severance multiple of one, instead of two. No change was made to the applicable severance multiples of the Chief Executive Officer of the Company and Participants who are presidents of a division of the Company.
In addition, under the Change in Control Plan, Participants will continue to be entitled to service credit for the period equal to the product of 12 and the applicable severance multiple described above for purposes of payments under the Company’s pension and retirement plans, but will no longer be entitled to additional age credit for such period for purposes of calculating payments under such pension and retirement plans.
The Change in Control Plan also clarifies certain definitions under the Plan, including the definitions of “cause,” “change in control,” “constructive termination” and “separation from service”, to maintain consistency with market practice and the Company’s other compensation plans and arrangements.
Except for the modifications described above, the Change in Control Plan is substantially similar to the Prior Change in Control Plans.
The foregoing description of the Change in Control Plan is not complete and is qualified in its entirety by reference to the complete Change in Control Plan, which is attached hereto as Exhibit 10.42 and incorporated by reference herein.
Amended and Restated Plans

Each of the Flowserve Corporation Amended and Restated Officer Severance Plan (the “Severance Plan”) and the Flowserve Corporation Annual Incentive Plan (the “Annual Incentive Plan”) clarifies certain definitions under the Company’s prior Amended and Restated Officer Severance Plan (the “Prior Severance Plan”) and the Company’s prior Annual Incentive Plan (the “Prior Annual Incentive Plan”), including the definitions of “cause,” “separation from service” and “change in control,” as applicable, to maintain consistency with market practice and the Company’s other compensation plans and arrangements. In addition, the Annual Incentive Plan provides that Participants in the Change in Control Plan will be included among all participants in the Annual Incentive Plan who are entitled to a pro-rata payment of awards under the Annual Incentive Plan in the event of a change in control.
The 2007 Flowserve Corporation Long Term Incentive Plan (the “Long Term Incentive Plan”) clarifies certain terms of the prior 2007 Flowserve Corporation Long Term Incentive Plan (the “Prior Long Term Incentive Plan”), including with respect to the Committee’s ability to make certain adjustments to the performance goals applicable to awards under the Long Term Incentive Plan.
Except for the modifications described above, the Amended and Restated Plans are substantially similar to the Prior Severance Plan, Prior Annual Incentive Plan and Prior Long Term Incentive Plan.
The foregoing description of the Amended and Restated Plans is not complete and is qualified in its entirety by reference to the Amended and Restated Plans, each of which is attached hereto as Exhibits 10.43, 10.44 and 10.45 and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2017 annual meeting of shareholders to be held on May 18, 2017. The Proxy Statement will be filed with the SEC no later than April 26, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote on Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2017 annual meeting of shareholders to be held on May 18, 2017. The Proxy Statement will be filed with the SEC no later than April 26, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2017 annual meeting of shareholders to be held on May 18, 2017. The Proxy Statement will be filed with the SEC no later than April 26, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Committees of the Board” and “Certain Relationships and Related Transactions”

in our definitive Proxy Statement relating to our 2017 annual meeting of shareholders to be held on May 18, 2017. The Proxy Statement will be filed with the SEC no later than April 26, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2017 annual meeting of shareholders to be held on May 18, 2017. The Proxy Statement will be filed with the SEC no later than April 26, 2017.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2016 and 2015
For each of the three years in the period ended December 31, 2016:
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
The following consolidated financial statement schedule is filed as part of this Annual Report:

Schedule II — Valuation and Qualifying Accounts...........................................................................................................	112
Financial statement schedules not included in this Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits
See Index to Exhibits to this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ Mark A. Blinn
Mark A. Blinn President and Chief Executive Officer
Date: February 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William C. Rusnack	Non-Executive Chairman of the Board	February 16, 2017
William C. Rusnack

/s/ Mark A. Blinn	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017
Mark A. Blinn

/s/ Karyn F. Ovelmen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2017
Karyn F. Ovelmen

/s/ Leif E. Darner	Director	February 16, 2017
Leif E. Darner

/s/ Gayla J. Delly	Director	February 16, 2017
Gayla J. Delly

/s/ Lynn L. Elsenhans	Director	February 16, 2017
Lynn L. Elsenhans

/s/ Roger L. Fix	Director	February 16, 2017
Roger L. Fix

/s/ John R. Friedery	Director	February 16, 2017
John R. Friedery

/s/ Joseph E. Harlan	Director	February 16, 2017
Joseph E. Harlan

/s/ Rick J. Mills	Director	February 16, 2017
Rick J. Mills

/s/ David E. Roberts	Director	February 16, 2017
David E. Roberts

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2016
Allowance for doubtful accounts(a) (c):	$43,936	$12,045	$—	$(4,061)	$51,920
Deferred tax asset valuation allowance(b):	24,725	8,808	(67)	(1,350)	32,116
Year Ended December 31, 2015
Allowance for doubtful accounts(a):	25,469	19,624	152	(1,309)	43,936
Deferred tax asset valuation allowance(b):	15,378	18,548	(3,596)	(5,605)	24,725
Year Ended December 31, 2014
Allowance for doubtful accounts(a):	24,073	17,817	(443)	(15,978)	25,469
Deferred tax asset valuation allowance(b):	18,058	1,366	(996)	(3,050)	15,378

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

(c)
Excludes $63.2 million charge to fully reserve for accounts receivables with our primary Venezuelan customer that are classified as long-term within other assets, net on our consolidated balance sheet as disclosed in Note 1 of this Annual Report on Form 10-K for the year ended December 31, 2016.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2013).

3.2
Flowserve Corporation By-Laws, as amended and restated effective August 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated August 16, 2016).

4.1
Senior Indenture, dated September 11, 2012, by and between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 11, 2012).

4.2
First Supplemental Indenture, dated September 11, 2012, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 11, 2012).

4.3
Second Supplemental Indenture, dated November 1, 2013, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated November 1, 2013).

4.4
Third Supplemental Indenture, dated March 17, 2015, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 17, 2015).

10.1
Credit Agreement, dated August 20, 2012, among Flowserve Corporation, Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated August 20, 2012).

10.2
First Amendment to Credit Agreement, dated October 4, 2013, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated October 4, 2013).

10.3
Second Amendment to Credit Agreement, dated October 14, 2015, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K dated October 19, 2015).

10.4
Letter of Credit Agreement, dated as of September 14, 2007 among Flowserve B.V., as an Applicant, Flowserve Corporation, as an Applicant and as Guarantor, the Additional Applicants from time to time as a party thereto, the various Lenders from time to time as a party thereto, and ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 19, 2007).

10.5
First Amendment to Letter of Credit Agreement, dated as of September 11, 2008 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 16, 2008).

10.6
Second Amendment to Letter of Credit Agreement, dated as of September 9, 2009 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 11, 2009).

10.7
Third Amendment to Letter of Credit Agreement, dated October 26, 2012, among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, Credit Agricole Corporate and Investment Bank (f/k/a Calyon), as Mandated Lead Arranger, Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2012).

10.8
Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2008).*

10.9
Amended and Restated Flowserve Corporation Director Stock Deferral Plan, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2008).*

10.10
Trust for Non-Qualified Deferred Compensation Benefit Plans, dated February 10, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2010).*

Exhibit No.	Description
10.11
2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2009).*

10.12
2007 Flowserve Corporation Annual Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2009).*

10.13	Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2000).*
10.14
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).*

10.15
Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

10.16
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.17
Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2009).*

10.18
Letter Agreement, dated as of September 22, 2016 by and between Flowserve Corporation and Mark A. Blinn (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated as of September 22, 2016).*

10.19
First Amendment to the Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2010).*

10.20
Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.21
First Amendment to the Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2010).*

10.22
Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.23
First Amendment to the Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2010).*

10.24
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.25
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.26
Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant's 2004 Proxy Statement on Schedule 14A (File No. 001-13179) dated May 10, 2004).*

10.27
Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2008).*

10.28
Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2008).*

10.29
Form of Incentive Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

Exhibit No.	Description
10.30
Form of Non-Qualified Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

10.31
Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated March 9, 2006).*

10.32
Form A of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2008).*

10.33
Form A of Restricted Stock Unit Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q(File No. 001-13179) for the quarter ended March 31, 2008).*

10.34
Form A of Restricted Stock Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2008).*

10.35	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.36
Form A of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2012).*

10.37
Form A of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2012).*

10.38
Form A of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2012).*

10.39	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated as of March 9, 2006).*
10.40
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

10.41
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.42+	Flowserve Corporation Change In Control Severance Plan, effective February 14, 2017.*
10.43+	Flowserve Corporation Officer Severance Plan, as amended and restated effective February 14, 2017.*
10.44+	Flowserve Corporation Annual Incentive Plan, as amended and restated effective February 14, 2017.*
10.45+	2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 14, 2017.*
14.1
Flowserve Financial Management Code of Ethics adopted by the Flowserve Corporation principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.
+	Filed herewith.
++	Furnished herewith.