Form 10-Q
period 2017-03-31
FLOWSERVE CORP
filed 2017-05-01
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 25, 2017, there were 130,618,272 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2017 and 2016 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2017 and December 31, 2016 (unaudited)	2
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2017 and 2016 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4. Controls and Procedures.	23

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	25
Item 1A. Risk Factors.	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 6. Exhibits.	26
SIGNATURES	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Sales	$863,626	$947,248
Cost of sales	(599,746)	(639,247)
Gross profit	263,880	308,001
Selling, general and administrative expense	(222,029)	(236,910)
Net earnings from affiliates	5,165	3,319
Operating income	47,016	74,410
Interest expense	(14,696)	(14,568)
Interest income	624	676
Other expense, net	(11,127)	(4,543)
Earnings before income taxes	21,817	55,975
Provision for income taxes	(6,755)	(17,691)
Net earnings, including noncontrolling interests	15,062	38,284
Less: Net earnings attributable to noncontrolling interests	(239)	(425)
Net earnings attributable to Flowserve Corporation	$14,823	$37,859
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.11	$0.29
Diluted	0.11	0.29
Cash dividends declared per share	$0.19	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2017	2016
Net earnings, including noncontrolling interests	$15,062	$38,284
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $(21,490) and $(20,108) respectively	36,171	33,757
Pension and other postretirement effects, net of taxes of $(356) and $(742), respectively	484	2,786
Cash flow hedging activity, net of taxes of $(34) and $(264), respectively	103	643
Other comprehensive income	36,758	37,186
Comprehensive income, including noncontrolling interests	51,820	75,470
Comprehensive income attributable to noncontrolling interests	(772)	(1,206)
Comprehensive income attributable to Flowserve Corporation	$51,048	$74,264

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$325,783	$367,162
Accounts receivable, net of allowance for doubtful accounts of $52,072 and $51,920, respectively	844,597	894,749
Inventories, net	957,120	919,251
Prepaid expenses and other	154,633	150,199
Total current assets	2,282,133	2,331,361
Property, plant and equipment, net of accumulated depreciation of $911,160 and $882,151, respectively	715,563	723,628
Goodwill	1,211,153	1,205,054
Deferred taxes	84,590	87,178
Other intangible assets, net	216,724	214,527
Other assets, net	186,668	181,014
Total assets	$4,696,831	$4,742,762

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$354,566	$412,087
Accrued liabilities	654,025	680,689
Debt due within one year	90,632	85,365
Total current liabilities	1,099,223	1,178,141
Long-term debt due after one year	1,477,549	1,485,258
Retirement obligations and other liabilities	418,196	410,168
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	481,443	491,848
Retained earnings	3,624,907	3,632,163
Treasury shares, at cost – 46,575 and 46,980 shares, respectively	(2,063,085)	(2,078,527)
Deferred compensation obligation	6,641	8,507
Accumulated other comprehensive loss	(590,523)	(626,748)
Total Flowserve Corporation shareholders’ equity	1,680,374	1,648,234
Noncontrolling interests	21,489	20,961
Total equity	1,701,863	1,669,195
Total liabilities and equity	$4,696,831	$4,742,762

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2017	2016
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$15,062	$38,284
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24,586	24,505
Amortization of intangible and other assets	4,039	4,123
Stock-based compensation	11,307	15,957
Foreign currency and other non-cash adjustments	594	11,496
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	66,343	89,649
Inventories, net	(22,669)	(69,863)
Prepaid expenses and other	(2,436)	2,904
Other assets, net	(5,074)	(9,095)
Accounts payable	(61,918)	(89,487)
Accrued liabilities and income taxes payable	(35,375)	(15,041)
Retirement obligations and other	2,253	844
Net deferred taxes	7,215	(9,984)
Net cash flows provided (used) by operating activities	3,927	(5,708)
Cash flows – Investing activities:
Capital expenditures	(15,862)	(20,212)
Proceeds from disposal of assets and other	367	101
Net cash flows used by investing activities	(15,495)	(20,111)
Cash flows – Financing activities:
Payments on long-term debt	(15,000)	(15,000)
Proceeds under other financing arrangements	5,715	14,009
Payments under other financing arrangements	(1,314)	(11,017)
Payments related to tax withholding for stock-based compensation	(3,198)	(2,333)
Payments of dividends	(24,785)	(23,415)
Other	(244)	(142)
Net cash flows used by financing activities	(38,826)	(37,898)
Effect of exchange rate changes on cash	9,015	7,591
Net change in cash and cash equivalents	(41,379)	(56,126)
Cash and cash equivalents at beginning of period	367,162	366,444
Cash and cash equivalents at end of period	$325,783	$310,318

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2017, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report").
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three months ended March 31, 2017 represented less than 0.5% of consolidated sales and its assets at March 31, 2017 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at March 31, 2017. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. In the third quarter of 2016 we recorded a charge of $63.2 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments from our Venezuelan customer.
At March 31, 2017 the DICOM exchange rate was 709.7 bolivars to the U.S. dollar, compared with the official exchange rate of 10.0 bolivars to the U.S. dollar. As of March 31, 2017, we believe the DICOM exchange rate continues to be the most appropriate rate to remeasure the U.S. dollar value of the assets, liabilities and results of operations of our Venezuelan subsidiary.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets – As discussed in Note 1 to our consolidated financial statements included in our 2016 Annual Report, the value of our goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired.
We did not record an impairment of goodwill in 2016, 2015 or 2014; however at December 31, 2016 the estimated fair value of our Engineered Product Operations ("EPO") and Industrial Product Division ("IPD") reporting units reduced significantly due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term. Although we concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2016, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2017, are detailed in Note 1 to our consolidated financial statements included in our 2016 Annual Report.
Accounting Developments
Pronouncements Implemented
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The ASU updates represent changes to simplify the subsequent measurement of inventory. Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. The amendments of ASU 2015-11 updates that “market” requirement to “net realizable value,” which is defined by the ASU as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Our adoption of ASU No. 2015-11 effective January 1, 2017 did not have an impact on our consolidated financial condition and results of operations.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. We adopted the provisions of ASU 2016-09 as of January 1, 2017. The adoption resulted in the recognition of approximately $1 million of tax expense in our provision of income taxes and an approximately $3 million one-time, cumulative adjustment to beginning retained earnings related to the change in our accounting policy for estimated forfeitures and share cancellations. In addition, in our statements of cash flows we reclassified cash outflows for employee taxes paid from operating to financing and cash impacts due to excess tax deficiencies and benefits from financing to operating, which resulted in a net reclassification of approximately $2 million of cash flows used from operating to financing for the three months ended March 31, 2016.
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
We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations. We plan to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective method for transition. In 2015, we established a cross-functional implementation team consisting of representatives from across all of our reportable segments to begin the process of analyzing the impact of the standard on our contracts. The preliminary results of our evaluation, which is still in process, indicate that one of the changes upon adoption may be potentially increased “over-time” revenue recognition. Historically, revenue recognized under the percentage of completion method is less than 7% of our consolidated sales. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets and contract liabilities. Additionally, we are in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We are continuing our evaluation to determine the impact on our consolidated financial condition and results of operations.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-15 is not expected to have a material impact on our consolidated financial condition and results of operations.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): "Clarifying the Definition of a Business." The ASU clarifies the definition of a business and provides guidance on evaluating as to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition clarification as outlined in this ASU affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of the ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU No. 2017-01 is not expected to have a material impact on our consolidated financial condition and results of operations.
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
In February 2017, the FASB issued ASU No. 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The FASB issued this ASU to clarify the scope of subtopic 610-20, which the FASB had failed to define in its issuance of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2017-05 will be effective concurrently with ASU No. 2014-09. Similarly to ASU 2014-09, we are continuing our evaluation of ASU No. 2017-05 to determine the impact on our consolidated financial condition and results of operations.
On March 10, 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments of this ASU provide additional guidance intended to improve the presentation of net benefit costs pension costs and net periodic postretirement costs. The amendments of the ASU must be applied to annual reporting periods beginning after December 15, 2017, and to quarterly periods in 2018, early adoption of the standard is permitted. We are currently evaluating the impact of ASU No. 2017- 07 on our consolidated financial condition and results of operations.

2.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,832,115 were available for issuance as of March 31, 2017. In 2016 the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2017, no stock options have been granted since 2006.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $25.0 million and $15.2 million at March 31, 2017 and December 31, 2016, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2017 and 2016 was $25.7 million and $36.4 million, respectively.
We recorded stock-based compensation expense of $7.5 million ($11.3 million pre-tax) and $10.5 million ($16.0 million pre-tax) for the three months ended March 31, 2017 and 2016, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2017
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2017	1,259,275	$50.77
Granted	523,235	50.49
Vested	(423,523)	60.69
Canceled	(128,281)	47.97
Outstanding as of March 31, 2017	1,230,706	$47.53

Unvested Restricted Shares outstanding as of March 31, 2017, includes approximately 872,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period as compared with the same measures for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2015 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,670,000 shares based on performance targets. As of March 31, 2017, we estimate vesting of approximately 636,000 shares based on expected achievement of performance targets.

3.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2016 Annual Report and Note 5 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
We had no foreign exchange contracts designated as hedging instruments as of March 31, 2017, compared to a notional value of $0.6 million as of December 31, 2016. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $387.0 million and $393.2 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the length of foreign exchange contracts currently in place ranged from three days to 20 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair value of foreign exchange contracts not designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2017	2016
Current derivative assets	$2,909	$682
Current derivative liabilities	3,210	6,878
Noncurrent derivative liabilities	114	355

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Gain recognized in income	$1,897	$2,061
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 4 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three months ended March 31, 2017 or March 31, 2016.

4.	Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2017	2016
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $5,556 and $5,748	$526,894	$519,902
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,878 and $2,972	297,122	297,028
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $3,696 and $3,848	496,304	496,152
Term Loan Facility, interest rate of 2.40% at March 31, 2017 and 2.25% at December 31, 2016, net of debt issuance costs of $653 and $745	209,347	224,255
Capital lease obligations and other borrowings	38,514	33,286
Debt and capital lease obligations	1,568,181	1,570,623
Less amounts due within one year	90,632	85,365
Total debt due after one year	$1,477,549	$1,485,258

Senior Credit Facility
As discussed in Note 10 to our consolidated financial statements included in our 2016 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of March 31, 2017 and December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $89.6 million and $102.6 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, due to a financial covenant in the Senior Credit Facility, the amount available for borrowings under our Revolving Credit Facility was effectively limited to $419.8 million and $553.5 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of March 31, 2017.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.150% (per annum) during the period ended March 31, 2017. During the three months ended March 31, 2017, we made scheduled repayments of $15.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

5.	Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 3.
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 4. The estimated fair value of our Senior Notes at March 31, 2017 was $1,348.5 million compared to the carrying value of $1,320.3 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2017 and December 31, 2016.

6.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2017	2016
Raw materials	$361,685	$348,012
Work in process	655,564	633,352
Finished goods	225,883	220,912
Less: Progress billings	(214,104)	(216,396)
Less: Excess and obsolete reserve	(71,908)	(66,629)
Inventories, net	$957,120	$919,251

7.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2017	2016
Net earnings of Flowserve Corporation	$14,823	$37,859
Dividends on restricted shares not expected to vest	—	2
Earnings attributable to common and participating shareholders	$14,823	$37,861
Weighted average shares:
Common stock	130,393	129,781
Participating securities	169	361
Denominator for basic earnings per common share	130,562	130,142
Effect of potentially dilutive securities	713	670
Denominator for diluted earnings per common share	131,275	130,812
Earnings per common share:
Basic	$0.11	$0.29
Diluted	0.11	0.29

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.

8.	Legal Matters and Contingencies
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
As previously disclosed in our 2016 Annual Report, we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and continue to cooperate with the DOJ and SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and have completed our response to the subpoena.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

9.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2017 and 2016 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Service cost	$6.2	$5.9	$1.7	$1.8	$—	$—
Interest cost	4.3	4.8	2.2	2.9	0.2	0.3
Expected return on plan assets	(6.2)	(6.1)	(2.1)	(2.7)	—	—
Amortization of prior service cost	—	0.1	—	—	—	—
Amortization of unrecognized net loss (gain)	1.5	1.2	0.9	1.3	0.1	(0.1)
Net periodic cost recognized	$5.8	$5.9	$2.7	$3.3	$0.3	$0.2

10.	Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice. We had no repurchases of shares of our outstanding common stock for the three months ended March 31, 2017 and 2016. As of March 31, 2017 we had $160.7 million of remaining capacity under our current share repurchase program.

11.	Income Taxes
For the three months ended March 31, 2017, we earned $21.8 million before taxes and provided for income taxes of $6.8 million resulting in an effective tax rate of 31.0%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2017 primarily due to the net impact of foreign operations.
For the three months ended March 31, 2016, we earned $56.0 million before taxes and provided for income taxes of $17.7 million resulting in an effective tax rate of 31.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2016 primarily due to the net impact of foreign operations.
As of March 31, 2017, the amount of unrecognized tax benefits increased by $3.4 million from December 31, 2016. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2014, state and local income tax audits for years through 2010 or non-U.S. income tax audits for years through 2009. We are currently under examination for various years in Austria, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $8 million within the next 12 months.

12.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$414,381	$169,999	$279,246	$863,626	$—	$863,626
Intersegment sales	7,592	8,378	1,191	17,161	(17,161)	—
Segment operating income (loss)	44,582	(14,191)	40,094	70,485	(23,469)	47,016

Three Months Ended March 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$464,226	$186,704	$296,318	$947,248	$—	$947,248
Intersegment sales	9,613	10,746	2,668	23,027	(23,027)	—
Segment operating income	58,382	3,998	38,850	101,230	(26,820)	74,410

13.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2017 and 2016:

	2017				2016
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(485,568)	$(136,530)	$(1,238)	$(623,336)	$(413,422)	$(120,461)	$(3,458)	$(537,341)
Other comprehensive income (loss) before reclassifications	36,171	(1,152)	80	35,099	33,757	1,060	529	35,346
Amounts reclassified from AOCL	—	1,636	23	1,659	—	1,726	114	1,840
Net current-period other comprehensive income	36,171	484	103	36,758	33,757	2,786	643	37,186
Balance - March 31	$(449,397)	$(136,046)	$(1,135)	$(586,578)	$(379,665)	$(117,675)	$(2,815)	$(500,155)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.4 million and $2.7 million at January 1, 2017 and 2016, respectively, and $3.9 million and $3.5 million at March 31, 2017 and 2016, respectively. Includes net investment hedge losses of $0.8 million and $12.5 million, net of deferred taxes, for the three months ended March 31, 2017 and 2016, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2017(1)	2016
Cash flow hedging activity
Foreign exchange contracts
	Sales	$(30)	$(154)
	Tax benefit	7	40
	Net of tax	$(23)	$(114)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(2,397)	$(2,313)
Prior service costs(2)		(57)	(152)
	Tax benefit	818	739
	Net of tax	$(1,636)	$(1,726)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 for additional details.

14.	Realignment Programs
In the first quarter of 2015, we initiated a realignment program ("R1 Realignment Program") to reduce and optimize certain non-strategic QRCs and manufacturing facilities . In the second quarter of 2015, we initiated a second realignment program ("R2 Realignment Program") to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce, the transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets.
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $400 million, including projects still under final evaluation. We anticipate that the majority of any remaining charges will be incurred in 2017.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended March 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$(2,674)	$4,771	$(32)	$2,065	$—	$2,065
SG&A	(781)	89	124	(568)	11	(557)
	$(3,455)	$4,860	$92	$1,497	$11	$1,508
Non-Restructuring Charges
COS	$1,101	$1,438	$433	$2,972	$—	$2,972
SG&A	714	3,606	547	4,867	1,164	6,031
	$1,815	$5,044	$980	$7,839	$1,164	$9,003
Total Realignment Charges
COS	$(1,573)	$6,209	$401	$5,037	$—	$5,037
SG&A	(67)	3,695	671	4,299	1,175	$5,474
Total	$(1,640)	$9,904	$1,072	$9,336	$1,175	$10,511

	Three Months Ended March 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$1,520	$(184)	$108	$1,444	$—	$1,444
SG&A	2,407	1,712	159	4,278	—	4,278
	$3,927	$1,528	$267	$5,722	$—	$5,722
Non-Restructuring Charges
COS	$99	$1,793	$3,860	$5,752	$15	$5,767
SG&A	(221)	608	1,464	1,851	131	1,982
	$(122)	$2,401	$5,324	$7,603	$146	$7,749
Total Realignment Charges
COS	$1,619	$1,609	$3,968	$7,196	$15	$7,211
SG&A	2,186	2,320	1,623	6,129	131	$6,260
Total	$3,805	$3,929	$5,591	$13,325	$146	$13,471

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$32,037	$45,419	$13,957	$91,413	$—	$91,413
SG&A	17,036	15,686	9,676	42,398	29	42,427
Income tax expense(2)	9,400	9,300	1,800	20,500	—	20,500
	$58,473	$70,405	$25,433	$154,311	$29	$154,340
Non-Restructuring Charges
COS	$17,261	$15,621	$12,366	$45,248	$8	$45,256
SG&A	10,707	11,816	5,386	27,909	5,596	33,505
	$27,968	$27,437	$17,752	$73,157	$5,604	$78,761
Total Realignment Charges
COS	$49,298	$61,040	$26,323	$136,661	$8	$136,669
SG&A	27,743	27,502	15,062	70,307	5,625	75,932
Income tax expense(2)	9,400	9,300	1,800	20,500	—	20,500
Total	$86,441	$97,842	$43,185	$227,468	$5,633	$233,101
____________________________
(1) Includes $48.2 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
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
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended March 31, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(3,757)	$137	$4,953	$732	$2,065
SG&A	(1,319)	—	352	410	(557)
Total	$(5,076)	$137	$5,305	$1,142	$1,508

	Three Months Ended March 31, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$63	$—	$918	$463	$1,444
SG&A	3,754	—	36	488	4,278
Total	$3,817	$—	$954	$951	$5,722

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$68,187	$746	$13,870	$8,610	$91,413
SG&A	29,448	43	1,780	11,156	42,427
Income tax expense(2)	—	—	—	20,500	20,500
Total	$97,635	$789	$15,650	$40,266	$154,340
_______________________________
(1) Includes $48.2 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the three months ended March 31, 2017 and 2016:

	2017			2016
(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31	$12,594	$47,733	$60,327	$25,156	$33,147	$58,303
Charges, net of adjustments	(3,431)	(503)	(3,934)	976	3,792	4,768
Cash expenditures	(4,124)	(7,070)	(11,194)	(1,294)	(3,999)	(5,293)
Other non-cash adjustments, including currency	3,038	(1,712)	1,326	(877)	(1,162)	(2,039)
Balance at March 31	$8,077	$38,448	$46,525	$23,961	$31,778	$55,739

15.	Subsequent Event
On March 31, 2017, we signed a conditional sale and purchase agreement to sell our Flow Control Division's ("FCD") Gestra AG ("Gestra") business to a leading provider of steam system solutions for €186 million. The sale will include Gestra’s manufacturing facility in Germany as well as related operations in the U.S., the United Kingdom ("U.K."), Spain, Poland, Italy, Singapore and Portugal. In 2016, Gestra recorded revenues of approximately €92 million with earnings before interest and taxes of approximately €15 million. We believe the transaction will be completed in May 2017. Although the timing of the completed transaction and the balance sheet at the closing date will determine the exact amount, we currently estimate a gain on the sale in excess of €40 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2016 Annual Report.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 182 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
During the first three months of 2017, our financial results continued to be challenged by capital spending declines, primarily in the oil and gas industry, and pricing pressures. Although there has been stability in oil prices over recent quarters, we anticipate that the current environment will persist throughout 2017, potentially improving in the second half of this year.
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
RESULTS OF OPERATIONS — Three months ended March 31, 2017 and 2016
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 14 included in this Quarterly Report. The Realignment Programs will continue throughout 2017 and the total charges for Realignment Programs by segment are detailed below for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$(1,573)	$6,209	$401	$5,037	$—	$5,037
SG&A	(67)	3,695	671	4,299	1,175	5,474
Total	$(1,640)	$9,904	$1,072	$9,336	$1,175	$10,511

	Three Months Ended March 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$1,619	$1,609	$3,968	$7,196	$15	$7,211
SG&A	2,186	2,320	1,623	6,129	131	6,260
Total	$3,805	$3,929	$5,591	$13,325	$146	$13,471

We anticipate a total investment in these Realignment Programs of approximately $400 million, including projects still under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $233.1 million and we expect to incur the majority of the remaining charges throughout 2017.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $44 million for the three months ended March 31, 2017, as compared with $16 million in the same period of 2016. Approximately $28 million of those savings are in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect run-rate cost savings of approximately $230 million, of which approximately $190 million would be achieved in 2017. Actual savings could vary from expected savings, which represent management’s best estimate to date.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Bookings	$958.2	$921.8
Sales	863.6	947.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2017 increased by $36.4 million, or 3.9%, as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The increase included negative currency effects of approximately $12 million. The increase was primarily driven by the oil and gas industry, partially offset by decreases in the power generation and general industries. The increase was primarily due to customer original equipment bookings.
Sales for the three months ended March 31, 2017 decreased by $83.6 million, or 8.8%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $10 million. The decrease was more heavily weighted toward original equipment sales with decreased sales into every region except for Europe. Net sales to international customers, including export sales from the U.S., were approximately 64% and 62% of total sales for the three months ended March 31, 2017 and 2016, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,004.3 million at March 31, 2017 increased by $106.6 million, or 5.6%, as compared with December 31, 2016. Currency effects provided an increase of approximately $22 million. Approximately 31.1% of the backlog at March 31, 2017 was related to aftermarket orders.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Gross profit	$263.9	$308.0
Gross profit margin	30.6%	32.5%

Gross profit for the three months ended March 31, 2017 decreased by $44.1 million, or 14.3%, as compared with the same period in 2016. Gross profit margin for the three months ended March 31, 2017 of 30.6% decreased from 32.5% for the same period in 2016. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by a mix shift to higher margin aftermarket sales and decreased charges and increased savings related to our Realignment Programs compared to the same period in 2016. Aftermarket sales increased to approximately 47% of total sales, as compared with approximately 45% of total sales for the same period in 2016.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
SG&A	$222.0	$236.9
SG&A as a percentage of sales	25.7%	25.0%

SG&A for the three months ended March 31, 2017 decreased by $14.9 million, or 6.3%, as compared with the same period in 2016. Currency effects yielded a decrease of approximately $2 million. SG&A as a percentage of sales for the three months ended March 31, 2017 increased 70 basis points as compared with the same period in 2016 due to lower sales leverage, partially offset by decreased charges and increased savings related to our Realignment Programs compared to the same period in 2016.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Net earnings from affiliates	$5.2	$3.3

Net earnings from affiliates for the three months ended March 31, 2017 increased $1.9 million, or 57.6%, as compared with the same period in 2016. The increase was primarily a result of increased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Operating income	$47.0	$74.4
Operating income as a percentage of sales	5.4%	7.9%

Operating income for the three months ended March 31, 2017 decreased by $27.4 million, or 36.8%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $3 million. The decrease was primarily a result of the $44.1 million decrease in gross profit, partially offset by a $14.9 million decrease in SG&A.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Interest expense	$(14.7)	$(14.6)
Interest income	0.6	0.7

Interest expense and interest income for the three months ended March 31, 2017 remained relatively constant compared with the same period in 2016.

Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Other expense, net	$(11.1)	$(4.5)

Other expense, net for the three months ended March 31, 2017 increased $6.6 million as compared with the same period in 2016, due primarily to a $7.3 million increase in losses from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Indian rupee and Brazilian real in relation to the U.S. dollar during the three months ended March 31, 2017, as compared with the same period in 2016.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Provision for income taxes	$6.8	$17.7
Effective tax rate	31.0%	31.6%

The effective tax rate of 31.0% for the three months ended March 31, 2017 decreased from 31.6% for the same period in 2016. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2017 primarily due to the net impact of foreign operations.

Other Comprehensive Income

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Other comprehensive income	$36.8	$37.2

Other comprehensive income for the three months ended March 31, 2017 decreased $0.4 million from $37.2 million in 2016.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical and general industries. EPD operates in 47 countries with 32 manufacturing facilities worldwide, 10 of which are located in Europe, 10 in North America, seven in Asia and five in Latin America, and it operates 124 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Bookings	$460.9	$424.5
Sales	422.0	473.8
Gross profit	133.8	158.0
Gross profit margin	31.7%	33.3%
Segment operating income	44.6	58.4
Segment operating income as a percentage of sales	10.6%	12.3%

Bookings for the three months ended March 31, 2017 increased by $36.4 million, or 8.6%, as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The increase included negative currency effects of approximately $5 million. The increase in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by a decrease in the power generation and general industries. Increased bookings of $64.9 million into Asia Pacific were partially offset by decreased bookings of $13.3 million into Europe, $6.5 million into North America, $5.8 million into the Middle East and $3.2 million into Africa. The increase was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $1.8 million.
Sales for the three months ended March 31, 2017 decreased $51.8 million, or 10.9%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $5 million. The decrease was due to lower customer original equipment sales, resulting from decreased sales of $33.9 million into North America, $12.6 million into Latin America, and $5.8 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $2.0 million.
Gross profit for the three months ended March 31, 2017 decreased by $24.2 million, or 15.3%, as compared with the same period in 2016. Gross profit margin for the three months ended March 31, 2017 of 31.7% decreased from 33.3% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by decreased charges related to our Realignment Programs compared to the same period in 2016 and a mix shift to higher margin aftermarket sales.
Operating income for the three months ended March 31, 2017 decreased by $13.8 million, or 23.6%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $3 million. The decrease was due to a

$24.2 million decrease in gross profit, partially offset by a $8.4 million decrease in SG&A (including a decrease due to currency effects of approximately one million). The decrease in SG&A is primarily due to decreased charges and increased savings achieved related to our Realignment Programs compared to the same period in 2016.
Backlog of $1,014.1 million at March 31, 2017 increased by $47.3 million, or 4.9%, as compared with December 31, 2016. Currency effects provided an increase of approximately $14 million. Backlog at March 31, 2017 and December 31, 2016 included $12.3 million and $11.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, power generation and general industries. IPD operates 18 manufacturing facilities, five of which are located in the U.S, nine in Europe and four in Asia and it operates 30 QRCs worldwide, including 19 sites in Europe, six in the U.S., three in Asia and two in Latin America, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Bookings	$206.7	$207.7
Sales	178.4	197.5
Gross profit	34.5	50.2
Gross profit margin	19.3%	25.4%
Segment operating (loss) income	(14.2)	4.0
Segment operating (loss) income as a percentage of sales	(8.0)%	2.0%

Bookings for the three months ended March 31, 2017 decreased by $1.0 million, or 0.5%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $3 million. The decrease in customer bookings was primarily driven by the chemical and power generation industries, substantially offset by an increase in the oil and gas industry. Decreased bookings of $6.6 million into Asia Pacific and $4.1 million into the Middle East were substantially offset by increased bookings of $10.7 million into North America. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $2.6 million.
Sales for the three months ended March 31, 2017 decreased $19.1 million, or 9.7%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $3 million and was primarily driven by decreased customer original equipment sales. Customer sales decreased $18.3 million into North America and $1.0 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $2.4 million when compared to the same period in 2016.
Gross profit for the three months ended March 31, 2017 decreased by $15.7 million, or 31.3%, as compared with the same period in 2016. Gross profit margin for the three months ended March 31, 2017 of 19.3% decreased from 25.4% for the same period in 2016. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by a mix shift to higher margin aftermarket sales.
Operating loss for the three months ended March 31, 2017 increased by $18.2 million, to a loss of $14.2 million, as compared with income of $4.0 million for the same period in 2016. The increase included currency benefits of less than one million. The increased loss was primarily due to the $15.7 million decrease in gross profit and a $2.2 million increase in SG&A (including a decrease due to currency effects of approximately one million). The increase in SG&A is primarily due to increased charges related to our Realignment Programs.
Backlog of $402.4 million at March 31, 2017 increased by $28.9 million, or 7.7%, as compared with December 31, 2016. Currency effects provided an increase of approximately $3 million. Backlog at March 31, 2017 and December 31, 2016 included $14.0 million and $14.2 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Bookings	$309.8	$310.1
Sales	280.4	299.0
Gross profit	96.6	99.0
Gross profit margin	34.5%	33.1%
Segment operating income	40.1	38.9
Segment operating income as a percentage of sales	14.3%	13.0%

Bookings for the three months ended March 31, 2017 were flat compared with the same period in 2016. Bookings included negative currency effects of approximately $4 million. Decreased customer bookings in the general industries were substantially offset by increases in the oil and gas and power generation industries. Decreased customer bookings of $11.1 million into Latin America, $8.4 million into North America and $5.0 million into the Middle East were substantially offset by increased customer bookings of $15.8 million into Asia Pacific, $5.7 million into Europe and $1.8 million into Africa.
Sales for the three months ended March 31, 2017 decreased $18.6 million, or 6.2%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $2 million and was primarily driven by decreased customer original equipment sales. Decreased customer sales of $13.5 million into the Middle East and $7.8 million into Asia Pacific were partially offset by increased sales of $3.3 million into Europe.
Gross profit for the three months ended March 31, 2017 decreased by $2.4 million, or 2.4%, as compared with the same period in 2016. Gross profit margin for the three months ended March 31, 2017 of 34.5% increased from 33.1% for the same period in 2016. The increase in gross profit margin was primarily attributable to the savings achieved and decreased charges related to our Realignment Programs compared to the same period in 2016.
Operating income for the three months ended March 31, 2017 increased by $1.2 million, or 3.1%, as compared with the same period in 2016. The increase included negative currency effects of less than a million. The increase was primarily attributable to decreased SG&A of $3.5 million (including a decrease due to currency effects of approximately one million), substantially offset by the $2.4 million decrease in gross profit. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses compared to the same period in 2016.
Backlog of $615.3 million at March 31, 2017 increased by $30.8 million, or 5.3%, as compared with December 31, 2016. Currency effects provided an increase of $6 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Net cash flows provided (used) by operating activities	$3.9	$(5.7)
Net cash flows used by investing activities	(15.5)	(20.1)
Net cash flows used by financing activities	(38.8)	(37.9)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2017 was $325.8 million, as compared with $367.2 million at December 31, 2016.
Our cash balance decreased by $41.4 million to $325.8 million at March 31, 2017 as compared with December 31, 2016. The cash used during the first three months of 2017 included $24.8 million in dividend payments, $15.9 million in capital expenditures and $15.0 million of payments on long-term debt.
For the three months ended March 31, 2017, our cash provided by operating activities was $3.9 million, as compared with cash used of $5.7 million for the same period in 2016. Cash flow used by working capital decreased for the three months ended March 31, 2017, due primarily to decreased uses of cash related to inventory and accounts payable, partially offset by decreased source of cash related to accounts receivable and an increased use of cash related to accrued liabilities and income taxes payable as compared to the same period in 2016.
Decreases in accounts receivable provided $66.3 million of cash flow for the three months ended March 31, 2017 as compared with $89.6 million for the same period in 2016. The decrease in accounts receivable was primarily attributable to lower sales during the period as compared to the same period in 2016. As of March 31, 2017 our days’ sales outstanding ("DSO") was 88 days as compared with 91 days as of March 31, 2016.
Increases in inventory used $22.7 million and $69.9 million of cash flow for the three months ended March 31, 2017 and March 31, 2016, respectively. Inventory turns were 2.5 times at March 31, 2017 as compared with 2.3 times for the same period in 2016. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $61.9 million of cash flow for the three months ended March 31, 2017 as compared with $89.5 million for the same period in 2016. Decreases in accrued liabilities and income taxes payable used $35.4 million of cash flow for the three months ended March 31, 2017 as compared with $15.0 million for the same period in 2016.
Cash flows used by investing activities during the three months ended March 31, 2017 were $15.5 million as compared with $20.1 million for the same period in 2016. Capital expenditures during the three months ended March 31, 2017 were $15.9 million, a decrease of $4.4 million as compared with the same period in 2016. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2017, total capital expenditures are expected to be between $80 million and $90 million.
Cash flows used by financing activities during the three months ended March 31, 2017 were $38.8 million as compared with $37.9 million for the same period in 2016. Cash outflows during the three months ended March 31, 2017 resulted primarily from $24.8 million of dividend payments and $15.0 million of payments on long-term debt.
Our Senior Credit Facility matures in October 2020. Approximately 21% of our outstanding Term Loan Facility is due to mature in the remainder of 2017 and approximately 29% in 2018. As of March 31, 2017, we had available capacity of $419.8 million on our $1.0 billion Revolving Credit Facility. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During each of the three months ended March 31, 2017 and 2016 we made no cash contributions to our U.S. pension plan. At December 31, 2016 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2017, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At March 31, 2017, $304.0 million of our total cash balance of $325.8 million was held by foreign subsidiaries, $178.7 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $178.7 million could be repatriated resulting in a U.S. cash tax liability between $5.0 million and $15.0 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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

On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of March 31, 2017, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2016 Annual Report and Note 4 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through March 31, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2017, include:

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
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2016 Annual Report and Part II of this 10-Q, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2017, we had $210.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 2.40%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the three months ended March 31, 2017.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains associated with foreign currency translation of $36.2 million and $33.8 million for the three months March 31, 2017 and 2016, respectively, which are included in other comprehensive income.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of March 31, 2017, we had a U.S. dollar equivalent of $387.0 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $393.8 million at December 31, 2016. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $11.0 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2017, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2017 would have impacted our net earnings by approximately $3 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are party to the legal proceedings that are described in Note 8 to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2016 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in risk factors discussed in our 2016 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2016 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 10 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2017 we had no repurchases of common shares. As of March 31, 2017, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2017:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	7	(1)	$49.53	—	$160.7
February 1 - 28	65,159	(1)	48.92	—	160.7
March 1 - 31	61,576	(2)	47.33	—	160.7
Total	126,742		$48.15	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 58,979 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $47.32, and 2,597 shares purchased at a price of $47.60 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	May 1, 2017	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2017	/s/ John E. Roueche III
John E. Roueche III
Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective August 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2016).

10.1+	Separation Agreement and Release, dated February 26, 2017, by and between Karyn Ovelmen and Flowserve Corporation, Flowserve Management Company, and Flowserve U.S., Inc.

10.2
Offer letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 8, 2017).

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