Form 10-K/A
period 2016-12-31
FLOWSERVE CORP
filed 2017-08-11
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

FLOWSERVE CORPORATION
FORM 10-K

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	15

PART II
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9A.	Controls and Procedures	106

PART IV
Item 15.	Exhibits, Financial Statement Schedules	109
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

EXPLANATORY NOTE
Flowserve Corporation is filing this amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 , originally filed with the Securities and Exchange Commission on February 16, 2017 ("the original filing") to make the following changes:

•	To amend Item 1A. Risk Factors to add an additional risk factor regarding the potential adverse impact the material weaknesses could have on our timely and accurate reporting of financial results.

•
To amend Item 8. Financial Statements and Supplementary Data for the change in the Report of Independent Registered Public Accounting Firm, in relation to the independent registered public accounting firm's report on our internal control over financial reporting.

•
To make revisions for immaterial errors in the consolidated financial statements previously issued in the original filing in Item 1. Business, Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis, Item 7A. Qualitative and Quantitative Disclosures About Market Risk and Item 8. Financial Statements and Supplementary Data.

•	To amend Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
On July 27, 2017, we announced that during the 2017 second quarter we determined that material weaknesses existed in our internal control structure for the year ended December 31, 2016 and continued through the end of the second quarter of 2017. Item 9A Controls and Procedures has been amended herein to reflect that change.
Additionally, certain immaterial accounting errors were identified in prior period financial statements for prior periods through the first quarter of 2017, which occurred primarily at two non-U.S. sites, and principally involved certain inventory, accounts receivable, cost of sales and selling, general and administrative expense balances. While not material to any prior annual or quarterly period, in order to facilitate comparisons among periods, we have revised our consolidated financial statements included in this amendment, as well as an amendment to our Form 10-Q for the quarterly period ended March 31, 2017, to reflect the revisions to our consolidated financial statements for the fiscal years ended December 31, 2016, 2015 and 2014 and to the unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2017 and 2016.
For additional discussion regarding the revision adjustments, see Note 2 of the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K/A. This amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the original filing and any of the Company's other filings with the Securities and Exchange Commission ("SEC") subsequent to the original filing, together with any amendments to those filings.

ii

PART I

1

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
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K/A for the year ended December 31, 2016 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 16 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
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
EPD Backlog
EPD’s backlog of orders as of December 31, 2016 was $968.8 million  (including $11.7 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1,160.5 million (including $10.5 million  of interdivision backlog) as of December 31, 2015 . We expect to ship approximately 87% of December 31, 2016 backlog during 2017 .
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
IPD Backlog
IPD’s backlog of orders as of December 31, 2016 was $375.6 million  (including $14.2 million  of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $424.6 million  (including $15.7 million  of interdivision backlog) as of December 31, 2015 . We expect to ship approximately 90% of December 31, 2016 backlog during 2017 .
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2016 was $584.5 million , compared with $622.0 million  as of December 31, 2015 . We expect to ship approximately 87% of December 31, 2016 backlog during 2017 .
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $289 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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
Ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, in connection with the revisions made in this Form 10-K/A, management re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that a deficiency in our internal controls related to the control environment primarily related to the operation of certain inventory controls or recording of unsupported manual journal entries at one of the non-U.S. sites and the design and maintenance of effective business performance reviews represents material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2016 . For a description of the material weaknesses identified by management and the remediation efforts being implemented for the material weaknesses, see “Part II, Item 9A - Controls and Procedures.” If the enhanced controls implemented to address the material weaknesses and to strengthen the overall internal control related to the control environment at the one non-U.S. site and the business performance review controls are not designed or do not operate effectively, if we are unsuccessful in implementing or following these enhanced processes, or we are otherwise unable to remediate these material weaknesses, this may result in untimely or inaccurate reporting of our financial results.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016(a)(h)	2015(b)(g)(h)	2014(g)(h)	2013(c)(g)(h)	2012(g)(h)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$3,990,487	$4,557,791	$4,877,885	$4,954,619	$4,751,339
Gross profit	1,231,233	1,477,537	1,710,171	1,686,379	1,580,951
Selling, general and administrative expense	(976,194)	(972,733)	(936,900)	(966,830)	(922,125)
Operating income	267,965	514,665	785,386	758,566	675,778
Interest expense	(60,137)	(65,270)	(60,322)	(54,413)	(43,520)
Provision for income taxes	(77,380)	(148,351)	(209,311)	(204,862)	(160,766)
Net earnings attributable to Flowserve Corporation	132,455	258,411	513,372	483,652	448,339
Net earnings per share of Flowserve Corporation common shareholders (basic)(d)	1.02	1.94	3.75	3.42	2.86
Net earnings per share of Flowserve Corporation common shareholders (diluted)(d)	1.01	1.93	3.72	3.40	2.84
Cash flows from operating activities (i)	240,476	440,759	594,481	515,724	546,029
Cash dividends declared per share(d)	0.76	0.72	0.64	0.56	0.48
FINANCIAL CONDITION
Working capital	$1,119,251	$1,106,946	$1,164,381	$1,136,317	$1,006,152
Total assets	4,708,923	4,963,106	4,844,667	4,921,829	4,737,477
Total debt	1,570,623	1,620,996	1,145,658	1,190,231	919,398
Retirement obligations and other liabilities	407,839	387,786	362,970	387,823	406,231
Total equity	1,637,388	1,664,382	1,930,246	1,870,669	1,889,905
FINANCIAL RATIOS
Return on average net assets(e)	5.2%	9.4%	17.9%	16.9%	16.5%
Net debt to net capital ratio(f)	42.4%	43.0%	26.4%	30.6%	24.5%
_______________________________

(a)	Results of operations in 2016 include costs of $94.8 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $75.8 million .

(b)	Results of operations in 2015 include costs of $108.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $85.0 million.

(c)	Results of operations in 2014 include costs of $10.7 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $7.6 million.

(d)	Periods prior to 2013 have been retrospectively adjusted for a three-for-one stock split.

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

(h)	All periods have been revised for the errors described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

(i)
Other information for cash flows from operating activities have been retrospectively adjusted to reflect the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment

Accounting." These adjustments are more fully described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

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
In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative expense balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for the fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings. Refer to Note 2 to our consolidated financial statements included in this Annual Report for more information.
In the first and second quarters of 2015, we initiated realignment programs that consist of both restructuring and non-restructuring charges ("Realignment Programs") that are further discussed in Note 19 of our consolidated financial statements included in Item 8 of this Annual Report. The Realignment Programs have continued throughout 2016 and the total charges for the Realignment Programs by segment are detailed below for the years ended December 31, 2016 and 2015:

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
Bookings and Backlog

	2016	2015	2014
	(Amounts in millions)
Bookings	$3,760.4	$4,176.8	$5,161.0
Backlog (at period end)	1,901.8	2,176.4	2,704.2
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from bookings. Bookings of $3.8 billion in 2016 decrease d by $416.4 million , or 10.0% , as compared with 2015 . The decrease included negative currency effects of approximately $108 million . The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the chemical and general industries. The decrease was primarily due to customer original equipment bookings.

Bookings in 2015 decrease d by $ 984.2 million , or 19.1% , as compared with 2014. The decrease included negative currency effects of approximately $377 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the general and chemical industries. The decrease was more heavily weighted toward customer original equipment bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1.9  billion at December 31, 2016 decrease d by $274.6 million , or 12.6% , as compared with December 31, 2015 . The decrease included negative currency effects of approximately $18 million  (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 30% and 26% of the backlog at December 31, 2016 and 2015 , respectively. We expect to ship approximately 88% of December 31, 2016 backlog during 2017 .
Backlog of $2.2 billion at December 31, 2015 decrease d by $527.8 million , or 19.5% , as compared with December 31, 2014. The decrease included negative currency effects of approximately $145 million and the impact of cancellations of

$118.4 million of orders booked during prior years. Order cancellations do not typically result in material negative impacts to our financial results due to the cancellation provisions of our long lead time contracts.
Sales

	2016	2015	2014
	(Amounts in millions)
Sales	$3,990.5	$4,557.8	$4,877.9
Sales in 2016 decrease d by $567.3 million , or 12.4% , as compared with 2015 . The decrease included negative currency effects of approximately $115 million . The decrease was more heavily weighted toward original equipment sales. Sales decreased into every region except for sales into the Middle East.
Sales in 2015 decrease d by $320.1 million , or 6.6% , as compared with 2014. The decrease included negative currency effects of approximately $431 million . The decrease was more heavily weighted towards original equipment sales. Sales decreased into every region except for sales into Europe, primarily due to the favorable impact of SIHI sales into the region. Sales in 2015 include $294.2 million sales from SIHI which do not compare to 2014.
Sales to international customers, including export sales from the U.S., were approximately 64% of total sales in 2016 , 66% in 2015 and 68% in 2014 . Sales into Europe, the Middle East and Africa ("EMA") were approximately 35% , 34% and 32% of total sales in 2016 , 2015 and 2014 , respectively. Sales into Asia Pacific were approximately 18% of total sales for 2016 , 18% for 2015 and 20% for 2014 . Sales into Latin America were approximately 7% of total sales in 2016 , 9% for 2015 and 11% for 2014 .
Gross Profit and Gross Profit Margin

	2016	2015	2014
	(Amounts in millions, except percentages)
Gross profit	$1,231.2	$1,477.5	$1,710.2
Gross profit margin	30.9%	32.4%	35.1%
Gross profit in 2016 decrease d by $246.3 million , or 16.7% , as compared with 2015 . Gross profit margin in 2016 of 30.9% decrease d from 32.4% in 2015 . The decrease in gross profit and gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, unfavorable impacts of short-term operational inefficiencies related to the initial execution of certain Realignment Programs, lower margin projects that shipped from backlog and a charge to write down inventory in Brazil, partially offset by realignment savings achieved related to our Realignment Programs and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 45% of total sales, as compared with approximately 43% of total sales for the same period in 2015 .

Gross profit in 2015 decrease d by $232.7 million , or 13.6% , as compared with 2014. Gross profit margin in 2015 of 32.4% decreased from 35.1% in 2014. The decrease in gross profit and gross profit margin was primarily attributed to the negative impact resulting from purchase accounting adjustments on acquired SIHI backlog and inventory of $18.1 million, charges related to our Realignment Programs of $66.7 million, and to a lesser extent, certain lower margin projects that shipped from backlog and the negative impact of decreased sales on our absorption of fixed manufacturing costs, as compared with the same period in 2014. The decrease was partially offset by a decrease in compensation, which included a decrease in broad-based annual incentive program compensation, and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 43% of total sales, as compared with approximately 42% of total sales for the same period in 2014.
SG&A

	2016	2015	2014
	(Amounts in millions, except percentages)
SG&A	$976.2	$972.7	$936.9
SG&A as a percentage of sales	24.5%	21.3%	19.2%

SG&A in 2016 increase d by $3.5 million , or 0.4% , as compared with 2015 . Currency effects yielded a decrease of approximately $28 million . SG&A as a percentage of sales in 2016 increase d 320 basis points as compared with the same period in 2015 due primarily to increased bad debt expense as a result of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 and lower sales leverage, partially offset by decreased charges and savings achieved related to our Realignment Programs and lower SIHI integration costs.

SG&A in 2015 increase d by $35.8 million , or 3.8% , as compared with 2014. Currency effects yielded a decrease of approximately $81 million . SG&A as a percentage of sales in 2015 increase d 210 basis points as compared with the same period in 2014 due in part to $41.2 million of charges related to our Realignment Programs, $11.6 million of SIHI acquisition-related costs, lower sales leverage, a $11.9 million increase in bad debt expense and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014, partially offset by a decrease in compensation, which included a decrease in broad-based annual incentive program compensation, and a $6.8 million gain from the reversal of contingent consideration on our purchase of Innovative Mag-Drive, LLC ("Innomag").
Net Earnings from Affiliates

	2016	2015	2014
	(Amounts in millions)
Net earnings from affiliates	$12.9	$9.9	$12.1
Net earnings from affiliates represents our net income from investments in eight joint ventures ( one located in each of Chile, Japan, Saudi Arabia, South Korea, the United Arab Emirates, and India and two in China) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2016 increase d by $3.0 million primarily as a a result of increased earnings of our EPD joint venture in South Korea and IPD joint venture in Chile. Net earnings from affiliates in 2015 decrease d by $ 2.2 million primarily as a result of decreased earnings of our EPD joint venture in South Korea.
Operating Income

	2016	2015	2014
	(Amounts in millions, except percentages)
Operating income	$268.0	$514.7	$785.4
Operating income as a percentage of sales	6.7%	11.3%	16.1%
Operating income in 2016 decrease d by $246.7 million , or 47.9% , as compared with 2015 . The decrease was primarily a result of the $246.3 million decrease in gross profit, partially offset by the $3.5 million increase in SG&A discussed above. The decrease included negative currency effects of approximately $12 million .

Operating income in 2015 decrease d by $ 270.7 million , or 34.5% , as compared with 2014. The decrease was primarily a result of the $232.7 million decrease in gross profit and the $35.8 million increase in SG&A discussed above. The decrease included negative currency effects of approximately $42 million and $108.1 million of realignment expense.

Interest Expense and Interest Income

	2016	2015	2014
	(Amounts in millions)
Interest expense	$(60.1)	$(65.3)	$(60.3)
Interest income	2.8	2.1	1.7
Interest expense in 2016 decrease d by $5.2 million as compared with 2015 . The decrease was primarily attributable to decreased commitments and borrowings under our Revolving Credit Facility (as such term is defined in Note 11 to our consolidated financial statements in Item 8 of this Annual Report) in 2016, as compared to the same period in 2015. Interest expense in 2015 increase d by $5.0 million as compared with 2014. The increase was primarily attributable to interest expense associated with increased borrowings in 2015 related to our public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 (the "2022 EUR Senior Notes") issued on March 17, 2015.
Interest income in 2016 increase d by $0.7 million as compared with 2015 . Interest income in 2015 increase d by $0.4 million as compared with 2014.

Other Income (Expense), net

	2016	2015	2014
	(Amounts in millions)
Other income (expense), net	$2.3	$(39.1)	$2.0
Other income, net increased $41.4 million from expense of $39.1 million in 2015 to income of $2.3 million in 2016 . The increase was primarily due to a $58.7 million decrease in losses arising from transactions in currencies other than our sites' functional currencies, partially offset by a $18.2 million decrease in gains from foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real, Canadian dollar and British pound in relation to the U.S. dollar during the year ended December 31, 2016 , as compared with the same period in 2015, and the $18.5 million loss as a result of the remeasurement of our Venezuelan bolivar-denominated net monetary assets in the first quarter of 2015 that did not recur.
Other expense, net increased $41.1 million from income of $2.0 million in 2014 to a loss of $39.1 million in 2015. The increase was primarily due to a $55.9 million increase in losses arising from transactions in currencies other than our sites' functional currencies, including the impact of the $18.5 million loss as a result of the first quarter of 2015 remeasurement of our bolivar-denominated Venezuelan net monetary assets, partially offset by a $15.4 million increase in gains from foreign exchange contracts. The changes are primarily due to the foreign currency exchange rate movements of the Brazilian real, Mexican peso and Euro in relation to the U.S. dollar as compared with the same period in 2014.
Tax Expense and Tax Rate

	2016	2015	2014
	(Amounts in millions, except percentages)
Provision for income taxes	$77.4	$148.4	$209.3
Effective tax rate	36.3%	36.0%	28.7%
The 2016 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided. Our effective tax rate of 36.3% for the year ended December 31, 2016 increased from 36.0% in 2015 due primarily to the tax impacts described above. The 2015 tax rate differed from the federal statutory rate of 35% primarily due to tax impacts of the realignment programs, the non-deductible Venezuelan exchange rate remeasurement loss, and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $12.6 million, partially offset by the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions. The 2014 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
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
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2016 , we have foreign tax credits of $60.0 million , expiring in 2020 through 2026 against which we recorded a valuation allowance of $0.6 million . Additionally, we have recorded other net deferred tax assets of $84.3 million , which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.

Net Earnings and Earnings Per Share

	2016	2015	2014
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$132.5	$258.4	$513.4
Net earnings per share — diluted	$1.01	$1.93	$3.72
Average diluted shares	131.0	133.8	137.8
Net earnings in 2016 decrease d by $125.9 million  million to $132.5 million , or to $1.01 per diluted share, as compared with 2015 . The decrease was primarily attributable to a $246.7 million decrease in operating income, partially offset by a $41.4 million increase in other income, net, a $5.2 million decrease in interest expense and a $71.0 million decrease in tax expense.

Net earnings in 2015 decrease d by $255.0 million to $258.4 million , or to $1.93 per diluted share, as compared with 2014. The decrease was primarily attributable to a $270.7 million decrease in operating income, a $41.1 million increase in other expense, net and a $5.0 million increase in interest expense, partially offset by a $60.9 million decrease in tax expense.

Other Comprehensive Loss

	2016	2015	2014
	(Amounts in millions)
Other comprehensive loss	$(85.8)	$(156.7)	$(158.5)
Other comprehensive loss in 2016 decrease d by $70.9 million to $85.8 million as compared to $156.7 million in 2015. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the British pound, Euro and Mexican peso versus the U.S. dollar at December 31, 2016 as compared with 2015 .
Other comprehensive loss in 2015 decreased by $1.8 million to $156.7 million as compared to $158.5 million in 2014. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real and Argentine peso versus the U.S. dollar at December 31, 2015 as compared with 2014.
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

	EPD
	2016	2015	2014
	(Amounts in millions, except percentages)
Bookings	$1,823.8	$2,065.6	$2,832.8
Sales	1,996.0	2,256.8	2,564.6
Gross profit	621.6	738.3	891.5
Gross profit margin	31.1%	32.7%	34.8%
Segment operating income	167.4	320.0	446.2
Segment operating income as a percentage of sales	8.4%	14.2%	17.4%
Backlog (at period end)	968.8	1,160.5	1,573.3
Bookings in 2016 decrease d by $241.8 million , or 11.7% , as compared with 2015 . The decrease included negative currency effects of approximately $76 million . The decrease in customer bookings was primarily driven by the oil and gas and general industries, and to a lesser extent, the chemical industry. Customer bookings decreased $87.0 million into Europe, $52.0 million into Latin America, $38.0 million into North America, $36.4 million into the Middle East, $26.2 million into Asia Pacific and $2.6 million into Africa. The decrease was primarily driven by decreased customer original equipment bookings. Of the $1.8 billion  of bookings in 2016 , approximately 48% were from oil and gas, 17% from general industries, 18% from chemical, and 17% from power generation. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $8.4 million .
Bookings in 2015 decrease d by $767.2 million , or 27.1% , as compared with 2014. The decrease included negative currency effects of approximately $228 million. The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the chemical and general industries. Customer bookings decreased $267.5 million into North America, $226.0 million into Latin America, $149.1 million into Europe, and $92.4 million into Asia Pacific. The decrease was more heavily weighted toward customer original equipment bookings. Of the $2.1 billion  of bookings in 2015, approximately 47% were from oil and gas, 19% from general industries, 17% from chemical, 15% from power generation and 2% from water management. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $18.9 million.
Sales in 2016 decrease d $260.8 million , or 11.6% , as compared with 2015 . The decrease included negative currency effects of approximately $88 million . The decrease was proportionally driven by decreased original equipment and aftermarket sales, resulting from decreased customer sales of $110.2 million into Latin America, $84.3 million into North America, $27.7 million into Europe, $19.3 million into Africa, $13.5 million into Asia Pacific and $2.0 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decrease d $14.0 million .
Sales in 2015 decrease d $307.8 million , or 12.0% , as compared with 2014. The decrease included negative currency effects of approximately $257 million . The decrease was primarily driven by decreased original equipment sales, resulting from decreased customer sales of $127.4 million into Asia Pacific, $71.4 million into Latin America, $39.9 million into the Middle East, $27.8 million into Europe and $11.3 million into North America. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $10.0 million.
Gross profit in 2016 decrease d by $116.7 million , or 15.8% , as compared with 2015 . G ross profit margin in 2016 of 31.1% decrease d from 32.7% in 2015 . The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, a charge to write down inventory in Brazil and increased charges related to our Realignment Programs, partially offset by realignment savings achieved.
Gross profit in 2015 decrease d by $153.2 million , or 17.2% , as compared with 2014. G ross profit margin in 2015 of 32.7% decreased from 34.8% in 2014. The decrease in gross profit margin was primarily attributable to the charges related to our Realignment Programs and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by a decrease in broad-based annual incentive program compensation.
Operating income in 2016 decrease d by $152.6 million , or 47.7% , as compared with 2015 . The decrease included negative currency effects of approximately $10 million . The decrease was due to a $116.7 million decrease in gross profit, and a $39.1 million increase in SG&A (including a decrease due to currency effects of approximately $22 million ). The increase in SG&A is primarily due to increased bad debt expense as a result of EPD's $71.2 million portion of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016, partially offset by savings achieved related to our Realignment Programs and lower selling-related expenses.
Operating income in 2015 decrease d by $126.2 million , or 28.3% , as compared with 2014. The decrease included negative currency effects of approximately $28 million . The decrease was due to a $153.2 million decrease in gross profit, partially offset by a $30.1 million decrease in SG&A (including a decrease due to currency effects of approximately $49 million ). The decrease in SG&A was due primarily to decreased selling and marketing-related expenses resulting from lower sales, savings associated with strategic cost reduction programs and a decrease in broad-based annual incentive program compensation, partially offset by charges related to our Realignment Programs and increased bad debt expenses.
Backlog of $1.0  billion at December 31, 2016 decrease d by $191.7  million, or 16.5% , as compared with December 31, 2015 . Currency effects provided a decrease of approximately $2 million . Backlog at December 31, 2016 included $11.7 million  of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.2 billion at December 31, 2015 decreased by $412.8 million , or 26.2% , as compared with December 31, 2014. Currency effects provided a decrease of approximately $80 million. The decrease includes the impact of cancellations of orders booked during prior years. Order cancellations do not typically result in material negative impacts to our financial results due to the cancellation provisions of our long lead time contracts. Backlog at December 31, 2015 included $10.5 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	IPD
	2016	2015	2014
	(Amounts in millions, except percentages)
Bookings	$797.7	$887.2	$781.0
Sales	835.1	981.9	805.9
Gross profit	182.5	238.7	217.6
Gross profit margin	21.9%	24.3%	27.0%
Segment operating (loss) income	(6.4)	29.1	103.6
Segment operating (loss) income as a percentage of sales	(0.8)%	3.0%	12.9%
Backlog (at period end)	375.6	424.6	393.9
Bookings in 2016 decrease d by $89.5 million , or 10.1% , as compared with 2015 . The decrease included negative currency effects of approximately $10 million . The decrease in customer bookings was primarily driven by the oil and gas, power generation and chemical industries. Bookings decrease d $36.7 million into Asia Pacific, $19.1 million into Europe, $12.5 million into Africa, $7.7 million into Latin America and $7.2 million into North America. The decrease was driven by customer original equipment bookings. Of the $797.7 million  of bookings in 2016 , approximately 44% were from general industries, 22% from chemical, 14% from oil and gas, 14% from water management and 6% from power generation. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decrease d $7.4 million .

Bookings in 2015 increase d by $106.2 million , or 13.6% , as compared with 2014. The increase included negative currency effects of approximately $42 million. Increased customer bookings in the chemical, general and power generation industries were partially offset by a decrease in the oil and gas and the water management industries. Bookings increased $116.1 million into Europe and $30.7 million into Asia Pacific primarily due to SIHI, partially offset by a $30.5 million decrease into North America. The increase was primarily driven by customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.5 million. Of the $887.2 million  of bookings in 2015, approximately 38% were from general industries, 23% from chemical, 18% from oil and gas, 13% from water management and 8% from power generation.

Sales in 2016 decrease d by $146.8 million , or 15.0% , as compared with 2015 . The decrease included negative currency effects of approximately $13 million and was primarily driven by customer original equipment sales. Customer sales decreased $54.8 million into Europe, $31.3 million into North America and $17.8 million into Asia Pacific, $14.5 million into the Middle East, $13.1 million into Latin America and $5.4 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decrease d $9.0 million .

Sales in 2015 increase d by $176.0 million , or 21.8% , as compared with 2014. The increase included negative currency effects of approximately $50 million and was primarily driven by customer original equipment sales. Customer sales increased $151.7 million into Europe, $39.8 million into North America and $36.6 million into Asia Pacific primarily due to SIHI, partially offset by decreased sales of $29.6 million into Latin America and $22.1 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $0.8 million.
Gross profit in 2016 decrease d by $56.2  million, or 23.5% , as compared with 2015 . Gross profit margin in 2016 of 21.9% decrease d from 24.3% in 2015 . The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and the unfavorable impact of short-term operational inefficiencies related to the initial execution of certain Realignment Programs, partially offset by savings achieved related to our Realignment Programs and the reduced impact of SIHI purchase accounting adjustments in 2016.
Gross profit in 2015 increase d by $21.1 million , or 9.7% , as compared with 2014. Gross profit margin in 2015 of 24.3% decreased from 27.0% in 2014. The decrease in gross profit margin was primarily attributable to charges related to our Realignment Programs and the negative impact of SIHI's purchase accounting adjustments, partially offset by a decrease in broad-based annual incentive program compensation.
Operating income (loss) for 2016 decrease d by $35.5  million, or 122.0% , as compared with 2015 . The decrease included currency benefits of approximately $1 million . The decrease was primarily due to the $56.2 million decrease in gross profit, partially offset by a $20.8 million decrease in SG&A related primarily to savings achieved and decreased charges related to our Realignment Programs, lower SIHI integration costs and lower selling-related expenses.
Operating income for 2015 decrease d by $74.5 million , or 71.9% as compared with 2014. The decrease included negative currency effects of approximately $5 million . The decrease was primarily due to a $96.6 million increase in SG&A, due primarily to the inclusion of SIHI's SG&A, which included charges related to our Realignment Programs and acquisition-related costs, and increased bad debt expense, partially offset by a decrease in broad-based annual incentive compensation.
Backlog of $375.6  million at December 31, 2016 decrease d by $49.0 million , or 11.5% , as compared with December 31, 2015 . Currency effects provided a decrease of approximately $17 million . Backlog at December 31, 2016 included $14.2 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $424.6 million  at December 31, 2015 decreased by $30.7 million , or 7.8% , as compared to December 31, 2014. Currency effects provided an decrease of approximately $16 million. Backlog at December 31, 2015 included $15.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	FCD
	2016	2015	2014
	(Amounts in millions, except percentages)
Bookings	$1,216.8	$1,318.5	$1,665.2
Sales	1,233.7	1,415.5	1,615.7
Gross profit	427.4	496.8	603.0
Gross profit margin	34.6%	35.1%	37.3%
Segment operating income	198.6	233.6	322.8
Segment operating income as a percentage of sales	16.1%	16.5%	20.0%
Backlog (at period end)	584.5	622.0	774.8
Bookings in 2016 decrease d $101.7 million , or 7.7% , as compared with 2015 . The decrease included negative currency effects of approximately $22 million . The decrease in customer bookings was primarily driven by the oil and gas industry, and to a lesser extent, the general and chemical industries. Decreased customer bookings of $69.6 million into North America and $46.7 million into the Middle East were partially offset by increased bookings of $22.7 million into Europe and $6.6 million into Latin America. The decrease was primarily driven by decreased customer original equipment bookings. Of the $1.2 billion of bookings in 2016 , approximately 31% were from oil and gas, 28% from chemical, 24% from general industries, 16% from power generation and 1% from water management.

Bookings in 2015 decrease d $346.7 million , or 20.8% , as compared with 2014. The decrease included negative currency effects of approximately $107 million. The decrease in customer bookings was primarily driven by the general, chemical, and oil and gas industries. Customer bookings decreased $136.2 million into Europe, $129.8 million into Asia Pacific, $46.3 million into Latin America and $37.3 million into North America. The decrease was driven by decreased customer original equipment bookings. Of the $1.3 billion of bookings in 2015, approximately 32% were from oil and gas, 27% from chemical, 24% from general industries, 15% from power generation and 2% from water management.
Sales in 2016 decrease d by $181.8 million , or 12.8% , as compared with 2015 . The decrease included negative currency effects of approximately $14 million and was primarily driven by decreased customer original equipment sales. Sales decrease d $83.5 million into Asia Pacific, $62.7 million into Europe, $45.0 million into North America and $18.3 million into Latin America, partially offset by an increase of $25.9 million into the Middle East.

Sales in 2015 decrease d by $200.2 million , or 12.4% , as compared with 2014. The decrease included negative currency effects of approximately $125 million and was primarily driven by decreased customer original equipment sales. Sales decreased $66.0 million into Asia Pacific, $54.8 million into Europe, $38.4 million into North America, $24.3 million into Latin America, and $22.2 million into Africa, partially offset by an increase of $3.5 million into the Middle East.
Gross profit in 2016 decrease d by $69.4 million , or 14.0% , as compared with 2015 . Gross profit margin in 2016 of 34.6% decrease d from 35.1% for the same period in 2015 . The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and decreased charges related to our Realignment Programs compared to the same period in 2015.

Gross profit in 2015 decrease d by $106.2 million , or 17.6% , as compared with 2014. Gross profit margin in 2015 of 35.1% decreased from 37.3% for the same period in 2014. The decrease in gross profit margin was primarily attributable to unfavorable shift in product line mix and charges related to our Realignment Programs, partially offset by a decrease in broad-based annual incentive compensation.
Operating income in 2016 decrease d by $35.0 million , or 15.0% , as compared with 2015 . The decrease included negative currency effects of approximately $3 million . The decrease was primarily attributable to the $69.4 million decrease in gross profit, partially offset by the $34.4 million decrease in SG&A. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses as compared to the same period in 2015.

Operating income in 2015 decrease d by $89.2 million , or 27.6% , as compared with 2014. The decrease included negative currency effects of approximately $14 million . The decrease was primarily attributable to the $106.2 million decrease in gross profit, partially offset by the $17.1 million decrease in SG&A. The decrease in SG&A was primarily driven by the decrease in broad-based annual incentive compensation, partially offset by charges related to our Realignment Programs and the $13.4 million gain from the sale of the Naval business in the first quarter of 2014 that did not recur.
Backlog of $584.5  million at December 31, 2016 decrease d by $37.5  million, or 6.0% , as compared with December 31, 2015 . Currency effects provided an increase of less than $1 million . Backlog of $622 million at December 31, 2015 decreased by $152.8 million , or 19.7% , as compared to December 31, 2014. Currency effects provided a decrease of approximately $49 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2016	2015	2014
	(Amounts in millions)
Net cash flows provided by operating activities	$240.5	$440.8	$594.5
Net cash flows used by investing activities	(91.5)	(525.3)	(84.1)
Net cash flows (used) provided by financing activities	(143.7)	37.7	(391.2)
Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2016 was $367.2 million , compared with $366.4 million  at December 31, 2015 and $450.4 million  at December 31, 2014 .
Our cash provided by operating activities was $240.5 million , $440.8 million and $594.5 million in 2016 , 2015 and 2014 , respectively, which provided cash to support short-term working capital needs. Cash flow used by working capital increased in 2016 due primarily to lower accounts payable of $71.0 million and lower accrued liabilities of $88.8 million , partially offset by higher cash provided by lower accounts receivable of $36.9 million and lower inventory of $52.9 million . During 2016 , we contributed $42.5 million to our defined benefit pension plans. Working capital increased in 2015 due primarily to lower accounts payable of $113.6 million and higher inventory of $21.3 million , partially offset by lower accounts receivable of $53.1 million . During 2015 , we contributed $43.8 million to our defined benefit pension plans.
Decreases in accounts receivable provided $36.9 million of cash flow in 2016 , as compared with $53.1 million in 2015 and a use of $79.7 million in 2014 . The decrease in accounts receivable in 2016 was partially attributable to lower sales during the period. As described more fully in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report, we estimated that our ability to fully collect the accounts receivable from our primary Venezuelan customer became less than probable and in the third quarter of 2016 we recorded a charge of $73.5 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable. We continue to pursue payments and on-going business with our Venezuelan customer. For the fourth quarter of 2016 our days' sales outstanding ("DSO") was 74  days. DSO was 72 days for 2015 and 74 for 2014 . We have not experienced a significant increase in customer payment defaults in 2016 .
Decreases in inventory provided $52.9 million of cash flow in 2016 compared with a use of $21.3 million in 2015 and a use of $31.4  million in 2014 . The source of cash from inventory in 2016 was primarily due to decreased inventory balances as a result of decreased backlog. The use of cash from inventory in 2015 was primarily due to a decrease in progress billings on large orders at December 31, 2015 . Inventory turns were 3.3 times at December 31, 2016 , compared with 3.7 times for the same period in both 2015 and 2014 . Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Decreases in accounts payable used  $71.0 million  of cash flow in 2016 compared with  $113.6 million  in 2015 . Decreases in accrued liabilities and income taxes payable used  $88.8 million  of cash flow in 2016 compared with a source of cash of $51.1 million in 2015 .
Cash flows used by investing activities were $91.5  million, $525.3  million and $84.1  million in 2016 , 2015 and 2014 , respectively. Capital expenditures represented the largest use in 2016 and were $89.7  million, $181.9 million and $132.6 million in 2016 , 2015 and 2014 , respectively. In the second quarter of 2016 we divested of a non-strategic foundry business which resulted in a cash outflow of $5.1 million and a loss of $7.7 million. Cash outflows for the same period in 2015 resulted primarily from payments for the SIHI acquisition of $353.7 million. In 2017, we currently estimate capital expenditures to be between $80 million and $90 million before consideration of any acquisition activity.
Cash flows used by financing activities were $143.7  million in 2016 compared with a source of cash of $37.7 million in 2015 and a use of cash of $391.2 million in 2014 . Cash outflows during 2016 resulted primarily from $97.7 million  of dividend payments and $60.0 million in payments on long-term debt. Cash inflows during 2015 resulted primarily from the $526.3 million in proceeds from the issuance of the 2022 EUR Senior Notes, partially offset by outflows from the repurchase of $303.7 million of our common stock, $93.7 million of dividend payments and $45.0 million in payments on long-term debt.  Cash outflows during 2014 resulted primarily from the repurchase of $246.5 million of our common stock, $85.1 million of dividend payments and $40.0 million in payments on long-term debt.
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
In the fourth quarter of 2015, through amendment we extended the maturity of our Senior Credit Facility by two years to October 14, 2020, lowered the sublimits for the issuance of letters of credit and reduced the commitment fee from 0.175% to 0.15% on the daily unused portions of the Senior Credit Facility. The amended Senior Credit Facility also increases the maximum permitted leverage ratio from 3.25 to 3.5 times debt to total Consolidated EBITDA (as defined in the Senior Credit Facility). Additionally, on March 17, 2015, we issued $500.0 million 2022 EUR Senior Notes, which bear an annual stated interest rate of 1.25%. These items are more fully described in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.
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
Note 3 to our consolidated financial statements included in Item 8 of this this Annual Report contains a discussion of our acquisition and disposition activity.
Financing
A discussion of our debt and related covenants is included in Note 11 to our consolidated financial statements included in Item 8 of this this Annual Report. We were in compliance with all covenants as of December 31, 2016.
Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payment due. Such provisions are referred to as "cross default" provisions. The Senior Credit Facility and the Senior Notes as described in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report are cross-defaulted to each other.
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

Liquidity Analysis
Our cash balance increased by $0.7  million to $367.2  million as of December 31, 2016 as compared with December 31, 2015 . The slight cash increase included $89.7 million in capital expenditures, $97.7 million in dividend payments and $60.0 million in payments on long-term debt, partially offset by $240.5 million in operating cash flows.
Approximately 27% of our currently outstanding Term Loan Facility (as such term is defined in Note 11 to our consolidated financial statements in Item 8 of this Annual Report) and $33.3 million of other short-term borrowings are due to mature in 2017 and 2018. Our Senior Credit Facility matures in October 2020. As of December 31, 2016, we had no revolving loans and $102.6 million letters of credit outstanding under our $1.0 billion Revolving Credit Facility. As of December 31, 2016, due to a financial covenant in the Senior Credit Facility, the amount available for borrowings under our Revolving Credit Facility was effectively limited to $553.5 million. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
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
Our U.S. defined benefit plan assets consist of a balanced portfolio of primarily U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. At December 31, 2016, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $642.3 million from $639.0 million at December 31, 2015. Assets were allocated as follows:

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
Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 5% of our consolidated sales as of December 31, 2016 and 7% as of December 31, 2015 and 2014.
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net losses associated with foreign currency translation of $72.0 million , $173.4 million and $148.3 million for the years ended December 31, 2016 , 2015 and 2014 , respectively, which are included in other comprehensive loss . The net loss in 2016 was primarily driven by the weakening of the British pound, Euro and Mexican peso versus the U.S. dollar at December 31, 2016 as compared with December 31, 2015 .
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of December 31, 2016 , we had a U.S. dollar equivalent of $393.8 million  in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $397.3 million  at December 31, 2015 . Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $2.8 million , $(37.7) million and $2.8 million for the years ended December 31, 2016 , 2015 and 2014 , respectively, which are included in o ther income (expense), net in the accompanying consolidated statements of income. See discussion of the impact in 2015 of the devaluation of the Venezuelan bolivar in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Based on a sensitivity analysis at December 31, 2016 , a 10% change in the foreign currency exchange rates for the year ended December 31, 2016 would have impacted our net earnings by approximately $4 million . This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Hedging related transactions for designated foreign exchange contracts recorded to other comprehensive loss , net of deferred taxes, are summarized in Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.
We expect to recognize losses of $0.1 million , net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2016 .

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flowserve Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to the control environment at one non-U.S. site and the design of business performance controls used to monitor the completeness and accuracy of the financial results of subsidiaries and to identify potential breakdowns in lower level controls existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the control environment at one non-U.S. site and the design of business performance controls used to monitor the completeness and accuracy of the financial results of subsidiaries and to identify potential breakdowns in lower level controls existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 16, 2017, except for the effects of the revision discussed in Note 2 to the consolidated financial statements and the matters discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 11, 2017

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$367,162	$366,444
Accounts receivable, net	882,638	985,772
Inventories, net	897,690	978,641
Prepaid expenses and other	150,199	126,465
Total current assets	2,297,689	2,457,322
Property, plant and equipment, net	724,805	758,427
Goodwill	1,205,054	1,223,986
Deferred taxes	83,722	70,264
Other intangible assets, net	214,527	228,777
Other assets, net	183,126	224,330
Total assets	$4,708,923	$4,963,106
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$412,087	$491,378
Accrued liabilities	680,986	798,564
Debt due within one year	85,365	60,434
Total current liabilities	1,178,438	1,350,376
Long-term debt due after one year	1,485,258	1,560,562
Retirement obligations and other liabilities	407,839	387,786
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	491,848	494,961
Retained earnings	3,598,396	3,565,958
Treasury shares, at cost — 46,980 and 47,703 shares, respectively	(2,078,527)	(2,106,785)
Deferred compensation obligation	8,507	10,233
Accumulated other comprehensive loss	(624,788)	(538,232)
Total Flowserve Corporation shareholders’ equity	1,616,427	1,647,126
Noncontrolling interests	20,961	17,256
Total equity	1,637,388	1,664,382
Total liabilities and equity	$4,708,923	$4,963,106
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Sales	$3,990,487	$4,557,791	$4,877,885
Cost of sales	(2,759,254)	(3,080,254)	(3,167,714)
Gross profit	1,231,233	1,477,537	1,710,171
Selling, general and administrative expense	(976,194)	(972,733)	(936,900)
Net earnings from affiliates	12,926	9,861	12,115
Operating income	267,965	514,665	785,386
Interest expense	(60,137)	(65,270)	(60,322)
Interest income	2,804	2,065	1,680
Other income (expense), net	2,280	(39,093)	2,000
Earnings before income taxes	212,912	412,367	728,744
Provision for income taxes	(77,380)	(148,351)	(209,311)
Net earnings, including noncontrolling interests	135,532	264,016	519,433
Less: Net earnings attributable to noncontrolling interests	(3,077)	(5,605)	(6,061)
Net earnings attributable to Flowserve Corporation	$132,455	$258,411	$513,372
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.02	$1.94	$3.75
Diluted	1.01	1.93	3.72
Cash dividends declared per share	$0.76	$0.72	$0.64
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$135,532	$264,016	$519,433
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $42,776, $103,279 and $88,547 in 2016, 2015 and 2014, respectively	(71,994)	(173,385)	(148,273)
Pension and other postretirement effects, net of taxes of $7,281, $(6,843) and $8,698 in 2016, 2015 and 2014, respectively	(16,069)	14,937	(5,870)
Cash flow hedging activity, net of taxes of $(734), $(862) and $1,937 in 2016, 2015 and 2014, respectively	2,220	1,752	(4,396)
Other comprehensive loss	(85,843)	(156,696)	(158,539)
Comprehensive income, including noncontrolling interests	49,689	107,320	360,894
Comprehensive income attributable to noncontrolling interests	(3,787)	(7,036)	(6,144)
Comprehensive income attributable to Flowserve Corporation	$45,902	$100,284	$354,750
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance, as reported — January 1, 2014	176,793	$220,991	$476,218	$2,985,391	(39,630)	$(1,600,266)	$9,522	$(221,477)	$6,742	$1,877,121
Adjustment, revision to previously reported financial information (Note 2)	—	—	—	(6,452)	—	—	—	—	—	(6,452)
Revised Balance — January 1, 2014	176,793	220,991	476,218	2,978,939	(39,630)	(1,600,266)	9,522	(221,477)	6,742	1,870,669
Stock activity under stock plans	—	—	(31,860)	—	607	15,851	—	—	—	(16,009)
Stock-based compensation	—	—	42,655	20	—	—	—	—	—	42,675
Tax benefit associated with stock-based compensation	—	—	8,587	—	—	—	—	—	—	8,587
Net earnings	—	—	—	513,372	—	—	—	—	6,061	519,433
Cash dividends declared	—	—	—	(88,497)	—	—	—	—	—	(88,497)
Repurchases of common shares	—	—	—	—	(3,421)	(246,504)	—	—	—	(246,504)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(158,622)	83	(158,539)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,605)	(2,605)
Other, net	—	—	—	—	—	—	1,036	—	—	1,036
Balance — December 31, 2014	176,793	220,991	495,600	3,403,834	(42,444)	(1,830,919)	10,558	(380,099)	10,281	1,930,246
Stock activity under stock plans	—	—	(41,860)	—	789	27,785	—	—	—	(14,075)
Stock-based compensation	—	—	34,797	19	—	—	—	—	—	34,816
Tax benefit associated with stock-based compensation	—	—	6,424	—	—	—	—	—	—	6,424
Net earnings	—	—	—	258,411	—	—	—	—	5,605	264,016
Cash dividends declared	—	—	—	(96,306)	—	—	—	—	—	(96,306)
Repurchases of common shares	—	—	—	—	(6,048)	(303,651)	—	—	—	(303,651)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(158,133)	1,437	(156,696)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(67)	(67)
Other, net	—	—	—	—	—	—	(325)	—	—	(325)
Balance — December 31, 2015	176,793	$220,991	$494,961	$3,565,958	(47,703)	$(2,106,785)	$10,233	$(538,232)	$17,256	$1,664,382
Stock activity under stock plans	—	—	(33,571)	—	723	28,258	—	—	—	(5,313)
Stock-based compensation	—	—	30,203	10	—	—	—	—	—	30,213
Tax benefit associated with stock-based compensation	—	—	255	—	—	—	—	—	—	255
Net earnings	—	—	—	132,455	—	—	—	—	3,077	135,532
Cash dividends declared	—	—	—	(100,027)	—	—	—	—	—	(100,027)
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(86,556)	713	(85,843)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(85)	(85)
Other, net	—	—	—	—	—	—	(1,726)	—	—	(1,726)
Balance — December 31, 2016	176,793	$220,991	$491,848	$3,598,396	(46,980)	$(2,078,527)	$8,507	$(624,788)	$20,961	$1,637,388
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$135,532	$264,016	$519,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	99,897	99,501	93,307
Amortization of intangible and other assets	16,855	27,586	16,970
Loss (gain) on divestitures of businesses	7,664	—	(13,403)
Stock-based compensation	30,213	34,816	42,675
Latin America accounts receivable reserve	73,452	—	—
Foreign currency and other non-cash adjustments	(8,127)	74,382	39,942
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	36,927	53,060	(79,655)
Inventories, net	52,892	(21,260)	(31,404)
Prepaid expenses and other	(25,165)	(13,882)	(4,479)
Other assets, net	(20,310)	6,646	(25,311)
Accounts payable	(71,008)	(113,639)	50,752
Accrued liabilities and income taxes payable	(88,770)	51,073	(11,827)
Retirement obligations and other liabilities	16,372	(21,456)	(7,905)
Net deferred taxes	(15,948)	(84)	5,386
Net cash flows provided by operating activities	240,476	440,759	594,481
Cash flows — Investing activities:
Capital expenditures	(89,699)	(181,861)	(132,619)
Payments for acquisition, net of cash acquired	—	(353,654)	—
Proceeds from disposal of assets	3,294	10,220	1,731
(Payments) proceeds for divestitures of businesses	(5,064)	—	46,805
Net cash flows used by investing activities	(91,469)	(525,295)	(84,083)
Cash flows — Financing activities:
Payments on long-term debt	(60,000)	(45,000)	(40,000)
Proceeds from issuance of senior notes	—	526,332	—
Payments of deferred loan costs	—	(5,108)	—
Proceeds under other financing arrangements	35,680	9,426	19,285
Payments under other financing arrangements	(12,636)	(34,949)	(20,502)
Payments related to tax withholding for stock-based compensation	(10,405)	(15,844)	(15,734)
Repurchases of common shares	—	(303,651)	(246,504)
Payments of dividends	(97,746)	(93,650)	(85,118)
Other	1,386	99	(2,604)
Net cash flows (used) provided by financing activities	(143,721)	37,655	(391,177)
Effect of exchange rate changes on cash	(4,568)	(37,025)	(32,675)
Net change in cash and cash equivalents	718	(83,906)	86,546
Cash and cash equivalents at beginning of year	366,444	450,350	363,804
Cash and cash equivalents at end of year	$367,162	$366,444	$450,350
Income taxes paid (net of refunds)	$151,191	$152,536	$159,520
Interest paid	57,393	57,030	58,269
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
Revision to Previously Reported Financial Information - In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative expense balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for the fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings. See Note 2 for more information.
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
We continue to experience delays in collecting payment on our accounts receivable from the national oil company in Venezuela, our primary Venezuelan customer.  Our total outstanding gross accounts receivable with this customer was approximately 6% and 7% of our gross accounts receivable at December 31, 2016 and December 31, 2015, respectively, of which 100% and 64% has been classified as long-term within other assets, net on our condensed consolidated balance sheet at December 31, 2016 and 2015, respectively. These accounts receivable are primarily U.S. dollar-denominated and not disputed. However, while we have not historically had write-offs relating to this customer, the accounts receivable continue to be significantly in arrears. The increased deterioration of the social, political, economic and legal climate in 2016 has given rise to significant uncertainties about Venezuela's economic and political stability, and while we continue to conduct business on a prepayment basis with the Venezuelan customer, the volume of activity has diminished significantly throughout 2016 from prior year levels. In September 2016, the Venezuelan customer offered current bondholders the ability to swap their current bonds for new bonds with a delayed maturity, price premium and higher coupon rate due to their current inability to service their debt obligations. As a result of the bond swap offer, S&P Global Ratings downgraded the customer's bonds to CC which potentially indicates that default is imminent with little prospect for recovery. Although we do not currently hold any related bonds, we interpreted this action to be indicative of the customer's increasing inability to make future payments on our accounts receivable. Accordingly, due to these actions and the diminished activity of business and payments in 2016, we estimated that our ability to fully collect the accounts receivable from our primary Venezuelan customer became less than probable and in the third quarter of 2016 we recorded a charge of $73.5 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments and on-going business with our Venezuelan customer.

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
Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 5% of our consolidated sales as of December 31, 2016 and 7% as of December 31, 2015 and 2014.
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
Recurring fair value measurements are limited to investments in derivative instruments and certain equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 7. The fair value measurements of our investments in equity securities are determined using quoted market prices and are classified as Level I. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations.
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

Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$132,455	$258,411	$513,372
Dividends on restricted shares not expected to vest	6	12	12
Earnings attributable to common and participating shareholders	$132,461	$258,423	$513,384
Weighted average shares:
Common stock	130,147	132,567	136,334
Participating securities	285	507	578
Denominator for basic earnings per common share	130,432	133,074	136,912
Effect of potentially dilutive securities	543	737	931
Denominator for diluted earnings per common share	130,975	133,811	137,843
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.02	$1.94	$3.75
Diluted	1.01	1.93	3.72

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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements.We adopted the provisions of ASU 2016-09 as of January 1, 2017. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted.  This adoption resulted in retrospective adjustments to the classification of specific items in our statement of cash flows that are reflected in this Form 10-K/A. Specifically, we reclassified cash outflows for employee taxes paid from operating to financing and elected to reclassify the cash impacts due to excess tax deficiencies and benefits from financing to operating, which resulted in a net reclassification of cash flows used from operating to financing of approximately $12.9 million , $22.7 million and $24.3 million for the years ended December 31, 2016 , December 31, 2015 and December 31, 2014 , respectively.

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
We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations. We plan to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective method for transition. In 2015, we established a cross-functional implementation team consisting of representatives from across all of our reportable segments to begin the process of analyzing the impact of the standard on our contracts. The preliminary results of our evaluation, which is still in process, indicate that one of the changes upon adoption may be potentially increased “over-time” revenue recognition. Currently, revenue recognized under the percentage of completion method is less than 5% of our consolidated sales. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets and contract liabilities. Additionally, we are in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We are continuing our evaluation to determine the impact on our consolidated financial condition and results of operations.
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

2.	REVISION TO PREVIOUSLY REPORTED FINANCIAL INFORMATION
In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative expense balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for the fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings.
The following table presents the effect of the prior period revisions on the affected line items of our consolidated balance sheet as of December 31, 2016 :

	December 31, 2016
(Amounts in thousands)	As Reported	Adjustments	As Revised
Accounts receivable, net (1)	894,749	(12,111)	882,638
Inventories, net (2)	919,251	(21,561)	897,690
Total current assets	2,331,361	(33,672)	2,297,689
Property, plant and equipment, net	723,628	1,177	724,805
Deferred taxes (3)	87,178	(3,456)	83,722
Other assets, net	181,014	2,112	183,126
Total assets	$4,742,762	$(33,839)	$4,708,923
Accrued liabilities	680,689	297	680,986
Total current liabilities	1,178,141	297	1,178,438
Retirement obligations and other liabilities	410,168	(2,329)	407,839
Retained earnings (4)	3,632,163	(33,767)	3,598,396
Accumulated other comprehensive loss	(626,748)	1,960	(624,788)
Total Flowserve Corporation shareholders’ equity	1,648,234	(31,807)	1,616,427
Total equity	1,669,195	(31,807)	1,637,388
Total liabilities and equity	$4,742,762	$(33,839)	$4,708,923
_______________________________________
(1) The adjustments to accounts receivable, net are primarily related to receivables at one non-U.S. manufacturing site of $(9.5) million from our primary Venezuelan customer. These receivables should have been classified as long-term receivables and included in the charge that we recorded in the third quarter of 2016 to fully reserve all the potentially uncollectible receivables. This adjustment related to our EPD segment.
(2) The inventory adjustments primarily include corrections of errors at one non-U.S. manufacturing site related to inventory manufacturing cost variances of $(5.9) million , excess and obsolete reserve of $(2.5) million , inappropriate costs capitalized to projects in process of $(8.3) million and the write-off of non-recoverable work in process of $(3.3) million . The inventory manufacturing cost variances are capitalized to reflect inventory balances at actual cost, however, the non-U.S. site inappropriately overstated the costs subject to capitalization, primarily during 2016 . The excess and obsolete reserve did not consider all inventory items resulting in an understatement of the reserve. The inappropriate costs were attributable to multiple projects over multiple periods for which no costs had been incurred or for which costs were incurred for warranty items that should have been expensed. The non-recoverable work in process related to projects which had previously shipped but the related costs were not appropriately removed from inventory. These adjustments were attributable to our IPD segment other than $(3.6) million of the inappropriate capitalized cost and $(2.8) million of write-off of non-recoverable work in progress that were attributable to our EPD segment.
(3) The deferred tax asset adjustments primarily related to deferred tax assets of $(6.4) million that previously were determined to be more likely than not realizable, partially offset by the deferred tax effect of other revision adjustments. However, as a result of the adjustments described above, it was determined the deferred tax assets would not be realized.
(4) The adjustment to retained earnings represents the cumulative effect of the errors that were corrected in the current and prior periods.

The following table presents the effect of the prior period revisions on the affected line items of our consolidated balance sheet as of December 31, 2015 :

	December 31, 2015
(Amounts in thousands)	As Reported	Adjustments	As Revised
Accounts receivable, net	988,391	(2,619)	985,772
Inventories, net (1)	995,565	(16,924)	978,641
Prepaid expenses and other	125,410	1,055	126,465
Total current assets	2,475,810	(18,488)	2,457,322
Deferred taxes	69,327	937	70,264
Total assets	$4,980,657	$(17,551)	$4,963,106
Accrued liabilities	796,764	1,800	798,564
Total current liabilities	1,348,576	1,800	1,350,376
Retained earnings (2)	3,587,120	(21,162)	3,565,958
Accumulated other comprehensive loss	(540,043)	1,811	(538,232)
Total Flowserve Corporation shareholders’ equity	1,666,477	(19,351)	1,647,126
Total equity	1,683,733	(19,351)	1,664,382
Total liabilities and equity	$4,980,657	$(17,551)	$4,963,106
_______________________________________
(1) The inventory adjustments primarily include corrections for errors at one non-U.S. manufacturing site related to inventory manufacturing cost variances of $(2.8) million , excess and obsolete reserve of $(2.4) million and inappropriate costs capitalized to projects in process of $(2.6) million . The inventory manufacturing cost variances are capitalized to reflect inventory balances at actual cost, however, the non-U.S. site inappropriately overstated the costs subject to capitalization. The excess and obsolete reserve did not consider all inventory items resulting in an understatement of the reserve. The inappropriate costs were attributable to multiple projects over multiple periods for which no costs had been incurred or for which costs were incurred for warranty items that should have been expensed. Additionally, adjustments of $(6.3) million relate to the write-off of non-recoverable work in progress that was attributable to our EPD segment and related to projects which had previously shipped but the related costs were not appropriately removed from inventory.
(2) The adjustment to retained earnings represents the cumulative effect of the errors that were corrected in the current and prior periods.

The following table presents the effect of the prior period revisions on the affected line items of our consolidated statement of income for the year ended December 31, 2016 :

(Amounts in thousands, except per share data)	Year Ended December 31, 2016
	As Reported	Adjustments	As Revised
Sales	$3,991,462	$(975)	$3,990,487
Cost of sales	(2,759,908)	654	(2,759,254)
Gross profit	1,231,554	(321)	1,231,233
Selling, general and administrative expense (1)	(965,322)	(10,872)	(976,194)
Net earnings from affiliates	11,223	1,703	12,926
Operating income	277,455	(9,490)	267,965
Other (expense) income, net	3,301	(1,021)	2,280
Earnings before income taxes	223,423	(10,511)	212,912
Provision for income taxes (2)	(75,286)	(2,094)	(77,380)
Net earnings, including noncontrolling interests	148,137	(12,605)	135,532
Net earnings attributable to Flowserve Corporation	$145,060	$(12,605)	$132,455
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.11	$(0.09)	$1.02
Diluted	1.11	(0.1)	1.01
____________________________________
(1) The selling, general and administrative expense adjustments primarily include amounts related to the matters described in footnote (1) to the 2016 balance sheet table above.
(2) The provision for income taxes adjustments primarily related to recording a valuation allowance on deferred tax assets, see footnote (3) to the balance sheet table above, partially offset by the tax effect of adjustments to earnings before income tax.
The following table presents the effect of the prior period revisions on the affected line items of our consolidated statement of income for the year ended December 31, 2015 :

(Amounts in thousands, except per share data)	Year Ended December 31, 2015
	As Reported	Adjustments	As Revised
Sales (1)	$4,561,030	$(3,239)	$4,557,791
Cost of sales (1)	(3,073,712)	(6,542)	(3,080,254)
Gross profit	1,487,318	(9,781)	1,477,537
Selling, general and administrative expense	(971,611)	(1,122)	(972,733)
Operating income	525,568	(10,903)	514,665
Other expense, net	(40,167)	1,074	(39,093)
Earnings before income taxes	422,196	(9,829)	412,367
Provision for income taxes	(148,922)	571	(148,351)
Net earnings, including noncontrolling interests	273,274	(9,258)	264,016
Net earnings attributable to Flowserve Corporation	$267,669	$(9,258)	$258,411
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.01	$(0.07)	$1.94
Diluted	2.00	(0.07)	1.93
____________________________________
(1) The sales and cost of sales adjustments primarily relate to inappropriate costs capitalized to percentage of completion projects in process in inventory described in footnote (1) to the 2015 balance sheet table above.

The following table presents the effect of the prior period revisions on the affected line items of our consolidated statement of income for the year ended December 31, 2014 :

(Amounts in thousands, except per share data)	Year Ended December 31, 2014
	As Reported	Adjustments	As Revised
Cost of sales (1)	(3,163,268)	(4,446)	(3,167,714)
Gross profit	1,714,617	(4,446)	1,710,171
Operating income	789,832	(4,446)	785,386
Earnings before income taxes	733,190	(4,446)	728,744
Provision for income taxes	(208,305)	(1,006)	(209,311)
Net earnings, including noncontrolling interests	524,885	(5,452)	519,433
Net earnings attributable to Flowserve Corporation	$518,824	$(5,452)	$513,372
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$3.79	$(0.04)	$3.75
Diluted	3.76	(0.04)	3.72
____________________________________
(1) The cost of sales adjustments primarily relate to $(7.1) million of inventory manufacturing cost variances and excess and obsolete reserves (see further discussion in note (1) above) offset by $3.6 million for items that were recorded in 2014 as out of period adjustments but that have now been pushed back to prior years as a part of the revision.

The effect of the prior period revisions on the consolidated statements of cash flows was not material to cash flows from operating activities, investing activities or financing activities. The effect was limited primarily to the change in net earnings presented above for the years ended December 31, 2016 , 2015 and 2014 , respectively, as well as the changes in inventory, accounts receivable and deferred tax movements for those years. Additionally, we adopted ASU 2016-09 on January 1, 2017, see Note 1 for further discussion of the impact of that adoption on our statements of cash flows.
The impacts of the revisions have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

3.	ACQUISITION AND DISPOSITION
SIHI Group B.V.
Effective January 7, 2015, we acquired for inclusion in Industrial Product Division ("IPD"), 100% of SIHI Group B.V. ("SIHI"), a global provider of engineered vacuum and fluid pumps and related services, primarily servicing the chemical market, as well as the pharmaceutical, food & beverage and other process industries, in a stock purchase for €286.7 million ($341.5 million based on exchange rates in effect at the time the acquisition closed and net of cash acquired) in cash. The acquisition was funded using approximately $110 million in available cash and approximately $255 million in initial borrowings from our Revolving Credit Facility (as defined and discussed in Note 11), which was subsequently paid down with a portion of the net proceeds from our March 2015 offering of the 2022 EUR Senior Notes (as defined and discussed in Note 11). SIHI, based in The Netherlands, had operations primarily in Europe and, to a lesser extent, the Americas and Asia.

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
_______________________________________
(1) Goodwill addition is primarily related to the acquisition of SIHI. See Note 3 for additional information.
(2) Movement of goodwill from IPD to EPD due to segment composition change. See Note 17 for additional information.

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
The following schedule outlines actual amortization expense recognized during 2016 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2016:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2016	$13,888
Estimated for year ending December 31, 2017	14,562
Estimated for year ending December 31, 2018	14,372
Estimated for year ending December 31, 2019	13,914
Estimated for year ending December 31, 2020	13,679
Estimated for year ending December 31, 2021	14,712
Thereafter	51,386

Amortization expense for finite-lived intangible assets was $22.0 million in 2015 and $14.0 million in 2014.

5.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2016	2015
	(Amounts in thousands)
Raw materials	$348,012	$390,998
Work in process	629,766	738,688
Finished goods	206,086	221,335
Less: Progress billings	(216,783)	(285,582)
Less: Excess and obsolete reserve	(69,391)	(86,798)
Inventories, net	$897,690	$978,641
During 2016 , 2015 and 2014 , we recognized expenses of $14.6 million , $20.2 million and $17.9 million , respectively, for excess and obsolete inventory. These expenses are included in cost of sales ("COS") in our consolidated statements of income.

6.	STOCK-BASED COMPENSATION PLANS
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

In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes discussed in Note 11 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the 2022 EUR Senior Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our consolidated statements of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the year ended December 31, 2016.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of our debt, excluding the Senior Notes (as described in Note 11), was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 11 and, except for the Senior Notes, approximates fair value.

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

9.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net  — Accounts receivable, net were:

	December 31,
	2016	2015
	(Amounts in thousands)
Accounts receivable	$934,558	$1,029,707
Less: allowance for doubtful accounts	(51,920)	(43,935)
Accounts receivable, net	$882,638	$985,772
As disclosed in Note 1, we reclassified a portion of our accounts receivable to long-term within other assets, net on our December 31, 2016 and 2015 consolidated balance sheets of which 100% has been fully reserved at December 31, 2016.
Property, Plant and Equipment, net  — Property, plant and equipment, net were:

	December 31,
	2016	2015
	(Amounts in thousands)
Land	$81,022	$83,475
Buildings and improvements	442,756	430,267
Machinery, equipment and tooling	669,639	690,566
Software, furniture and fixtures and other	413,540	409,333
Gross property, plant and equipment	1,606,957	1,613,641
Less: accumulated depreciation	(882,152)	(855,214)
Property, plant and equipment, net	$724,805	$758,427
Accrued Liabilities  — Accrued liabilities were:

	December 31,
	2016	2015
	(Amounts in thousands)
Wages, compensation and other benefits	$148,481	$161,800
Commissions and royalties	27,767	30,574
Customer advance payments	253,325	315,510
Progress billings in excess of accumulated costs	7,052	8,085
Warranty costs and late delivery penalties	48,946	51,894
Sales and use tax	14,969	18,110
Income tax	15,755	38,747
Other	164,691	173,844
Accrued liabilities	$680,986	$798,564
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities  — Retirement obligations and other liabilities were:

	December 31,
	2016	2015
	(Amounts in thousands)
Pension and postretirement benefits	$216,772	$203,150
Deferred taxes(1)	20,086	39,081
Legal and environmental	32,546	26,538
Uncertain tax positions and other tax liabilities	93,524	73,459
Other	44,911	45,558
Retirement obligations and other liabilities	$407,839	$387,786
__________________________
(1) Prior period was retrospectively adjusted to reflect the adoption of ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes."

10.	EQUITY METHOD INVESTMENTS
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

Senior Notes

On March 17, 2015, we completed a public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 ("2022 EUR Senior Notes"). The 2022 EUR Senior Notes bear an interest rate of 1.25% per year, payable each year on March 17, commencing on March 17, 2016. The 2022 EUR Senior Notes were priced at 99.336% of par value, reflecting a discount to the aggregate principal amount. The proceeds of the offering were €496.7 million ($526.3 million based on exchange rates in effect at the time the offering closed). We used a portion of the proceeds of the 2022 EUR Senior Notes to ultimately fund the acquisition of SIHI described in Note 3 and utilized the remaining portion for other general corporate purposes.
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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2016	2015	2014
	(Amounts in thousands)
Balance — January 1	$34,574	$31,095	$37,828
Accruals for warranty expense, net of adjustments	28,364	33,113	24,909
Settlements made	(32,479)	(29,634)	(31,642)
Balance — December 31	$30,459	$34,574	$31,095

15.	SHAREHOLDERS’ EQUITY
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

16.	INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Current:
U.S. federal	$20,569	$62,032	$62,301
Non-U.S.	75,227	78,489	123,052
State and local	2,612	4,947	7,422
Total current	98,408	145,468	192,775
Deferred:
U.S. federal	22,249	(3,509)	1,270
Non-U.S.	(45,577)	4,972	14,022
State and local	2,300	1,420	1,244
Total deferred	(21,028)	2,883	16,536
Total provision	$77,380	$148,351	$209,311
The expected cash payments for the current income tax expense for 2016 , 2015 and 2014 were reduced by $0.2 million , $6.4 million and $8.6 million , respectively, as a result of tax deductions related to the vesting of restricted stock and the exercise of non-qualified employee stock options. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Statutory federal income tax at 35%	$74.5	$144.3	$255.1
Foreign impact, net	(13.9)	(22.1)	(54.6)
Change in valuation allowance	14.2	11.6	(1.6)
State and local income taxes, net	4.9	6.4	8.7
Other	(2.3)	8.2	1.7
Total	$77.4	$148.4	$209.3
Effective tax rate	36.3%	36.0%	28.7%
The 2016 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided. Our effective tax rate of 36.3% for the year ended December 31, 2016 increased from 36.0% in 2015 due primarily to the tax impacts described above. The 2015 tax rate differed from the federal statutory rate of 35% primarily due to tax impacts of the realignment programs, the non-deductible Venezuelan exchange rate remeasurement loss, and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $12.6 million, partially offset by the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions. The 2014 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.5 billion . Should these permanently reinvested earnings be repatriated in a future period in the form of dividends or otherwise, our provision for income taxes may increase materially in that period. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested differences is not practicable due to the complexities with its hypothetical calculation. During each of the three years reported in the period ended December 31, 2016 , we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.
For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of $4.6 million , $2.4 million and $6.9 million of income tax benefit in December 31, 2016 , 2015 and 2014 , respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2016	2015
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$39,644	$36,845
Net operating loss carryforwards	48,180	29,473
Compensation accruals	30,299	36,695
Inventories	43,445	50,142
Credit carryforwards	64,251	50,380
Warranty and accrued liabilities	35,039	30,897
Other	64,236	41,544
Total deferred tax assets	325,094	275,976
Valuation allowances	(36,191)	(24,725)
Net deferred tax assets	288,903	251,251
Deferred tax liabilities related to:
Property, plant and equipment	(47,616)	(43,348)
Goodwill and intangibles	(176,935)	(175,748)
Other	(716)	(972)
Total deferred tax liabilities	(225,267)	(220,068)
Deferred tax assets, net	$63,636	$31,183
We have $225.0 million of U.S. and foreign net operating loss carryforwards at December 31, 2016 . Of this total, $35.0 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2017 through 2027. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $60.0 million of foreign tax credit carryforwards at December 31, 2016 , expiring in 2020 through 2026 for which a valuation allowance of $0.6 million has been recorded.

Earnings before income taxes comprised:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
U.S.	$170,681	$215,719	$230,898
Non-U.S.	42,231	196,647	497,844
Total	$212,912	$412,366	$728,742
A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2016	2015	2014
Balance — January 1	$56.1	$51.5	$59.3
Gross amount of increases in unrecognized tax benefits resulting from tax positions taken:
During a prior year	1.9	9.8	2.7
During the current period	14.3	8.6	7.2
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(4.0)	(1.1)	(3.9)
Lapse of the applicable statute of limitations	(7.3)	(7.4)	(10.0)
Decreases in unrecognized tax benefits relating to foreign currency translation adjustments	(1.7)	(5.3)	(3.8)
Balance — December 31	$59.3	$56.1	$51.5
The amount of gross unrecognized tax benefits at December 31, 2016 was $75.1 million , which includes $15.8 million of accrued interest and penalties. Of this amount $66.5 million , if recognized, would favorably impact our effective tax rate. During the years ended December 31, 2016 we recognized net interest and penalty income of $1.6 million , for the same period in 2015 we recognized no net interest and penalty income and in 2014 we recognized $1.5 million .
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

During the first quarter of 2015, we made composition changes to our EPD and IPD reportable segments to take into consideration the acquisition of SIHI that was closed on January 7, 2015. Effective January 1, 2015, certain activities, primarily related to engineered pumps and seals, that were previously included in the IPD business segment are now reported in the EPD business segment. These changes did not materially impact segment results or segment assets. We did not change our business segments, management structure, chief operating decision maker or how we evaluate segment performance and allocate resources. Prior periods were retrospectively adjusted to conform to the new reportable segment composition. The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2016 , 2015 and 2014 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2016:
Sales to external customers	$1,963,086	$799,923	$1,227,478	$3,990,487	$—	$3,990,487
Intersegment sales	32,873	35,156	6,234	74,263	(74,263)	—
Segment operating income (loss)	167,420	(6,370)	198,620	359,670	(91,705)	267,965
Depreciation and amortization	48,957	28,824	28,189	105,970	10,782	116,752
Identifiable assets	2,082,729	1,010,107	1,310,273	4,403,109	305,814	4,708,923
Capital expenditures	29,426	17,336	26,467	73,229	16,470	89,699

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2015:
Sales to external customers	$2,209,809	$937,756	$1,410,226	$4,557,791	$—	$4,557,791
Intersegment sales	46,821	44,137	5,276	96,234	(96,234)	—
Segment operating income	319,980	29,128	233,616	582,724	(68,059)	514,665
Depreciation and amortization	50,289	36,826	30,404	117,519	9,568	127,087
Identifiable assets(1)	2,230,134	1,056,400	1,323,758	4,610,292	352,814	4,963,106
Capital expenditures	88,496	19,446	63,569	171,511	10,350	181,861

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2014:
Sales to external customers	$2,507,708	$760,923	$1,609,254	$4,877,885	$—	$4,877,885
Intersegment sales	56,902	44,958	6,474	108,334	(108,334)	—
Segment operating income	446,170	103,574	322,845	872,589	(87,203)	785,386
Depreciation and amortization	51,047	14,718	35,458	101,223	9,054	110,277
Identifiable assets(1)	2,333,895	620,038	1,425,555	4,379,488	465,179	4,844,667
Capital expenditures	69,107	15,165	37,496	121,768	10,851	132,619
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

	Year Ended December 31, 2016
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States(5)	$1,537,779	38.5%	$338,038	31.5%
EMA(1)	1,541,984	38.6%	288,903	31.8%
Asia(2)	500,424	12.5%	144,599	15.9%
Other(3)(5)	410,300	10.4%	136,391	20.8%
Consolidated total	$3,990,487	100.0%	$907,931	100.0%

	Year Ended December 31, 2015
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States(4)(5)	$1,679,075	36.9%	$338,556	33.6%
EMA(1)	1,773,281	38.9%	326,728	33.2%
Asia(2)	562,792	12.3%	143,767	14.6%
Other(3)(5)	542,643	11.9%	173,706	18.6%
Consolidated total	$4,557,791	100.0%	$982,757	100.0%

	Year Ended December 31, 2014
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States(4)(5)	$1,724,392	35.4%	$330,217	36.0%
EMA(1)	1,991,638	40.8%	263,411	28.6%
Asia(2)	571,195	11.7%	126,878	13.8%
Other(3)(5)	590,660	12.1%	199,072	21.6%
Consolidated total	$4,877,885	100.0%	$919,578	100.0%
___________________________________

(1)
"EMA" includes Europe, the Middle East and Africa. In 2016, 2015 and 2014, Germany accounted for approximately 10% , 11% and 7% , respectively, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.

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

(5)
The Company corrected the classification between the United States and Other for Sales of $77.3 million and $111.0 million for the years ended December 31, 2016 and 2015 , respectively, and Long-Lived Assets of $51.9 million , $8.9 million and $47.0 million for the years ended December 31, 2016 , 2015 and 2014 , respectively.

Net sales to international customers, including export sales from the U.S., represented approximately 64% of total sales in 2016 , 66% in 2015 and 68% in 2014 .
Major Customer Information  — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2016				2015
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(411,615)	$(120,461)	$(3,458)	$(535,534)	$(238,230)	$(135,398)	$(5,210)	$(378,838)
Other comprehensive (loss) income before reclassifications	(71,994)	(23,939)	1,064	(94,869)	(173,385)	4,977	(6,382)	(174,790)
Amounts reclassified from AOCL	—	7,870	1,156	9,026	—	9,960	8,134	18,094
Net current-period other comprehensive (loss) income	(71,994)	(16,069)	2,220	(85,843)	(173,385)	14,937	1,752	(156,696)
Balance - December 31	$(483,609)	$(136,530)	$(1,238)	$(621,377)	$(411,615)	$(120,461)	$(3,458)	$(535,534)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.4 million , $2.7 million and $1.3 million for December 31, 2016 , 2015 and 2014 , respectively. Foreign currency translation impact primarily represents the weakening of the British pound, Euro, and Mexican peso exchange rates versus the U.S. dollar for the period. Includes net investment hedge gain of $1.4 million and loss of $4.2 million (2) , net of deferred taxes, for the year ended December 31, 2016 and 2015 , respectively. Amounts in parentheses indicate debits.

(2) Previously disclosed as a gain of $5.6 million . No incremental impact on our consolidated financial condition or result of operation.

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
At December 31, 2016 , we expect to recognize losses of $0.1 million , net of deferred taxes, into earnings in the next twelve months related to designated cash flow hedges based on their fair values at December 31, 2016 .

19.	REALIGNMENT PROGRAMS
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
_______________________________
(1) Includes $46.8 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs:

(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31, 2014	$—	$—	$—
Charges	29,705	34,350	64,055
Cash expenditures	(383)	(1,791)	(2,174)
Other non-cash adjustments, including currency	(4,166)	589	(3,577)
Balance at December 31,2015	$25,156	$33,148	$58,304
Charges	11,066	46,805	57,871
Cash expenditures	(24,087)	(38,869)	(62,956)
Other non-cash adjustments, including currency	459	6,649	7,108
Balance at December 31, 2016	$12,594	$47,733	$60,327

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The prior period consolidated financial information has been revised for errors identified in the second quarter of 2017, see Note 2 for further discussion. The following presents a summary of the unaudited quarterly data for 2016 and 2015 (amounts in millions, except per share data):

	2016
Quarter	4th	3rd (2)	2nd	1st
Sales	$1,071.0	$945.9	$1,027.4	$946.2
Gross profit	327.3	278.0	320.7	305.2
Earnings (loss) before income taxes	89.7	(12.2)	83.9	51.5
Net earnings (loss) attributable to Flowserve Corporation	60.0	(15.8)	54.4	33.9
Earnings (loss) per share (1):
Basic	$0.46	$(0.12)	$0.42	$0.26
Diluted	0.46	(0.12)	0.42	0.26

	2015
Quarter	4th (3)	3rd	2nd	1st
Sales	$1,287.7	$1,094.2	$1,161.4	$1,014.5
Gross profit	389.8	386.5	368.5	332.7
Earnings before income taxes	102.6	144.2	106.7	58.9
Net earnings attributable to Flowserve Corporation	64.7	91.2	74.2	28.4
Earnings per share (1):
Basic	$0.49	$0.69	$0.55	$0.21
Diluted	0.49	0.68	0.55	0.21
_______________________________________

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

(2)
The increase in gross profit and decrease in net loss from the revision primarily relate to errors previously recorded out of period of $12.5 million in the aggregate, partially offset by the receivables from our primary Venezuelan customer which should have been included in the reserve.

(3)	The gross profit and net earnings include a decrease from the revision adjustment primarily related to amounts previously recorded out of period of $6.7 million in the aggregate.
The significant fourth quarter impact to 2016 earnings before income taxes was to record $29.8 million in charges related to our Realignment Programs. See Note 19 for additional information on our Realignment Programs.
The significant fourth quarter impact to 2015 earnings before income tax was to record $52.4 million in charges related to our Realignment Programs. In addition, there was $31.5 million less broad-based annual incentive compensation expense in the fourth quarter of 2015 as compared to the same period in 2014.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States ("U.S.") Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2016 . At the time our Annual Report on Form 10-K for the year ended December 31, 2016 was filed on February 16, 2017, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. Subsequent to that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016 . The Company is amending Item 9A of its Annual Report on Form 10-K for 2016 , as well as Item 4 of its Quarterly Reports on Form 10-Q for the first quarter of fiscal 2017 to reflect the conclusion by management that there were material weaknesses in internal control over financial reporting as of the end of the periods covered by these reports.
Notwithstanding the material weaknesses described below, management has concluded that our consolidated financial statements included in our Form 10-K for the year ended December 31, 2016 and our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2017 were not materially misstated. However, management has determined such consolidated financial statements will be revised for the errors identified in the second quarter of 2017. The consolidated financial statements included in this Annual Report on Form 10-K/A include the disclosures of the revisions for the comparable periods and are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.
Management’s Report on Internal Control Over Financial Reporting (Restated)
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management identified control deficiencies as of December 31, 2016, that constituted material weaknesses:

•
We did not maintain an effective control environment at one of our non-U.S. sites. Specifically, certain employees at one of our non-U.S. sites engaged in conduct that circumvented controls and resulted in the creation of unsupported analyses in various accounts, primarily in inventory or recording of manual journal entries without appropriate support or business rationale.

•
We did not design and maintain effective business performance controls used to monitor the completeness and accuracy of the financial results of our subsidiaries and to identify potential breakdowns in lower level controls. Specifically, these controls did not detect errors on a timely basis that, when aggregated, could have been material to the interim or annual financial statements. The controls did not require that consistent criteria be applied when identifying items for further investigation and did not require verification of appropriate resolution.

The material weaknesses resulted in the revision of the Company's consolidated financial statements for the years ended 2016 and prior and each of the interim periods within 2016 and 2015 and the three months ended March 31, 2017. These material weaknesses could result in misstatements of the consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
In Management's Report on Internal Control Over Financial Reporting included in our original filing our management, including our Principal Executive Officer and Principal Financial Officer at that time, concluded that we maintained effective internal control over financial reporting as of December 31, 2016. Current management has subsequently concluded that the material weaknesses described above existed as of December 31, 2016. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2016 , has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Remediation Plan
In the second quarter of fiscal 2017, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses in our internal control over financial reporting identified above. Management intends to implement the following steps:

•	enhance the current business process review control procedures to include additional prior period comparisons and additional key ratios, metrics and risk based criteria as determined by management;

•	enhance the detailed site and/or process balance sheet reviews based on criteria determined by management’s risk assessment including manual journal entries;

•	conduct enhanced ethics, controls and policy training for employees at the one non-U.S. site where certain employees engaged in conduct that circumvented controls.
Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Other

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
PART III

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
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
The following consolidated financial statement schedule is filed as part of this Annual Report:

Schedule II — Valuation and Qualifying Accounts...........................................................................................................	110
Financial statement schedules not included in this Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits
See Index to Exhibits to this Annual Report.

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2016
Allowance for doubtful accounts(a) (c):	$43,935	$12,045	$—	$(4,060)	$51,920
Deferred tax asset valuation allowance(b):	24,725	12,883	(67)	(1,350)	36,191
Year Ended December 31, 2015
Allowance for doubtful accounts(a):	25,469	19,624	151	(1,309)	43,935
Deferred tax asset valuation allowance(b):	15,378	18,548	(3,596)	(5,605)	24,725
Year Ended December 31, 2014
Allowance for doubtful accounts(a):	24,073	17,817	(443)	(15,978)	25,469
Deferred tax asset valuation allowance(b):	18,058	1,366	(996)	(3,050)	15,378
_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

(c)
Excludes $73.5 million charge to fully reserve for accounts receivables with our primary Venezuelan customer that are classified as long-term within other assets, net on our consolidated balance sheet as disclosed in Note 1 of this Annual Report on Form 10-K/A for the year ended December 31, 2016.

INDEX TO EXHIBITS

Exhibit No.	Description

23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

+	Filed herewith.
++	Furnished herewith.