Form 10-Q/A
period 2017-03-31
FLOWSERVE CORP
filed 2017-08-11
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2017 and 2016 (unaudited)	2
Condensed Consolidated Balance Sheets – March 31, 2017 and December 31, 2016 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2017 and 2016 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4. Controls and Procedures.	27

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	29
Item 1A. Risk Factors.	29
Item 6. Exhibits.	29
SIGNATURES	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

EXPLANATORY NOTE
Flowserve Corporation is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 , originally filed with the Securities and Exchange Commission on May 1, 2017 ("the original filing") to make the following changes:

•
To make revisions for immaterial errors in the condensed consolidated financial statements previously issued in the original filing in Item 1. Financial Statements, Item 2. Management's Discussion and Analysis and Item 3. Qualitative and Quantitative Disclosures About Market Risk.

•	To amend Item 4. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
On July 27, 2017 , we announced that during the 2017 second quarter we determined that material weaknesses existed in our internal control structure for the year ended December 31, 2016 and continued through the end of the second quarter of 2017. Item 4. Controls and Procedures has been amended herein to reflect that change.
Additionally, certain immaterial accounting errors were identified in prior period financial statements for prior periods through the first quarter of 2017 , which occurred primarily at two non-U.S. sites, and principally involved certain inventory, accounts receivable, cost of sales, and selling, general and administrative balances. While not material to any prior annual or quarterly period, in order to facilitate comparisons among periods, we have revised our condensed consolidated financial statements included in this amendment, as well as an amendment to our Form 10-K for the fiscal year ended December 31, 2016, to reflect the revisions to our consolidated financial statements for the fiscal years ended December 31, 2016, 2015 and 2014 and to the unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2017 and 2016.
For additional discussion regarding the revision adjustments, see Note 2 of the condensed consolidated financial statements and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q/A. This amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the original filing and any of the Company's other filings with the Securities Exchange Commission ("SEC") subsequent to the original filing, together with any amendments to those filings.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Sales	$866,318	$946,221
Cost of sales	(597,880)	(641,067)
Gross profit	268,438	305,154
Selling, general and administrative expense	(222,084)	(237,549)
Net earnings from affiliates	3,455	3,319
Operating income	49,809	70,924
Interest expense	(14,696)	(14,568)
Interest income	624	676
Other expense, net	(11,128)	(5,564)
Earnings before income taxes	24,609	51,468
Provision for income taxes	(5,320)	(17,177)
Net earnings, including noncontrolling interests	19,289	34,291
Less: Net earnings attributable to noncontrolling interests	(239)	(425)
Net earnings attributable to Flowserve Corporation	$19,050	$33,866
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.15	$0.26
Diluted	0.15	0.26
Cash dividends declared per share	$0.19	$0.19
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2017	2016
Net earnings, including noncontrolling interests	$19,289	$34,291
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $(20,074) and $(19,359) respectively	33,786	32,499
Pension and other postretirement effects, net of taxes of $(356) and $(742), respectively	484	2,786
Cash flow hedging activity, net of taxes of $(34) and $(264), respectively	103	643
Other comprehensive income	34,373	35,928
Comprehensive income, including noncontrolling interests	53,662	70,219
Comprehensive income attributable to noncontrolling interests	(772)	(1,185)
Comprehensive income attributable to Flowserve Corporation	$52,890	$69,034
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$325,783	$367,162
Accounts receivable, net of allowance for doubtful accounts of $52,072 and $51,920, respectively	831,362	882,638
Inventories, net	940,000	897,690
Prepaid expenses and other	154,633	150,199
Total current assets	2,251,778	2,297,689
Property, plant and equipment, net of accumulated depreciation of $911,160 and $882,151, respectively	715,563	724,805
Goodwill	1,211,153	1,205,054
Deferred taxes	82,290	83,722
Other intangible assets, net	216,724	214,527
Other assets, net	186,668	183,126
Total assets	$4,664,176	$4,708,923

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$354,566	$412,087
Accrued liabilities	653,686	680,986
Debt due within one year	90,632	85,365
Total current liabilities	1,098,884	1,178,438
Long-term debt due after one year	1,477,549	1,485,258
Retirement obligations and other liabilities	415,844	407,839
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	481,443	491,848
Retained earnings	3,595,368	3,598,396
Treasury shares, at cost – 46,575 and 46,980 shares, respectively	(2,063,085)	(2,078,527)
Deferred compensation obligation	6,641	8,507
Accumulated other comprehensive loss	(590,948)	(624,788)
Total Flowserve Corporation shareholders’ equity	1,650,410	1,616,427
Noncontrolling interests	21,489	20,961
Total equity	1,671,899	1,637,388
Total liabilities and equity	$4,664,176	$4,708,923
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2017	2016
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$19,289	$34,291
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24,586	24,505
Amortization of intangible and other assets	4,039	4,123
Stock-based compensation	11,307	15,957
Foreign currency and other non-cash adjustments	319	10,238
Change in assets and liabilities, net of acquisition:
Accounts receivable, net	67,466	91,399
Inventories, net	(27,110)	(67,918)
Prepaid expenses and other	(2,436)	3,960
Other assets, net	(5,074)	(9,095)
Accounts payable	(60,740)	(89,840)
Accrued liabilities and income taxes payable	(36,010)	(16,592)
Retirement obligations and other	2,253	844
Net deferred taxes	6,038	(10,497)
Net cash flows provided (used) by operating activities	3,927	(8,625)
Cash flows – Investing activities:
Capital expenditures	(15,862)	(20,212)
Proceeds from disposal of assets and other	367	101
Net cash flows used by investing activities	(15,495)	(20,111)
Cash flows – Financing activities:
Payments on long-term debt	(15,000)	(15,000)
Proceeds under other financing arrangements	5,715	14,009
Payments under other financing arrangements	(1,314)	(11,017)
Payments related to tax withholding for stock-based compensation	(3,198)	(2,356)
Payments of dividends	(24,785)	(23,415)
Other	(244)	(142)
Net cash flows used by financing activities	(38,826)	(37,921)
Effect of exchange rate changes on cash	9,015	7,591
Net change in cash and cash equivalents	(41,379)	(59,066)
Cash and cash equivalents at beginning of period	367,162	366,444
Cash and cash equivalents at end of period	$325,783	$307,378
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
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2016 ("2016 Annual Report").
Revision to Previously Reported Financial Information - In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative expense balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings. See Note 2 for more information.
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three months ended March 31, 2017 represented less than 0.5% of consolidated sales and its assets at March 31, 2017 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at March 31, 2017 . In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. In the third quarter of 2016 we recorded a charge of $73.5 million to selling, general and administrative expense ("SG&A") to fully reserve for those potentially uncollectible accounts receivable and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments from our Venezuelan customer.
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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. We adopted the provisions of ASU 2016-09 as of January 1, 2017. The adoption resulted in the recognition of approximately $1 million of tax expense in our provision of income taxes and an approximately $3 million one-time, cumulative adjustment to beginning retained earnings related to the change in our accounting policy for estimated forfeitures and share cancellations. In addition, in our statements of cash flows we reclassified cash outflows for employee taxes paid from operating to financing and elected to reclassify cash impacts due to excess tax deficiencies and benefits from financing to operating, which resulted in a net reclassification of approximately $2 million of cash flows used from operating to financing for the three months ended March 31, 2016.
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

2.	Revision to Previously Reported Financial Information
In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative expense balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings.
The following table presents the effect of the prior period revisions on the affected line items of our condensed consolidated balance sheet as of March 31, 2017 :

	March 31, 2017
(Amounts in thousands)	As Reported	Adjustments	As Revised
Accounts receivable, net (1)	$844,597	$(13,235)	$831,362
Inventories, net (2)	957,120	(17,120)	940,000
Total current assets	2,282,133	(30,355)	2,251,778
Deferred taxes (3)	84,590	(2,300)	82,290
Total assets	4,696,831	(32,655)	4,664,176
Accrued liabilities	654,025	(339)	653,686
Total current liabilities	1,099,223	(339)	1,098,884
Retirement obligations and other liabilities	418,196	(2,352)	415,844
Retained earnings (4)	3,624,907	(29,539)	3,595,368
Accumulated other comprehensive loss	(590,523)	(425)	(590,948)
Total Flowserve Corporation shareholders’ equity	1,680,374	(29,964)	1,650,410
Total equity	1,701,863	(29,964)	1,671,899
Total liabilities and equity	$4,696,831	$(32,655)	$4,664,176
(1) The adjustments to accounts receivable, net are primarily related to receivables at one non-U.S. manufacturing site of $(10.5) million from our primary Venezuelan customer. These receivables should have been classified as long-term receivables and included in the charge that we recorded in the third quarter of 2016 to fully reserve all the potentially uncollectible receivables. This adjustment related to our EPD segment.
(2) The inventory adjustments primarily include corrections for errors at one non-U.S. manufacturing site related to inventory manufacturing cost variances of $(5.3) million , excess and obsolete reserve of $(3.0) million , inappropriate costs capitalized to projects in process of $(4.8) million and the write-off of non-recoverable work in process of $(3.8) million . The inventory manufacturing cost variances are capitalized to reflect inventory balances at actual cost, however, the non-U.S. site inappropriately overstated the costs subject to capitalization, primarily during 2016. The excess and obsolete reserve did not consider all inventory items resulting in an understatement of the reserve. The inappropriate costs were attributable to multiple projects over multiple periods for which no costs had been incurred or for which costs were incurred for warranty items that should have been expensed. The non-recoverable work in process related to projects which had previously shipped but the related costs were not appropriately removed from inventory. These adjustments were attributable to our IPD segment other than $(3.3) million of write-off of non-recoverable work in progress that were attributable to our EPD segment.
(3) The deferred tax asset adjustments primarily related to deferred tax assets of $(6.5) million that previously were determined to be more likely than not realizable, partially offset by the tax effect of other revision adjustments. However, as a result of the adjustments described above, it was determined the deferred tax assets would not be realized.
(4) The adjustment to retained earnings represents the cumulative effect of the errors that were corrected in current and prior periods.

The following table presents the effect of the prior period revisions on the affected line items of our condensed consolidated balance sheet as of December 31, 2016 :

	December 31, 2016
(Amounts in thousands)	As Reported	Adjustments	As Revised
Accounts receivable, net (1)	894,749	(12,111)	882,638
Inventories, net (2)	919,251	(21,561)	897,690
Total current assets	2,331,361	(33,672)	2,297,689
Property, plant and equipment, net	723,628	1,177	724,805
Deferred taxes (3)	87,178	(3,456)	83,722
Other assets, net	181,014	2,112	183,126
Total assets	$4,742,762	$(33,839)	$4,708,923
Accrued liabilities	680,689	297	680,986
Total current liabilities	1,178,141	297	1,178,438
Retirement obligations and other liabilities	410,168	(2,329)	407,839
Retained earnings (4)	3,632,163	(33,767)	3,598,396
Accumulated other comprehensive loss	(626,748)	1,960	(624,788)
Total Flowserve Corporation shareholders’ equity	1,648,234	(31,807)	1,616,427
Noncontrolling interests	20,961	—	20,961
Total equity	1,669,195	(31,807)	1,637,388
Total liabilities and equity	$4,742,762	$(33,839)	$4,708,923
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
(2) The inventory adjustments primarily include corrections for errors at one non-U.S. manufacturing site related to inventory manufacturing cost variances of $(5.9) million , excess and obsolete reserve of $(2.5) million , inappropriate costs capitalized to projects in process of $(8.3) million and the write-off of non-recoverable work in process of $(3.3) million . The inventory manufacturing cost variances are capitalized to reflect inventory balances at actual cost, however, the non-U.S. site inappropriately overstated the costs subject to capitalization, primarily during 2016. The excess and obsolete reserve did not consider all inventory items resulting in an understatement of the reserve. The inappropriate costs were attributable to multiple projects over multiple periods for which no costs had been incurred or for which costs were incurred for warranty items that should have been expensed. The non-recoverable work in process related to projects which had previously shipped but the related costs were not appropriately removed from inventory. These adjustments were attributable to our IPD segment other than $(3.6) million of the inappropriate capitalized cost and $(2.8) million of write-off of non-recoverable work in progress that were attributable to our EPD segment.
(3) The deferred tax asset adjustments primarily related to deferred tax assets of $(6.4) million that previously were determined to be more likely than not realizable, partially offset by the tax effect of other revision adjustments. However, as a result of the adjustments described above, it was determined the deferred tax assets would not be realized.
(4) The adjustment to retained earnings represents the cumulative effect of the errors that were corrected in current and prior periods.

The following table presents the effect of the prior period revisions on the affected line items of our condensed consolidated statement of income for the three months ended March 31, 2017 :

(Amounts in thousands, except per share data)	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Revised
Sales	$863,626	$2,692	$866,318
Cost of sales	(599,746)	1,866	(597,880)
Gross profit	263,880	4,558	268,438
Selling, general and administrative expense	(222,029)	(55)	(222,084)
Net earnings from affiliates	5,165	(1,710)	3,455
Operating income	47,016	2,793	49,809
Earnings before income taxes	21,817	2,792	24,609
Provision for income taxes	(6,755)	1,435	(5,320)
Net earnings, including noncontrolling interests	15,062	4,227	19,289
Net earnings attributable to Flowserve Corporation	$14,823	$4,227	$19,050
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.11	$0.04	$0.15
Diluted	0.11	0.04	0.15
The following table presents the effect of the prior period revisions on the affected line items of our condensed consolidated statement of income for the three months ended March 31, 2016 :

(Amounts in thousands, except per share data)	Three Months Ended March 31, 2016
	As Reported	Adjustments	As Revised
Sales	$947,248	$(1,027)	$946,221
Cost of sales	(639,247)	(1,820)	(641,067)
Gross profit	308,001	(2,847)	305,154
Selling, general and administrative expense	(236,910)	(639)	(237,549)
Operating income	74,410	(3,486)	70,924
Other expense, net	(4,543)	(1,021)	(5,564)
Earnings before income taxes	55,975	(4,507)	51,468
Provision for income taxes	(17,691)	514	(17,177)
Net earnings, including noncontrolling interests	38,284	(3,993)	34,291
Net earnings attributable to Flowserve Corporation	$37,859	$(3,993)	$33,866
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.29	$(0.03)	$0.26
Diluted	0.29	(0.03)	0.26
The effect of the revision adjustments to the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and March 31, 2017 related to net earnings, including noncontrolling interests for the change in net earnings in the table above offset primarily by impacts to changes in assets and liabilities. The revisions to individual line items within changes in assets and liabilities were below $3 million except for an increase of $4.4 million to the change in inventory, net for the three months ended March 31, 2017 . Additionally, we adopted ASU 2016-09 on January 1, 2017, see Note 1 for further discussion of the impact of that adoption on our statements of cash flows.
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
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 7 to our consolidated financial statements included in our 2016 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
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

Senior Credit Facility
As discussed in Note 11 to our consolidated financial statements included in our 2016 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of March 31, 2017 and December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $89.6 million and $102.6 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, due to a financial covenant in the Senior Credit Facility, the amount available for borrowings under our Revolving Credit Facility was effectively limited to $419.8 million and $553.5 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of March 31, 2017.
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

7.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2017	2016
Raw materials	$361,685	$348,012
Work in process	652,383	629,766
Finished goods	215,383	206,086
Less: Progress billings	(214,507)	(216,783)
Less: Excess and obsolete reserve	(74,944)	(69,391)
Inventories, net	$940,000	$897,690

8.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2017	2016
Net earnings of Flowserve Corporation	$19,050	$33,866
Dividends on restricted shares not expected to vest	—	2
Earnings attributable to common and participating shareholders	$19,050	$33,868
Weighted average shares:
Common stock	130,393	129,781
Participating securities	169	361
Denominator for basic earnings per common share	130,562	130,142
Effect of potentially dilutive securities	713	670
Denominator for diluted earnings per common share	131,275	130,812
Earnings per common share:
Basic	$0.15	$0.26
Diluted	0.15	0.26
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2017 and 2016 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Service cost	$6.2	$5.9	$1.7	$1.8	$—	$—
Interest cost	4.3	4.8	2.2	2.9	0.2	0.3
Expected return on plan assets	(6.2)	(6.1)	(2.1)	(2.7)	—	—
Amortization of prior service cost	—	0.1	—	—	—	—
Amortization of unrecognized net loss (gain)	1.5	1.2	0.9	1.3	0.1	(0.1)
Net periodic cost recognized	$5.8	$5.9	$2.7	$3.3	$0.3	$0.2

11.	Shareholders’ Equity
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
For the three months ended March 31, 2017 , we earned $24.6 million before taxes and provided for income taxes of $5.3 million resulting in an effective tax rate of 21.6% . The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2017 primarily due to the net impact of foreign operations.
For the three months ended March 31, 2016 , we earned $51.5 million before taxes and provided for income taxes of $17.2 million resulting in an effective tax rate of 33.4% . The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2016 primarily due to the net impact of foreign operations.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$417,070	$170,002	$279,246	$866,318	$—	$866,318
Intersegment sales	7,592	8,378	1,191	17,161	(17,161)	—
Segment operating income (loss)	45,583	(13,774)	41,470	73,279	(23,470)	49,809

Three Months Ended March 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$463,199	$186,704	$296,318	$946,221	$—	$946,221
Intersegment sales	9,613	10,746	2,668	23,027	(23,027)	—
Segment operating income	55,808	3,695	38,374	97,877	(26,953)	70,924

14.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2017 and 2016 :

	2017				2016
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(483,609)	$(136,530)	$(1,238)	$(621,377)	$(411,615)	$(120,461)	$(3,458)	$(535,534)
Other comprehensive income (loss) before reclassifications	33,786	(1,152)	80	32,714	32,499	1,060	529	34,088
Amounts reclassified from AOCL	—	1,636	23	1,659	—	1,726	114	1,840
Net current-period other comprehensive income	33,786	484	103	34,373	32,499	2,786	643	35,928
Balance - March 31	$(449,823)	$(136,046)	$(1,135)	$(587,004)	$(379,116)	$(117,675)	$(2,815)	$(499,606)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.4 million and $2.7 million at January 1, 2017 and 2016, respectively, and $3.9 million and $3.5 million at March 31, 2017 and 2016 , respectively. Includes net investment hedge losses of $0.8 million and $12.5 million , net of deferred taxes, for the three months ended March 31, 2017 and 2016 , respectively. Amounts in parentheses indicate debits.

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

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the three months ended March 31, 2017 and 2016:

	2017			2016
(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31	$12,594	$47,733	$60,327	$25,156	$33,147	$58,303
Charges, net of adjustments	(3,431)	(503)	(3,934)	976	3,792	4,768
Cash expenditures	(4,124)	(7,070)	(11,194)	(1,294)	(3,999)	(5,293)
Other non-cash adjustments, including currency	3,038	(1,712)	1,326	(877)	(1,162)	(2,039)
Balance at March 31	$8,077	$38,448	$46,525	$23,961	$31,778	$55,739

16.	Subsequent Event
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
In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative expense balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings. Refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report for more information.
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 15 included in this Quarterly Report. The Realignment Programs will continue throughout 2017 and the total charges for Realignment Programs by segment are detailed below for the three months ended March 31, 2017 and 2016:

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

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Bookings	$958.2	$921.8
Sales	866.3	946.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2017 increase d by $36.4 million , or 3.9% , as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The increase included negative currency effects of approximately $12 million . The increase was primarily driven by the oil and gas industry, partially offset by decreases in the power generation and general industries. The increase was primarily due to customer original equipment bookings.
Sales for the three months ended March 31, 2017 decrease d by $79.9 million , or 8.4% , as compared with the same period in 2016 . The decrease included negative currency effects of approximately $9 million . The decrease was more heavily weighted toward original equipment sales with decrease d sales into every region except for Europe. Net sales to international customers, including export sales from the U.S., were approximately 64% and 62% of total sales for the three months ended March 31, 2017 and 2016 , respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,006.4 million at March 31, 2017 increase d by $108.7 million , or 5.7% , as compared with December 31, 2016 . Currency effects provided an increase of approximately $22 million . Approximately 31.1% of the backlog at March 31, 2017 was related to aftermarket orders.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Gross profit	$268.4	$305.2
Gross profit margin	31.0%	32.3%

Gross profit for the three months ended March 31, 2017 decrease d by $36.8 million , or 12.1% , as compared with the same period in 2016 . Gross profit margin for the three months ended March 31, 2017 of 31.0% decrease d from 32.3% for the same period in 2016 . The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by a mix shift to higher margin aftermarket sales and decreased charges and increased savings related to our Realignment Programs compared to the same period in 2016. Aftermarket sales increased to approximately 47% of total sales, as compared with approximately 45% of total sales for the same period in 2016 .

Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
SG&A	$222.1	$237.5
SG&A as a percentage of sales	25.6%	25.1%

SG&A for the three months ended March 31, 2017 decrease d by $15.4 million , or 6.5% , as compared with the same period in 2016 . Currency effects yielded a decrease of approximately $2 million . SG&A as a percentage of sales for the three months ended March 31, 2017 increase d 50 basis points as compared with the same period in 2016 due to lower sales leverage, partially offset by decreased charges and increased savings related to our Realignment Programs compared to the same period in 2016.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Net earnings from affiliates	$3.5	$3.3

Net earnings from affiliates for the three months ended March 31, 2017 increase d $0.2 million , or 6.1% , as compared with the same period in 2016 . The increase was primarily a result of increased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Operating income	$49.8	$70.9
Operating income as a percentage of sales	5.7%	7.5%

Operating income for the three months ended March 31, 2017 decreased by $21.1 million , or 29.8% , as compared with the same period in 2016 . The decrease included negative currency effects of approximately one million. The decrease was primarily a result of the $36.8 million decrease in gross profit, partially offset by a $15.4 million decrease in SG&A.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Interest expense	$(14.7)	$(14.6)
Interest income	0.6	0.7

Interest expense and interest income for the three months ended March 31, 2017 remained relatively constant compared with the same period in 2016 .

Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Other expense, net	$(11.1)	$(5.6)

Other expense, net for the three months ended March 31, 2017 increase d $5.5 million as compared with the same period in 2016 , due primarily to a $7.3 million increase in losses from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Indian rupee and Brazilian real in relation to the U.S. dollar during the three months ended March 31, 2017 , as compared with the same period in 2016 .

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Provision for income taxes	$5.3	$17.2
Effective tax rate	21.6%	33.4%

The effective tax rate of 21.6% for the three months ended March 31, 2017 decreased from 33.4% for the same period in 2016 . The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2017 primarily due to the net impact of foreign operations.
Other Comprehensive Income

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Other comprehensive income	$34.4	$35.9

Other comprehensive income for the three months ended March 31, 2017 decreased $1.5 million from $35.9 million in 2016 .

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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Bookings	$460.9	$424.8
Sales	424.7	472.8
Gross profit	136.7	155.8
Gross profit margin	32.2%	33.0%
Segment operating income	45.6	55.8
Segment operating income as a percentage of sales	10.7%	11.8%

Bookings for the three months ended March 31, 2017 increase d by $36.1 million , or 8.5% , as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The increase included negative currency effects of approximately $5 million . The increase in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by a decrease in the power generation and general industries. Increased bookings of $64.9 million into Asia Pacific were partially offset by decreased bookings of $13.3 million into Europe, $6.5 million into North America, $5.8 million into the Middle East and $3.2 million into Africa. The increase was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increase d $1.8 million .
Sales for the three months ended March 31, 2017 decrease d $48.1 million , or 10.2% , as compared with the same period in 2016 . The decrease included negative currency effects of approximately $4 million . The decrease was due to lower customer original equipment sales, resulting from decreased sales of $33.9 million into North America, $12.6 million into Latin America, and $5.8 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decrease d $2.0 million .
Gross profit for the three months ended March 31, 2017 decrease d by $19.1 million , or 12.3% , as compared with the same period in 2016 . Gross profit margin for the three months ended March 31, 2017 of 32.2% decrease d from 33.0% for the same period in 2016 . The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by decreased charges related to our Realignment Programs compared to the same period in 2016 and a mix shift to higher margin aftermarket sales.
Operating income for the three months ended March 31, 2017 decrease d by $10.2 million , or 18.3% , as compared with the same period in 2016 . The decrease included negative currency effects of approximately $2 million . The decrease was due to a $19.1 million decrease in gross profit, partially offset by a $8.6 million decrease in SG&A (including a decrease due to currency effects of less than one million). The decrease in SG&A is primarily due to decreased charges and increased savings achieved related to our Realignment Programs compared to the same period in 2016.
Backlog of $1,014.1 million at March 31, 2017 increase d by $47.3 million , or 4.9% , as compared with December 31, 2016 . Currency effects provided an increase of approximately $14 million . Backlog at March 31, 2017 and December 31, 2016 included $12.3 million  and $11.7 million , respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Bookings	$206.7	$207.7
Sales	178.4	197.5
Gross profit	34.8	50.0
Gross profit margin	19.5%	25.3%
Segment operating (loss) income	(13.8)	3.7
Segment operating (loss) income as a percentage of sales	(7.7)%	1.9%

Bookings for the three months ended March 31, 2017 decrease d by $1.0 million , or 0.5% , as compared with the same period in 2016 . The decrease included negative currency effects of approximately $3 million . The decrease in customer bookings was primarily driven by the chemical and power generation industries, substantially offset by an increase in the oil and gas industry. Decreased bookings of $6.6 million into Asia Pacific and $4.1 million into the Middle East were substantially offset by increased bookings of $10.7 million into North America. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decrease d $2.6 million .
Sales for the three months ended March 31, 2017 decrease d $19.1 million , or 9.7% , as compared with the same period in 2016 . The decrease included negative currency effects of approximately $3 million and was primarily driven by decreased customer original equipment sales. Customer sales decreased $18.3 million into North America and $1.0 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decrease d $2.4 million when compared to the same period in 2016 .
Gross profit for the three months ended March 31, 2017 decrease d by $15.2 million , or 30.4% , as compared with the same period in 2016 . Gross profit margin for the three months ended March 31, 2017 of 19.5% decrease d from 25.3% for the same period in 2016 . The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by a mix shift to higher margin aftermarket sales.
Operating loss for the three months ended March 31, 2017 increase d by $17.5 million , to a loss of $13.8 million , as compared with income of $3.7 million for the same period in 2016 . The increase included currency benefits of less than one million. The increased loss was primarily due to the $15.2 million decrease in gross profit and a $2.0 million increase in SG&A (including a decrease due to currency effects of approximately one million ). The increase in SG&A is primarily due to increased charges related to our Realignment Programs.
Backlog of $404.5 million at March 31, 2017 increase d by $31 million , or 8.3% , as compared with December 31, 2016 . Currency effects provided an increase of approximately $3 million . Backlog at March 31, 2017 and December 31, 2016 included

$14.0 million  and $14.2 million , respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2017	2016
Bookings	$309.8	$310.1
Sales	280.4	299.0
Gross profit	98.0	98.6
Gross profit margin	35.0%	33.0%
Segment operating income	41.5	38.4
Segment operating income as a percentage of sales	14.8%	12.8%

Bookings for the three months ended March 31, 2017 were flat compared with the same period in 2016 . Bookings included negative currency effects of approximately $4 million . Decreased customer bookings in the general industries were substantially offset by increases in the oil and gas and power generation industries. Decreased customer bookings of $11.1 million into Latin America, $8.4 million into North America and $5.0 million into the Middle East were substantially offset by increased customer bookings of $15.8 million into Asia Pacific, $5.7 million into Europe and $1.8 million into Africa.
Sales for the three months ended March 31, 2017 decrease d $18.6 million , or 6.2% , as compared with the same period in 2016 . The decrease included negative currency effects of approximately $2 million and was primarily driven by decreased customer original equipment sales. Decreased customer sales of $13.5 million into the Middle East and $7.8 million into Asia Pacific were partially offset by increased sales of $3.3 million into Europe.
Gross profit for the three months ended March 31, 2017 decrease d by $0.6 million , or 0.6% , as compared with the same period in 2016 . Gross profit margin for the three months ended March 31, 2017 of 35.0% increase d from 33.0% for the same period in 2016 . The increase in gross profit margin was primarily attributable to the savings achieved and decreased charges related to our Realignment Programs compared to the same period in 2016.
Operating income for the three months ended March 31, 2017 increase d by $3.1 million , or 8.1% , as compared with the same period in 2016 . The increase included negative currency effects of less than a million. The increase was primarily attributable to decrease d SG&A of $3.6 million (including a decrease due to currency effects of approximately one million ), partially offset by the $0.6 million decrease in gross profit. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses compared to the same period in 2016 .
Backlog of $615.3 million  at March 31, 2017 increase d by $30.8 million , or 5.3% , as compared with December 31, 2016 . Currency effects provided an increase of $6 million .
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Net cash flows provided (used) by operating activities	$3.9	$(8.6)
Net cash flows used by investing activities	(15.5)	(20.1)
Net cash flows used by financing activities	(38.8)	(37.9)
Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2017 was $325.8 million , as compared with $367.2 million at December 31, 2016 .
Our cash balance decrease d by $41.4 million  to $325.8 million at March 31, 2017 as compared with December 31, 2016 . The cash used during the first three months of 2017 included $24.8 million in dividend payments, $15.9 million in capital expenditures and $15.0 million of payments on long-term debt.
For the three months ended March 31, 2017 , our cash provided by operating activities was $3.9 million , as compared with cash used of $8.6 million for the same period in 2016 . Cash flow used by working capital decreased for the three months ended March 31, 2017 , due primarily to decreased uses of cash related to inventory and accounts payable, partially offset by decreased source of cash related to accounts receivable and an increased use of cash related to accrued liabilities and income taxes payable as compared to the same period in 2016.
Decreases in accounts receivable provided $67.5 million of cash flow for the three months ended March 31, 2017 as compared with $91.4 million for the same period in 2016 . The decrease in accounts receivable was primarily attributable to lower sales during the period as compared to the same period in 2016. As of March 31, 2017 our days’ sales outstanding ("DSO") was 86  days as compared with 91 days as of March 31, 2016 .
Increases in inventory used $27.1 million and $67.9 million of cash flow for the three months ended March 31, 2017 and March 31, 2016 , respectively. Inventory turns were 2.5 times at March 31, 2017 as compared with 2.4 times for the same period in 2016 . Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $60.7 million of cash flow for the three months ended March 31, 2017 as compared with $89.8 million for the same period in 2016 . Decreases in accrued liabilities and income taxes payable used $36.0 million of cash flow for the three months ended March 31, 2017 as compared with $16.6 million for the same period in 2016 .
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
Financing
Credit Facilities
See Note 11 to our consolidated financial statements included in our 2016 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through March 31, 2017.
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

•
our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2016 Annual Report and Part II of this 10-Q/A, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2017, we had $210.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 2.40%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.0 million for the three months ended March 31, 2017.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains associated with foreign currency translation of $33.8 million and $32.5 million for the three months March 31, 2017 and 2016 , respectively, which are included in other comprehensive income .
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of March 31, 2017 , we had a U.S. dollar equivalent of $387.0 million  in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $393.8 million  at December 31, 2016 . Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $11.0 million and $4.6 million for the three months ended March 31, 2017 and 2016 , respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2017 , a 10% change in the foreign currency exchange rates for the three months ended March 31, 2017 would have impacted our net earnings by approximately $2 million . This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 . At the time that our Quarterly Report on Form 10-Q for the period ended March 31, 2017 was filed, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. Subsequent to that evaluation, our management, including our current Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because of the material weaknesses in our internal control over financial reporting described in Item 9A. Controls and Procedures in our Form 10-K/A for the fiscal year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

FLOWSERVE CORPORATION

Date:	August 11, 2017	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2017	/s/ John E. Roueche III
John E. Roueche III
Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.