Form 10-Q
period 2017-06-30
FLOWSERVE CORP
filed 2017-08-14
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 4, 2017 there were 130,637,488 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2017 and 2016 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2017 and 2016 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2017 and December 31, 2016 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2017 and 2016 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4. Controls and Procedures.	37

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	39
Item 1A. Risk Factors.	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	39
Item 6. Exhibits.	40
SIGNATURES	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2017	2016
Sales	$877,063	$1,027,393
Cost of sales	(632,068)	(706,728)
Gross profit	244,995	320,665
Selling, general and administrative expense	(252,800)	(228,704)
Gain on sale of business	131,294	—
Net earnings from affiliates	2,654	1,809
Operating income	126,143	93,770
Interest expense	(14,951)	(15,274)
Interest income	641	645
Other (expense) income, net	(8,761)	4,735
Earnings before income taxes	103,072	83,876
Provision for income taxes	(60,887)	(29,512)
Net earnings, including noncontrolling interests	42,185	54,364
Less: Net (earnings) loss attributable to noncontrolling interests	(307)	9
Net earnings attributable to Flowserve Corporation	$41,878	$54,373
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.32	$0.42
Diluted	0.32	0.42
Cash dividends declared per share	$0.19	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2017	2016
Net earnings, including noncontrolling interests	$42,185	$54,364
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(20,389) and $17,566 respectively	34,317	(29,489)
Pension and other postretirement effects, net of taxes of $(308) and $(1,877), respectively	(1,142)	3,150
Cash flow hedging activity, net of taxes of $(155) in 2016	(19)	560
Other comprehensive income (loss)	33,156	(25,779)
Comprehensive income, including noncontrolling interests	75,341	28,585
Comprehensive (loss) income attributable to noncontrolling interests	(307)	9
Comprehensive income attributable to Flowserve Corporation	$75,034	$28,594

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2017	2016
Sales	$1,743,381	$1,973,614
Cost of sales	(1,229,948)	(1,347,795)
Gross profit	513,433	625,819
Selling, general and administrative expense	(474,885)	(466,252)
Gain on sale of business	131,294	—
Net earnings from affiliates	6,109	5,128
Operating income	175,951	164,695
Interest expense	(29,646)	(29,842)
Interest income	1,265	1,318
Other expense, net	(19,888)	(827)
Earnings before income taxes	127,682	135,344
Provision for income taxes	(66,208)	(46,690)
Net earnings, including noncontrolling interests	61,474	88,654
Less: Net earnings attributable to noncontrolling interests	(545)	(415)
Net earnings attributable to Flowserve Corporation	$60,929	$88,239
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.47	$0.68
Diluted	0.46	0.67
Cash dividends declared per share	$0.38	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2017	2016
Net earnings, including noncontrolling interests	$61,474	$88,654
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $(40,463) and $(1,793), respectively	68,103	3,010
Pension and other postretirement effects, net of taxes of $(663) and $(2,619), respectively	(658)	5,936
Cash flow hedging activity, net of taxes of $(34) and $(420), respectively	84	1,203
Other comprehensive income	67,529	10,149
Comprehensive income, including noncontrolling interests	129,003	98,803
Comprehensive income attributable to noncontrolling interests	(1,079)	(1,176)
Comprehensive income attributable to Flowserve Corporation	$127,924	$97,627

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$505,161	$367,162
Accounts receivable, net of allowance for doubtful accounts of $56,083 and $51,920, respectively	832,036	882,638
Inventories, net	941,816	897,690
Prepaid expenses and other	136,542	150,199
Total current assets	2,415,555	2,297,689
Property, plant and equipment, net of accumulated depreciation of $933,834 and $882,151, respectively	678,907	724,805
Goodwill	1,202,156	1,205,054
Deferred taxes	93,846	83,722
Other intangible assets, net	214,929	214,527
Other assets, net	189,722	183,126
Total assets	$4,795,115	$4,708,923

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$367,347	$412,087
Accrued liabilities	689,137	680,986
Debt due within one year	89,839	85,365
Total current liabilities	1,146,323	1,178,438
Long-term debt due after one year	1,500,988	1,485,258
Retirement obligations and other liabilities	422,016	407,839
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	483,782	491,848
Retained earnings	3,612,173	3,598,396
Treasury shares, at cost – 46,502 and 46,980 shares, respectively	(2,061,345)	(2,078,527)
Deferred compensation obligation	6,183	8,507
Accumulated other comprehensive loss	(557,792)	(624,788)
Total Flowserve Corporation shareholders’ equity	1,703,992	1,616,427
Noncontrolling interests	21,796	20,961
Total equity	1,725,788	1,637,388
Total liabilities and equity	$4,795,115	$4,708,923

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2017	2016
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$61,474	$88,654
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	50,252	50,071
Amortization of intangible and other assets	7,143	8,341
(Gain) loss on dispositions of businesses	(131,294)	7,664
Stock-based compensation	15,743	23,965
Foreign currency, asset impairment and other non-cash adjustments	31,573	3,496
Change in assets and liabilities:
Accounts receivable, net	71,078	42,385
Inventories, net	(17,277)	(44,150)
Prepaid expenses and other	39,256	(26,000)
Other assets, net	(10,150)	(7,308)
Accounts payable	(55,928)	(77,089)
Accrued liabilities and income taxes payable	(9,777)	(69,904)
Retirement obligations and other	(8,624)	3,324
Net deferred taxes	3,131	7,247
Net cash flows provided by operating activities	46,600	10,696
Cash flows – Investing activities:
Capital expenditures	(29,447)	(36,912)
Proceeds from disposal of assets	2,383	1,427
Proceeds from (payments for) dispositions of businesses	181,838	(5,064)
Net cash flows provided (used) by investing activities	154,774	(40,549)
Cash flows – Financing activities:
Payments on long-term debt	(30,000)	(30,000)
Proceeds under other financing arrangements	6,644	19,494
Payments under other financing arrangements	(2,690)	(11,441)
Payments related to tax withholding for stock-based compensation	(6,593)	(8,512)
Payments of dividends	(49,579)	(48,181)
Other	(244)	(142)
Net cash flows used by financing activities	(82,462)	(78,782)
Effect of exchange rate changes on cash	19,087	5,265
Net change in cash and cash equivalents	137,999	(103,370)
Cash and cash equivalents at beginning of period	367,162	366,444
Cash and cash equivalents at end of period	$505,161	$263,074

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report").
Revision to Previously Reported Financial Information - In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for the fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings. See Note 2 for more information.
Brazil Long-Lived Asset Impairment – In the second quarter of 2017, due to continued capital spending declines in the Brazilian oil and gas market and economic and political circumstances, including the indictment of the former president, the decision was made to scale back certain of our operations in Brazil. As a result, we tested our related long-lived assets, which primarily consist of property, plant and equipment, for recoverability and recorded a $26.0 million impairment charge to selling, general and administrative expense ("SG&A") within our Engineered Product Division ("EPD") segment.
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three and six months ended June 30, 2017 represented less than 0.5% of consolidated sales and its assets at June 30, 2017 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at June 30, 2017. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. In the third quarter of 2016 we recorded a charge of $73.5 million to SG&A to fully reserve for those potentially uncollectible accounts receivable (classified as other assets, net on the condensed consolidated balance sheet) and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments from our Venezuelan customer.
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
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2017, are detailed in Note 1 to our consolidated financial statements included in our 2016 Annual Report.

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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. We adopted the provisions of ASU 2016-09 as of January 1, 2017 using the modified retrospective approach. The adoption resulted in the recognition of approximately $1 million of tax expense in our provision of income taxes and an approximately $3 million one-time, cumulative adjustment to beginning retained earnings related to the change in our accounting policy for estimated forfeitures and share cancellations. In addition, in our statements of cash flows we reclassified cash outflows for employee taxes paid from operating to financing and elected to reclassify cash impacts due to excess tax deficiencies and benefits from financing to operating, which resulted in a net reclassification of approximately $10 million of cash flows used from operating to financing for the six months ended June 30, 2016.
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
We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations. We plan to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective method for transition. In 2015, we established a cross-functional implementation team consisting of representatives from across all of our reportable segments to begin the process of analyzing the impact of the standard on our contracts. The preliminary results of our evaluation, which is still in process, indicate that one of the changes upon adoption may be potentially increased “over-time” revenue recognition. Historically, revenue recognized under the percentage of completion method is less than 5% of our consolidated sales. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets and contract liabilities. Additionally, we are in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We are continuing our evaluation to determine the impact on our consolidated financial condition and results of operations.
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
On March 10, 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments of this ASU provide additional guidance intended to improve the presentation of net benefit costs, pension costs and net periodic postretirement costs. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2017, and to interim periods in 2018. Early adoption of the standard is permitted. We are currently evaluating the impact of ASU No. 2017- 07 on our consolidated financial condition and results of operations.

On May 10, 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments of the ASU must be applied to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption of the standard is permitted. We are currently evaluating the impact of ASU No. 2017- 09 on our consolidated financial condition and results of operations.

2.	Revision to Previously Reported Financial Information
In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for the fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings.
The following table presents the effect of the prior period revisions on the affected line items of our condensed consolidated balance sheet as of December 31, 2016:

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
(2) The inventory adjustments primarily include corrections of errors at one non-U.S. manufacturing site related to inventory manufacturing cost variances of $(5.9) million, excess and obsolete reserve of $(2.5) million, inappropriate costs capitalized to projects in process of $(8.3) million and the write-off of non-recoverable work in process of $(3.3) million. The inventory manufacturing cost variances are capitalized to reflect inventory balances at actual cost, however, the non-U.S. site inappropriately overstated the costs subject to capitalization, primarily during 2016. The excess and obsolete reserve did not consider all inventory items resulting in an understatement of the reserve. The inappropriate costs were attributable to multiple projects over multiple periods for which no costs had been incurred or for which costs were incurred for warranty items that should have been expensed. The non-recoverable work in process related to projects which had previously shipped but the related costs were not appropriately removed from inventory. These adjustments were attributable to our IPD segment other than $(3.6) million of the inappropriate capitalized cost and $(2.8) million of write-off of non-recoverable work in progress that were attributable to our EPD segment.

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

The following table presents the effect of the prior period revisions on the affected line items of our condensed consolidated statements of income for the three and six months ended June 30, 2016:

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2016
	As Reported	Adjustments	As Revised
Sales	$1,026,232	$1,161	$1,027,393
Cost of sales (1)	(701,508)	(5,220)	(706,728)
Gross profit	324,724	(4,059)	320,665
Selling, general and administrative expense	(228,529)	(175)	(228,704)
Operating income	98,004	(4,234)	93,770
Earnings before income taxes	88,110	(4,234)	83,876
Provision for income taxes (2)	(25,122)	(4,390)	(29,512)
Net earnings, including noncontrolling interests	62,988	(8,624)	54,364
Net earnings attributable to Flowserve Corporation	$62,997	$(8,624)	$54,373
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.48	$(0.06)	$0.42
Diluted	0.48	(0.06)	0.42
_______________________________________
(1) The cost of sales adjustments primarily include amounts related to the matters described in footnote (2) to the balance sheet table above.
(2) The provision for income taxes adjustments primarily related to recording a valuation allowance on deferred tax assets, see footnote (3) to the balance sheet table above.

(Amounts in thousands, except per share data)	Six Months Ended June 30, 2016
	As Reported	Adjustments	As Revised
Sales	$1,973,480	$134	$1,973,614
Cost of sales (1)	(1,340,755)	(7,040)	(1,347,795)
Gross profit	632,725	(6,906)	625,819
Selling, general and administrative expense	(465,439)	(813)	(466,252)
Operating income	172,414	(7,719)	164,695
Other income (expense), net	193	(1,020)	(827)
Earnings before income taxes	144,083	(8,739)	135,344
Provision for income taxes (2)	(42,812)	(3,878)	(46,690)
Net earnings, including noncontrolling interests	101,271	(12,617)	88,654
Net earnings attributable to Flowserve Corporation	$100,856	$(12,617)	$88,239
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.77	$(0.09)	$0.68
Diluted	0.77	(0.10)	0.67
___________________________________
(1) The cost of sales adjustments primarily include amounts related to the matters described in footnote (2) to the balance sheet table above.

(2) The provision for income taxes adjustments primarily relate to recording a valuation allowance on deferred tax assets, see footnote (3) to the balance sheet table above.

The effect of the prior period revisions on the condensed consolidated statement of cash flows for the six months ended June 30, 2016 related to net earnings, including noncontrolling interests for the change in net earnings in the table above offset primarily by impacts to changes in assets and liabilities. The revisions to individual line items within changes in assets and liabilities were below $3 million except for a decrease of $7.7 million to the change in inventory, net and an increase to the change in net deferred taxes of $3.9 million. Additionally, we adopted ASU 2016-09 on January 1, 2017, see Note 1 for further discussion of the impact of that adoption on our statements of cash flows.
The impacts of the revisions have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

3.	Disposition
Effective May 2, 2017, we sold our Flow Control Division's ("FCD") Gestra AG ("Gestra") business to a leading provider of steam system solutions for $204.7 million (€179.2 million), which included $181.8 million (€159.2 million) of cash received at closing (net of divested cash). Additionally, we expect to receive $22.8 million (€20.0 million) of cash currently held in escrow before the end of 2017, which we have classified as an other current asset in prepaid expenses and other. The sale resulted in a pre-tax gain of $131.3 million ($81.3 million after-tax) recorded in gain on sale of business in the condensed consolidated statements of income. The sale included Gestra’s manufacturing facility in Germany as well as related operations in the U.S., the United Kingdom ("U.K."), Spain, Poland, Italy, Singapore and Portugal. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).

4.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,609,675 were available for issuance as of June 30, 2017. In 2016 the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). Until the second quarter of 2017, no previous stock options were outstanding. On May 4, 2017, 114,943 stock options were granted with a grant date fair value of $2.0 million. No stock options vested during the six months ended June 30, 2017.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $26.0 million and $15.2 million at June 30, 2017 and December 31, 2016, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2017 and 2016 was $2.3 million and $1.8 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2017 and 2016 was $28.0 million and $38.1 million, respectively.
We recorded stock-based compensation expense of $2.9 million ($4.3 million pre-tax) and $5.2 million ($8.0 million pre-tax) for the three months ended June 30, 2017 and 2016, respectively. We recorded stock-based compensation expense of $10.4 million ($15.6 million pre-tax) and $15.7 million ($24.0 million pre-tax) for the six months ended June 30, 2017 and 2016, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2017
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2017	1,259,275	$50.77
Granted	674,632	50.12
Vested	(471,132)	59.34
Canceled	(166,050)	48.14
Outstanding as of June 30, 2017	1,296,725	$47.65

Unvested Restricted Shares outstanding as of June 30, 2017, includes approximately 910,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period as compared with the same measures for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2015 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,745,000 shares based on performance targets. As of June 30, 2017, we estimate vesting of approximately 679,000 shares based on expected achievement of performance targets.

5.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2016 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
During the second quarter of 2017, we discontinued our program to designate forward exchange contracts. The discontinuance of this program had no impact on our financial position as of June 30, 2017. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $234.9 million and $393.2 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the length of foreign exchange contracts currently in place ranged from 10 days to 17 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2017	2016
Current derivative assets	$2,496	$682
Noncurrent derivative assets	83	—
Current derivative liabilities	1,623	6,878
Noncurrent derivative liabilities	—	355

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
(Loss) gain recognized in income	$(2,226)	$4,300	$(329)	$6,361
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other (expense) income, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 6 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the six months ended June 30, 2017.

6.	Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2017	2016
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $5,669 and $5,748	$565,481	$519,902
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,783 and $2,972	297,217	297,028
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $3,542 and $3,848	496,458	496,152
Term Loan Facility, interest rate of 2.55% at June 30, 2017 and 2.25% at December 31, 2016, net of debt issuance costs of $810 and $745	194,190	224,255
Capital lease obligations and other borrowings	37,481	33,286
Debt and capital lease obligations	1,590,827	1,570,623
Less amounts due within one year	89,839	85,365
Total debt due after one year	$1,500,988	$1,485,258
Senior Credit Facility

As discussed in Note 10 to our consolidated financial statements included in our 2016 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. On June 30, 2017, we amended our existing Senior Credit Facility. The amendment, among other changes, includes the following: (i) a decrease of the Revolving Credit Facility commitment from $1.0 billion to $800 million, (ii) an increase of the leverage ratio from 3.50 to 4.00 times debt to total Consolidated EBITDA, through June 30, 2019, with a step-down to 3.75 for any fiscal quarter ending after July 1, 2019, (iii) the addition of a new pricing level on our senior unsecured long-term debt ratings for Ba2/BB, with an increase in interest rate margin for LIBOR loans to 2.00% and for base rate loans to 1.00% and (iv) a revision to the restrictions on the ability to incur debt by decreasing the maximum principal amount of priority debt allowed from 15% to 7.5% of the consolidated tangible assets and a decrease on the maximum amount of receivables that could be securitized from $200 million to $100 million. All other material terms and conditions of the Senior Credit Facilities agreement remained unchanged as discussed in Note 10 to our consolidated financial statements included in our 2016 Annual Report.

As of June 30, 2017 and December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $89.7 million and $102.6 million at June 30, 2017 and December 31, 2016, respectively, which reduced our borrowing capacity to $710.3 million and $553.5 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of June 30, 2017.

We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.150% (per annum) during the period ended June 30, 2017. During the six months ended June 30, 2017, we made scheduled repayments of $30.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

7.	Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 5.
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at June 30, 2017 was $1,388.8 million compared to the carrying value of $1,359.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2017 and December 31, 2016.

8.	Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2017	2016
Raw materials	$372,745	$348,012
Work in process	697,359	629,766
Finished goods	186,971	206,086
Less: Progress billings	(235,736)	(216,783)
Less: Excess and obsolete reserve	(79,523)	(69,391)
Inventories, net	$941,816	$897,690

In the three months ended June 30, 2017, we recorded a $16.9 million inventory charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America. This charge was primarily related to our IPD reporting segment and resulted in a decrease to finished goods.

9.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2017	2016
Net earnings of Flowserve Corporation	$41,878	$54,373
Dividends on restricted shares not expected to vest	—	2
Earnings attributable to common and participating shareholders	$41,878	$54,375
Weighted average shares:
Common stock	130,646	130,180
Participating securities	86	274
Denominator for basic earnings per common share	130,732	130,454
Effect of potentially dilutive securities	609	456
Denominator for diluted earnings per common share	131,341	130,910
Earnings per common share:
Basic	$0.32	$0.42
Diluted	0.32	0.42

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2017	2016
Net earnings of Flowserve Corporation	$60,929	$88,239
Dividends on restricted shares not expected to vest	—	3
Earnings attributable to common and participating shareholders	$60,929	$88,242
Weighted average shares:
Common stock	130,520	129,981
Participating securities	127	318
Denominator for basic earnings per common share	130,647	130,299
Effect of potentially dilutive securities	661	563
Denominator for diluted earnings per common share	131,308	130,862
Earnings per common share:
Basic	$0.47	$0.68
Diluted	0.46	0.67

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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2017 and 2016 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Service cost	$4.9	$5.4	$1.7	$1.7	$—	$—
Interest cost	4.1	4.7	2.2	3.0	0.2	0.3
Expected return on plan assets	(6.0)	(5.9)	(2.1)	(2.6)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	1.5	1.3	0.8	1.1	(0.2)	(0.1)
Net periodic cost recognized	$4.6	$5.6	$2.6	$3.2	$0.1	$0.3
Components of the net periodic cost for retirement and postretirement benefits for the six months months ended June 30, 2017 and 2016 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Service cost	$11.1	$11.3	$3.4	$3.5	$—	$—
Interest cost	8.4	9.5	4.4	5.9	0.4	0.6
Expected return on plan assets	(12.2)	(12.0)	(4.2)	(5.3)	—	—
Amortization of prior service cost	0.1	0.2	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	3.0	2.5	1.7	2.4	(0.1)	(0.2)
Net periodic cost recognized	$10.4	$11.5	$5.3	$6.5	$0.4	$0.5

12.	Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice. We had no repurchases of shares of our outstanding common stock for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 we had $160.7 million of remaining capacity under our current share repurchase program.

13.	Income Taxes
For the three months ended June 30, 2017, we earned $103.1 million before taxes and provided for income taxes of $60.9 million resulting in an effective tax rate of 59.1%. For the six months ended June 30, 2017, we earned $127.7 million before taxes and provided for income taxes of $66.2 million resulting in an effective tax rate of 51.8%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2017 primarily due to the net impact of foreign operations, losses in certain foreign jurisdictions for which no tax benefit was provided and taxes related to the sale of the Gestra business.
For the three months ended June 30, 2016, we earned $83.9 million before taxes and provided for income taxes of $29.5 million resulting in an effective tax rate of 35.2%. For the six months ended June 30, 2016, we earned $135.3 million before taxes and provided for income taxes of $46.7 million resulting in an effective tax rate of 34.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2016 primarily due to the net impact of foreign operations.
As of June 30, 2017, the amount of unrecognized tax benefits increased by $5.6 million from December 31, 2016. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2015, state and local income tax audits for years through 2011 or non-U.S. income tax audits for years through 2010. We are currently under examination for various years in Austria, Germany, India, Italy, Singapore, the U.S. and Venezuela.

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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$419,439	$182,953	$274,671	$877,063	$—	$877,063
Intersegment sales	8,272	8,873	732	17,877	(17,877)	—
Segment operating income (loss)	9,538	(28,690)	164,153	145,001	(18,858)	126,143

Three Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$503,881	$208,132	$315,380	$1,027,393	$—	$1,027,393
Intersegment sales	9,052	6,899	1,805	17,756	(17,756)	—
Segment operating income (1)	63,574	2,933	48,450	114,957	(21,187)	93,770
_______________________________________
(1) Prior period amounts have been revised to reflect the correction of certain immaterial errors. See Note 2 for more information. Of the $(4.2) million adjustment to consolidated operating income, $(1.7) million related to the EPD segment and $(2.6) million related to the IPD segment.

Six Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$836,509	$352,955	$553,917	$1,743,381	$—	$1,743,381
Intersegment sales	15,864	17,252	1,923	35,039	(35,039)	—
Segment operating income (loss)	55,120	(42,465)	205,623	218,278	(42,327)	175,951

Six Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$967,080	$394,836	$611,698	$1,973,614	$—	$1,973,614
Intersegment sales	18,665	17,646	4,473	40,784	(40,784)	—
Segment operating income (1)	119,384	6,628	86,823	212,835	(48,140)	164,695
_______________________________________
(1) Prior period amounts have been revised to reflect the correction of certain immaterial errors. See Note 2 for more information. Of the $(7.7) million adjustment to consolidated operating income, $(4.2) million related to the EPD segment, $(2.9) million related to the IPD segment, $(0.5) million related to the FCD segment and $(0.2) million related to Eliminations and All Other.

15.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2017 and 2016:

	2017				2016
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - April 1	$(449,823)	$(136,046)	$(1,135)	$(587,004)	$(379,116)	$(117,675)	$(2,815)	$(499,606)
Other comprehensive income (loss) before reclassifications	33,765	(2,661)	(19)	31,085	(29,489)	1,317	65	(28,107)
Amounts reclassified from AOCL	552	1,519	—	2,071	—	1,833	495	2,328
Net current-period other comprehensive income (loss)	34,317	(1,142)	(19)	33,156	(29,489)	3,150	560	(25,779)
Balance - June 30	$(415,506)	$(137,188)	$(1,154)	$(553,848)	$(408,605)	$(114,525)	$(2,255)	$(525,385)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.9 million and $3.5 million at April 1, 2017 and 2016, respectively, and $3.9 million and $3.5 million for June 30, 2017 and 2016, respectively. Includes net investment hedge losses of $12.5 million and gains of $4.4 million, net of deferred taxes, for the three months ended June 30, 2017 and 2016, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2017(1)	2016 (1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Gain on sale of business	$(552)	$—
	Tax benefit	—	—
	Net of tax	$(552)	$—

Cash flow hedging activity
Foreign exchange contracts
	Sales	$—	$(660)
	Tax benefit	—	165
	Net of tax	$—	$(495)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(2,204)	$(2,476)
Prior service costs(2)		(57)	(154)
	Tax benefit	742	797
	Net of tax	$(1,519)	$(1,833)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2017 and 2016:

	2017				2016
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(483,609)	$(136,530)	$(1,238)	$(621,377)	$(411,615)	$(120,461)	$(3,458)	$(535,534)
Other comprehensive income (loss) before reclassifications	67,551	(3,814)	61	63,798	3,010	2,378	594	5,982
Amounts reclassified from AOCL	552	3,156	23	3,731	—	3,558	609	4,167
Net current-period other comprehensive income (loss)	68,103	(658)	84	67,529	3,010	5,936	1,203	10,149
Balance - June 30	$(415,506)	$(137,188)	$(1,154)	$(553,848)	$(408,605)	$(114,525)	$(2,255)	$(525,385)

(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.4 million and $2.7 million at January 1, 2017 and 2016 and $3.9 million and $3.5 million for June 30, 2017 and 2016, respectively. Includes net investment hedge losses of $13.3 million and $8.1 million(2), net of deferred taxes, for the six months ended June 30, 2017 and 2016, respectively. Amounts in parentheses indicate debits.
(2) Previously disclosed as a loss of $3.9 million in 2016. No incremental impact on our consolidated financial condition or result of operations.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2017(1)	2016 (1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business(2)	Gain on sale of business	(552)	—
	Tax benefit	—	—
	Net of tax	$(552)	$—

Cash flow hedging activity
Foreign exchange contracts
	Sales	(30)	(814)
	Tax benefit	7	205
	Net of tax	$(23)	$(609)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(4,601)	$(4,789)
Prior service costs(2)		(115)	(305)
	Tax benefit	1,560	1,536
	Net of tax	$(3,156)	$(3,558)

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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$2,866	$1,321	$1,211	$5,398	$—	$5,398
SG&A	587	97	(778)	(94)	64	(30)
	$3,453	$1,418	$433	$5,304	$64	$5,368
Non-Restructuring Charges
COS	$4,071	$2,377	$2,268	$8,716	$—	$8,716
SG&A	6,710	6,768	2,752	16,230	1,391	17,621
	$10,781	$9,145	$5,020	$24,946	$1,391	$26,337
Total Realignment Charges
COS	$6,937	$3,698	$3,479	$14,114	$—	$14,114
SG&A	7,297	6,865	1,974	16,136	1,455	$17,591
Total	$14,234	$10,563	$5,453	$30,250	$1,455	$31,705

	Three Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$3,335	$2,294	$2,180	$7,809	$—	$7,809
SG&A	6,411	77	177	6,665	32	6,697
	$9,746	$2,371	$2,357	$14,474	$32	$14,506
Non-Restructuring Charges
COS	$1,038	$2,489	$(141)	$3,386	$—	$3,386
SG&A	1,199	(208)	126	1,117	1,129	2,246
	$2,237	$2,281	$(15)	$4,503	$1,129	$5,632
Total Realignment Charges
COS	$4,373	$4,783	$2,039	$11,195	$—	$11,195
SG&A	7,610	(131)	303	7,782	1,161	$8,943
Total	$11,983	$4,652	$2,342	$18,977	$1,161	$20,138

	Six Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$192	$6,093	$1,179	$7,464	$—	$7,464
SG&A	(195)	186	(653)	(662)	75	(587)
	$(3)	$6,279	$526	$6,802	$75	$6,877
Non-Restructuring Charges
COS	$5,172	$3,816	$2,701	$11,689	$—	$11,689
SG&A	7,424	10,374	3,300	21,098	2,555	23,653
	$12,596	$14,190	$6,001	$32,787	$2,555	$35,342
Total Realignment Charges
COS	$5,364	$9,909	$3,880	$19,153	$—	$19,153
SG&A	7,229	10,560	2,647	20,436	2,630	23,066
Total	$12,593	$20,469	$6,527	$39,589	$2,630	$42,219

	Six Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$4,855	$2,110	$2,287	$9,252	$—	$9,252
SG&A	8,818	1,789	336	10,943	32	10,975
	$13,673	$3,899	$2,623	$20,195	$32	$20,227
Non-Restructuring Charges
COS	$1,137	$4,283	$3,719	$9,139	$15	$9,154
SG&A	978	400	1,590	2,968	1,259	4,227
	$2,115	$4,683	$5,309	$12,107	$1,274	$13,381
Total Realignment Charges
COS	$5,992	$6,393	$6,006	$18,391	$15	$18,406
SG&A	9,796	2,189	1,926	13,911	1,291	15,202
Total	$15,788	$8,582	$7,932	$32,302	$1,306	$33,608

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$34,903	$46,740	$15,168	$96,811	$—	$96,811
SG&A	17,623	15,783	8,898	42,304	93	42,397
Income tax expense(2)	9,400	9,300	1,800	20,500	—	20,500
	$61,926	$71,823	$25,866	$159,615	$93	$159,708
Non-Restructuring Charges
COS	$21,332	$17,998	$14,634	$53,964	$8	$53,972
SG&A	17,417	18,584	8,138	44,139	6,987	51,126
	$38,749	$36,582	$22,772	$98,103	$6,995	$105,098
Total Realignment Charges
COS	$56,235	$64,738	$29,802	$150,775	$8	$150,783
SG&A	35,040	34,367	17,036	86,443	7,080	93,523
Income tax expense(2)	9,400	9,300	1,800	20,500	—	20,500
Total	$100,675	$108,405	$48,638	$257,718	$7,088	$264,806
____________________________
(1) Includes $48.3 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
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
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended June 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(462)	$88	$198	$5,574	$5,398
SG&A	(498)	—	(161)	629	(30)
Total	$(960)	$88	$37	$6,203	$5,368

	Three Months Ended June 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$3,311	$—	$1,615	$2,883	$7,809
SG&A	(1,897)	—	2,608	5,986	6,697
Total	$1,414	$—	$4,223	$8,869	$14,506

	Six Months Ended June 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(4,220)	$226	$5,151	$6,307	$7,464
SG&A	(1,817)	—	191	1,039	(587)
Total	$(6,037)	$226	$5,342	$7,346	$6,877

	Six Months Ended June 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$3,372	$—	$2,533	$3,347	$9,252
SG&A	1,856	—	2,644	6,475	10,975
Total	$5,228	$—	$5,177	$9,822	$20,227

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$67,725	$834	$14,068	$14,184	$96,811
SG&A	28,950	43	1,619	11,785	42,397
Income tax expense(2)	—	—	—	20,500	20,500
Total	$96,675	$877	$15,687	$46,469	$159,708
_______________________________
(1) Includes $48.3 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the six months ended June 30, 2017 and 2016:

	2017			2016
(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31	$12,594	$47,733	$60,327	$25,156	$33,147	$58,303
Charges, net of adjustments	(3,422)	4,729	1,307	3,347	6,473	9,820
Cash expenditures	(10,210)	(15,012)	(25,222)	(4,599)	(5,347)	(9,946)
Other non-cash adjustments, including currency	2,986	(405)	2,581	(6,247)	(5,586)	(11,833)
Balance at June 30	$1,948	$37,045	$38,993	$17,657	$28,687	$46,344

17.	Subsequent Events
On July 5, 2017, we signed a sale and purchase agreement to sell our FCD Vogt product line and related assets and liabilities for approximately $28 million. We believe the sale will be completed in the third quarter of 2017 and currently estimate a gain on the sale of approximately $10 million.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is served by our network of 183 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. For example, our segments share leadership for operational support functions, such as research and development, marketing and supply chain.
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
During the first six months of 2017, our financial results continued to be challenged by capital spending declines, primarily in the oil and gas industry, and pricing pressures. Although there has been stability in oil prices over recent quarters, we anticipate that the current environment will persist throughout 2017.

To better align costs and improve long-term efficiency, we initiated Realignment Programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives, transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets. At the completion of the programs, we expect an approximately 20% reduction in our global workforce, relative to early 2015 workforce levels. With an expected near-term investment of approximately $400 million, including projects still under final evaluation, we expect the results of our Realignment Programs will deliver annualized run-rate savings of approximately $230 million. In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.
RESULTS OF OPERATIONS — Three and six months ended June 30, 2017 and 2016
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the second quarter of 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative balances for prior periods through the first quarter of 2017. We have assessed these errors, individually and in the aggregate, and concluded that they are not material to any prior annual or interim period. However, to facilitate comparisons among periods we have revised our previously issued audited consolidated financial information for the fiscal years ended December 31, 2014, 2015 and 2016 and unaudited condensed consolidated financial information for the interim periods of 2016 and the three months ended March 31, 2017. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable.  Prior periods not presented herein will be revised, as applicable, in future filings. Refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report for more information.
As discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report, effective May 2, 2017 we sold our FCD Gestra AG business to a leading provider of steam system solutions. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report. The Realignment Programs will continue throughout 2017 and the total charges for Realignment Programs by segment are detailed below for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$6,937	$3,698	$3,479	$14,114	$—	$14,114
SG&A	7,297	6,865	1,974	16,136	1,455	17,591
Total	$14,234	$10,563	$5,453	$30,250	$1,455	$31,705

	Three Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$4,373	$4,783	$2,039	$11,195	$—	$11,195
SG&A	7,610	(131)	303	7,782	1,161	8,943
Total	$11,983	$4,652	$2,342	$18,977	$1,161	$20,138

The total charges for Realignment Programs by segment are detailed below for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$5,364	$9,909	$3,880	$19,153	$—	$19,153
SG&A	7,229	10,560	2,647	20,436	2,630	23,066
Total	$12,593	$20,469	$6,527	$39,589	$2,630	$42,219

	Six Months Ended June 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$5,992	$6,393	$6,006	$18,391	$15	$18,406
SG&A	9,796	2,189	1,926	13,911	1,291	15,202
Total	$15,788	$8,582	$7,932	$32,302	$1,306	$33,608
We anticipate a total investment in these Realignment Programs of approximately $400 million, including projects still under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $264.8 million and we expect to incur the majority of the remaining charges throughout 2017.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $93 million for the six months ended June 30, 2017, as compared with $43 million in the same period of 2016. Approximately $60 million of those savings are in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect run-rate cost savings of approximately $230 million, of which approximately $215 million would be achieved in 2017. Actual savings could vary from expected savings, which represent management’s best estimate to date.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2017	2016
Bookings	$971.3	$975.4
Sales	877.1	1,027.4

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Bookings	$1,928.1	$1,896.7
Sales	1,743.4	1,973.6

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2017 decreased by $4.1 million, or 0.4%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $11 million. The decrease was driven by decreases in the chemical industry, power generation industry and general industries, partially offset by an increase in the oil and gas industry. The decrease was due to customer aftermarket bookings.

Bookings for the six months ended June 30, 2017 increased by $31.4 million, or 1.7%, as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The increase included negative currency effects of approximately $24 million. The increase was primarily driven by the oil and gas industry, partially offset by decreases in the power generation and general industries. The increase was due to customer original equipment bookings.
Sales for the three months ended June 30, 2017 decreased by $150.3 million, or 14.6%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $11 million. The decrease was primarily due to decreased original equipment sales with decreased sales into every region except for Asia Pacific. Net sales to international customers, including export sales from the U.S., were approximately 63% and 64% of total sales for the three months ended June 30, 2017 and 2016, respectively.
Sales for the six months ended June 30, 2017 decreased by $230.2 million, or 11.7%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $18 million. The decrease was primarily due to decreased original equipment sales with decreased sales into every region. Net sales to international customers, including export sales from the U.S., were approximately 63% of total sales for the six months ended June 30, 2017 and 2016.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,133.5 million at June 30, 2017 increased by $235.8 million, or 12.4%, as compared with December 31, 2016. Currency effects provided an increase of approximately $81 million. Approximately 30% of the backlog at June 30, 2017 was related to aftermarket orders.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Gross profit	$245.0	$320.7
Gross profit margin	27.9%	31.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Gross profit	$513.4	$625.8
Gross profit margin	29.4%	31.7%

Gross profit for the three months ended June 30, 2017 decreased by $75.7 million, or 23.6%, as compared with the same period in 2016. Gross profit margin for the three months ended June 30, 2017 of 27.9% decreased from 31.2% for the same period in 2016. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America, partially offset by a mix shift to higher margin aftermarket sales and increased savings related to our Realignment Programs compared to the same period in 2016. Aftermarket sales increased to approximately 49% of total sales, as compared with approximately 44% of total sales for the same period in 2016.
Gross profit for the six months ended June 30, 2017 decreased by $112.4 million, or 18.0%, as compared with the same period in 2016. Gross profit margin for the six months ended June 30, 2017 of 29.4% decreased from 31.7% for the same period in 2016. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog, and a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America, partially offset by a mix shift to higher margin aftermarket sales and increased savings related to our Realignment Programs compared to the same period in 2016. Aftermarket sales increased to approximately 48% of total sales, as compared with approximately 45% of total sales for the same period in 2016.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
SG&A	$252.8	$228.7
SG&A as a percentage of sales	28.8%	22.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
SG&A	$474.9	$466.3
SG&A as a percentage of sales	27.2%	23.6%

SG&A for the three months ended June 30, 2017 increased by $24.1 million, or 10.5%, as compared with the same period in 2016. Currency effects yielded a decrease of approximately $2 million. SG&A as a percentage of sales for the three months ended June 30, 2017 increased 650 basis points as compared with the same period in 2016 due to a $26.0 million impairment charge related to our manufacturing facility in Brazil, lower sales leverage and increased charges related to our Realignment Programs, partially offset by increased savings related to our Realignment Programs compared to the same period in 2016.
SG&A for the six months ended June 30, 2017 increased by $8.6 million, or 1.8%, as compared with the same period in 2016. Currency effects yielded a decrease of approximately $4 million. SG&A as a percentage of sales for the six months ended June 30, 2017 increased 360 basis points as compared with the same period in 2016 due to a $26.0 million impairment charge related to our manufacturing facility in Brazil, lower sales leverage and increased charges related to our Realignment Programs, partially offset by increased savings related to our Realignment Programs compared to the same period in 2016.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2017	2016
Net earnings from affiliates	$2.7	$1.8

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Net earnings from affiliates	$6.1	$5.1

Net earnings from affiliates for the three months ended June 30, 2017 increased $0.9 million, or 50.0%, as compared with the same period in 2016. The increase was primarily a result of the non-recurrence of 2016 losses related to our former EPD joint venture in Japan.
Net earnings from affiliates for the six months ended June 30, 2017 increased $1.0 million, or 19.6%, as compared with the same period in 2016. The increase was primarily a result of increased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Operating income	$126.1	$93.8
Operating income as a percentage of sales	14.4%	9.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Operating income	$176.0	$164.7
Operating income as a percentage of sales	10.1%	8.3%

Operating income for the three months ended June 30, 2017 increased by $32.3 million, or 34.4%, as compared with the same period in 2016. The increase included negative currency effects of approximately $5 million. The increase was primarily a result of a $131.3 million pre-tax gain from the sale of the Gestra business, partially offset by the $75.7 million decrease in gross profit and the $24.1 million increase in SG&A. The $26.0 million impairment charge related to our manufacturing facility in Brazil and the $16.9 million write-down of inventory related to a loss on a contract in Brazil contributed to the increase in SG&A and the decrease in gross profit, respectively.
Operating income for the six months ended June 30, 2017 increased by $11.3 million, or 6.9%, as compared with the same period in 2016. The increase included negative currency effects of approximately $5 million. The increase was primarily a result of a $131.3 million pre-tax gain from the sale of the Gestra business, partially offset by the $112.4 million decrease in gross profit and a $8.6 million increase in SG&A. The $26.0 million impairment charge related to our manufacturing facility in Brazil and the $16.9 million write-down of inventory related to a loss on a contract in Brazil contributed to the increase in SG&A and the decrease in gross profit, respectively.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2017	2016
Interest expense	$(15.0)	$(15.3)
Interest income	0.6	0.6

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Interest expense	$(29.6)	$(29.8)
Interest income	1.3	1.3

Interest expense for the three and six months ended June 30, 2017 decreased $0.3 million and $0.2 million, respectively as compared with the same periods in 2016. The decreases for the three and six month periods were primarily attributable to decreased commitments and borrowings under Revolving Credit Facility in the first half of 2017, as compared to the same period in 2016.

Other (Expense) Income, Net

	Three Months Ended June 30,
(Amounts in millions)	2017	2016
Other (expense) income, net	$(8.8)	$4.7

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Other expense, net	$(19.9)	$(0.8)

Other expense, net for the three months ended June 30, 2017 increased $13.5 million from income of $4.7 million in 2016, due primarily to a $6.5 million increase in losses arising from transactions on foreign exchange contracts and a $6.3 million increase in losses from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, British pound, Euro and Brazilian real in relation to the U.S. dollar during the three months ended June 30, 2017, as compared with the same period in 2016.
Other expense, net for the six months ended June 30, 2017 increased $19.1 million as compared with the same period in 2016, due primarily to a $12.6 million increase in losses from transactions in currencies other than our sites' functional currencies and a $6.6 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, British pound, Euro and Brazilian real in relation to the U.S. dollar during the six months ended June 30, 2017, as compared with the same period in 2016.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Provision for income taxes	$60.9	$29.5
Effective tax rate	59.1%	35.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Provision for income taxes	$66.2	$46.7
Effective tax rate	51.8%	34.5%

The effective tax rate of 59.1% for the three months ended June 30, 2017 increased from 35.2% for the same period in 2016. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2017 primarily due to the net impact of foreign operations, losses in certain foreign jurisdictions for which no tax benefit was provided and taxes related to the sale of the Gestra business.
The effective tax rate of 51.8% for the six months ended June 30, 2017 increased from 34.5% for the same period in 2016. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2017 primarily due to the net impact of foreign operations, losses in certain foreign jurisdictions for which no tax benefit was provided and taxes related to the sale of the Gestra business.

Other Comprehensive Income (loss)

	Three Months Ended June 30,
(Amounts in millions)	2017	2016
Other comprehensive income (loss)	$33.2	$(25.8)

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Other comprehensive income	$67.5	$10.1

Other comprehensive income for the three months ended June 30, 2017 increased $58.9 million from a loss of $25.8 million in 2016. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the three months ended June 30, 2017, as compared with the same period in 2016.
Other comprehensive income for the six months ended June 30, 2017 increased $57.4 million from $10.1 million in 2016. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the six months ended June 30, 2017, as compared with the same period in 2016.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.

Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical and general industries. EPD operates in 47 countries with 31 manufacturing facilities worldwide, 9 of which are located in Europe, 10 in North America, seven in Asia and five in Latin America, and it operates 123 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$465.1	$465.6
Sales	427.7	512.9
Gross profit	130.6	163.4
Gross profit margin	30.5%	31.9%
Segment operating income	9.5	63.6
Segment operating income as a percentage of sales	2.2%	12.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$925.1	$890.2
Sales	852.4	985.7
Gross profit	267.3	319.2
Gross profit margin	31.4%	32.4%
Segment operating income	55.1	119.4
Segment operating income as a percentage of sales	6.5%	12.1%

Bookings for the three months ended June 30, 2017 decreased by $0.5 million, or 0.1%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $6 million. The decrease in customer bookings was primarily driven by the power generation industry, substantially offset by increases in the the oil and gas, chemical and general industries. Decreased bookings of $30.5 million into the Middle East, $17.5 million into Europe and $9.3 million into North America were substantially offset by increased bookings of $36.0 million into Asia Pacific and $17.0 million into Africa. The decrease was primarily due to decreased aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $3.5 million.
Bookings for the six months ended June 30, 2017 increased by $34.9 million or 3.9%, as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The increase included negative currency effects of approximately $11 million. The increase in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by a decrease in the power generation and general industries. Increased bookings of $100.9 million into Asia Pacific and $13.8 million into Africa were partially offset by decreased bookings of $36.3 million into the Middle East, $30.8 million into Europe and $15.8 million into North America. The increase was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $5.3 million.
Sales for the three months ended June 30, 2017 decreased $85.2 million, or 16.6%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $6 million. The decrease was primarily due to lower customer original equipment sales, resulting from decreased sales of $41.9 million into North America, $20.5 million into Latin America, $18.9 million into the Middle East, $13.5 million into Europe and $4.1 million into Africa, partially offset by increased sales of $16.0 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $0.8 million.
Sales for the six months ended June 30, 2017 decreased $133.3 million, or 13.5%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $8 million. The decrease was primarily due to lower customer original equipment sales, resulting from decreased sales of $75.9 million into North America, $33.1 million into Latin America, $19.3 million into the Middle East, $14.8 million into Europe and and $9.9 million into Africa, partially offset by increased sales of $19.0 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $2.8 million.
Gross profit for the three months ended June 30, 2017 decreased by $32.8 million, or 20.1%, as compared with the same period in 2016. Gross profit margin for the three months ended June 30, 2017 of 30.5% decreased from 31.9% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and increased charges related to our Realignment Programs, partially offset by a mix shift to higher margin aftermarket sales.
Gross profit for the six months ended June 30, 2017 decreased by $51.9 million, or 16.3%, as compared with the same period in 2016. Gross profit margin for the six months ended June 30, 2017 of 31.4% decreased from 32.4% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by a mix shift to higher margin aftermarket sales.
Operating income for the three months ended June 30, 2017 decreased by $54.1 million, or 85.1%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $2 million. The decrease was due to a $32.8 million decrease in gross profit and a $22.0 million increase in SG&A (including a decrease due to currency effects of approximately $1 million). The increase in SG&A is primarily due to a $26.0 million impairment charge related to our manufacturing facility in Brazil, partially offset by increased savings achieved related to our Realignment Programs compared to the same period in 2016.
Operating income for the six months ended June 30, 2017 decreased by $64.3 million, or 53.9%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $3 million. The decrease was due to a $51.9 million decrease in gross profit and a $13.5 million increase in SG&A (including a decrease due to currency effects of approximately $1 million). The increase in SG&A is primarily due to a $26.0 million impairment charge related to our manufacturing facility in Brazil, partially offset by decreased charges and increased savings achieved related to our Realignment Programs compared to the same period in 2016.
Backlog of $1,077.2 million at June 30, 2017 increased by $110.4 million, or 11.4%, as compared with December 31, 2016. Currency effects provided an increase of approximately $46 million. Backlog at June 30, 2017 and December 31, 2016 included $19.1 million and $11.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, power generation and general industries. IPD operates 17 manufacturing facilities, five of which are located in the U.S, eight in Europe and four in Asia and it operates 31 QRCs worldwide, including 20 sites in Europe, six in the U.S., three in Asia and two in Latin America, including those co-located in manufacturing facilities.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$213.3	$212.3
Sales	191.8	215.0
Gross profit	24.0	48.0
Gross profit margin	12.5%	22.3%
Segment operating (loss) income	(28.7)	2.9
Segment operating (loss) income as a percentage of sales	(15.0)%	1.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$420.0	$420.0
Sales	370.2	412.5
Gross profit	58.8	98.0
Gross profit margin	15.9%	23.8%
Segment operating (loss) income	(42.5)	6.6
Segment operating (loss) income as a percentage of sales	(11.5)%	1.6%

Bookings for the three months ended June 30, 2017 increased by $1.0 million, or 0.5%, as compared with the same period in 2016. The increase included negative currency effects of approximately $2 million. The increase in customer bookings was primarily driven by the power generation, general and oil and gas industries, substantially offset by a decrease in the chemical industry. Increased customer bookings of $7.0 million into Europe, $3.6 million into Latin America and $2.7 million into Asia Pacific were substantially offset by decreased customer bookings of $14.3 million into the Middle East and $3.9 million into North America. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $4.5 million.
Bookings for the six months ended June 30, 2017 were flat as compared with the same period in 2016 and included negative currency effects of approximately $5 million. Customer bookings decreases in the chemical industry were substantially offset by increases in the oil and gas, general and power generation industries. Decreased bookings of $18.4 million into the Middle East and $3.9 million into Asia Pacific were substantially offset by increased bookings of $13.2 million into Europe, $6.7 million into North America and $3.3 million into Latin America. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $1.8 million.
Sales for the three months ended June 30, 2017 decreased $23.2 million, or 10.8%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $2 million and was driven by decreased customer original equipment sales. Customer sales decreased into every region except for the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $2.0 million when compared to the same period in 2016.
Sales for the six months ended June 30, 2017 decreased $42.3 million, or 10.3%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $5 million and was driven by decreased customer original equipment sales. Customer sales decreased into every region except for the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) were flat when compared to the same period in 2016.
Gross profit for the three months ended June 30, 2017 decreased by $24.0 million, or 50.0%, as compared with the same period in 2016. Gross profit margin for the three months ended June 30, 2017 of 12.5% decreased from 22.3% for the same period in 2016. The decrease in gross profit margin was primarily attributable to a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America, the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects shipped from backlog.
Gross profit for the six months ended June 30, 2017 decreased by $39.2 million, or 40.0%, as compared with the same period in 2016. Gross profit margin for the six months ended June 30, 2017 of 15.9% decreased from 23.8% for the same period in 2016. The decrease in gross profit margin was primarily attributable to a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America, the negative impact of decreased sales on our absorption of fixed manufacturing costs and increased charges related to our Realignment Programs, partially offset by increased savings related to our Realignment Programs.
Operating loss for the three months ended June 30, 2017 increased by $31.6 million, to a loss of $28.7 million, as compared with income of $2.9 million for the same period in 2016. The increase included negative currency effects of less than one million. The increased loss was primarily due to the $24.0 million decrease in gross profit and a $7.6 million increase in SG&A (including a decrease due to currency effects of approximately $1 million). The increase in SG&A is primarily due to increased charges related to our Realignment Programs.
Operating loss for the six months ended June 30, 2017 increased by $49.1 million, to a loss of $42.5 million, as compared with income of $6.6 million for the same period in 2016. The increase included currency benefits of approximately $1 million. The increased loss was primarily due to the $39.2 million decrease in gross profit and a $9.6 million increase in SG&A (including a decrease due to currency effects of approximately $1 million). The increase in SG&A is primarily due to increased charges related to our Realignment Programs.

Backlog of $438.9 million at June 30, 2017 increased by $65.4 million, or 17.5%, as compared with December 31, 2016. Currency effects provided an increase of approximately $27 million. Backlog at June 30, 2017 and December 31, 2016 included $15.9 million and $14.2 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$316.2	$312.9
Sales	275.4	317.2
Gross profit	87.7	108.3
Gross profit margin	31.8%	34.1%
Segment operating income	164.2	48.4
Segment operating income as a percentage of sales	59.6%	15.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$625.6	$622.6
Sales	555.8	616.2
Gross profit	185.7	206.9
Gross profit margin	33.4%	33.6%
Segment operating income	205.6	86.8
Segment operating income as a percentage of sales	37.0%	14.1%

Bookings for the three months ended June 30, 2017 increased by $3.3 million, or 1.1%, as compared with the same period in 2016. Bookings included negative currency effects of approximately $3 million. Increased customer bookings in the power generation and oil and gas industries were substantially offset by decreases in the general and chemical industries. Increased customer bookings of $22.6 million into Asia Pacific, $16.7 million into the Middle East, $7.0 million into Africa and $4.7 million into North America were substantially offset by decreased customer bookings of $44.4 million into Europe and $7.4 million into Latin America. The increase was more heavily weighted towards customer original equipment bookings.
Bookings for the six months ended June 30, 2017 increased by $3.0 million, or 0.5%, as compared with the same period in 2016. Bookings included negative currency effects of approximately $7 million. Increased customer bookings in the power generation and oil and gas industries were substantially offset by decreases in the general and chemical industries. Decreased customer bookings of $38.7 million into Europe, $18.5 million into Latin America and $3.6 million into North America were substantially offset by increased customer bookings of $38.4 million into Asia Pacific, $11.7 million into the Middle East and $8.8 million into Africa. The increase was more heavily weighted towards aftermarket bookings.
Sales for the three months ended June 30, 2017 decreased $41.8 million, or 13.2%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $3 million and was primarily driven by decreased customer original equipment sales. The decrease was primarily driven by decreased customer sales of $14.8 million into Europe, $11.7 million into the Middle East, $6.1 million into Asia Pacific, $3.9 million into North America and $2.1 million into Latin America.
Sales for the six months ended June 30, 2017 decreased $60.4 million, or 9.8%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $5 million and was primarily driven by decreased customer original equipment sales. The decrease was primarily driven by decreased customer sales of $25.1 million into the Middle East , $13.8 million into Asia Pacific, $11.4 million into Europe and $4.4 million into North America.

Gross profit for the three months ended June 30, 2017 decreased by $20.6 million, or 19.0%, as compared with the same period in 2016. Gross profit margin for the three months ended June 30, 2017 of 31.8% decreased from 34.1% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects shipped from backlog, partially offset by increased savings achieved related to our Realignment Programs compared to the same period in 2016.
Gross profit for the six months ended June 30, 2017 decreased by $21.2 million, or 10.2%, as compared with the same period in 2016. Gross profit margin for the six months ended June 30, 2017 of 33.4% decreased from 33.6% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects shipped from backlog, partially offset by decreased charges and savings achieved related to our Realignment Programs compared to the same period in 2016.
Operating income for the three months ended June 30, 2017 increased by $115.8 million, or 239.3%, as compared with the same period in 2016. The increase included negative currency effects of approximately $3 million. The increase was primarily attributable to the $131.3 million pre-tax gain from the sale of the Gestra business and a decrease in SG&A of $4.9 million (including a decrease due to currency effects of approximately $1 million). These changes were partially offset by the $20.6 million decrease in gross profit. The decrease in SG&A was primarily due to savings achieved related to our Realignment Programs compared to the same period in 2016.
Operating income for the six months ended June 30, 2017 increased by $118.8 million, or 136.9%, as compared with the same period in 2016. The increase included negative currency effects of approximately $2 million. The increase was primarily attributable to the $131.3 million pre-tax gain from the sale of the Gestra business and a decrease in SG&A of $8.3 million (including a decrease due to currency effects of approximately $1 million). These changes were partially offset by the $21.2 million decrease in gross profit. The decrease in SG&A was primarily due to savings achieved related to our Realignment Programs compared to the same period in 2016.
Backlog of $658.8 million at June 30, 2017 increased by $74.3 million, or 12.7%, as compared with December 31, 2016. Currency effects provided an increase of approximately $8 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Net cash flows provided by operating activities	$46.6	$10.7
Net cash flows provided (used) by investing activities	154.8	(40.5)
Net cash flows used by financing activities	(82.5)	(78.8)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2017 was $505.2 million, as compared with $367.2 million at December 31, 2016.
Our cash balance increased by $138.0 million to $505.2 million at June 30, 2017 as compared with December 31, 2016. The cash provided during the first six months of 2017 included $181.8 million in net cash proceeds from the sale of our Gestra business, partially offset by cash used of $49.6 million in dividend payments, $30.0 million of payments on long-term debt, and $29.4 million in capital expenditures. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for more information on the sale of our Gestra business.
For the six months ended June 30, 2017, our cash provided by operating activities was $46.6 million, as compared with $10.7 million for the same period in 2016. Cash flow used by working capital decreased for the six months ended June 30, 2017, due primarily to decreased uses of cash related to accrued liabilities and income taxes payable, inventory and accounts payable and an increased source of cash related to accounts receivable as compared to the same period in 2016.
Decreases in accounts receivable provided $71.1 million of cash flow for the six months ended June 30, 2017, as compared with $42.4 million for the same period in 2016. The decrease in accounts receivable was primarily attributable to lower sales during the period as compared to the same period in 2016. As of June 30, 2017, our days’ sales outstanding ("DSO") was 85 days as compared with 87 days as of June 30, 2016.

Increases in inventory used $17.3 million and $44.2 million of cash flow for the six months ended June 30, 2017 and June 30, 2016, respectively. Inventory turns were 2.7 times at both June 30, 2017 and 2016. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $55.9 million of cash flow for the six months ended June 30, 2017 as compared with $77.1 million for the same period in 2016. Decreases in accrued liabilities and income taxes payable used $9.8 million of cash flow for the six months ended June 30, 2017 as compared with $69.9 million for the same period in 2016.
Cash flows provided by investing activities during the six months ended June 30, 2017 were $154.8 million as compared with a use of $40.5 million for the same period in 2016, primarily due to $181.8 million in net proceeds from the sale of our Gestra business. Capital expenditures during the six months ended June 30, 2017 were $29.4 million, a decrease of $7.5 million as compared with the same period in 2016. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2017, total capital expenditures are expected to be between $80 million and $90 million.
Cash flows used by financing activities during the six months ended June 30, 2017 were $82.5 million as compared with $78.8 million for the same period in 2016. Cash outflows during the six months ended June 30, 2017 resulted primarily from $49.6 million of dividend payments and $30.0 million of payments on long-term debt.
Our Senior Credit Facility matures in October 2020. Approximately 15.4% of our outstanding Term Loan Facility is due to mature in the remainder of 2017 and approximately 30.8% in 2018. As of June 30, 2017, we had available capacity of $710.3 million on our $800.0 million Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During the six months ended June 30, 2017 and 2016 we contributed $6 million and $7 million, respectively, to our U.S. pension plan. At December 31, 2016 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2017, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At June 30, 2017, $474.3 million of our total cash balance of $505.2 million was held by foreign subsidiaries, $351.8 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $351.8 million could be repatriated resulting in a U.S. cash tax liability between $5.0 million and $15.0 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of June 30, 2017, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2016 Annual Report and Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through June 30, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2017, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At June 30, 2017, we had $195.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 2.55%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.0 million for the six months ended June 30, 2017.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $34.3 million and $(29.5) million for the three months June 30, 2017 and 2016 and $68.1 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of June 30, 2017, we had a U.S. dollar equivalent of $234.9 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $393.8 million at December 31, 2016. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(7.1) million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively, and $(18.1) million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively, which are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2017, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2017 would have impacted our net earnings by approximately $17 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Our management, including our current Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2017 because of the material weaknesses in our internal control over financial reporting described in Item 9A. Controls and Procedures in our Form 10-K/A for the fiscal year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
During the quarter ended June 30, 2017 we had no repurchases of common shares. As of June 30, 2017, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2017:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	38	(1)	$48.64	—	$160.7
May 1 - 31	8,371	(2)	49.39	—	160.7
June 1 - 30	22	(1)	47.45	—	160.7
Total	8,431		$49.38	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 6,162 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $49.42, and 2,209 shares purchased at a price of $49.29 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	August 11, 2017	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2017	/s/ John E. Roueche III
John E. Roueche III
Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 18, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2017).

10.1
Fourth Amendment to Credit Agreement, dated June 30, 2017, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and other lenders referred therein (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 7, 2017).

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