Form 10-Q
period 2017-09-30
FLOWSERVE CORP
filed 2017-11-01
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 23, 2017 there were 130,635,017 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2017 and 2016 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2017 and 2016 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2017 and December 31, 2016 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2017 and 2016 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4. Controls and Procedures.	38

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	39
Item 1A. Risk Factors.	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	39
Item 6. Exhibits.	40
SIGNATURES	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2017	2016
Sales	$883,380	$945,939
Cost of sales	(615,848)	(667,960)
Gross profit	267,532	277,979
Selling, general and administrative expense	(206,295)	(281,261)
Gain on sale of businesses	9,864	—
Net earnings from affiliates	2,918	3,394
Operating income	74,019	112
Interest expense	(15,043)	(15,141)
Interest income	1,108	924
Other income, net	8,285	1,899
Earnings (loss) before income taxes	68,369	(12,206)
Provision for income taxes	(19,628)	(2,827)
Net earnings (loss), including noncontrolling interests	48,741	(15,033)
Less: Net earnings attributable to noncontrolling interests	(1,136)	(808)
Net earnings (loss) attributable to Flowserve Corporation	$47,605	$(15,841)
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.36	$(0.12)
Diluted	0.36	(0.12)
Cash dividends declared per share	$0.19	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2017	2016
Net earnings (loss), including noncontrolling interests	$48,741	$(15,033)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(10,501) and $9,285 respectively	17,674	(15,587)
Pension and other postretirement effects, net of taxes of $(333) and $(925), respectively	(444)	3,719
Cash flow hedging activity, net of taxes of $(200) in 2016	12	560
Other comprehensive income (loss)	17,242	(11,308)
Comprehensive income, including noncontrolling interests	65,983	(26,341)
Comprehensive loss attributable to noncontrolling interests	(1,090)	(807)
Comprehensive income (loss) attributable to Flowserve Corporation	$64,893	$(27,148)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2017	2016
Sales	$2,626,762	$2,919,553
Cost of sales	(1,845,796)	(2,015,755)
Gross profit	780,966	903,798
Selling, general and administrative expense	(681,181)	(747,513)
Gain on sale of businesses	141,158	—
Net earnings from affiliates	9,027	8,522
Operating income	249,970	164,807
Interest expense	(44,689)	(44,982)
Interest income	2,373	2,243
Other (expense) income, net	(11,602)	1,070
Earnings before income taxes	196,052	123,138
Provision for income taxes	(85,836)	(49,518)
Net earnings, including noncontrolling interests	110,216	73,620
Less: Net earnings attributable to noncontrolling interests	(1,682)	(1,222)
Net earnings attributable to Flowserve Corporation	$108,534	$72,398
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.83	$0.56
Diluted	0.83	0.55
Cash dividends declared per share	$0.57	$0.57

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2017	2016
Net earnings, including noncontrolling interests	$110,216	$73,620
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(50,964) and $7,492, respectively	85,777	(12,577)
Pension and other postretirement effects, net of taxes of $(996) and $(3,545), respectively	(1,102)	9,655
Cash flow hedging activity, net of taxes of $(34) and $(620), respectively	96	1,763
Other comprehensive income (loss)	84,771	(1,159)
Comprehensive income, including noncontrolling interests	194,987	72,461
Comprehensive income attributable to noncontrolling interests	(2,169)	(1,983)
Comprehensive income attributable to Flowserve Corporation	$192,818	$70,478

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$502,143	$367,162
Accounts receivable, net of allowance for doubtful accounts of $65,106 and $51,920, respectively	851,246	882,638
Inventories, net	951,598	897,690
Prepaid expenses and other	134,023	150,199
Total current assets	2,439,010	2,297,689
Property, plant and equipment, net of accumulated depreciation of $967,458 and $882,151, respectively	673,555	724,805
Goodwill	1,211,544	1,205,054
Deferred taxes	93,638	83,722
Other intangible assets, net	212,425	214,527
Other assets, net	203,968	183,126
Total assets	$4,834,140	$4,708,923

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$360,844	$412,087
Accrued liabilities	706,838	680,986
Debt due within one year	80,635	85,365
Total current liabilities	1,148,317	1,178,438
Long-term debt due after one year	1,506,057	1,485,258
Retirement obligations and other liabilities	412,137	407,839
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	488,249	491,848
Retained earnings	3,634,750	3,598,396
Treasury shares, at cost – 46,503 and 46,980 shares, respectively	(2,061,054)	(2,078,527)
Deferred compensation obligation	6,256	8,507
Accumulated other comprehensive loss	(540,504)	(624,788)
Total Flowserve Corporation shareholders’ equity	1,748,688	1,616,427
Noncontrolling interests	18,941	20,961
Total equity	1,767,629	1,637,388
Total liabilities and equity	$4,834,140	$4,708,923

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2017	2016
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$110,216	$73,620
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	75,177	74,875
Amortization of intangible and other assets	12,767	12,424
(Gain) loss on dispositions of businesses	(141,158)	7,664
Stock-based compensation	20,291	29,966
Latin America accounts receivable reserve	—	73,451
Foreign currency, asset impairment and other non-cash adjustments	24,696	(1,037)
Change in assets and liabilities:
Accounts receivable, net	63,835	69,818
Inventories, net	(20,355)	(31,462)
Prepaid expenses and other	43,546	(58,743)
Other assets, net	(21,090)	(19,512)
Accounts payable	(68,012)	(98,782)
Accrued liabilities and income taxes payable	(6,702)	(82,318)
Retirement obligations and other	(18,720)	7,821
Net deferred taxes	(2,131)	13,155
Net cash flows provided by operating activities	72,360	70,940
Cash flows – Investing activities:
Capital expenditures	(40,620)	(64,475)
Proceeds from disposal of assets	2,977	632
Proceeds from (payments for) dispositions of businesses	208,775	(5,064)
Net cash flows provided (used) by investing activities	171,132	(68,907)
Cash flows – Financing activities:
Payments on long-term debt	(45,000)	(45,000)
Proceeds under other financing arrangements	6,234	24,701
Payments under other financing arrangements	(12,560)	(12,060)
Payments related to tax withholding for stock-based compensation	(6,287)	(10,267)
Payments of dividends	(74,412)	(72,960)
Other	(4,189)	1,325
Net cash flows used by financing activities	(136,214)	(114,261)
Effect of exchange rate changes on cash	27,703	6,654
Net change in cash and cash equivalents	134,981	(105,574)
Cash and cash equivalents at beginning of period	367,162	366,444
Cash and cash equivalents at end of period	$502,143	$260,870

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2017, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K/A for the year ended December 31, 2016 ("2016 Annual Report").
Revision to Previously Reported Financial Information – As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative balances for prior periods through the first quarter of 2017. We assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, to facilitate comparisons among periods we revised our previously issued audited consolidated financial information which is included in our 2016 Annual Report and unaudited condensed consolidated financial information for the interim periods included in our Form 10-Q/A and Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, respectively. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable. See Note 2 for more information.
Brazil Long-Lived Asset Impairment – In the second quarter of 2017, due to continued capital spending declines in the Brazilian oil and gas market and economic and political circumstances, including the indictment of the former president, the decision was made to scale back certain of our operations in Brazil. As a result in the second quarter of 2017, we tested our related long-lived assets, which primarily consist of property, plant and equipment, for recoverability and recorded a $26.0 million impairment charge to selling, general and administrative expense ("SG&A") within our Engineered Product Division ("EPD") segment.
Venezuela – Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the three and nine months ended September 30, 2017 represented less than 0.5% of consolidated sales and its assets at September 30, 2017 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at September 30, 2017. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. In the third quarter of 2016 we recorded a charge of $73.5 million to SG&A to fully reserve for those potentially uncollectible accounts receivable (classified as other assets, net on the condensed consolidated balance sheet) and a charge to cost of sales ("COS") of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments from our Venezuelan customer.
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
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2017, are detailed in Note 1 to our consolidated financial statements included in our 2016 Annual Report.

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
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. We adopted the provisions of ASU 2016-09 as of January 1, 2017 using the modified retrospective approach. The adoption resulted in the recognition of approximately $1 million of tax expense in our provision of income taxes and an approximately $3 million one-time, cumulative adjustment to beginning retained earnings related to the change in our accounting policy for estimated forfeitures and share cancellations. In addition, in our statements of cash flows we reclassified cash outflows for employee taxes paid from operating to financing and elected to reclassify cash impacts due to excess tax deficiencies and benefits from financing to operating, which resulted in a net reclassification of approximately $10 million of cash flows used from operating to financing for the nine months ended September 30, 2016.
Pronouncements Not Yet Implemented
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" which supersedes most of the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when (or as) it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies are permitted to adopt the new standard using one of two transition methods. Under the full retrospective method, the requirements of the new standard are applied to contracts for each prior reporting period presented and the cumulative effect of applying the standard is recognized in the earliest period presented. Under the modified retrospective method, the requirements of the new standard are applied to contracts that are open as of January 1, 2018, the required date of adoption, and the cumulative effect of applying the standard is recognized as an adjustment to beginning retained earnings in that same year. The standard also includes significantly expanded disclosure requirements for revenue. Since 2014, the FASB has issued several updates to Topic 606.
We are currently evaluating the impact of ASU No. 2014-09 and all related ASU's on our consolidated financial condition and results of operations. We plan to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective method for transition, applying the guidance to those contracts which were not completed as of that date. In 2015, we established a cross-functional implementation team consisting of representatives from across all of our reportable segments to begin the process of analyzing the impact of the new standard on our contracts. We have determined the applicability of the key factors of the five step model and developed a framework of accounting policies and practices to meet the requirements of the of the new standard. The results of our evaluation indicate that one of the changes upon adoption may be potentially increased "over-time" ("percentage of completion") revenue recognition. Historically, revenue recognized under the percentage of completion method has been less than 5% to 7% of our consolidated sales. The adoption of the new standard could substantially increase this range depending on the terms and conditions of the contracts in our backlog at January 1, 2018 and future contracts. We also anticipate changes to the consolidated balance sheet related to accounts receivable, inventory, contract assets and contract liabilities. We expect to further our assessment on the financial impact on our consolidated financial condition and results of operations and to align our business processes, systems and controls to support compliance with the standard during the remainder of 2017. We will continue our evaluation of ASU 2014-09 as well as new or emerging interpretations of the standard through the date of adoption.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of ASU No. 2017-04 on our consolidated financial condition and results of operations.
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
On May 10, 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments of the ASU must be applied to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption of the standard is permitted. We are currently evaluating the impact of ASU No. 2017-09 on our consolidated financial condition and results of operations.
On July 13, 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests with a Scope Exception.” The ASU amends guidance in FASB Accounting Standards Codification ("ASC") 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of the ASU re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2017-11 on our consolidated financial condition and results of operations.
On August 28, 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting For Hedging Activities." The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. The effective date is fiscal year 2020, with early adoption permitted. We are currently evaluating the impact of ASU No. 2017-12 on our consolidated financial condition and results of operations.

2.	Revision to Previously Reported Financial Information
As described in Note 1, we revised the annual and quarterly periods prior to June 30, 2017. The following table presents the effect of the prior period revisions on the affected line items of our condensed consolidated statements of income for the three and nine months ended September 30, 2016:

(Amounts in thousands, except per share data)	Three Months Ended September 30, 2016
	As Reported	Adjustments	As Revised
Sales	$943,334	$2,605	$945,939
Cost of sales (1)	(677,891)	9,931	(667,960)
Gross profit	265,443	12,536	277,979
Selling, general and administrative expense (2)	(271,643)	(9,618)	(281,261)
Operating (loss) income	(2,806)	2,918	112
Loss before income taxes	(15,124)	2,918	(12,206)
Provision for income taxes (3)	(4,996)	2,169	(2,827)
Net loss, including noncontrolling interests	(20,120)	5,087	(15,033)
Net loss attributable to Flowserve Corporation	$(20,928)	$5,087	$(15,841)
Net loss per share attributable to Flowserve Corporation common shareholders:
Basic	$(0.16)	$0.04	$(0.12)
Diluted	(0.16)	0.04	(0.12)
______________________________________
(1) The cost of sales adjustments primarily relate to corrections of previously recorded out of period including an aggregate $8.7 million associated with our EPD reporting segment to write down inventory in Brazil.
(2) The selling, general and administrative expense adjustments primarily relate to receivables from our primary Venezuelan customer at one non-U.S. manufacturing site in our EPD segment of $(10.3) million. These receivables should have been included in the charge that we recorded in the third quarter of 2016 to fully reserve all the potentially uncollectible receivables.
(3) The provision for income taxes adjustment primarily relates to the tax effect of the adjustment described in footnote (2) above.

(Amounts in thousands, except per share data)	Nine Months Ended September 30, 2016
	As Reported	Adjustments	As Revised
Sales	$2,916,814	$2,739	$2,919,553
Cost of sales (1)	(2,018,646)	2,891	(2,015,755)
Gross profit	898,168	5,630	903,798
Selling, general and administrative expense (2)	(737,083)	(10,430)	(747,513)
Operating income	169,607	(4,800)	164,807
Other income (expense), net	2,091	(1,021)	1,070
Earnings before income taxes	128,959	(5,821)	123,138
Provision for income taxes (3)	(47,809)	(1,709)	(49,518)
Net earnings, including noncontrolling interests	81,150	(7,530)	73,620
Net earnings attributable to Flowserve Corporation	$79,928	$(7,530)	$72,398
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.61	$(0.05)	$0.56
Diluted	0.61	(0.06)	0.55
___________________________________
(1) The cost of sales adjustments primarily relate to corrections of previously recorded out of period including an aggregate $4.6 million associated with our EPD reporting segment to write down inventory in Brazil.
(2) The selling, general and administrative expense adjustments primarily relate to the matter described in footnote (2) above.
(3) The provision for income taxes adjustments include the impact of recording a valuation allowance of $(5.0) million related to deferred tax assets that subsequently were determined to not be realizable, partially offset by the tax effect of the matter described in footnote (2) above.

The effect of the prior period revisions on the condensed consolidated statement of cash flows for the nine months ended September 30, 2016 related to net earnings, including noncontrolling interests, for the change in net earnings in the table above, offset primarily by impacts to changes in assets and liabilities. The revisions to individual line items were below $3 million except for the classification change within operating activity cash flows of $15.9 million from Latin America inventory write downs to inventories, net and an increase of $10.3 million to Latin America accounts receivables reserve. Additionally, we adopted ASU 2016-09 on January 1, 2017, see Note 1 for further discussion of the impact of that adoption on our statements of cash flows.
The impacts of the revisions have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

3.	Dispositions
On July 6, 2017, we sold our Flow Control Division's ("FCD") Vogt product line and related assets and liabilities to a privately held company for $28.0 million of cash received at closing. The sale resulted in a pre-tax gain of $10.9 million recorded in gain on sale of business in the condensed consolidated statements of income. In 2016, net sales related to the Vogt business totaled approximately $17 million, with earnings before interest and taxes of approximately $4 million.
Effective May 2, 2017, we sold our FCD's Gestra AG ("Gestra") business to a leading provider of steam system solutions for $203.6 million (€178.3 million), which included $180.8 million (€158.3 million) of cash received at closing (net of divested cash and subsequent working capital adjustments). Additionally, we expect to receive $23.6 million (€20.0 million) of cash currently held in escrow before the end of 2017, which we have classified as an other current asset in prepaid expenses and other. The sale resulted in a pre-tax gain of $130.2 million ($79.4 million after-tax) recorded in gain on sale of business in the condensed consolidated statements of income. The sale included Gestra’s manufacturing facility in Germany as well as related operations in the U.S., the United Kingdom ("U.K."), Spain, Poland, Italy, Singapore and Portugal. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).

4.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,634,908 were available for issuance as of September 30, 2017. In 2016 the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). Until the second quarter of 2017, no previous stock options were outstanding. On May 4, 2017, 114,943 stock options were granted with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately three years. No stock options vested during the nine months ended September 30, 2017.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $20.6 million and $15.2 million at September 30, 2017 and December 31, 2016, respectively, which is expected to be recognized over a weighted-average period of approximately one years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2017 and 2016 was $0.2 million and $0.6 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2017 and 2016 was $28.1 million and $38.7 million, respectively.
We recorded stock-based compensation expense of $3.0 million ($4.6 million pre-tax) and $3.9 million ($6.0 million pre-tax) for the three months ended September 30, 2017 and 2016, respectively. We recorded stock-based compensation expense of $13.4 million ($20.3 million pre-tax) and $19.6 million ($30.0 million pre-tax) for the nine months ended September 30, 2017 and 2016, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2017
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2017	1,259,275	$50.77
Granted	697,832	49.81
Vested	(473,426)	59.38
Canceled	(207,618)	48.00
Outstanding as of September 30, 2017	1,276,063	$47.50

Unvested Restricted Shares outstanding as of September 30, 2017, includes approximately 888,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period as compared with the same measures for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2015 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,701,000 shares based on performance targets. As of September 30, 2017, we estimate vesting of approximately 663,000 shares based on expected achievement of performance targets.

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
During the second quarter of 2017, we discontinued our program to designate forward exchange contracts. The discontinuance of this program had no impact on our financial position as of September 30, 2017. Foreign exchange contracts with third parties not designated as hedging instruments had a notional value of $237.6 million and $393.2 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the length of foreign exchange contracts currently in place ranged from 2 days to 20 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2017	2016
Current derivative assets	$2,526	$682
Noncurrent derivative assets	173	—
Current derivative liabilities	1,172	6,878
Noncurrent derivative liabilities	42	355
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Gain (loss) recognized in income	$548	$(774)	$219	$5,587
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other (expense) income, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 6 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the nine months ended September 30, 2017 and 2016.

6.	Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2017	2016
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $5,558 and $5,748	$585,042	$519,902
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,687 and $2,972	297,313	297,028
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $3,386 and $3,848	496,614	496,152
Term Loan Facility, interest rate of 2.58% at September 30, 2017 and 2.25% at December 31, 2016, net of debt issuance costs of $694 and $745	179,306	224,255
Capital lease obligations and other borrowings	28,417	33,286
Debt and capital lease obligations	1,586,692	1,570,623
Less amounts due within one year	80,635	85,365
Total debt due after one year	$1,506,057	$1,485,258
Senior Credit Facility

As discussed in Note 10 to our consolidated financial statements included in our 2016 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. On June 30, 2017, we amended our existing Senior Credit Facility. The amendment, among other changes, includes the following: (i) a decrease of the Revolving Credit Facility commitment from $1.0 billion to $800 million, (ii) an increase of the leverage ratio from 3.50 to 4.00 times debt to total Consolidated EBITDA, through June 30, 2019, with a step-down to 3.75 for any fiscal quarter ending after July 1, 2019, (iii) the addition of a new pricing level on our senior unsecured long-term debt ratings for Ba2/BB, with an increase in interest rate margin for LIBOR loans to 2.00% and for base rate loans to 1.00% and (iv) a revision to the restrictions on the ability to incur debt by decreasing the maximum principal amount of priority debt allowed from 15% to 7.5% of the consolidated tangible assets and a decrease on the maximum amount of receivables that could be securitized from $200 million to $100 million. All other material terms and conditions of the Senior Credit Facility remained unchanged as discussed in Note 10 to our consolidated financial statements included in our 2016 Annual Report.

As of September 30, 2017 and December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $91.8 million and $102.6 million at September 30, 2017 and December 31, 2016, respectively, which reduced our borrowing capacity to $708.2 million and $553.5 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of September 30, 2017.

We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.150% (per annum) during the period ended September 30, 2017. During the nine months ended September 30, 2017, we made scheduled repayments of $45.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

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

Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at September 30, 2017 was $1,400.1 million compared to the carrying value of $1,379.0 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2017 and December 31, 2016.

8.	Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2017	2016
Raw materials	$374,154	$348,012
Work in process	682,522	629,766
Finished goods	208,465	206,086
Less: Progress billings	(233,040)	(216,783)
Less: Excess and obsolete reserve	(80,503)	(69,391)
Inventories, net	$951,598	$897,690
In the second quarter of 2017 we recorded a $16.9 million inventory charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America. This charge was primarily related to our IPD reporting segment and resulted in a decrease to finished goods.

9.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2017	2016
Net earnings (loss) of Flowserve Corporation	$47,605	$(15,841)
Dividends on restricted shares not expected to vest	—	—
Earnings (loss) attributable to common and participating shareholders	$47,605	$(15,841)
Weighted average shares:
Common stock	130,681	130,299
Participating securities	79	—
Denominator for basic earnings per common share	130,760	130,299
Effect of potentially dilutive securities	636	—
Denominator for diluted earnings per common share	131,396	130,299
Earnings (loss) per common share:
Basic	$0.36	$(0.12)
Diluted	0.36	(0.12)

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2017	2016
Net earnings of Flowserve Corporation	$108,534	$72,398
Dividends on restricted shares not expected to vest	—	5
Earnings attributable to common and participating shareholders	$108,534	$72,403
Weighted average shares:
Common stock	130,574	130,087
Participating securities	111	298
Denominator for basic earnings per common share	130,685	130,385
Effect of potentially dilutive securities	653	522
Denominator for diluted earnings per common share	131,338	130,907
Earnings per common share:
Basic	$0.83	$0.56
Diluted	0.83	0.55
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
United Nations Oil-for-Food Program
In mid-2006, the French authorities began an investigation of over 170 French companies, of which one of our French subsidiaries was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary filed a formal response with the French court. In July 2012, the French court ruled against our procedural motions to challenge the constitutionality of the charges and quash the indictment. Hearings occurred on April 1-2, 2015, and the Company presented its defense and closing arguments. On June 18, 2015, the French court issued its ruling dismissing the case against the Company and the other defendants. However, on July 1, 2015, the French prosecutor lodged an appeal and we anticipate that the hearing for the appeal will be held in 2018. We currently do not expect to incur additional case resolution costs of a material amount in this matter. However, if the French authorities ultimately take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse financial impact on our company.
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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2017 and 2016 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Service cost	$5.6	$5.6	$1.7	$1.8	$—	$—
Interest cost	4.3	4.8	2.2	2.9	0.3	0.3
Expected return on plan assets	(6.2)	(6.0)	(2.1)	(2.7)	—	—
Amortization of prior service cost	—	0.2	—	—	—	—
Amortization of unrecognized net loss (gain)	1.5	1.2	0.9	1.3	(0.1)	(0.1)
Net periodic cost recognized	$5.2	$5.8	$2.7	$3.3	$0.2	$0.2
Components of the net periodic cost for retirement and postretirement benefits for the nine months months ended September 30, 2017 and 2016 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2017	2016	2017	2016	2017	2016
Service cost	$16.7	$16.9	$5.1	$5.3	$—	$—
Interest cost	12.7	14.3	6.6	8.8	0.7	0.9
Expected return on plan assets	(18.4)	(18.0)	(6.3)	(8.0)	—	—
Amortization of prior service cost	0.1	0.4	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	4.5	3.7	2.6	3.7	(0.2)	(0.3)
Net periodic cost recognized	$15.6	$17.3	$8.0	$9.8	$0.6	$0.7

12.	Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at anytime without notice. We had no repurchases of shares of our outstanding common stock for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 we had $160.7 million of remaining capacity under our current share repurchase program.

13.	Income Taxes
For the three months ended September 30, 2017, we earned $68.4 million before taxes and provided for income taxes of $19.6 million resulting in an effective tax rate of 28.7%. For the nine months ended September 30, 2017, we earned $196.1 million before taxes and provided for income taxes of $85.8 million resulting in an effective tax rate of 43.8%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2017 primarily due to the net impact of foreign operations, losses in certain foreign jurisdictions for which no tax benefit was provided and taxes related to the sale of the Gestra and Vogt businesses.
For the three months ended September 30, 2016, we incurred a pre-tax loss of $12.2 million and provided for income taxes of $2.8 million resulting in an effective tax rate of negative 23.2%. For the nine months ended September 30, 2016, we earned $123.1 million before taxes and provided for income taxes of $49.5 million resulting in an effective tax rate of 40.2%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2016 primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided.

As of September 30, 2017, the amount of unrecognized tax benefits increased by $3.1 million from December 31, 2016. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2015, state and local income tax audits for years through 2011 or non-U.S. income tax audits for years through 2010. We are currently under examination for various years in Austria, France, Germany, India, Italy, Singapore, the U.S. and Venezuela.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$416,031	$180,347	$287,002	$883,380	$—	$883,380
Intersegment sales	8,157	9,388	686	18,231	(18,231)	—
Segment operating income (loss)	51,782	(3,551)	48,497	96,728	(22,709)	74,019

Three Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$451,354	$196,172	$298,413	$945,939	$—	$945,939
Intersegment sales	7,098	7,126	937	15,161	(15,161)	—
Segment operating (loss) income (1)	(21,982)	(17,062)	53,717	14,673	(14,561)	112
_______________________________________
(1) Prior period amounts have been revised to reflect the correction of certain immaterial errors. See Note 2 for more information. Of the $2.9 million adjustment to consolidated operating (loss) income, $3.2 million related to the EPD segment, $(1.4) million related to the IPD segment, $0.9 million related to the FCD segment and $0.2 million related to Eliminations and All Other.
.

Nine Months Ended September 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,252,541	$533,302	$840,919	$2,626,762	$—	$2,626,762
Intersegment sales	24,022	26,640	2,608	53,270	(53,270)	—
Segment operating income (loss)	106,902	(46,016)	254,120	315,006	(65,036)	249,970

Nine Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,418,434	$591,008	$910,111	$2,919,553	$—	$2,919,553
Intersegment sales	25,763	24,772	5,410	55,945	(55,945)	—
Segment operating income (loss)(1)	97,402	(10,434)	140,541	227,509	(62,702)	164,807
_______________________________________

(1) Prior period amounts have been revised to reflect the correction of certain immaterial errors. See Note 2 for more information. Of the $(4.8) million adjustment to consolidated operating income (loss), $(1.1) million related to the EPD segment, $(4.3) million related to the IPD segment, $0.4 million related to the FCD segment and $0.2 million related to Eliminations and All Other.

15.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2017 and 2016:

	2017				2016
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - July 1	$(415,506)	$(137,188)	$(1,154)	$(553,848)	$(408,605)	$(114,525)	$(2,255)	$(525,385)
Other comprehensive income (loss) before reclassifications	17,674	(2,004)	12	15,682	(15,587)	1,952	39	(13,596)
Amounts reclassified from AOCL	—	1,560	—	1,560	—	1,767	521	2,288
Net current-period other comprehensive income (loss)	17,674	(444)	12	17,242	(15,587)	3,719	560	(11,308)
Balance - September 30	$(397,832)	$(137,632)	$(1,142)	$(536,606)	$(424,192)	$(110,806)	$(1,695)	$(536,693)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.9 million and $3.5 million at July 1, 2017 and 2016, respectively, and $3.9 million and $3.5 million for September 30, 2017 and 2016, respectively. Includes net investment hedge losses of $6.3 million and $2.2 million, net of deferred taxes, for the three months ended September 30, 2017 and 2016, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2017(1)	2016 (1)

Cash flow hedging activity
Foreign exchange contracts
	Sales	$—	$(717)
	Tax benefit	—	196
	Net of tax	$—	$(521)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(2,284)	$(2,395)
Prior service costs(2)		(57)	(153)
	Tax benefit	781	781
	Net of tax	$(1,560)	$(1,767)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2017 and 2016:

	2017				2016
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(483,609)	$(136,530)	$(1,238)	$(621,377)	$(411,615)	$(120,461)	$(3,458)	$(535,534)
Other comprehensive income (loss) before reclassifications	85,225	(5,818)	73	79,480	(12,577)	4,330	633	(7,614)
Amounts reclassified from AOCL	552	4,716	23	5,291	—	5,325	1,130	6,455
Net current-period other comprehensive income (loss)	85,777	(1,102)	96	84,771	(12,577)	9,655	1,763	(1,159)
Balance - September 30	$(397,832)	$(137,632)	$(1,142)	$(536,606)	$(424,192)	$(110,806)	$(1,695)	$(536,693)

(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.4 million and $2.7 million at January 1, 2017 and 2016 and $3.9 million and $3.5 million for September 30, 2017 and 2016, respectively. Includes net investment hedge losses of $19.6 million and $10.3 million,(2) net of deferred taxes, for the nine months ended September 30, 2017 and 2016, respectively. Amounts in parentheses indicate debits.
(2) Previously disclosed as a loss of $6.1 million in 2016. No incremental impact on our consolidated financial condition or result of operations.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2017(1)	2016 (1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business(2)	Gain on sale of business	$(552)	$—
	Tax benefit	—	—
	Net of tax	$(552)	$—

Cash flow hedging activity
Foreign exchange contracts
	Sales	$(30)	$(1,531)
	Tax benefit	7	401
	Net of tax	$(23)	$(1,130)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(6,885)	$(7,184)
Prior service costs(2)		(172)	(458)
	Tax benefit	2,341	2,317
	Net of tax	$(4,716)	$(5,325)

(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.

16.	Realignment Programs
In the first quarter of 2015, we initiated a realignment program ("R1 Realignment Program") to reduce and optimize certain non-strategic QRCs and manufacturing facilities. In the second quarter of 2015, we initiated a second realignment program ("R2 Realignment Program") to better align costs and improve long-term efficiency, including further manufacturing optimization through the consolidation of facilities, a reduction in our workforce, the transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets.
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $360 million, including projects in process or under final evaluation. We anticipate to incur the remaining charges throughout the remainder of 2017 and into 2018.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended September 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$5,252	$19	$5,396	$10,667	$—	$10,667
SG&A	831	28	364	1,223	(8)	1,215
Income tax expense	1,000	—	—	1,000	—	1,000
	$7,083	$47	$5,760	$12,890	$(8)	$12,882
Non-Restructuring Charges
COS	$1,793	$2,002	$(242)	$3,553	$—	$3,553
SG&A	(113)	(407)	658	138	1,218	1,356
	$1,680	$1,595	$416	$3,691	$1,218	$4,909
Total Realignment Charges
COS	$7,045	$2,021	$5,154	$14,220	$—	$14,220
SG&A	718	(379)	1,022	1,361	1,210	$2,571
Income tax expense	1,000	—	—	1,000	—	$1,000
Total	$8,763	$1,642	$6,176	$16,581	$1,210	$17,791

	Three Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$5,711	$15,599	$796	$22,106	$—	$22,106
SG&A	393	3,928	20	4,341	(32)	4,309
Income tax expense	2,000	2,800	600	5,400	—	5,400
	$8,104	$22,327	$1,416	$31,847	$(32)	$31,815
Non-Restructuring Charges
COS	$2,707	$445	$(749)	$2,403	$(6)	$2,397
SG&A	1,010	(344)	623	1,289	1,385	2,674
	$3,717	$101	$(126)	$3,692	$1,379	$5,071
Total Realignment Charges
COS	$8,418	$16,044	$47	$24,509	$(6)	$24,503
SG&A	1,403	3,584	643	5,630	1,353	$6,983
Income tax expense	2,000	2,800	600	5,400	—	$5,400
Total	$11,821	$22,428	$1,290	$35,539	$1,347	$36,886

	Nine Months Ended September 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$5,444	$6,111	$6,575	$18,130	$—	$18,130
SG&A	637	213	(289)	561	67	628
Income tax expense	1,000	—	—	1,000	—	1,000
	$7,081	$6,324	$6,286	$19,691	$67	$19,758
Non-Restructuring Charges
COS	$6,965	$5,818	$2,459	$15,242	$—	$15,242
SG&A	7,311	9,968	3,957	21,236	3,772	25,008
	$14,276	$15,786	$6,416	$36,478	$3,772	$40,250
Total Realignment Charges
COS	$12,409	$11,929	$9,034	$33,372	$—	$33,372
SG&A	7,948	10,181	3,668	21,797	3,839	25,636
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$21,357	$22,110	$12,702	$56,169	$3,839	$60,008

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$10,566	$17,709	$3,083	$31,358	$—	$31,358
SG&A	9,211	5,717	356	15,284	—	15,284
Income tax expense	2,000	2,800	600	5,400	—	5,400
	$21,777	$26,226	$4,039	$52,042	$—	$52,042
Non-Restructuring Charges
COS	$3,844	$4,729	$2,970	$11,543	$8	$11,551
SG&A	1,989	56	2,212	4,257	2,644	6,901
	$5,833	$4,785	$5,182	$15,800	$2,652	$18,452
Total Realignment Charges
COS	$14,410	$22,438	$6,053	$42,901	$8	$42,909
SG&A	11,200	5,773	2,568	19,541	2,644	22,185
Income tax expense	2,000	2,800	600	5,400	—	5,400
Total	$27,610	$31,011	$9,221	$67,842	$2,652	$70,494

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$40,155	$46,759	$20,564	$107,478	$—	$107,478
SG&A	18,454	15,811	9,262	43,527	85	43,612
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
	$69,009	$71,870	$31,626	$172,505	$85	$172,590
Non-Restructuring Charges
COS	$23,125	$20,000	$14,392	$57,517	$8	$57,525
SG&A	17,304	18,177	8,796	44,277	8,205	52,482
	$40,429	$38,177	$23,188	$101,794	$8,213	$110,007
Total Realignment Charges
COS	$63,280	$66,759	$34,956	$164,995	$8	$165,003
SG&A	35,758	33,988	18,058	87,804	8,290	96,094
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
Total	$109,438	$110,047	$54,814	$274,299	$8,298	$282,597
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

The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended September 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$9,197	$—	$59	$1,411	$10,667
SG&A	440	—	52	723	1,215
Income tax expense	—	—	—	1,000	1,000
Total	$9,637	$—	$111	$3,134	$12,882

	Three Months Ended September 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$19,674	$—	$1,309	$1,123	$22,106
SG&A	2,948	—	66	1,295	4,309
Income tax expense	—	—	—	5,400	5,400
Total	$22,622	$—	$1,375	$7,818	$31,815

	Nine Months Ended September 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$4,978	$226	$5,210	$7,716	$18,130
SG&A	(1,377)	—	242	1,763	628
Income tax expense	—	—	—	1,000	1,000
Total	$3,601	$226	$5,452	$10,479	$19,758

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$22,975	$—	$3,853	$4,530	$31,358
SG&A	5,036	—	103	10,145	15,284
Income tax expense	—	—	—	5,400	5,400
Total	$28,011	$—	$3,956	$20,075	$52,042

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$76,922	$834	$14,127	$15,595	$107,478
SG&A	29,390	43	1,671	12,508	43,612
Income tax expense(2)	—	—	—	21,500	21,500
Total	$106,312	$877	$15,798	$49,603	$172,590
_______________________________
(1) Includes $48.2 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the nine months ended September 30, 2017 and 2016:

	2017			2016
(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31	$12,594	$47,733	$60,327	$25,156	$33,147	$58,303
Charges, net of adjustments	(3,425)	16,501	13,076	7,919	28,316	36,235
Cash expenditures	(10,542)	(15,946)	(26,488)	(5,131)	(22,886)	(28,017)
Other non-cash adjustments, including currency	3,378	(7,940)	(4,562)	(7,695)	(864)	(8,559)
Balance at September 30	$2,005	$40,348	$42,353	$20,249	$37,713	$57,962

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
During the first nine months of 2017, our financial results continued to be challenged by capital spending declines, primarily in the oil and gas industry and pricing pressures. Although there has been stability in oil prices over recent quarters, we anticipate that the current environment will persist throughout 2017.
To better align costs and improve long-term efficiency, we initiated Realignment Programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives, transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets. At the completion of the programs, we expect an approximately 20% reduction in our global workforce, relative to early 2015 workforce levels. With an expected near-term investment of approximately $360 million, including projects in process or under final evaluation, we expect the results of our Realignment Programs will deliver annualized run-rate savings of approximately $230 million. In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2017 and 2016
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales and selling, general and administrative balances for prior periods through the first quarter of 2017. We assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, to facilitate comparisons among periods we revised our previously issued audited consolidated financial information which is included in our 2016 Annual Report and unaudited condensed consolidated financial information for the interim periods included in our Form 10-Q/A and Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, respectively. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable. Refer to Note 2 to our condensed consolidated financial statements included in this Quarterly Report for more information.
As discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report, effective July 6, 2017, we sold our Flow Control Division's ("FCD") Vogt product line and related assets and liabilities to a privately held company. In 2016, net sales related to the Vogt business totaled approximately $17 million, with earnings before interest and taxes of approximately $4 million.
As discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report, effective May 2, 2017 we sold our FCD Gestra AG business to a leading provider of steam system solutions. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report. The Realignment Programs will continue throughout 2017 and the total charges for Realignment Programs by segment are detailed below for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,045	$2,021	$5,154	$14,220	$—	$14,220
SG&A	718	(379)	1,022	1,361	1,210	2,571
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$8,763	$1,642	$6,176	$16,581	$1,210	$17,791

	Three Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$8,418	$16,044	$47	$24,509	$(6)	$24,503
SG&A	1,403	3,584	643	5,630	1,353	6,983
Income tax expense	2,000	2,800	600	5,400	—	5,400
Total	$11,821	$22,428	$1,290	$35,539	$1,347	$36,886

The total charges for Realignment Programs by segment are detailed below for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$12,409	$11,929	$9,034	$33,372	$—	$33,372
SG&A	7,948	10,181	3,668	21,797	3,839	25,636
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$21,357	$22,110	$12,702	$56,169	$3,839	$60,008

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$14,410	$22,438	$6,053	$42,901	$8	$42,909
SG&A	11,200	5,773	2,568	19,541	2,644	22,185
Income tax expense	2,000	2,800	600	5,400	—	5,400
Total	$27,610	$31,011	$9,221	$67,842	$2,652	$70,494
We anticipate a total investment in these Realignment Programs of approximately $360 million, including projects in process or under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $282.6 million and we expect to incur the remaining charges throughout the remainder of 2017 and into 2018.

Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $150 million for the nine months ended September 30, 2017, as compared with $80 million in the same period of 2016. Approximately $95 million of those savings are in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect run-rate cost savings of approximately $230 million, of which approximately $214 million would be achieved in 2017. Actual savings could vary from expected savings, which represent management’s best estimate to date.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2017	2016
Bookings	$892.9	$959.5
Sales	883.4	945.9

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Bookings	$2,820.1	$2,855.0
Sales	2,626.8	2,919.6

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2017 decreased by $66.6 million, or 6.9%, as compared with the same period in 2016. The decrease included currency benefits of approximately $16 million. The decrease was driven by decreases in the oil and gas, chemical, general and power generation industries. The decrease was due to original equipment bookings.
Bookings for the nine months ended September 30, 2017 decreased by $34.9 million, or 1.2%, as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The decrease included negative currency effects of approximately $7 million. The decrease was primarily driven by the general, power generation and chemical industries, partially offset by an increase in the oil and gas industry. The decrease was more heavily weighted towards customer original equipment bookings.
Sales for the three months ended September 30, 2017 decreased by $62.5 million, or 6.6%, as compared with the same period in 2016. The decrease included currency benefits of approximately $15 million. The decrease was due to decreased original equipment sales with decreased sales into every region except for the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 66% and 62% of total sales for the three months ended September 30, 2017 and 2016, respectively.
Sales for the nine months ended September 30, 2017 decreased by $292.8 million, or 10.0%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $5 million. The decrease was primarily due to decreased original equipment sales with decreased sales into every region. Net sales to international customers, including export sales from the U.S., were approximately 64% and 63% of total sales for the nine months ended September 30, 2017 and 2016.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,135.2 million at September 30, 2017 increased by $237.5 million, or 12.5%, as compared with December 31, 2016. Currency effects provided an increase of approximately $106 million. Approximately 31% of the backlog at September 30, 2017 was related to aftermarket orders.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Gross profit	$267.5	$278.0
Gross profit margin	30.3%	29.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Gross profit	$781.0	$903.8
Gross profit margin	29.7%	31.0%

Gross profit for the three months ended September 30, 2017 decreased by $10.5 million, or 3.8%, as compared with the same period in 2016. Gross profit margin for the three months ended September 30, 2017 of 30.3% increased from 29.4% for the same period in 2016. The increase in gross profit margin was primarily attributed to a $6.3 million charge to write down inventory in Brazil in the third quarter of 2016 that did not recur, lower charges and increased savings related to our Realignment Programs and a mix shift to higher margin aftermarket sales, partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs, increased accrued broad-based annual incentive compensation and lower margin projects that shipped from backlog. Aftermarket sales increased to approximately 50% of total sales, as compared with approximately 44% of total sales for the same period in 2016.
Gross profit for the nine months ended September 30, 2017 decreased by $122.8 million, or 13.6%, as compared with the same period in 2016. Gross profit margin for the nine months ended September 30, 2017 of 29.7% decreased from 31.0% for the same period in 2016. The decrease in gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America, partially offset by $10.9 million of charges to write down inventory in Brazil in 2016 that did not recur, a mix shift to higher margin aftermarket sales and lower charges and increased savings related to our Realignment Programs compared to the same period in 2016. Aftermarket sales increased to approximately 49% of total sales, as compared with approximately 44% of total sales for the same period in 2016.

Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
SG&A	$206.3	$281.3
SG&A as a percentage of sales	23.4%	29.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
SG&A	$681.2	$747.5
SG&A as a percentage of sales	25.9%	25.6%

SG&A for the three months ended September 30, 2017 decreased by $75.0 million, or 26.7%, as compared with the same period in 2016. Currency effects yielded an increase of approximately $3 million. SG&A as a percentage of sales for the three months ended September 30, 2017 decreased 630 basis points as compared with the same period in 2016 due to the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 that did not recur and increased savings related to our Realignment Programs compared to the same period in 2016, partially offset by increased accrued broad-based annual incentive compensation and lower sales leverage.
SG&A for the nine months ended September 30, 2017 decreased by $66.3 million, or 8.9%, as compared with the same period in 2016. Currency effects yielded a decrease of approximately $1 million. SG&A as a percentage of sales for the nine months ended September 30, 2017 increased 30 basis points as compared with the same period in 2016 due to a $26.0 million impairment charge related to our manufacturing facility in Brazil and lower sales leverage, substantially offset by the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 that did not recur and increased savings related to our Realignment Programs compared to the same period in 2016.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2017	2016
Net earnings from affiliates	$2.9	$3.4

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Net earnings from affiliates	$9.0	$8.5

Net earnings from affiliates for the three months ended September 30, 2017 decreased $0.5 million, or 14.7%, as compared with the same period in 2016.
Net earnings from affiliates for the nine months ended September 30, 2017 increased $0.5 million, or 5.9%, as compared with the same period in 2016.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Operating income	$74.0	$0.1
Operating income as a percentage of sales	8.4%	—%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Operating income	$250.0	$164.8
Operating income as a percentage of sales	9.5%	5.6%

Operating income for the three months ended September 30, 2017 increased by $73.9 million as compared with the same period in 2016. The increase included currency benefits of approximately $1 million. The increase was primarily a result of the $75.0 million decrease in SG&A and the $10.9 million pre-tax gain on the sale of the Vogt business, partially offset by the $10.5 million decrease in gross profit.
Operating income for the nine months ended September 30, 2017 increased by $85.2 million, or 51.7%, as compared with the same period in 2016. The increase included negative currency effects of approximately $6 million. The increase was primarily a result of a $141.2 million pre-tax gain from the sale of the Gestra and Vogt businesses and the $66.3 million decrease in SG&A, partially offset by the $122.8 million decrease in gross profit.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2017	2016
Interest expense	$(15.0)	$(15.1)
Interest income	1.1	0.9

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Interest expense	$(44.7)	$(45.0)
Interest income	2.4	2.2

Interest expense for the three and nine months ended September 30, 2017 decreased $0.1 million and $0.3 million, respectively as compared with the same periods in 2016. The decreases for the three and nine month periods were primarily attributable to decreased commitments and borrowings under Revolving Credit Facility in 2017, as compared to the same periods in 2016.

Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2017	2016
Other income, net	$8.3	$1.9

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Other (expense) income, net	$(11.6)	$1.1

Other income, net for the three months ended September 30, 2017 increased $6.4 million due primarily to a $1.3 million increase in gains arising from transactions on foreign exchange contracts and a $5.8 million increase in gains from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Mexican peso, British pound and Brazilian real in relation to the U.S. dollar during the three months ended September 30, 2017, as compared with the same period in 2016.
Other expense, net for the nine months ended September 30, 2017 increased $12.7 million from an income of $1.1 million in 2016, due primarily to a $6.8 million increase in losses from transactions in currencies other than our sites' functional currencies and a $5.4 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Brazilian real, Euro and British pound in relation to the U.S. dollar during the nine months ended September 30, 2017, as compared with the same period in 2016.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Provision for income taxes	$19.6	$2.8
Effective tax rate	28.7%	(23.2)%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Provision for income taxes	$85.8	$49.5
Effective tax rate	43.8%	40.2%

The effective tax rate of 28.7% for the three months ended September 30, 2017 increased from (23.2)% for the same period in 2016. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2017 primarily due to the net impact of foreign operations, losses in certain foreign jurisdictions for which no tax benefit was provided and taxes related to the sale of the Vogt business.
The effective tax rate of 43.8% for the nine months ended September 30, 2017 increased from 40.2% for the same period in 2016. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2017 primarily due to the net impact of foreign operations, losses in certain foreign jurisdictions for which no tax benefit was provided and taxes related to the sale of the Gestra and Vogt businesses.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2017	2016
Other comprehensive income (loss)	$17.2	$(11.3)

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Other comprehensive income (loss)	$84.8	$(1.2)

Other comprehensive income for the three months ended September 30, 2017 increased $28.6 million from a loss of $11.3 million in 2016. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Argentine peso versus the U.S. dollar during the three months ended September 30, 2017, as compared with the same period in 2016.
Other comprehensive income for the nine months ended September 30, 2017 increased $85.9 million from a loss of $1.2 million in 2016. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the nine months ended September 30, 2017, as compared with the same period in 2016.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical and general industries. EPD operates in 47 countries with 30 manufacturing facilities worldwide, nine of which are located in Europe, nine in North America, seven in Asia and five in Latin America, and it operates 123 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$432.5	$497.5
Sales	424.2	458.5
Gross profit	136.5	140.2
Gross profit margin	32.2%	30.6%
Segment operating income (loss)	51.8	(22.0)
Segment operating income (loss) as a percentage of sales	12.2%	(4.8)%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$1,357.2	$1,387.5
Sales	1,276.6	1,444.2
Gross profit	403.8	459.5
Gross profit margin	31.6%	31.8%
Segment operating income	106.9	97.4
Segment operating income as a percentage of sales	8.4%	6.7%

Bookings for the three months ended September 30, 2017 decreased by $65.0 million, or 13.1%, as compared with the same period in 2016. The decrease included currency benefits of approximately $7 million. The decrease in customer bookings was primarily driven by the oil and gas, general and chemical industries. Decreased customer bookings of $31.2 million into Europe, $24.8 million into the Middle East, $23.1 million into Latin America and $16.6 million into North America were partially offset by increased customer bookings of $29.9 million into Africa. The decrease was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) were flat when compared to the same period in 2016.
Bookings for the nine months ended September 30, 2017 decreased by $30.3 million or 2.2%, as compared with the same period in 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The decrease included negative currency effects of approximately $4 million. The decrease in customer bookings was primarily driven by the power generation and general industries, partially offset by an increase in the oil and gas and chemical industries. Decreased customer bookings of $62.0 million into Europe, $61.0 million into the Middle East, $32.5 million into North America and $26.0 million into Latin America, were partially offset by increased customer bookings of $89.3 million into Asia Pacific and $43.7 million into Africa. The decrease was driven by customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $5.0 million.
Sales for the three months ended September 30, 2017 decreased $34.3 million, or 7.5%, as compared with the same period in 2016. The decrease included currency benefits of approximately $5 million. The decrease was driven by customer original equipment sales, resulting from decreased sales of $32.5 million into North America and $4.4 million into Latin America, partially offset by increased sales of $5.2 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.1 million.
Sales for the nine months ended September 30, 2017 decreased $167.6 million, or 11.6%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $5 million. The decrease was more heavily weighted towards customer original equipment sales, resulting from decreased sales of $108.3 million into North America, $37.5 million into Latin America, $14.8 million into Europe, $14.1 million into the Middle East and $11.5 million into Africa, partially offset by increased sales of $20.1 million into Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.7 million.
Gross profit for the three months ended September 30, 2017 decreased by $3.7 million, or 2.6%, as compared with the same period in 2016. Gross profit margin for the three months ended September 30, 2017 of 32.2% increased from 30.6% for the same period in 2016. The increase in gross profit margin was primarily attributable to increased savings related to our Realignment Programs, a mix shift to higher margin aftermarket sales and a $6.3 million charge to write down inventory in Brazil in the third quarter of 2016 that did not recur, partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog.
Gross profit for the nine months ended September 30, 2017 decreased by $55.7 million, or 12.1%, as compared with the same period in 2016. Gross profit margin for the nine months ended September 30, 2017 of 31.6% decreased from 31.8% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, substantially offset by increased savings related to our Realignment Programs, a mix shift to higher margin aftermarket sales and $10.9 million of charges to write down inventory in Brazil in 2016 that did not recur.
Operating income for the three months ended September 30, 2017 increased by $73.8 million, or 335.5%, as compared with the same period in 2016. The increase included currency benefits of approximately $1 million. The increase was due to a $77.9 million decrease in SG&A (including a increase due to currency effects of approximately $1 million), partially offset by the $3.7 million decrease in gross profit. The decrease in SG&A is primarily due to EPD's $71.2 million portion of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 that did not recur.
Operating income for the nine months ended September 30, 2017 increased by $9.5 million, or 9.8%, as compared with the same period in 2016. The increase included negative currency effects of approximately $2 million. The increase was due to a $64.5 million decrease in SG&A (including a decrease due to currency effects of approximately $1 million), partially offset by the $55.7 million decrease in gross profit. The decrease in SG&A is primarily due to EPD's $71.2 million portion of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 that did not recur and decreased charges and increased savings related to our Realignment Programs, partially offset by a $26.0 million impairment charge in the second quarter of 2017 related to our manufacturing facility in Brazil.
Backlog of $1,079.7 million at September 30, 2017 increased by $112.9 million, or 11.7%, as compared with December 31, 2016. Currency effects provided an increase of approximately $54 million. Backlog at September 30, 2017 and December 31, 2016 included $19.7 million and $11.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, power generation and general industries. IPD operates 17 manufacturing facilities, five of which are located in the U.S, eight in Europe and four in Asia and it operates 30 QRCs worldwide, including 19 sites in Europe, six in the U.S., three in Asia and two in Latin America, including those co-located in manufacturing facilities.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$196.9	$189.6
Sales	189.7	203.3
Gross profit	39.3	30.5
Gross profit margin	20.7%	15.0%
Segment operating loss	(3.6)	(17.1)
Segment operating loss as a percentage of sales	(1.9)%	(8.4)%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$616.6	$609.5
Sales	559.9	615.8
Gross profit	98.1	128.5
Gross profit margin	17.5%	20.9%
Segment operating loss	(46.0)	(10.4)
Segment operating loss as a percentage of sales	(8.2)%	(1.7)%

Bookings for the three months ended September 30, 2017 increased by $7.3 million, or 3.9%, as compared with the same period in 2016. The increase included currency benefits of approximately $4 million. The increase in customer bookings was primarily driven by the oil and gas and water industries, partially offset by a decrease in the general industries. Increased customer bookings of $8.9 million into Africa and $1.4 million into Latin America were partially offset by decreased customer bookings of $3.3 million into the Middle East and $1.1 million into Asia Pacific. The increase was more heavily weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $1.5 million.
Bookings for the nine months ended September 30, 2017 increased by $7.1 million, or 1.2%, as compared with the same period in 2016 and included negative currency effects of approximately $1 million. Customer bookings increases in the oil and gas and general industries were partially offset by decreases in the chemical and water industries. Increased customer bookings of $13.4 million into Europe, $7.6 million into Africa and $4.6 million into Latin America were partially offset by decreased customer bookings of $21.7 million into the Middle East and $4.9 million into Asia Pacific. The increase was due to customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $3.3 million.
Sales for the three months ended September 30, 2017 decreased $13.6 million, or 6.7%, as compared with the same period in 2016. The decrease included currency benefits of approximately $4 million and was driven by decreased customer original equipment sales. The decrease resulted from decreased sales of $13.0 million into Asia Pacific, $8.7 million into North America and $4.3 million into Africa, partially offset by increased sales of $5.9 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $2.3 million when compared to the same period in 2016.
Sales for the nine months ended September 30, 2017 decreased $55.9 million, or 9.1%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $1 million and was driven by decreased customer original equipment sales. The decrease resulted from decreased sales of $30.5 million into North America, $22.0 million into Asia Pacific and $7.3 million into Africa, partially offset by increased sales of $2.6 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.9 million when compared to the same period in 2016.
Gross profit for the three months ended September 30, 2017 increased by $8.8 million, or 28.9%, as compared with the same period in 2016. Gross profit margin for the three months ended September 30, 2017 of 20.7% increased from 15.0% for the same period in 2016. The increase in gross profit margin was primarily attributable to lower charges and increased savings related to our Realignment Programs, partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs.
Gross profit for the nine months ended September 30, 2017 decreased by $30.4 million, or 23.7%, as compared with the same period in 2016. Gross profit margin for the nine months ended September 30, 2017 of 17.5% decreased from 20.9% for the same period in 2016. The decrease in gross profit margin was primarily attributable to a $16.9 million charge in the second quarter of 2017 for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by lower charges and increased savings related to our Realignment Programs.
Operating loss for the three months ended September 30, 2017 decreased by $13.5 million, or 78.9%, as compared with the same period in 2016. The decrease included negative currency effects of approximately $1 million. The decreased loss was primarily due to the $8.8 million increase in gross profit and a $4.7 million decrease in SG&A (including a increase due to currency effects of approximately $1 million). The decrease in SG&A is primarily due to decreased charges and increased savings related to our Realignment Programs.
Operating loss for the nine months ended September 30, 2017 increased by $35.6 million, or 342.3%, as compared with the same period in 2016. The increase included negative currency effects of less than one million. The increased loss was primarily due to the $30.4 million decrease in gross profit and a $4.9 million increase in SG&A (including a decrease due to currency effects of less than one million). The increase in SG&A is primarily due to increased charges related to our Realignment Programs which were partially offset by an increase in related savings.
Backlog of $437.0 million at September 30, 2017 increased by $63.5 million, or 17.0%, as compared with December 31, 2016. Currency effects provided an increase of approximately $36 million. Backlog at September 30, 2017 and December 31, 2016 included $17.7 million and $14.2 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 50 manufacturing facilities and QRCs in 25 countries around the world, with five of its 22 manufacturing operations located in the U.S., nine located in Europe, seven located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$285.9	$291.9
Sales	287.7	299.3
Gross profit	91.7	108.0
Gross profit margin	31.9%	36.1%
Segment operating income	48.5	53.7
Segment operating income as a percentage of sales	16.9%	17.9%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2017	2016
Bookings	$911.2	$913.8
Sales	843.5	915.5
Gross profit	277.4	315.0
Gross profit margin	32.9%	34.4%
Segment operating income	254.1	140.5
Segment operating income as a percentage of sales	30.1%	15.3%

Bookings for the three months ended September 30, 2017 decreased by $6.0 million, or 2.1%, as compared with the same period in 2016. Bookings included currency benefits of approximately $5 million. Decreased customer bookings in the chemical and power generation industries were partially offset by increases in the general and oil and gas industries. Decreased customer bookings of $19.6 million into Europe and $2.4 million into Latin America were partially offset by increased customer bookings of $15.5 million into North America. The decrease was driven by customer original equipment bookings.
Bookings for the nine months ended September 30, 2017 decreased by $2.6 million, or 0.3%, as compared with the same period in 2016. Bookings included negative currency effects of approximately $2 million. Decreased customer bookings in the general and chemical industries were substantially offset by increases in the power generation and oil and gas industries. Decreased customer bookings of $58.2 million into Europe and $20.9 million into Latin America were substantially offset by increased customer bookings of $39.4 million into Asia Pacific, $13.3 million into the Middle East, $11.9 million into North America and $9.0 million into Africa. The decrease was driven by customer original equipment bookings.
Sales for the three months ended September 30, 2017 decreased $11.6 million, or 3.9%, as compared with the same period in 2016. The decrease included currency benefits of approximately $5 million and was driven by decreased customer original equipment sales. The decrease was primarily driven by decreased customer sales of $7.2 million into Europe, $6.8 million into North America and $4.7 million into Latin America, partially offset by increased customer sales of $5.1 million into Asia Pacific and $4.1 million into Africa.
Sales for the nine months ended September 30, 2017 decreased $72.0 million, or 7.9%, as compared with the same period in 2016. The decrease included currency benefits of approximately $1 million and was driven by decreased customer original equipment sales. The decrease was primarily driven by decreased customer sales of $26.8 million into the Middle East, $18.6 million into Europe, $11.2 million into North America and $8.7 million into Asia Pacific, partially offset by increased customer sales of $2.7 million into Africa.
Gross profit for the three months ended September 30, 2017 decreased by $16.3 million, or 15.1%, as compared with the same period in 2016. Gross profit margin for the three months ended September 30, 2017 of 31.9% decreased from 36.1% for the same period in 2016. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by increased savings achieved related to our Realignment Programs compared to the same period in 2016.
Gross profit for the nine months ended September 30, 2017 decreased by $37.6 million, or 11.9%, as compared with the same period in 2016. Gross profit margin for the nine months ended September 30, 2017 of 32.9% decreased from 34.4% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects shipped from backlog, partially offset by increased savings achieved related to our Realignment Programs compared to the same period in 2016.
Operating income for the three months ended September 30, 2017 decreased by $5.2 million, or 9.7%, as compared with the same period in 2016. The decrease included currency benefits of approximately $1 million. The decrease was due to the $16.3 million decrease in gross profit, partially offset by the $9.9 million pre-tax gain from the sale of the Vogt business and a decrease in SG&A of $1.0 million (including a increase due to currency effects of approximately $1 million). The decrease in SG&A was primarily due to savings achieved related to our Realignment Programs compared to the same period in 2016.
Operating income for the nine months ended September 30, 2017 increased by $113.6 million, or 80.9%, as compared with the same period in 2016. The increase included negative currency effects of approximately $3 million. The increase was primarily attributable to the $141.2 million of pre-tax gain from the sales of the Gestra and Vogt businesses and a decrease in SG&A of $9.4 million (including a decrease due to currency effects of less than one million), partially offset by the $37.6 million decrease in gross profit. The decrease in SG&A was primarily due to savings achieved related to our Realignment Programs compared to the same period in 2016.
Backlog of $659.8 million at September 30, 2017 increased by $75.3 million, or 12.9%, as compared with December 31, 2016. Currency effects provided an increase of approximately $16 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Net cash flows provided by operating activities	$72.4	$70.9
Net cash flows provided (used) by investing activities	171.1	(68.9)
Net cash flows used by financing activities	(136.2)	(114.3)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2017 was $502.1 million, as compared with $367.2 million at December 31, 2016.

Our cash balance increased by $134.9 million to $502.1 million at September 30, 2017 as compared with December 31, 2016. The cash provided during the first nine months of 2017 included $208.8 million in net cash proceeds from the sale of our Gestra and Vogt businesses, partially offset by cash used of $74.4 million in dividend payments, $45.0 million of payments on long-term debt and $40.6 million in capital expenditures. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for more information on the sale of our Gestra and Vogt businesses.
For the nine months ended September 30, 2017, our cash provided by operating activities was $72.4 million, as compared with $70.9 million for the same period in 2016. Cash flow used by working capital decreased for the nine months ended September 30, 2017, due primarily to decreased uses of cash related to accrued liabilities and income taxes payable, inventory and accounts payable, partially offset by a decreased source of cash related to accounts receivable as compared to the same period in 2016.
Decreases in accounts receivable provided $63.8 million of cash flow for the nine months ended September 30, 2017, as compared with $69.8 million for the same period in 2016. As of September 30, 2017, our days’ sales outstanding ("DSO") was 87 days as compared with 84 days as of September 30, 2016.
Decreases in prepaid expenses and other provided $43.5 million of cash flow for the nine months ended September 30, 2017, as compared with a use of $58.7 million for the same period in 2016, due primarily to a decrease in prepaid income taxes in 2017 compared to an increase in 2016.
Increases in inventory used $20.4 million and $31.5 million of cash flow for the nine months ended September 30, 2017 and September 30, 2016, respectively. Inventory turns were 2.6 times at both September 30, 2017 and 2016. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. Decreases in accounts payable used $68.0 million of cash flow for the nine months ended September 30, 2017 as compared with $98.8 million for the same period in 2016. Decreases in accrued liabilities and income taxes payable used $6.7 million of cash flow for the nine months ended September 30, 2017 as compared with $82.3 million for the same period in 2016.
Cash flows provided by investing activities during the nine months ended September 30, 2017 were $171.1 million as compared with a use of $68.9 million for the same period in 2016, primarily due to $208.8 million in net proceeds from the sale of our Gestra and Vogt businesses. Capital expenditures during the nine months ended September 30, 2017 were $40.6 million, a decrease of $23.9 million as compared with the same period in 2016. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2017, total capital expenditures are expected to be between $70 million and $80 million.
Cash flows used by financing activities during the nine months ended September 30, 2017 were $136.2 million as compared with $114.3 million for the same period in 2016. Cash outflows during the nine months ended September 30, 2017 resulted primarily from $74.4 million of dividend payments and $45.0 million of payments on long-term debt.
Our Senior Credit Facility matures in October 2020. Approximately 8.3% of our outstanding Term Loan Facility is due to mature in the remainder of 2017 and approximately 33.3% in 2018. As of September 30, 2017, we had available capacity of $708.2 million on our $800.0 million Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During the nine months ended September 30, 2017 and 2016 we contributed $20 million to our U.S. pension plan. At December 31, 2016 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we do not anticipate making any additional contributions to our U.S. pension plan in 2017, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At September 30, 2017, $489.4 million of our total cash balance of $502.1 million was held by foreign subsidiaries, $375.8 million of which we consider permanently reinvested outside the U.S. Based on the expected near-term liquidity needs of our various geographies and our currently available sources of domestic short-term liquidity, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the full $375.8 million could be repatriated resulting in a U.S. cash tax liability between $5.0 million and $15.0 million. Should we be required to repatriate this cash, it could limit our ability to assert permanent reinvestment of foreign earnings and invested capital in future periods.
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

On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of September 30, 2017, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2016 Annual Report and Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through September 30, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2017, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At September 30, 2017, we had $180.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 2.58%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.4 million for the nine months ended September 30, 2017.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $17.7 million and $(15.6) million for the three months September 30, 2017 and 2016 and $85.8 million and $(12.6) million for the nine months ended September 30, 2017 and 2016, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and beginning in the fourth quarter of 2013 instruments that meet certain criteria are designated for hedge accounting. As of September 30, 2017, we had a U.S. dollar equivalent of $237.6 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $393.8 million at December 31, 2016. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $8.4 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $(9.7) million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively, which are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2017, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2017 would have impacted our net earnings by approximately $11 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Our management, including our current Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of the previously identified material weaknesses in our internal control over financial reporting described in Item 9A. Controls and Procedures in our Form 10-K/A for the fiscal year ended December 31, 2016.
Management has concluded that, notwithstanding the material weaknesses referred to above, the Company’s unaudited condensed consolidated financial statements in this Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Remediation Plan
In the second quarter of 2017, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses in our internal control over financial reporting identified above. Management has implemented the following steps in the third quarter of 2017:

•	enhanced the current business process review control procedures to include additional prior period comparisons and additional key ratios, metrics and risk based criteria as determined by management;

•	enhanced the detailed site and/or process reviews based on criteria determined by management’s risk assessment including manual journal entries;

•	conducted enhanced ethics, controls and policy training for employees at the one non-U.S. site where certain employees engaged in conduct that circumvented controls.
Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. Management is in the process of testing the effectiveness of the revised controls.  These material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the remediation actions identified above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
During the quarter ended September 30, 2017 we had no repurchases of common shares. As of September 30, 2017, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2017:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	320	(1)	$46.17	—	$160.7
August 1 - 31	2,899	(2)	38.35	—	160.7
September 1 - 30	—		—	—	160.7
Total	3,219		$39.13	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 419 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $38.91, and 2,480 shares purchased at a price of $38.25 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

FLOWSERVE CORPORATION

Date:	November 1, 2017	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2017	/s/ Lee S. Eckert
Lee S. Eckert
Senior Vice President and Chief Financial Officer (Principal Financial Officer)