Form 10-K
period 2017-12-31
FLOWSERVE CORP
filed 2018-02-28
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Boulevard	75039
Suite 2300, Irving, Texas (Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(972) 443-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.25 Par Value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,637,661,974. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 21, 2018 was 130,797,826.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2018 Annual Meeting of Shareholders scheduled to be held on May 24, 2018 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

i

PART I

ITEM 1.	BUSINESS
OVERVIEW
Flowserve Corporation is a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. Flowserve Corporation as it exists today was created in 1997 through the merger of two leading fluid motion and control companies — BW/IP and Durco International. Under the name of a predecessor entity, we were incorporated in the State of New York on May 1, 1912, but some of our heritage product brand names date back to our founding in 1790. Over the years, we have evolved through organic growth and strategic acquisitions, and our over 225-year history of Flowserve heritage brands serves as the foundation for the breadth and depth of our products and services today. Unless the context otherwise indicates, references to "Flowserve," "the Company" and such words as "we," "our" and "us" include Flowserve Corporation and its subsidiaries.
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
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2017 and 2016 consisted of:

	2017	2016
• oil and gas	38%	36%
• general industries(1)	24%	25%
• chemical	21%	21%
• power generation	13%	14%
• water management	4%	4%

(1)
General industries include mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2017 and 2016 were as follows:

	2017	2016
• North America	40%	40%
• Europe	23%	22%
• Asia Pacific	19%	18%
• Middle East and Africa	13%	13%
• Latin America	5%	7%
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 16 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
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
Our operations leadership reports to our Chief Executive Officer and the segments share leadership for operational support functions such as R&D, marketing and supply chain. We believe this leadership structure positions the Company to leverage operational excellence, cost reduction initiatives and internal synergies across our entire operating platform to drive further growth and increase shareholders' value.
Strategies
Our overarching objectives are to be a leader in each of the market segments we serve and become the employer of choice in the flow control industry. Additionally, we seek to be recognized by our customers as the most trusted brand in terms of reliability and quality, which we believe will help maximize shareholder value.
In pursuit of these objectives, we maintain a rolling, five-year strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives in four key areas: People, Process & Technology, Customer and Finance.
People
With the goal of developing and maintaining a people-first culture that produces the finest talent, we focus on several elements in our strategic efforts to continuously enhance our organizational capability, including: (i) fully committing to providing a safe work environment for all our associates, worldwide, (ii) upholding a high-performance workforce, that is empowered, accountable, and flexible, (iii) becoming the employer of choice by fostering a people-first culture and (iv) recruiting, developing, and retaining a global and diverse workforce.
Process and Technology
With the goal of improving our productivity and delivering a continuous stream of innovating solutions to our customers, we focus on select strategies relating to: (i) developing and maintaining an enterprise-first business approach across all operating units and functional organizations, (ii) simplifying our business processes and optimizing corporate structural costs, (iii) significantly reducing our product cost and rationalizing our product portfolio and (iv) becoming the technical leader in the flow control industry.
Customer
With the goal of achieving the highest level of customer satisfaction amongst our peers, we focus on select strategies related to rigorous and disciplined selection of target markets and customers, while maintaining competitive lead times and emphasizing the highest levels of on-time delivery and quality. We seek to provide an outstanding experience for our customers over the entire product lifecycle by providing unique, integrated flow-control solutions that solve real-world application problems in our customers’ facilities.
Finance
With the goal of growing the value of our enterprise, we focus on select strategies we believe will increase our revenue above the rate of market growth, while optimizing performance in terms of gross margin, selling, general and administrative ("SG&A") expense, operating margin, cash flow and primary working capital.
Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, project management, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the current forecasts for 2018, pricing for original equipment orders may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
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
New Product Development
We spent $38.6 million, $42.8 million and $45.9 million during 2017, 2016 and 2015, respectively, on company-sponsored R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe our R&D expenditures are adequate to sustain our ongoing and necessary future product development. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the "Business Segments" heading below.
Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management and general industries. We do not believe we have sales to any individual customer that represent 10% or more of consolidated 2017 revenues. Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.

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
Employees and Labor Relations
We have approximately 17,000 employees globally as of December 31, 2017. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our valve manufacturing plant located in Lynchburg, Virginia and our pattern storage facility located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, Spain, South Africa, Sweden and the United Kingdom ("U.K."). We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2017 revenues.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $258.3 million in 2017, $259.1 million in 2016 and $295.6 million in 2015.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 16 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2017, 2016 and 2015.
ENGINEERED PRODUCT DIVISION
Our largest business segment is EPD, through which we design, manufacture, distribute and service specialty, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems, replacement parts, upgrades and related aftermarket services. EPD includes longer lead time, highly-engineered specialty pump products and systems and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement pumps, part upgrades and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD products and services are primarily used by companies that operate in the oil and gas, power generation, petrochemical, chemical, water management and other general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our engineered pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 30 plants worldwide, nine of which are located in Europe, nine in North America, seven in Asia Pacific and five in Latin America, including those co-located in manufacturing facilities and/or shared with FCD.
We also conduct business through strategic foreign joint ventures. We have six unconsolidated joint ventures that are located in China, India, Saudi Arabia, South Korea and the United Arab Emirates, where a portion of our products are manufactured, assembled or serviced in these territories. These relationships provide numerous strategic opportunities, including increased access to our current and new markets, access to additional manufacturing capacity and expansion of our operational platform to support best-cost sourcing initiatives and balance capacity demands for other markets.
EPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD product types and globally recognized brands:
EPD Product Types

Single and Multistage Between Bearings Pumps	Single Stage Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Rotary Multiphase	• Dry-Running Seals
• Rotary Screw	• Gas Barrier Seals
• Standard Cartridge Seals
Vertical Pumps	• Mixer Seals
• Vertical inline	• Compressor Seals
• Vertical line shaft	• Seal Support Systems
• Vertical canned shaft	• Bearing Isolators
• Barrier Fluids and Lubricants

Specialty Products
• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydro turbine
• Cryogenic Pumps	• Energy Recovery Devices
• Concrete Volute Pumps	• Hydraulic Decoking Systems
• Wireless Transmitters	• API Slurry Pumps
• Ebullator recycle pumps

EPD Brand Names

• BW Seals	• LifeCycle Advantage
• Byron Jackson	• Niigata Worthington
• Calder Energy Recovery Devices	• QRC™
• Cameron	• Pacific
• Durametallic	• Pacific Weitz
• FEDD Wireless	• Pac-Seal
• Five Star Seal	• ReadySeal
• Flowserve	• United Centrifugal
• GASPAC™	• Western Land Roller
• IDP	• Wilson-Snyder
• Interseal	• Worthington
• Lawrence	• Worthington-Simpson

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
EPD New Product Development
Our investments in new product R&D continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (i.e., flow and power) and under more extreme conditions (i.e., erosive, corrosive and temperature) beyond the level of traditional technology. We continue to develop innovations that improve product hydraulic performance and our competitive position in the engineered equipment industry, specifically upstream, offshore and downstream applications for the oil and gas market. Continued engagement with our end users is exemplified through completion of advancements in high energy designs and high specific-speed hydraulics.
As new sources of energy generation are explored, we continue to develop new product designs to support the most critical applications in the power generation market. New designs and qualification test programs continue to support the critical services found in the coal fired, combined cycle, small modular nuclear and concentrated solar power generation plant.
We continue to address our core products with design enhancements to improve performance, reduce costs and the speed at which we can deliver our products. Our engineering teams continue to apply and develop sophisticated design technology and methods supporting continuous improvement of our proven technology. Additionally, we are incentivizing our operations and tracking the R&D projects more closely, which is leading to broader engagement in developing new products.
In 2017, EPD continued to advance our Intelligent Performance Solutions ("IPS") Insight platform. This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our remote monitoring, diagnostics, asset management and service capabilities for our end-user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence. Additionally, we have been exploring "additive manufacturing" opportunities in our products and auxiliary systems.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business.
EPD Customers
Our customer mix is diversified and includes leading EPC firms, major national oil companies, international oil companies, equipment end users in our served markets, other original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, power generation, petrochemical, chemical, water management and general industries.
EPD Competition
The pump and mechanical seal industry is highly fragmented, with thousands of competitors globally. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition among our closest competitors is generally driven by delivery times, application knowledge, experience, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include: Sulzer Pumps; Ebara Corp.; SPX FLOW, Inc.; Eagle Burgmann, which is a joint venture of two traditional global seal manufacturers, A. W. Chesterton Co. and AES Corp.; John Crane Inc., a unit of Smiths Group Plc; and Weir Group Plc.
The pump and mechanical seal industry continues to undergo considerable consolidation, which is primarily driven by (i) the need to lower costs through reduction of excess capacity and (ii) customers’ preference to align with global full service suppliers to simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.
We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the oil and gas, petrochemical, chemical and power generation industries, our large installed base of products, our strong customer relationships, our high technology, our more than 225 years of experience in manufacturing and servicing pumping equipment, our reputation for providing quality engineering solutions and our ability to deliver engineered new seal product orders within 72 hours from the customer’s request.

EPD Backlog
EPD’s backlog of orders as of December 31, 2017 was $1,027.7 million (including $16.0 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $968.8 million (including $11.7 million of interdivision backlog) as of December 31, 2016. We expect to ship approximately 94% of December 31, 2017 backlog during 2018.
INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, pre-test, distribute and service engineered and pre-configured industrial pumps and pump systems, including submersible motors, for variety of markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water resources, power and general industrial (i.e. Mining, Steel and Paper) industries. Our products are currently manufactured in 19 manufacturing facilities, five of which are located in the U.S and eight in Europe and six in Asia. IPD operates 30 QRCs worldwide, including 19 sites in Europe, six in the U.S., three in Asia Pacific and two in Latin America, including those co-located in manufacturing facilities and/or shared with EPD.
IPD Products
We manufacture approximately 40 different active types of pumps, which are available in a wide range of metal alloys and non-metallics with a variety of configurations to meet the critical operating demands of our customers. The following is a summary list of our IPD products and globally recognized brands:
IPD Pump Product Types

Overhung	Between Bearings
• Chemical Process ASME and ISO	• Side Channel Multistage
• Industrial Process	• Segmental Channel Multistage
• Slurry and Solids Handling	• Split Case — Axially Split
• Metallic & Lined Magnetic Drive Process	• Split Case — Radially Split

Specialty Products	Vertical
• Ag Chem	• Wet Pit, Double case API & Double
• Molten Salt Pump	• Deepwell Submersible Pump and Motor
• Submersible Pump	• Slurry and Solids Handling
• Thruster	• Sump & Cantilever
• Geothermal Deepwell
• Barge Pump
• Solids Handling Submersible	Vacuum Systems
• Liquid Ring
Positive Displacement	• LR Systems
• Gear	• Dry Systems
IPD Brand Names

• Aldrich	• Pleuger & Byron Jackson
• Durco	• Scienco
• Flowserve	• Sier Bath
• Halberg	• SIHI
• IDP	• TKL
• Innomag	• Western Land Roller
• Labour	• Worthington
• Meregalli	• Worthington-Simpson
• Pacific

IPD Services
We market our pump products through our worldwide sales force, regional service and repair centers through independent distributors and sales representatives. We provide an array of aftermarket services including product installation and commissioning services, seal systems spare parts, repairs, re-rate and upgrade solutions, advanced diagnostics and maintenance solutions through our global network of QRCs.
IPD New Product Development
Our IPD development projects target product feature enhancements, design improvements and sourcing opportunities that we believe will improve the competitive position of our industrial pump product lines. We will invest in our Durco and SIHI chemical product platform to expand and enhance our products offered to the global chemical industry.
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
IPD Customers
Our customer mix is diversified and includes leading EPC firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, chemical, water resources, power and general industry industries.
IPD Competition
The industrial pump industry is highly fragmented, with many competitors. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition among our closest competitors is generally driven by delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include ITT Industries, KSB SE & Co. KGaA and Sulzer Pumps.
We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the chemical industry, our large installed base, our strong customer relationships, our more than 200 years of legacy experience in manufacturing and servicing pumping equipment and our reputation for providing quality engineering solutions.
IPD Backlog
IPD’s backlog of orders as of December 31, 2017 was $424.3 million (including $17.3 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $375.6 million (including $14.2 million of interdivision backlog) as of December 31, 2016. We expect to ship approximately 95% of December 31, 2017 backlog during 2018.
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
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 22 principal manufacturing facilities, 5 of which are located in the U.S., 10 located in Europe and six located in Asia Pacific. FCD operates 25 QRCs worldwide, including seven sites in Europe, nine in North America, seven in Asia Pacific and two in Latin America.

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
The following is a summary list of our generally available valve and automation products and globally recognized brands:
FCD Product Types

• Valve Automation Systems	• Electro Pneumatic Positioners
• Control Valves	• Digital Positioners
• Ball Valves	• Pneumatic Positioners
• Gate Valves	• Intelligent Positioners
• Globe Valves	• Electric/Electronic Actuators
• Check Valves	• Pneumatic Actuators
• Butterfly Valves	• Hydraulic Actuators
• Lined Plug Valves	• Diaphragm Actuators
• Lined Ball Valves	• Direct Gas and Gas-over-Oil Actuators
• Lubricated Plug Valves	• Limit Switches
• Non-Lubricated Plug Valves	• Digital Communications
• Integrated Valve Controllers	• Valve and Automation Repair Services
• Diagnostic Software
FCD Brand Names

• Accord	• NAF
• Anchor/Darling	• Noble Alloy
• Argus	• Norbro
• Atomac	• Nordstrom
• Automax	• PMV
• Durco	• Serck Audco
• Edward	• Schmidt Armaturen
• Flowserve	• Valbart
• Kammer	• Valtek
• Limitorque	• Worcester Controls
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
FCD New Product Development
Our R&D investment is focused on areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. Investment has been focused on significantly enhancing the digital integration and interoperability of valve top-works (e.g., positioners, actuators, limit switches and associated accessories) with Distributed Control Systems ("DCS"). We continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics and the integration of the resulting device intelligence through the DCS to provide a practical and effective asset management capability for the end user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion and fundamental research in material sciences in order to increase the temperature, pressure and corrosion/erosion-resistance limits of existing products, as well as noise and cavitation reduction. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of EPD and IPD and increasing our collaboration with third parties. We expect to continue our R&D investments in the areas discussed above.
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
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Cameron International Corp. (a Schlumberger company), Emerson Electric Co., General Electric Co. and Crane Co.
Our market research and assessments indicate that the top 10 global valve manufacturers collectively comprise less than 15% of the total valve market. Based on independent industry sources, we believe that we are the third largest industrial valve supplier in the world. We believe that our strongest sources of competitive advantage rest with our comprehensive portfolio of valve products and services, our focus on execution and our expertise in severe corrosion and erosion applications.
FCD Backlog
FCD’s backlog of orders as of December 31, 2017 was $617.4 million, compared with $584.5 million as of December 31, 2016. We expect to ship approximately 87% of December 31, 2017 backlog during 2018.
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
At December 31, 2017, backlog was $2.0 billion. In 2018, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, technology, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We may be unable to successfully develop and introduce new products, which could limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring these products and services to market.
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
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India and Latin America. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•
instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe, and political conditions in Russia, the Middle East, Asia, North Africa, Latin America and other emerging markets;

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
For example, political unrest or work stoppages could negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that could be affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in Russia, the Middle East, Asia and North Africa could soften the level of capital investment and demand for our products and services.
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
Our operations are subject to a variety of complex and continually changing laws and regulations, both internationally and domestically.
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
There may be uncertainty as to the position the U.S. will take with respect to world affairs and events following the 2016 U.S. presidential election and related change in the U.S. political agenda. This uncertainty may relate to such issues as the administration’s support or plans for new or existing treaty and trade relationships with other countries, such as the January 2017 U.S. withdrawal from the Trans-Pacific Partnership, which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2017 (such as the continuing uncertainty arising from the

Brexit transition, as well as ongoing terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the U.S. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
In addition, the Company is currently analyzing the impact of the December 2017 passage of the Tax Cuts and Jobs Act of 2017 (the “Act”) in the United States, which significantly changed U.S. tax law and affects, among other items, the company’s U.S. federal income tax rate, previously unremitted foreign earnings and valuations of deferred tax assets and liabilities. The Company included reasonable estimates of the income tax effects in applying the provisions of the Act in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC Topic 740) and following the guidance in SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The impacts from the Act may differ, primarily related to deemed repatriated earnings and associated withholding taxes, from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes from interpretations enacted and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. As a result, this (and other) tax legislation could adversely affect our financial condition, results of operations and cash flows.
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
We are exposed to certain regulatory and financial risks related to climate change which could adversely affect our financial condition, results of operations and cash flows.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress, state and foreign legislatures and federal, state, local and foreign governmental agencies have been considering legislation and regulatory proposals that would regulate and limit greenhouse gas emissions. It is uncertain whether, when and in what form mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Climate Agreement and these and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly those involved in the oil and gas, power generation, petrochemical processing or petroleum refining industries, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency, could dampen demand for oil and gas production or power generation resulting in lower spending by customers for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
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
As of December 31, 2017, we had approximately 17,000 employees, of which approximately 5,000 were located in the U.S. Approximately 5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, Spain, South Africa, Sweden and the U.K. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
We maintain defined benefit pension plans that are required to be funded in the U.S., Belgium, Canada, India, Mexico, The Netherlands, Switzerland and the U.K., and defined benefit plans that are not required to be funded in Austria, France, Germany, Italy, Japan and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. This impact may be particularly prevalent where we maintain significant concentrations of specified investments, such as the U.K. equity and fixed income securities in our non-U.S. defined benefit plans. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements.
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
We may be exposed to product liability and warranty claims in the event that the use of one of our products results in, or is alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. Some of our products are designed to support the most critical, severe service applications in the markets that we serve and any failure of such products could result in significant product liability and warranty claims, as well as damage to our reputation in the marketplace. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse effect on our business, financial condition, results of operations and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.
The recording of increased deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $134 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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
In addition, the agreements governing our indebtedness impose certain operating and financial restrictions on us and somewhat limit management's discretion in operating our businesses. These agreements limit or restrict our ability, among other things, to: incur additional debt; fully utilize the capacity under the Senior Credit Facility; pay dividends and make other distributions; prepay subordinated debt; make investments and other restricted payments; create liens; sell assets; and enter into transactions with affiliates.
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
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In recent years, the estimated fair value of EPO and IPD have fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2017, we will continue to monitor their performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
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

In April 2015, we announced cost saving actions and a strategic manufacturing optimization initiative intended to reduce our cost structure and drive an optimized, low-cost manufacturing footprint. This initiative was expanded throughout 2016 and again in the first half of 2017 to include additional realignment activities that will continue beyond 2017. This initiative will involve reducing our workforce, accelerating structural changes in our global manufacturing footprint through leveraging investments in low-cost regions, additional consolidation of product manufacturing and further SG&A reductions.
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
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, during its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, management concluded that a deficiency in our internal controls related to the control environment primarily related to the operation of certain inventory controls or recording of unsupported manual journal entries at one of the non-U.S. sites and the design and maintenance of effective business performance reviews represented material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2016. Management actively engaged in the planning and implementation of remediation efforts to address these material weaknesses and to strengthen the overall internal control related to the control environment at the one non-U.S. site and the business review controls and believes that such remediation efforts have effectively remediated the material weaknesses. For further description of the prior material weaknesses identified by management and the remediation efforts implemented for the material weaknesses, see “Part II, Item 9A - Controls and Procedures.”
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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2017 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Square Footage
EPD
U.S.	3	600,000
Non-U.S.	15	2,709,000
IPD
U.S.	4	593,000
Non-U.S.	9	2,381,000
FCD
U.S.	5	1,129,000
Non-U.S.	11	1,627,000

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
Market Information and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 21, 2018, our records showed 1,058 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2017	2016
First Quarter	$51.85/$45.22	$47.21/$35.40
Second Quarter	51.14/44.04	52.32/42.10
Third Quarter	47.25/37.58	49.45/44.17
Fourth Quarter	45.38/38.63	51.72/41.35

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2017 and 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 21, 2017	January 5, 2018	January 19, 2018	$0.19
September 5, 2017	September 22, 2017	October 6, 2017	0.19
May 18, 2017	June 23, 2017	July 7, 2017	0.19
February 16, 2017	March 24, 2017	April 7, 2017	0.19

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 23, 2016	January 3, 2017	January 13, 2017	$0.19
August 29, 2016	September 30, 2016	October 14, 2016	0.19
May 19, 2016	June 24, 2016	July 8, 2016	0.19
February 18, 2016	March 25, 2016	April 8, 2016	0.19

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
During the quarter ended December 31, 2017, we had no repurchases of common shares. As of December 31, 2017, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	—		$—	—	$160.7
November 1 - 30	129	(1)	39.10	—	160.7
December 1 - 31	27,057	(2)	42.16	—	160.7
Total	27,186		$42.15	—

_______________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 24,756 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $42.13, and 2,301 shares purchased at a price of $42.54 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2012, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base Period	December 31,
Company/Index	2012	2013	2014	2015	2016	2017
Flowserve Corporation	$100.00	$162.59	$124.52	$88.93	$103.17	$91.64
S&P 500 Index	100.00	132.38	150.49	152.55	170.79	208.06
S&P 500 Industrial Machinery	100.00	145.81	153.17	147.11	186.74	249.23

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2017(a)	2016(b)	2015(c)	2014 (d)	2013
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$3,660,831	$3,990,487	$4,557,791	$4,877,885	$4,954,619
Gross profit	1,085,377	1,231,233	1,477,537	1,710,171	1,686,379
Selling, general and administrative expense	(903,864)	(968,530)	(972,733)	(936,900)	(966,830)
Gain (loss) on sale of businesses	141,317	(7,664)	—	—	—
Operating income	335,422	267,965	514,665	785,386	758,566
Interest expense	(59,730)	(60,137)	(65,270)	(60,322)	(54,413)
Provision for income taxes(e)	(258,679)	(77,380)	(148,351)	(209,311)	(204,862)
Net earnings attributable to Flowserve Corporation	2,652	132,455	258,411	513,372	483,652
Net earnings per share of Flowserve Corporation common shareholders (basic)	0.02	1.02	1.94	3.75	3.42
Net earnings per share of Flowserve Corporation common shareholders (diluted)	0.02	1.01	1.93	3.72	3.40
Cash flows from operating activities	311,066	240,476	440,759	594,481	515,724
Cash dividends declared per share	0.76	0.76	0.72	0.64	0.56
FINANCIAL CONDITION
Working capital	$1,315,837	$1,119,251	$1,106,946	$1,164,381	$1,136,317
Total assets	4,910,474	4,708,923	4,963,106	4,844,667	4,921,829
Total debt	1,575,257	1,570,623	1,620,996	1,145,658	1,190,231
Retirement obligations and other liabilities	496,954	407,839	387,786	362,970	387,823
Total equity	1,670,954	1,637,388	1,664,382	1,930,246	1,870,669
FINANCIAL RATIOS
Return on average net assets(f)	0.2%	5.2%	9.4%	17.9%	16.9%
Net debt to net capital ratio(g)	34.3%	42.4%	43.0%	26.4%	30.6%
_______________________________

(a)	Results of operations in 2017 include costs of $71.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $54.3 million.

(b)	Results of operations in 2016 include costs of $94.8 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $75.8 million.

(c)	Results of operations in 2015 include costs of $108.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $85.0 million.

(d)	Results of operations in 2014 include costs of $10.7 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $7.6 million.

(e)	Provision for income taxes in 2017 was impacted by the U.S. Tax Cuts and Jobs Act of 2017. See Note 15 to our consolidated financial statements included in Item 8 of this Annual Report.

(f)
Calculated as adjusted net income divided by adjusted net assets, where (i) adjusted net income is the sum of earnings before income taxes, plus interest expense, multiplied by one minus our effective tax rate, and (ii) adjusted net assets is the average of beginning of year and end of year net assets, excluding cash and cash equivalents and debt due in one year.

(g)	Calculated as total debt minus cash and cash equivalents divided by the sum of total debt and shareholders' equity minus cash and cash equivalents.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We employ approximately 17,000 employees in more than 50 countries as of December 31, 2017.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 174 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint, our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively and shared leadership for operational support functions, such as research and development, marketing and supply chain.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We also continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
During 2015, 2016 and 2017, we have been challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar. This has been further compounded by economic and geo-political conditions in Russia, Latin America, the Middle East, North Africa and Asia Pacific.
To better align costs and improve long-term efficiency, we are executing Realignment Programs to accelerate both short- and long-term strategic plans, including targeted manufacturing optimization through the consolidation of facilities, SG&A efficiency initiatives, transfer of activities from high-cost regions to lower-cost facilities and the divestiture of certain non-strategic assets. At the completion of the programs, we expect a 15% to 20% reduction in our global workforce, relative to early 2015 workforce levels. With an expected near-term investment of approximately $360 million, including projects still under final evaluation, we expect the results of our Realignment Programs will deliver annualized run-rate savings of approximately $230 million. Since inception of the Realignment Programs in 2015, we have incurred charges of $294.8 million and we expect to incur most remaining charges in 2018.
In addition, we are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2018" section included below in this MD&A.
Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water management, and several other industries, such as mining, steel and paper, that are collectively referred to as "general industries."
Demand for most of our products depends on the level of new capital investment as well as planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for products that rely on oil and gas, chemicals, power generation and water resource management, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process.
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

Oil and Gas
The oil and gas industry represented approximately 38% and 36% of our bookings in 2017 and 2016, respectively. Capital spending in the oil and gas industry decreased in 2017 compared to the previous year due to continued broad-based capital spending declines, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar especially during the first half of 2017. Aftermarket opportunities in this industry solidified throughout 2017 due to catch up of deferred spending on our customers' repair and maintenance budgets from previous years.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. In the short-term, we believe that an improved oil price outlook will somewhat positively impact oil and gas upstream investment and impact mid-stream and downstream investment to a lesser extent. A recovery in the overall level of spending by oil and gas companies could continue to increase demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive, and see a stabilized environment as the industry works through current excess supply. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers.
Chemical
The chemical industry, which represented approximately 21% of our bookings in both 2017 and 2016, experienced a decreased level of capital spending in 2017 primarily due to broad-based capital spending declines, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar especially during the first half of 2017. The aftermarket opportunities solidified throughout 2017 due to catch up of deferred spending of our customers' repair and maintenance budgets from previous years.
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
Power Generation
The power generation industry represented approximately 13% and 14% of our bookings in 2017 and 2016, respectively. In 2017, the power generation industry continued to experience softness in thermal power generation capital spending in the mature and key developing markets.  China curtailed the construction of new coal-fired power generation over the last year, while in India and southeast Asia capital investment remained in place driven by increased demand forecasts.
Natural gas-fired combined cycle plants increased its share of the energy mix, driven by market prices for gas remaining low and stable, low capital expenditures, and the ability to stabilize unpredictable renewable sources. With the potential of unconventional sources of gas, the global power generation industry is forecasting an increased use of this form of fuel for power generation plants.
Political efforts to limit the emissions of carbon dioxide may have some adverse effect on thermal power investment plans depending on the potential requirements imposed and the timing of compliance by country. However, we believe that proposed methods of capturing and limiting carbon dioxide emissions offer business opportunities for our products and services. At the same time, we continue to take advantage of new investments in concentrated solar power generating capacity, where our pumps, valves, and seals are uniquely positioned for both molten salt applications as well as the traditional steam cycle.
We believe the long-term fundamentals for the power generation industry remain solid based on projected increases in demand for electricity driven by global population growth, growth of urbanization in developing markets and the increased use of electricity driven transportation. We also believe that our long-standing reputation in the power generation industry, our portfolio of offerings for the various generating methods, our advancements in serving the renewable energy market and carbon capture methodologies, as well as our global service and support structure, position us well for the future opportunities in this important industry.

Water Management
The water management industry represented approximately 4% our bookings in both 2017 and 2016. Water management industry activity levels experienced some softness in 2017 despite worldwide demand for fresh water and water treatment continuing to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.
General Industries
General industries represented, in the aggregate, approximately 24% and 25% of our bookings in 2017 and 2016, respectively. General industries comprise a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2017 and 2016. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve.
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
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, cost of sales ("COS") and SG&A balances for prior periods through the first quarter of 2017. We assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, to facilitate comparisons among periods we revised our previously issued audited consolidated financial information which is included in our 2016 Annual Report and unaudited condensed consolidated financial information for the interim periods included in our Form 10-Q/A and Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, respectively.
Effective July 6, 2017, we sold our FCD Vogt product line and related assets and liabilities to a privately held company. In 2016, sales related to the Vogt business totaled approximately $17 million, with earnings before interest and taxes of approximately $4 million.
Effective May 2, 2017 we sold our FCD Gestra AG business to a leading provider of steam system solutions. In 2016, Gestra recorded sales of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).
Note 2 to our consolidated financial statements included in Item 8 of this Annual Report discusses the details of the above dispositions.
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 16 to our consolidated financial statements included in Item 8 of this Annual Report. The Realignment Programs will continue to be executed into 2018 and the total charges for Realignment Programs by segment are detailed below for the years ended December 31, 2017 and 2016:

	December 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$18,364	$13,983	$11,600	$43,947	$—	$43,947
SG&A	7,376	11,311	2,870	21,557	5,751	27,308
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$26,740	$25,294	$14,470	$66,504	$5,751	$72,255

	December 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$30,642	$26,224	$8,038	$64,904	$8	$64,912
SG&A	13,804	8,400	3,367	25,571	4,450	30,021
Income tax expense	6,000	2,800	600	9,400	—	9,400
Total	$50,446	$37,424	$12,005	$99,875	$4,458	$104,333
We anticipate a total investment in these Realignment Programs of approximately $360 million, including projects in process or under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $294.8 million and we expect to incur most remaining charges throughout 2018.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $200 million as of December 31, 2017, as compared with approximately $120 million in the same period of 2016. Approximately $130 million of those savings are in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect run-rate cost savings of approximately $230 million, of which the vast majority is expected to be achieved in 2018. Actual savings could vary from expected savings, which represent management’s best estimate to date.
Bookings and Backlog

	2017	2016	2015
	(Amounts in millions)
Bookings	$3,803.9	$3,760.4	$4,176.8
Backlog (at period end)	2,033.4	1,901.8	2,176.4

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from bookings. Bookings of $3.8 billion in 2017 increased by $43.5 million, or 1.2%, as compared with 2016. The increase included currency benefits of approximately $27 million. The increase was primarily driven by the oil and gas industry, partially offset by a decrease in the power generation industry. The increase was more heavily weighted towards customer original equipment bookings.

Bookings of $3.8 billion in 2016 decreased by $416.4 million, or 10.0%, as compared with 2015. The decrease included negative currency effects of approximately $108 million. The decrease was primarily driven by the oil and gas industry, and to a lesser extent, the chemical and general industries. The decrease was primarily due to customer original equipment bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.0 billion at December 31, 2017 increased by $131.6 million, or 6.9%, as compared with December 31, 2016. Currency effects provided an increase of approximately $110 million (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 31% and 30% of the backlog at December 31, 2017 and 2016, respectively. We expect to ship approximately 92% of December 31, 2017 backlog during 2018.
Backlog of $1.9 billion at December 31, 2016 decreased by $274.6 million, or 12.6%, as compared with December 31, 2015. The decrease included negative currency effects of approximately $18 million (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 30% and 26% of the backlog at December 31, 2016 and 2015, respectively. We expected to ship approximately 88% of December 31, 2016 backlog during 2017.
Sales

	2017	2016	2015
	(Amounts in millions)
Sales	$3,660.8	$3,990.5	$4,557.8

Sales in 2017 decreased by $329.7 million, or 8.3%, as compared with 2016. The decrease included currency benefits of approximately $34 million. The decrease was more heavily weighted toward original equipment sales. Sales decreased into every region.

Sales in 2016 decreased by $567.3 million, or 12.4%, as compared with 2015. The decrease included negative currency effects of approximately $115 million. The decrease was more heavily weighted toward original equipment sales. Sales decreased into every region except for sales into the Middle East.

Sales to international customers, including export sales from the U.S., were approximately 64% of total sales in 2017, 64% in 2016 and 66% in 2015. Sales into Europe, the Middle East and Africa ("EMA") were approximately 36%, 35% and 34% of total sales in 2017, 2016 and 2015, respectively. Sales into Asia Pacific were approximately 19% of total sales for 2017, 2016 and 2015. Sales into Latin America were approximately 6% of total sales in 2017, 7% for 2016 and 9% for 2015.
Gross Profit and Gross Profit Margin

	2017	2016	2015
	(Amounts in millions, except percentages)
Gross profit	$1,085.4	$1,231.2	$1,477.5
Gross profit margin	29.6%	30.9%	32.4%

Gross profit in 2017 decreased by $145.8 million, or 11.8%, as compared with 2016. Gross profit margin in 2017 of 29.6% decreased from 30.9% in 2016. The decrease in gross profit and gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America, partially offset by $10.9 million of charges to write down inventory in Brazil in 2016 that did not recur, a mix shift to higher margin aftermarket sales and lower charges and increased savings related to our Realignment Programs. Aftermarket sales increased to approximately 48% of total sales, as compared with approximately 45% of total sales for the same period in 2016.

Gross profit in 2016 decreased by $246.3 million, or 16.7%, as compared with 2015. Gross profit margin in 2016 of 30.9% decreased from 32.4% in 2015. The decrease in gross profit and gross profit margin was primarily attributed to the negative impact of decreased sales on our absorption of fixed manufacturing costs, unfavorable impacts of short-term operational inefficiencies related to the initial execution of certain Realignment Programs, lower margin projects that shipped from backlog and a charge to write down inventory in Brazil, partially offset by realignment savings achieved related to our Realignment Programs and a mix shift to higher margin aftermarket sales. Aftermarket sales increased to approximately 45% of total sales, as compared with approximately 43% of total sales for the same period in 2015.

SG&A

	2017	2016	2015
	(Amounts in millions, except percentages)
SG&A	$903.9	$968.5	$972.7
SG&A as a percentage of sales	24.7%	24.3%	21.3%

SG&A in 2017 decreased by $64.6 million, or 6.7%, as compared with 2016. Currency effects yielded an increase of approximately $6 million. SG&A as a percentage of sales in 2017 increased 40 basis points as compared with the same period in 2016 due to a $26.0 million impairment charge related to our manufacturing facility in Brazil, increased accrued broad-based annual incentive compensation and lower sales leverage, partially offset by the $73.5 million reserve established for our primary Venezuelan customer in 2016 that did not recur and savings related to our Realignment Programs.

SG&A in 2016 decreased by $4.2 million, or 0.4%, as compared with 2015. Currency effects yielded a decrease of approximately $28 million. SG&A as a percentage of sales in 2016 increased 300 basis points as compared with the same period in 2015 due primarily to increased bad debt expense as a result of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 and lower sales leverage, partially offset by decreased charges and savings achieved related to our Realignment Programs and lower SIHI integration costs.
Gain (Loss) on Sale of Businesses

	2017	2016	2015
	(Amounts in millions)
Gain (loss) on sale of businesses	$141.3	$(7.7)	$—

The gain on sale of businesses in 2017 was the result of the $141.3 million pre-tax gain from the sales of the Gestra and Vogt businesses. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on these sales. The $7.7 million loss in 2016 resulted from the sale of a non-strategic foundry business.
Net Earnings from Affiliates

	2017	2016	2015
	(Amounts in millions)
Net earnings from affiliates	$12.6	$12.9	$9.9

Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates and two in China) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2017 remained relatively constant compared to the prior year. Net earnings from affiliates in 2016 increased by $3.0 million primarily as a result of increased earnings of our EPD joint venture in South Korea and IPD joint venture in Chile.
Operating Income

	2017	2016	2015
	(Amounts in millions, except percentages)
Operating income	$335.4	$268.0	$514.7
Operating income as a percentage of sales	9.2%	6.7%	11.3%
Operating income in 2017 increased by $67.4 million, or 25.1%, as compared with 2016. The increase included currency benefits of approximately $2 million. The increase was primarily a result of the $141.3 million pre-tax gain from the sales of the Gestra and Vogt businesses and the $64.6 million decrease in SG&A, partially offset by the $145.8 million decrease in gross profit discussed above.

Operating income in 2016 decreased by $246.7 million, or 47.9%, as compared with 2015. The decrease was primarily a result of the $246.3 million decrease in gross profit and the $7.7 million loss on the sale of a non-strategic foundry business, partially offset by the $4.2 million decrease in SG&A. The decrease included negative currency effects of approximately $12 million.

Interest Expense and Interest Income

	2017	2016	2015
	(Amounts in millions)
Interest expense	$(59.7)	$(60.1)	$(65.3)
Interest income	3.4	2.8	2.1
Interest expense in 2017 decreased by $0.4 million as compared with 2016. The decrease was primarily attributable to decreased borrowings under our Revolving Credit Facility in 2017, as compared to the same period in 2016. Interest expense in 2016 decreased by $5.2 million as compared with 2015. The decrease was primarily attributable to decreased commitments and borrowings under our Revolving Credit Facility in 2016, as compared to the same period in 2015.
Interest income in 2017 increased by $0.6 million as compared with 2016. Interest income in 2016 increased by $0.7 million as compared with 2015.
Other (Expense) Income, net

	2017	2016	2015
	(Amounts in millions)
Other (expense) income, net	$(16.1)	$2.3	$(39.1)
Other expense, net increased $18.4 million from income of $2.3 million in 2016 due primarily to a $13.2 million increase in losses arising from transactions in currencies other than our sites' functional currencies and a $3.6 million increase in losses from foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Brazilian real and British pound in relation to the U.S. dollar during the year ended December 31, 2017, as compared with the same period in 2016.
Other income, net increased $41.4 million from expense of $39.1 million in 2015 to income of $2.3 million in 2016. The increase was primarily due to a $58.7 million decrease in losses arising from transactions in currencies other than our sites' functional currencies, partially offset by a $18.2 million decrease in gains from foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Brazilian real, Canadian dollar and British pound in relation to the U.S. dollar during the year ended December 31, 2016, as compared with the same period in 2015, and the $18.5 million loss as a result of the remeasurement of our Venezuelan bolivar-denominated net monetary assets in the first quarter of 2015 that did not recur.
Tax Expense and Tax Rate

	2017	2016	2015
	(Amounts in millions, except percentages)
Provision for income taxes	$258.7	$77.4	$148.4
Effective tax rate	98.4%	36.3%	36.0%
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Act”), which significantly changed U.S. tax law. The Act, among other things, lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while imposing a deemed repatriation tax on deferred foreign income and implementing a modified territorial tax system. While the Act provides for a territorial tax system, beginning in 2018, it provides for two new anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provision and the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain future foreign earnings.
The 2017 tax rate differed from the federal statutory rate of 35% primarily due to the impacts pursuant to enactment of the Act, the net impact of foreign operations, the establishment of valuation allowances against our deferred tax assets in various foreign jurisdictions, primarily Mexico, and taxes related to the sales of the Gestra and Vogt businesses. Our effective tax rate of 98.4% for the year ended December 31, 2017 increased from 36.3% in 2016 due to the tax impacts described above. The 2016 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided.

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
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2017, we have foreign tax credits of $7.5 million, expiring in 2026 and 2027 against which we recorded a valuation allowance of $7.5 million. Additionally, we have recorded other net deferred tax assets of $52.0 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2017	2016	2015
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$2.7	$132.5	$258.4
Net earnings per share — diluted	$0.02	$1.01	$1.93
Average diluted shares	131.4	131.0	133.8

Net earnings in 2017 decreased by $129.8 million to $2.7 million, or to $0.02 per diluted share, as compared with 2016. The decrease was primarily attributable to a $67.4 million increase in operating income, partially offset by a $18.4 million increase in other expense, net, a $0.4 million decrease in interest expense and a $181.3 million increase in tax expense.

Net earnings in 2016 decreased by $125.9 million million to $132.5 million, or to $1.01 per diluted share, as compared with 2015. The decrease was primarily attributable to a $246.7 million decrease in operating income, partially offset by a $41.4 million increase in other income, net, a $5.2 million decrease in interest expense and a $71.0 million decrease in tax expense.
Other Comprehensive Income (Loss)

	2017	2016	2015
	(Amounts in millions)
Other comprehensive income (loss)	$119.8	$(85.8)	$(156.7)

Other comprehensive income in 2017 increased by $205.6 million to $119.8 million from a loss of $85.8 million in 2016. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Indian rupee versus the U.S. dollar at December 31, 2017 as compared with 2016.
Other comprehensive loss in 2016 decreased by $70.9 million to $85.8 million as compared to $156.7 million in 2015. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the British pound, Euro and Mexican peso versus the U.S. dollar at December 31, 2016 as compared with 2015.
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
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). EPD includes longer lead time, highly-engineered pump products and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement parts and related equipment and provides aftermarket services. EPD primarily operates in the oil and gas, power generation, chemical, and general industries. EPD operates in 47 countries with 30 manufacturing facilities worldwide, nine of which are located in Europe, nine in North America, seven in Asia and five in Latin America, and it has 123 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	EPD
	2017	2016	2015
	(Amounts in millions, except percentages)
Bookings	$1,842.1	$1,823.8	$2,065.6
Sales	1,775.4	1,996.0	2,256.8
Gross profit	544.5	621.6	738.3
Gross profit margin	30.7%	31.1%	32.7%
Segment operating income	156.8	167.4	320.0
Segment operating income as a percentage of sales	8.8%	8.4%	14.2%
Backlog (at period end)	1,027.7	968.8	1,160.5

Bookings in 2017 increased by $18.3 million, or 1.0%, as compared with 2016 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China. The increase included currency benefits of approximately $11 million. The increase in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by a decrease in the power generation and general industries. Customer bookings increased $112.8 million into Asia Pacific and $39.0 million into Africa and were partially offset by decreased customer bookings of $60.1 million into the Middle East, $46.9 million into Europe, $20.0 million into North America and $18.4 million into Latin America. The increase was driven by customer original equipment bookings. Of the $1.8 billion of bookings in 2017, approximately 51% were from oil and gas, 19% from chemical, 17% from general industries and 13% from power generation. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $6.6 million.
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
Sales in 2017 decreased $220.6 million, or 11.1%, as compared with 2016. The decrease included currency benefits of approximately $13 million. The decrease was more heavily weighted towards customer original equipment sales, resulting from decreased customer sales of $129.2 million into North America, $64.0 million into Latin America, $15.0 million into Europe, $11.2 million into the Middle East and $6.3 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $4.5 million.
Sales in 2016 decreased $260.8 million, or 11.6%, as compared with 2015. The decrease included negative currency effects of approximately $88 million. The decrease was proportionally driven by decreased original equipment and aftermarket sales, resulting from decreased customer sales of $110.2 million into Latin America, $84.3 million into North America, $27.7 million into Europe, $19.3 million into Africa, $13.5 million into Asia Pacific and $2.0 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $14.0 million.
Gross profit in 2017 decreased by $77.1 million, or 12.4%, as compared with 2016. Gross profit margin in 2017 of 30.7% decreased from 31.1% in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by lower costs and increased savings related to our Realignment Programs, a mix shift to higher margin aftermarket sales and $10.9 million of charges to write down inventory in Brazil in 2016 that did not recur.
Gross profit in 2016 decreased by $116.7 million, or 15.8%, as compared with 2015. Gross profit margin in 2016 of 31.1% decreased from 32.7% in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, a charge to write down inventory in Brazil and increased charges related to our Realignment Programs, partially offset by realignment savings achieved.
Operating income in 2017 decreased by $10.6 million, or 6.3%, as compared with 2016. The decrease included currency benefits of approximately $1 million. The decrease was due to the $77.1 million decrease in gross profit, partially offset by a $58.8 million decrease in SG&A (including an increase due to currency effects of approximately $2 million). The decrease in SG&A is primarily due to EPD's $71.2 million portion of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 that did not recur and decreased charges and increased savings related to our Realignment Programs, partially offset by a $26.0 million impairment charge in the second quarter of 2017 related to our manufacturing facility in Brazil.
Operating income in 2016 decreased by $152.6 million, or 47.7%, as compared with 2015. The decrease included negative currency effects of approximately $10 million. The decrease was due to the $116.7 million decrease in gross profit, a $31.4 million increase in SG&A (including a decrease due to currency effects of approximately $22 million) and a $7.7 million loss on the sale of a non-strategic foundry business. The increase in SG&A is primarily due to increased bad debt expense as a result of EPD's $71.2 million portion of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016, partially offset by savings achieved related to our Realignment Programs and lower selling-related expenses.
Backlog of $1.0 billion at December 31, 2017 increased by $58.9 million, or 6.1%, as compared with December 31, 2016. Currency effects provided an increase of approximately $52 million. Backlog at December 31, 2017 included $16.0 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.0 billion at December 31, 2016 decreased by $191.7 million, or 16.5%, as compared with December 31, 2015. Currency effects provided a decrease of approximately $2 million. The decrease includes the impact of cancellations of orders booked during prior years. Order cancellations do not typically result in material negative impacts to our financial results due to the cancellation provisions of our long lead time contracts. Backlog at December 31, 2016 included $11.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered and pre-configured industrial pumps and pump systems, including submersible motors and specialty products, collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services, collectively referred to as "aftermarket". IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 19 manufacturing facilities, five of which are located in the U.S and eight in Europe and six in Asia and it operates 30 QRCs worldwide, including 19 sites in Europe and six in the U.S. two in Latin America and three in Asia, including those co-located in manufacturing facilities and/or shared with EPD.

	IPD
	2017	2016	2015
	(Amounts in millions, except percentages)
Bookings	$821.7	$797.7	$887.2
Sales	775.2	835.1	981.9
Gross profit	143.6	182.5	238.7
Gross profit margin	18.5%	21.9%	24.3%
Segment operating (loss) income	(49.5)	(6.4)	29.1
Segment operating (loss) income as a percentage of sales	(6.4)%	(0.8)%	3.0%
Backlog (at period end)	424.3	375.6	424.6

Bookings in 2017 increased by $24.0 million, or 3.0%, as compared with 2016. The increase included currency benefits of approximately $7 million. The increase in customer bookings was primarily driven by the oil and gas and general industries, partially offset by a decrease in the chemical industry. Bookings increased $23.8 million into Europe, $19.3 million into Latin America and $12.6 million into North America and were partially offset by decreased bookings of $22.5 million into the Middle East and $18.2 million into Asia Pacific. The increase was driven by customer original equipment bookings. Of the $821.7 million of bookings in 2017, approximately 45% were from general industries, 19% from chemical, 17% from oil and gas, 13% from water management and 6% from power generation. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $1.7 million.

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
Sales in 2017 decreased by $59.9 million, or 7.2%, as compared with 2016. The decrease included currency benefits of approximately $8 million and was driven by decreased customer original equipment sales. Customer sales decreased $35.0 million into Asia Pacific, $26.0 million into North America, $14.1 million into Africa and $5.7 million into Latin America, partially offset by increased sales of $10.0 million into the Middle East and $7.4 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $0.4 million.

Sales in 2016 decreased by $146.8 million, or 15.0%, as compared with 2015. The decrease included negative currency effects of approximately $13 million and was primarily driven by customer original equipment sales. Customer sales decreased $54.8 million into Europe, $31.3 million into North America, $17.8 million into Asia Pacific, $14.5 million into the Middle East, $13.1 million into Latin America and $5.4 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $9.0 million.
Gross profit in 2017 decreased by $38.9 million, or 21.3%, as compared with 2016. Gross profit margin in 2017 of 18.5% decreased from 21.9% in 2016. The decrease in gross profit margin was primarily attributable to a $16.9 million charge in the second quarter of 2017 for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by lower charges and increased savings related to our Realignment Programs.
Gross profit in 2016 decreased by $56.2 million, or 23.5%, as compared with 2015. Gross profit margin in 2016 of 21.9% decreased from 24.3% in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and the unfavorable impact of short-term operational inefficiencies related to the initial execution of certain Realignment Programs, partially offset by savings achieved related to our Realignment Programs and the reduced impact of SIHI purchase accounting adjustments in 2016.
Operating loss for 2017 increased by $43.1 million, or 673.4%, as compared with 2016. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $38.9 million decrease in gross profit and a $4.2 million increase in SG&A (including an increase due to currency effects of approximately $2 million). The increase in SG&A is primarily due to increased charges related to our Realignment Programs which were partially offset by increased savings related to our Realignment Programs.
Operating loss for 2016 decreased by $35.5 million, or 122.0%, as compared with 2015. The decrease included currency benefits of approximately $1 million. The decrease was primarily due to the $56.2 million decrease in gross profit, partially offset by a $20.8 million decrease in SG&A related primarily to savings achieved and decreased charges related to our Realignment Programs, lower SIHI integration costs and lower selling-related expenses.
Backlog of $424.3 million at December 31, 2017 increased by $48.7 million, or 13.0%, as compared with December 31, 2016. Currency effects provided an increase of approximately $38 million. Backlog at December 31, 2017 included $17.3 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $375.6 million at December 31, 2016 decreased by $49.0 million, or 11.5%, as compared with December 31, 2015. Currency effects provided a decrease of approximately $17 million. Backlog at December 31, 2016 included $14.2 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 47 manufacturing facilities and QRCs in 21 countries around the world, with five of its 22 manufacturing operations located in the U.S., 10 located in Europe and six located in

Asia Pacific. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	FCD
	2017	2016	2015
	(Amounts in millions, except percentages)
Bookings	$1,225.7	$1,216.8	$1,318.5
Sales	1,188.1	1,233.7	1,415.5
Gross profit	395.1	427.4	496.8
Gross profit margin	33.3%	34.6%	35.1%
Segment operating income	321.2	198.6	233.6
Segment operating income as a percentage of sales	27.0%	16.1%	16.5%
Backlog (at period end)	617.4	584.5	622.0

Bookings in 2017 increased $8.9 million, or 0.7%, as compared with 2016. The increase included currency benefits of approximately $9 million. The increase in customer bookings was primarily driven by the oil and gas, water management and power generation industries and was partially offset by decreased customer bookings in general industries. Increased customer bookings of $43.2 million into North America, $39.4 million into Asia Pacific and $10.0 million into Africa were largely offset by decreased bookings of $66.8 million into Europe and $18.8 million into Latin America. The increase was driven by customer aftermarket bookings. Of the $1.2 billion of bookings in 2017, approximately 32% were from oil and gas, 29% from chemical, 21% from general industries, 16% from power generation and 2% from water management.

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
Sales in 2017 decreased by $45.6 million, or 3.7%, as compared with 2016. The decrease included currency benefits of approximately $13 million and was driven by decreased customer original equipment sales. Sales decreased $21.4 million into Europe, $17.7 million into the Middle East and $16.1 million into Latin America, partially offset by an increase of $6.8 million into Asia Pacific.

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
Gross profit in 2017 decreased by $32.3 million, or 7.6%, as compared with 2016. Gross profit margin in 2017 of 33.3% decreased from 34.6% for the same period in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects shipped from backlog, partially offset by increased savings achieved related to our Realignment Programs compared to the same period in 2016.

Gross profit in 2016 decreased by $69.4 million, or 14.0%, as compared with 2015. Gross profit margin in 2016 of 34.6% decreased from 35.1% for the same period in 2015. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by savings achieved and decreased charges related to our Realignment Programs compared to the same period in 2015.
Operating income in 2017 increased by $122.6 million, or 61.7%, as compared with 2016. The increase included currency benefits of approximately $2 million. The increase was primarily attributable to the $141.2 million of pre-tax gain from the sales of the Gestra and Vogt businesses and a decrease in SG&A of $14 million (including an increase due to currency effects of approximately $1 million), partially offset by the $32.3 million decrease in gross profit. The decrease in SG&A was primarily due to savings achieved related to our Realignment Programs compared to the same period in 2016.

Operating income in 2016 decreased by $35.0 million, or 15.0%, as compared with 2015. The decrease included negative currency effects of approximately $3 million. The decrease was primarily attributable to the $69.4 million decrease in gross profit, partially offset by the $34.4 million decrease in SG&A. The decrease in SG&A was primarily due to savings achieved and decreased charges related to our Realignment Programs and lower selling-related expenses as compared to the same period in 2015.
Backlog of $617.4 million at December 31, 2017 increased by $32.9 million, or 5.6%, as compared with December 31, 2016. Currency effects provided an increase of approximately $20 million. Backlog of $584.5 million at December 31, 2016 decreased by $37.5 million, or 6.0%, as compared with December 31, 2015. Currency effects provided an increase of less than $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2017	2016	2015
	(Amounts in millions)
Net cash flows provided by operating activities	$311.1	$240.5	$440.8
Net cash flows provided (used) by investing activities	176.6	(91.5)	(525.3)
Net cash flows (used) provided by financing activities	(185.4)	(143.7)	37.7

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2017 was $703.4 million, compared with $367.2 million at December 31, 2016 and $366.4 million at December 31, 2015.
Our cash provided by operating activities was $311.1 million, $240.5 million and $440.8 million in 2017, 2016 and 2015, respectively, which provided cash to support short-term working capital needs. Cash flow provided by working capital increased in 2017 due primarily to higher cash provided by lower accounts receivable of $60.2 million, lower inventory of $48.6 million and higher accounts payable of $12.4 million. During 2017, we contributed $44.9 million to our defined benefit pension plans. Working capital increased in 2016 due primarily to lower accounts payable of $71.0 million and lower accrued liabilities of $88.8 million, partially offset by higher cash provided by lower accounts receivable of $36.9 million and lower inventory of $52.9 million. During 2016, we contributed $42.5 million to our defined benefit pension plans.
Decreases in accounts receivable provided $60.2 million of cash flow in 2017, as compared with $36.9 million in 2016 and $53.1 million in 2015. The decrease in accounts receivable in 2017 was partially attributable to lower sales during the period as compared to the same period in 2016. For the fourth quarter of 2017 our days' sales outstanding ("DSO") was 75 days as compared to 74 days for 2016 and 72 days for 2015. We have not experienced a significant increase in customer payment defaults in 2017.
Decreases in inventory provided $48.6 million of cash flow in 2017 as compared with $52.9 million in 2016 and a use of $21.3 million in 2015. The source of cash from inventory in 2017 was primarily due to decreased work in process and finished goods inventory and in 2016 was primarily a result of decreased backlog. Inventory turns were 3.3 times at December 31, 2017, as compared with 3.3 times for 2016 and 3.7 for 2015. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Increases in accounts payable provided $12.4 million of cash flow in 2017 compared with a use of $71.0 million in 2016. Decreases in accrued liabilities and income taxes payable used $3.4 million of cash flow in 2017 compared with $88.8 million in 2016.
Cash flows provided by investing activities were $176.6 million in 2017, as compared to a use of cash of $91.5 million and $525.3 million in 2016 and 2015, respectively. Cash flow provided by investing activities include $232.8 million of net proceeds from the sale of our Gestra and Vogt businesses. Cash outflows for 2015 resulted primarily from payments for the SIHI acquisition of $353.7 million. Capital expenditures were $61.6 million, $89.7 million and $181.9 million in 2017, 2016 and 2015, respectively. In 2018, we currently estimate capital expenditures to be between $80 million and $90 million before consideration of any acquisition activity.

Cash flows used by financing activities were $185.4 million in 2017 compared to $143.7 million in 2016 and a source of cash of $37.7 million in 2015. Cash outflows during 2017 resulted primarily from $99.2 million of dividend payments and $60.0 million in payments on long-term debt. Cash outflows during 2016 resulted primarily from $97.7 million of dividend payments and $60.0 million in payments on long-term debt. Cash inflows during 2015 resulted primarily from the $526.3 million in proceeds from the issuance of the 2022 EUR Senior Notes, partially offset by outflows from the repurchase of $303.7 million of our common stock, $93.7 million of dividend payments and $45.0 million in payments on long-term debt.
We have maintained our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders following attainment of the previously announced target leverage ratio. On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of December 31, 2017 we had $160.7 million of remaining capacity. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Our cash needs for the next 12 months are expected to be comparable to those of 2017. We believe cash flows from operating activities, combined with availability under our Revolving Credit Facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 2 to our consolidated financial statements included in Item 8 of this Annual Report contains a discussion of our disposition and acquisition activity.
Financing
Our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity of October 14, 2020. On June 30, 2017, we amended our existing Senior Credit Facility. The amendment, among other changes, includes the following: (i) a decrease of the Revolving Credit Facility commitment from $1.0 billion to $800 million, (ii) an increase of the leverage ratio from 3.50 to 4.00 times debt to total Consolidated EBITDA through June 30, 2019, with a step-down to 3.75 for any fiscal quarter ending after July 1, 2019, (iii) the addition of a new pricing level on our senior unsecured long-term debt ratings for Ba2/BB, with an increase in interest rate margin for LIBOR loans to 2.00% and for base rate loans to 1.00% and (iv) a revision to the restrictions on the ability to incur debt by decreasing the maximum principal amount of priority debt allowed from 15% to 7.5% of the consolidated tangible assets and a decrease on the maximum amount of receivables that could be securitized from $200 million to $100 million. Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. All other material terms under the Senior Credit Facility remained unchanged. A discussion of our debt and related covenants is included in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report. We were in compliance with all covenants as of December 31, 2017.
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

Liquidity Analysis
Our cash balance increased by $336.3 million to $703.4 million as of December 31, 2017 as compared with December 31, 2016. The cash increase included $311.1 million in operating cash flows and $232.8 million of net proceeds from the sale of our Gestra and Vogt businesses, partially offset by $61.6 million in capital expenditures, $99.2 million in dividend payments and $60.0 million in payments on long-term debt.
Approximately 36% of our currently outstanding Term Loan Facility and $22.2 million of other short-term borrowings are due to mature in 2018 and 2019. Our Senior Credit Facility matures in October 2020. As of December 31, 2017, we had no revolving loans and $94.8 million letters of credit outstanding under our $800.0 million Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions. For additional information on our Senior Credit Facility, see Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.
At December 31, 2017 and 2016, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $20.0 million to our U.S. pension plan in 2017, excluding direct benefits paid of $3.8 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At December 31, 2017, $635.3 million of our total cash balance of $703.4 million was held by foreign subsidiaries, $529.2 million of which we consider permanently reinvested outside the U.S. Based on the expected 2018 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $529.2 million could be repatriated resulting in a U.S. cash tax liability between $5 million and $15 million.

OUTLOOK FOR 2018
Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, expected cost savings from our realignment programs, depreciation and amortization, research and development expenses, potential impairment of assets, tax rate and pending tax and legal proceedings. Our future results of operations may also be affected by employee incentive compensation including our annual program and the amount, type and valuation of share-based awards granted, as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in "Item 1A. Risk Factors" of this Annual Report.
Our bookings were $3,803.9 million during 2017. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. In the short-term, we believe that an improved oil price outlook will somewhat positively impact oil and gas upstream investment and impact mid-stream and downstream investment to a lesser extent. In addition, a recovery in the overall level of spending by oil and gas companies could continue to increase demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain solid as the industry works through current excess supply while projected depletion rates of existing fields and forecasted long-term demand grow. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this challenging environment.
We expect a continued competitive economic environment in 2018. Continued execution of our Realignment Programs and investments in broad-based employee incentive compensation, while providing long-term benefits, will pressure operating margins in 2018. We anticipate benefits from the continuation of our end-user strategies, the strength of our high margin aftermarket business, continued disciplined cost management, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2018 given the continuing uncertainty of capital spending in many of our markets and global economic conditions.
On December 31, 2017, we had $1,388.6 million of fixed-rate Senior Notes outstanding and $164.4 million of variable-rate debt under our Term Loan Facility.  As of December 31, 2017, we had no variable to fixed interest rate derivative contracts.

However, because a portion of our debt carries a variable rate of interest, our debt is subject to volatility in rates, which could impact interest expense. We expect our interest expense in 2018 will be relatively consistent with amounts incurred in 2017. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Revolving Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2018. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2018, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $80 million and $90 million, before consideration of any acquisition activity. We have $60.0 million in scheduled principal repayments in 2018 under our Term Loan Facility, and we expect to comply with the covenants under our Senior Credit Facility in 2018. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2018 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $10 million in 2018, excluding direct benefits paid.
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". A discussion of our adoption of the ASU is included in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2017:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Term Loan Facility and Senior Notes:	$60.0	$104.4	$1,091.2	$297.4	$1,553.0
Fixed interest payments(1)	37.0	73.9	62.9	10.5	184.3
Variable interest payments(2)	4.8	4.0	—	—	8.8
Other debt and capital lease obligations	15.6	6.6	—	—	22.2
Operating leases	51.7	66.3	43.6	71.7	233.3
Purchase obligations:(3)
Inventory	407.5	2.5	—	—	410.0
Non-inventory	36.5	0.7	—	—	37.2
Pension and postretirement benefits(4)	60.0	119.7	127.2	308.3	615.2
Total	$673.1	$378.1	$1,324.9	$687.9	$3,064.0
_______________________________________

(1)	Fixed interest payments represent interest payments on the Senior Notes and Term Loan Facility as defined in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report.

(2)	Variable interest payments under our Term Loan Facility were estimated using a base rate of three-month LIBOR as of December 31, 2017.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2017, the gross liability for uncertain tax positions was $51.5 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.
The following table presents a summary of our commercial commitments at December 31, 2017:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$340.0	$141.3	$24.8	$23.2	$529.3
Surety bonds	93.6	6.8	0.7	0.4	101.5
Total	$433.6	$148.1	$25.5	$23.6	$630.8

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 65% of total defined benefit pension plan assets and approximately 53% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2017. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. At December 31, 2017, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $713.5 million from $642.3 million at December 31, 2016. Assets were allocated as follows:

	U.S. Plan
Asset category	2017	2016
Cash and Cash Equivalents	1%	—%
U.S. Large Cap	—%	20%
U.S. Small Cap	—%	4%
International Large Cap	—%	14%
Emerging Markets	—%	5%
World Equity	—%	8%
Global Equity	36%	—%
Global Real Assets	12%	—%
Equity securities	48%	51%
Diversified Credit	12%	—%
Liability Driven Investment	39%	39%
Long-Term Government/Credit	—%	10%
Fixed income	51%	49%

	Non-U.S. Plans
Asset category	2017	2016
Cash and Cash Equivalents	3%	4%
North American Companies	3%	3%
Global Equity	3%	8%
Equity securities	6%	11%
U.K. Government Gilt Index	41%	31%
U.K. Corporate Bond Index	1%	1%
Global Fixed Income Bond	2%	2%
Liability Driven Investment	9%	11%
Fixed income	53%	45%
Multi-asset	22%	25%
Buy-in Contract	10%	9%
Other	6%	6%
Other Types	38%	40%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $875.3 million and $833.5 million as of December 31, 2017 and 2016, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2018 is approximately $0.2 million and $9.2 million, respectively. We amortize estimated prior service costs and estimated net losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $23.9 million and $27.3 million as of December 31, 2017 and 2016, respectively. The estimated actuarial net gain for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive income into net pension expense in 2018 is $0.5 million. The estimated prior service cost that is expected to be amortized from accumulated other comprehensive loss into pension expense in 2018 is $0.1 million. We amortize any estimated net gain over the remaining average expected service period of approximately two years.
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
In 2017, net pension expense for our defined benefit pension plans included in operating income was $35.2 million compared with $37.5 million in 2016 and $40.1 million in 2015.

The following are assumptions related to our defined benefit pension plans as of December 31, 2017:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.63%	2.25%
Rate of increase in compensation levels	4.01	3.25
Weighted average assumptions used to determine 2017 net pension expense:
Long-term rate of return on assets	6.00%	3.88%
Discount rate	4.00	2.34
Rate of increase in compensation levels	4.01	3.22
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.3)	$1.3
Effect on Benefit Obligation	(17.2)	18.6
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.9)	1.1
Effect on Benefit Obligation	(31.2)	33.8
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.3)	0.2
Effect on Benefit Obligation	(0.7)	0.8
Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.0)	$2.0
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.1)	1.1
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.
At December 31, 2017, as compared with December 31, 2016, we decreased our discount rate for the U.S. plan from 4.00% to 3.63% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had lower yields due to current market conditions. The average discount rate for the non-U.S. plans decreased from 2.34% to 2.25% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. The average assumed rate of compensation remained relatively constant at approximately 4.01% for the U.S. plan and increased to 3.25% from 3.22% for our non-U.S. plans. To determine the 2017 pension expense, the expected rate of return on U.S. plan assets remained constant at 6.00% and we decreased our average rate of return on non-U.S. plan assets from 4.68% to 3.88%, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate. For all U.S. plans, we adopted the RP-2006 mortality tables and the MP-2017 improvement scale published in October 2017. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $3.7 million lower in 2018 than the $35.2 million in 2017, primarily due to an increase in expected return on plan assets, a decrease in expected interest cost and no anticipated special events. We have used discount rates of 3.63%, 2.25% and 3.48% at December 31, 2017, in calculating our estimated 2018 net pension expense for U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.0% for 2017 and 7.5% for both 2016 and 2015, with a gradual decrease to 5.0% for 2025 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $44.9 million, $46.8 million and $48.9 million to our defined benefit plans in 2017, 2016 and 2015, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2018 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $10 million to our non-U.S. pension plans in 2018, excluding direct benefits paid.
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
Revenue Recognition
Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is typically based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. We defer the recognition of revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Freight charges billed to customers are included in sales and the related shipping costs are included in COS in our consolidated statements of income. Our contracts typically include cancellation provisions that require customers to reimburse us for costs incurred up to the date of cancellation, as well as any contractual cancellation penalties.
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

Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represented approximately 4%, 5% and 7% of our consolidated sales as of December 31, 2017, 2016 and 2015, respectively.
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
Effective January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". A discussion of our adoption of the ASU is included in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
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
The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in four reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
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
We did not record an impairment of goodwill in 2017, 2016 or 2015; however, the estimated fair value of our EPO and IPD reporting units reduced significantly in 2016 and 2015 due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pumps and pump systems. As of December 31, 2017, our EPO reporting unit had approximately $159 million of goodwill and its estimated fair value exceeded its carrying value by approximately 82% as compared to approximately $156 million of goodwill and its estimated fair value exceeded its carrying value by approximately 45% as of December 31, 2016. In addition, our IPD reporting unit had approximately $319 million of goodwill and its fair value exceeded its carrying value by approximately 66% as of December 31, 2017 as compared to approximately $298 million of goodwill and its fair value exceeded its carrying value by approximately 70% as of December 31, 2016. Key assumptions used in determining the estimated fair value of our EPO and IPD reporting units included the annual operating plan and forecasted operating results, successful execution of our current realignment programs and identified strategic initiatives, a constant cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. A 100 basis point increase in our cost of capital would reduce the estimated fair values of both EPO and IPD reporting units by approximately 12%, which coupled with a prolonged down cycle of the oil and gas markets, could potentially put both reporting units' goodwill at risk of a future impairment. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2017, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased slightly as compared with 2016 and did not indicate a potential impairment of our goodwill as of December 31, 2017.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2017, 2016 or 2015.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At December 31, 2017, we had $164.4 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 3.19%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the year ended December 31, 2017.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $98.8 million, $(72.0) million and $(173.4) million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in other comprehensive loss. The net gain in 2017 was primarily driven by the strengthening of the Euro, British pound and Indian rupee versus the U.S. dollar at December 31, 2017 as compared with December 31, 2016.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2017, we had a U.S. dollar equivalent of $235.6 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $393.8 million at December 31, 2016. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(14.0) million, $2.8 million and $(37.7) million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2017, a 10% change in the foreign currency exchange rates for the year ended December 31, 2017 would have impacted our net earnings by approximately $7 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flowserve Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 28, 2018

We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$703,445	$367,162
Accounts receivable, net	856,711	882,638
Inventories, net	884,273	897,690
Prepaid expenses and other	114,316	150,199
Total current assets	2,558,745	2,297,689
Property, plant and equipment, net	671,796	724,805
Goodwill	1,218,188	1,205,054
Deferred taxes	51,974	83,722
Other intangible assets, net	210,049	214,527
Other assets, net	199,722	183,126
Total assets	$4,910,474	$4,708,923
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$443,113	$412,087
Accrued liabilities	724,196	680,986
Debt due within one year	75,599	85,365
Total current liabilities	1,242,908	1,178,438
Long-term debt due after one year	1,499,658	1,485,258
Retirement obligations and other liabilities	496,954	407,839
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	488,326	491,848
Retained earnings	3,503,947	3,598,396
Treasury shares, at cost — 46,471 and 46,980 shares, respectively	(2,059,558)	(2,078,527)
Deferred compensation obligation	6,354	8,507
Accumulated other comprehensive loss	(505,473)	(624,788)
Total Flowserve Corporation shareholders’ equity	1,654,587	1,616,427
Noncontrolling interests	16,367	20,961
Total equity	1,670,954	1,637,388
Total liabilities and equity	$4,910,474	$4,708,923

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Sales	$3,660,831	$3,990,487	$4,557,791
Cost of sales	(2,575,454)	(2,759,254)	(3,080,254)
Gross profit	1,085,377	1,231,233	1,477,537
Selling, general and administrative expense	(903,864)	(968,530)	(972,733)
Gain (loss) on sale of businesses	141,317	(7,664)	—
Net earnings from affiliates	12,592	12,926	9,861
Operating income	335,422	267,965	514,665
Interest expense	(59,730)	(60,137)	(65,270)
Interest income	3,429	2,804	2,065
Other (expense) income, net	(16,114)	2,280	(39,093)
Earnings before income taxes	263,007	212,912	412,367
Provision for income taxes	(258,679)	(77,380)	(148,351)
Net earnings, including noncontrolling interests	4,328	135,532	264,016
Less: Net earnings attributable to noncontrolling interests	(1,676)	(3,077)	(5,605)
Net earnings attributable to Flowserve Corporation	$2,652	$132,455	$258,411
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.02	$1.02	$1.94
Diluted	0.02	1.01	1.93
Cash dividends declared per share	$0.76	$0.76	$0.72

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$4,328	$135,532	$264,016
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes of $19,593, $(8,628) and $6,093 in 2017, 2016 and 2015, respectively	98,830	(71,994)	(173,385)
Pension and other postretirement effects, net of deferred taxes of $(14,228), $9,737 and $(4,472) in 2017, 2016 and 2015, respectively	20,775	(16,069)	14,937
Cash flow hedging activity, net of deferred taxes of $(38), $(296) and $(831) in 2017, 2016 and 2015, respectively	148	2,220	1,752
Other comprehensive income (loss)	119,753	(85,843)	(156,696)
Comprehensive income, including noncontrolling interests	124,081	49,689	107,320
Comprehensive income attributable to noncontrolling interests	(2,114)	(3,787)	(7,036)
Comprehensive income attributable to Flowserve Corporation	$121,967	$45,902	$100,284

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance, as reported — January 1, 2015	176,793	$220,991	$495,600	$3,403,834	(42,444)	$(1,830,919)	$10,558	$(380,099)	$10,281	$1,930,246
Stock activity under stock plans	—	—	(41,860)	—	789	27,785	—	—	—	(14,075)
Stock-based compensation	—	—	34,797	19	—	—	—	—	—	34,816
Tax benefit associated with stock-based compensation	—	—	6,424	—	—	—	—	—	—	6,424
Net earnings	—	—	—	258,411	—	—	—	—	5,605	264,016
Cash dividends declared	—	—	—	(96,306)	—	—	—	—	—	(96,306)
Repurchases of common shares	—	—	—	—	(6,048)	(303,651)	—	—	—	(303,651)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(158,133)	1,437	(156,696)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(67)	(67)
Other, net	—	—	—	—	—	—	(325)	—	—	(325)
Balance — December 31, 2015	176,793	220,991	494,961	3,565,958	(47,703)	(2,106,785)	10,233	(538,232)	17,256	1,664,382
Stock activity under stock plans	—	—	(33,571)	—	723	28,258	—	—	—	(5,313)
Stock-based compensation	—	—	30,203	10	—	—	—	—	—	30,213
Tax benefit associated with stock-based compensation	—	—	255	—	—	—	—	—	—	255
Net earnings	—	—	—	132,455	—	—	—	—	3,077	135,532
Cash dividends declared	—	—	—	(100,027)	—	—	—	—	—	(100,027)
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(86,556)	713	(85,843)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(85)	(85)
Other, net	—	—	—	—	—	—	(1,726)	—	—	(1,726)
Balance — December 31, 2016	176,793	$220,991	$491,848	$3,598,396	(46,980)	$(2,078,527)	$8,507	$(624,788)	$20,961	$1,637,388
ASU No. 2016-09, Compensation - Stock Compensation	—	—	(2,966)	2,966	—	—	—	—	—	—
Stock activity under stock plans	—	—	(23,479)	—	509	18,969	—	—	—	(4,510)
Stock-based compensation	—	—	22,820	—	—	—	—	—	—	22,820
Tax benefit associated with stock-based compensation	—	—	103	—	—	—	—	—	—	103
Net earnings	—	—	—	2,652	—	—	—	—	1,676	4,328
Cash dividends declared	—	—	—	(100,067)	—	—	—	—	—	(100,067)
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	119,315	438	119,753
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(6,708)	(6,708)
Other, net	—	—	—	—	—	—	(2,153)	—	—	(2,153)
Balance — December 31, 2017	176,793	$220,991	$488,326	$3,503,947	(46,471)	$(2,059,558)	$6,354	$(505,473)	$16,367	$1,670,954
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$4,328	$135,532	$264,016
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	101,438	99,897	99,501
Amortization of intangible and other assets	17,016	16,855	27,586
(Gain) loss on sale of businesses	(141,317)	7,664	—
Stock-based compensation	22,820	30,213	34,816
Provision for U.S. Tax Cuts and Jobs Act of 2017 and Latin America accounts receivable reserve	115,320	73,452	—
Foreign currency, asset impairment and other non-cash adjustments	33,087	(8,127)	74,382
Change in assets and liabilities:
Accounts receivable, net	60,216	36,927	53,060
Inventories, net	48,642	52,892	(21,260)
Prepaid expenses and other	42,159	(25,165)	(13,882)
Other assets, net	(9,224)	(20,310)	6,646
Accounts payable	12,403	(71,008)	(113,639)
Accrued liabilities and income taxes payable	(3,383)	(88,770)	51,073
Retirement obligations and other	(43,431)	16,372	(21,456)
Net deferred taxes	50,992	(15,948)	(84)
Net cash flows provided by operating activities	311,066	240,476	440,759
Cash flows — Investing activities:
Capital expenditures	(61,602)	(89,699)	(181,861)
Payments for acquisition, net of cash acquired	—	—	(353,654)
Proceeds from disposal of assets	5,435	3,294	10,220
Proceeds from (payments for) for disposition of businesses	232,767	(5,064)	—
Net cash flows provided (used) by investing activities	176,600	(91,469)	(525,295)
Cash flows — Financing activities:
Payments on long-term debt	(60,000)	(60,000)	(45,000)
Proceeds from issuance of senior notes	—	—	526,332
Payments of deferred loan costs	(1,503)	—	(5,108)
Proceeds under other financing arrangements	7,359	35,680	9,426
Payments under other financing arrangements	(19,030)	(12,636)	(34,949)
Payments related to tax withholding for stock-based compensation	(6,238)	(10,405)	(15,844)
Repurchases of common shares	—	—	(303,651)
Payments of dividends	(99,233)	(97,746)	(93,650)
Other	(6,708)	1,386	99
Net cash flows (used) provided by financing activities	(185,353)	(143,721)	37,655
Effect of exchange rate changes on cash	33,970	(4,568)	(37,025)
Net change in cash and cash equivalents	336,283	718	(83,906)
Cash and cash equivalents at beginning of year	367,162	366,444	450,350
Cash and cash equivalents at end of year	$703,445	$367,162	$366,444
Income taxes paid (net of refunds)	$59,409	$151,191	$152,536
Interest paid	56,808	57,393	57,030
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017 AND 2016 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2017

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
Revision to Previously Reported Financial Information — As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, we identified accounting errors focused mainly at two of our non-U.S. sites in the inventory, accounts receivable, COS and SG&A balances for prior periods through the first quarter of 2017. We assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, to facilitate comparisons among periods we revised our previously issued audited consolidated financial information which is included in our 2016 Annual Report and unaudited condensed consolidated financial information for the interim periods included in our Form 10-Q/A and Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, respectively.
Venezuela — Our operations in Venezuela primarily consist of a service center that performs service and repair activities. Our Venezuelan subsidiary's sales for the year ended December 31, 2017 represented less than 0.5% of consolidated sales and its assets at December 31, 2017 represented less than 0.5% of total consolidated assets. Assets primarily consisted of United States ("U.S.") dollar-denominated monetary assets and bolivar-denominated non-monetary assets at December 31, 2017. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Venezuelan customers. In the third quarter of 2016 we recorded a charge of $73.5 million to SG&A to fully reserve for those potentially uncollectible accounts receivable (classified as other assets, net on the condensed consolidated balance sheet) and a charge to COS of $1.9 million to reserve for related net inventory exposures. We continue to pursue payments from our Venezuelan customer and in 2017 collected approximately $2 million of previously reserved accounts receivable.
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
Revenue Recognition — Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is typically based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. We defer the recognition of revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Freight charges billed to customers are included in sales and the related shipping costs are included in COS in our consolidated statements of income. Our contracts typically include cancellation provisions that require customers to reimburse us for costs incurred up to the date of cancellation, as well as any contractual cancellation penalties.
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
Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represented approximately 4%, 5% and 7% of our consolidated sales as of December 31, 2017, 2016 and 2015, respectively.
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
Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. In 2016 we experienced increased aging and slower collection of receivables with our primary Venezuelan customer. Due to certain actions of this customer and the diminished activity of business and payments in 2016 we recorded a charge to SG&A to fully reserve for those potential uncollectible accounts receivable and a charge to COS to reserve for related net inventory exposures. We do not believe that we have any other significant concentrations of credit risk.

Inventories and Related Reserves — Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. Due to the long life cycles of our products, we carry spare parts inventories that have historically low usage rates and provide reserves for such inventory based on demonstrated usage and aging criteria.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The identification of our reporting units began at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in four reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
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
We did not record an impairment of goodwill in 2017, 2016 or 2015; however, the estimated fair value of our EPO and IPD reporting units reduced significantly in 2016 and 2015 due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pumps and pump systems. As of December 31, 2017, our EPO reporting unit had approximately $159 million of goodwill and its estimated fair value exceeded its carrying value by approximately 82% as compared to approximately $156 million of goodwill and its estimated fair value exceeded its carrying value by approximately 45% as of December 31, 2016. In addition, our IPD reporting unit had approximately $319 million of goodwill and its fair value exceeded its carrying value by approximately 66% as of December 31, 2017 as compared to approximately $298 million of goodwill and its fair value exceeded its carrying value by approximately 70% as of December 31, 2016. Key assumptions used in determining the estimated fair value of our EPO and IPD reporting units included the annual operating plan and forecasted operating results, successful execution of our current realignment programs and identified strategic initiatives, a constant cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2017, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased slightly as compared with 2016 and did not indicate a potential impairment of our goodwill as of December 31, 2017.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2017, 2016 or 2015.
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

We employ a foreign currency economic hedging strategy to mitigate certain financial risks resulting from foreign currency exchange rate movements that impact foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. The changes in the fair values are recognized immediately in other income (expense), net in the consolidated statements of income. See Note 6 for further discussion of forward exchange contracts.

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
The intrinsic value of Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse based on the expected number of shares that will vest. We account for forfeitures as they occur resulting in the reversal of cumulative expense previously recognized.
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
Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$2,652	$132,455	$258,411
Dividends on restricted shares not expected to vest	—	6	12
Earnings attributable to common and participating shareholders	$2,652	$132,461	$258,423
Weighted average shares:
Common stock	130,600	130,147	132,567
Participating securities	103	285	507
Denominator for basic earnings per common share	130,703	130,432	133,074
Effect of potentially dilutive securities	655	543	737
Denominator for diluted earnings per common share	131,358	130,975	133,811
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.02	$1.02	$1.94
Diluted	0.02	1.01	1.93

Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $38.6 million, $42.8 million and $45.9 million in 2017, 2016 and 2015, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
Accounting Developments
Pronouncements Implemented
In July 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Previous to the issuance of this ASU, ASC 330 required that an entity measure inventory at the lower of cost or market. The amendments of ASU 2015-11 updates that “market” requirement to “net realizable value,” which is defined by the ASU as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Our adoption of ASU No. 2015-11 effective January 1, 2017 did not have an impact on our consolidated financial condition and results of operations.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The ASU affects the accounting for employee share-based payment transactions as it relates to accounting for income taxes, accounting for forfeitures, and statutory tax withholding requirements. We adopted the provisions of ASU 2016-09 as of January 1, 2017. The adoption resulted in a $3.0 million one-time, cumulative adjustment to beginning retained earnings related to the change in our accounting policy from estimated forfeitures to share cancellations. Additionally, the adoption resulted in retrospective adjustments to the classification of specific items in our statement of cash flows. Specifically, we reclassified cash outflows for employee taxes paid from operating to financing and elected to reclassify the cash impacts due to excess tax deficiencies and benefits from financing to operating, which resulted in a net reclassification of cash flows used from operating to financing of approximately $12.9 million and $22.7 million for the years ended December 31, 2016 and 2015, respectively.

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
We have adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method for transition, applying the guidance to those contracts which were not completed as of that date. We have developed and implemented a framework of accounting policies and practices to meet the requirements of the standard, which reflects the applicability of the key factors of the five step model, aligning our business processes, systems and controls to support compliance with the standard requirements.
To date, our assessment of our contracts with customers under the new revenue standard indicates that we will experience an increase in performance obligations satisfied “over-time,” for which the percentage of completion (“POC”) method will be used as the primary measure of progress toward satisfaction. Historically, revenue recognized under the POC method has been 5% to 10% of our consolidated sales. We estimate that the adoption of the new revenue standard and application to performance obligations satisfied after January 1, 2018 will result in revenue recognized under the POC method of approximately 30% to 40% of consolidated sales, driven primarily by contract provisions that transfer ownership overtime or cancellation provisions that require reimbursement for costs incurred plus a reasonable margin and application to more contracts under the the new revenue standard. While the Company is still in the process of final evaluation, we expect to recognize a total cumulative effect to the opening balance of retained earnings as of January 1, 2018 of approximately $20 million, mostly associated with the increase in POC revenue recognition, as a result of initially applying the standard. We also anticipate changes to the consolidated balance sheet related to accounts receivable, inventory, contract assets, accrued liabilities and contract liabilities. In addition, the adoption of the new revenue standard will significantly expand our disclosure requirements, specifically around the quantitative and qualitative information about performance obligations as it pertains to our backlog, changes in contract assets and liabilities, and disaggregation of revenue.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of of ASU No. 2016-01 is not expected to have a material impact on our consolidated financial condition and results of operations.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  We are currently evaluating the impact of ASU No. 2016-02 and all related ASUs on our consolidated financial condition and results of operations.  Although we are continuing to evaluate, upon initial qualitative evaluation, we believe a key change upon adoption will be the balance sheet recognition of leased assets and liabilities. Based on our qualitative evaluation to date, we believe that any changes in income statement recognition will not be material.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-15 is not expected to have a material impact on our consolidated statement of cash flows.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017, including interim periods with those fiscal years. The adoption of ASU No. 2016-18 is not expected to have a material impact on our consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): "Clarifying the Definition of a Business." The ASU clarifies the definition of a business and provides guidance on evaluating as to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition clarification as outlined in this ASU affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of the ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU No. 2017- 01 is not expected to have a material impact on our consolidated financial condition and results of operations.
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
In February 2017, the FASB issued ASU No. 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The FASB issued this ASU to clarify the scope of subtopic 610-20, which the FASB had failed to define in its issuance of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2017-05 will be effective concurrently with ASU No. 2014-09. Similar to ASU 2014-09, we are continuing our evaluation of ASU No. 2017-05 to determine the impact on our consolidated financial condition and results of operations.
On March 10, 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments of this ASU provide additional guidance intended to improve the presentation of net benefit costs, pension costs and net periodic postretirement costs. The amendments in this ASU must be applied to annual reporting periods beginning after December

15, 2017, and to interim periods in 2018. Early adoption of the standard is permitted. The adoption of ASU No. 2017- 07 is not expected to have a material impact on our consolidated financial condition and results of operations.
On May 10, 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments of this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments of the ASU must be applied to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU No. 2017-09 is not expected to have a material impact on our consolidated financial condition and results of operations.
On August 28, 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. The amendments of the ASU must be applied to annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption of the standard is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on our consolidated financial condition and results of operations.

On February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income (“AOCI”)." The ASU and its amendments were issued as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017. The amendments of this ASU address the available options to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change (or portion thereof) is recorded. Additionally, the ASU outlines the disclosure requirements for releasing income tax effects from AOCI. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the impact of ASU No. 2018-02 on our consolidated financial condition and results of operations.

2.	DISPOSITIONS AND ACQUISITION
Vogt
Effective July 6, 2017, we sold our FCD's Vogt product line and related assets and liabilities to a privately held company for $28.0 million of cash received at closing. The sale resulted in a pre-tax gain of $11.1 million recorded in gain on sale of business in the consolidated statements of income. In 2016, net sales related to the Vogt business totaled approximately $17 million, with earnings before interest and taxes of approximately $4 million.
Gestra AG
Effective May 2, 2017, we sold our FCD's Gestra AG ("Gestra") business to a leading provider of steam system solutions for $203.6 million (€178.3 million), which included $180.8 million (€158.3 million) of cash received at closing (net of divested cash and subsequent working capital adjustments) and $24.0 million (€20.0 million) of previous escrow amounts collected in the fourth quarter of 2017. The sale resulted in a pre-tax gain of $130.2 million ($79.4 million after-tax) recorded in gain on sale of business in the consolidated statements of income. The sale included Gestra’s manufacturing facility in Germany as well as related operations in the U.S., the United Kingdom ("U.K."), Spain, Poland, Italy, Singapore and Portugal. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).
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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of January 1, 2016	$478,059	$301,116	$444,811	$1,223,986
Currency translation and other	(4,228)	(1,351)	(13,353)	(18,932)
Balance as of December 31, 2016	$473,831	$299,765	$431,458	$1,205,054
Dispositions	—	(1,900)	(36,880)	(38,780)
Currency translation and other	8,378	21,435	22,101	51,914
Balance as of December 31, 2017	$482,209	$319,300	$416,679	$1,218,188
The following table provides information about our intangible assets for the years ended December 31, 2017 and 2016:

		December 31, 2017		December 31, 2016
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$90,442	$(71,761)	$92,135	$(69,881)
Existing customer relationships(2)	5-10	84,291	(41,279)	78,610	(31,671)
Patents	9-16	26,876	(26,231)	26,529	(25,318)
Other	4-40	88,887	(34,251)	83,171	(30,949)
		$290,496	$(173,522)	$280,445	$(157,819)
Indefinite-lived intangible assets(3)		$94,665	$(1,590)	$93,475	$(1,573)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.
The following schedule outlines actual amortization expense recognized during 2017 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2017:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2017	$15,324
Estimated for year ending December 31, 2018	16,649
Estimated for year ending December 31, 2019	16,127
Estimated for year ending December 31, 2020	14,620
Estimated for year ending December 31, 2021	13,099
Estimated for year ending December 31, 2022	10,934
Thereafter	45,545

Amortization expense for finite-lived intangible assets was $13.9 million in 2016 and $22.0 million in 2015.

4.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2017	2016
	(Amounts in thousands)
Raw materials	$358,827	$348,012
Work in process	548,250	629,766
Finished goods	215,849	206,086
Less: Progress billings	(160,044)	(216,783)
Less: Excess and obsolete reserve	(78,609)	(69,391)
Inventories, net	$884,273	$897,690
During 2017, 2016 and 2015, we recognized expenses of $22.9 million, $14.6 million and $20.2 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.
In the second quarter of 2017, we recorded a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America. This charge was primarily related to our IPD reporting segment and resulted in a decrease to work in process.

5.	STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,619,677 were available for issuance as of December 31, 2017. The long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and ten years of service to continue to vest over the original vesting period ("55/10 Provision").

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. Until the second quarter of 2017, no previous stock options were outstanding. On May 4, 2017, 114,943 stock options were granted with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately two years. No options were granted during years ending December 31, 2016 or 2015. No stock options vested during 2017, 2016 or 2015.

Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	—	$—	84,261	$17.42	97,962	$16.61
Granted	114,943	48.63	—	—	—	—
Exercised	—	—	(84,261)	17.42	(13,701)	11.66
Canceled	—	—	—	—	—	—
Outstanding — end of year	114,943	$48.63	—	$—	84,261	$17.42
Exercisable — end of year	—	$—	—	$—	84,261	$17.42

The weighted average remaining contractual life of options outstanding at December 31, 2017 was 9.3 years.  The weighted average remaining contractual life of options outstanding at December 31, 2015 was one year. The total intrinsic value of stock options exercised was $2.4 million and $1.0 million for the periods ended December 31, 2016 and 2015, respectively.
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
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed when granted. Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2017 and 2016, we had $16.7 million and $15.2 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2017, 2016 and 2015 was $30.5 million, $38.8 million and $41.3 million, respectively.
We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Stock-based compensation expense	$22.8	$30.2	$34.8
Related income tax benefit	(5.2)	(10.4)	(11.8)
Net stock-based compensation expense	$17.6	$19.8	$23.0
The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2017
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,259,275	$50.77
Granted	692,819	49.20
Vested	(523,529)	58.28
Canceled	(224,713)	48.05
Outstanding — ending of year	1,203,852	$47.10

Unvested Restricted Shares outstanding as of December 31, 2017, includes approximately 830,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period as compared with the same measures for a defined peer group for the same period. Most performance units were granted in three annual grants since January 1, 2015 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,637,000 shares based on performance targets. As of December 31, 2017, we estimate vesting of approximately 565,000 shares based on expected achievement of performance targets.

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

During the second quarter of 2017, we discontinued our program to designate forward exchange contracts. The discontinuance of this program had no impact on our financial position as of December 31, 2017. Foreign exchange contracts not designated as hedging instruments had notional values of $235.6 million and $393.2 million at December 31, 2017 and 2016, respectively. At December 31, 2017, the length of foreign exchange contracts currently in place ranged from 4 days to 24 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2017	2016
	(Amounts in thousands)
Current derivative assets	$2,489	$682
Noncurrent derivative assets	177	—
Current derivative liabilities	284	6,878
Noncurrent derivative liabilities	56	355

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Gain recognized in income	$2,122	$5,693	$23,900

Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as Other (expense) income, net.

In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes discussed in Note 10 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the 2022 EUR Senior Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in Other (expense) income, net in our consolidated statements of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the year ended December 31, 2017.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of our debt, excluding the Senior Notes (as described in Note 10), was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 10 and, except for the Senior Notes, approximates fair value. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The estimated fair value of our Senior Notes at December 31, 2017 was $1,402.4 million compared to the carrying value of $1,388.6 million. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2017 and December 31, 2016.

8.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2017	2016
	(Amounts in thousands)
Accounts receivable	$915,824	$934,558
Less: allowance for doubtful accounts	(59,113)	(51,920)
Accounts receivable, net	$856,711	$882,638
Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2017	2016
	(Amounts in thousands)
Land	$84,551	$81,022
Buildings and improvements	470,354	442,756
Machinery, equipment and tooling	682,316	669,639
Software, furniture and fixtures and other	402,608	413,540
Gross property, plant and equipment(1)	1,639,829	1,606,957
Less: accumulated depreciation	(968,033)	(882,152)
Property, plant and equipment, net	$671,796	$724,805
(1) Adjusted by $26.0 million impairment charge in second quarter of 2017 related to our manufacturing facility in Brazil.
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2017	2016
	(Amounts in thousands)
Wages, compensation and other benefits	$180,717	$148,481
Commissions and royalties	23,240	27,767
Customer advance payments	273,127	253,325
Progress billings in excess of accumulated costs	4,411	7,052
Warranty costs and late delivery penalties	53,027	48,946
Sales and use tax	14,830	14,969
Income tax	27,862	15,755
Other	146,982	164,691
Accrued liabilities	$724,196	$680,986

"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.
Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2017	2016
	(Amounts in thousands)
Pension and postretirement benefits	$203,640	$216,772
Deferred taxes	156,276	20,086
Legal and environmental	25,996	32,546
Uncertain tax positions and other tax liabilities	72,711	93,524
Other	38,331	44,911
Retirement obligations and other liabilities	$496,954	$407,839

9.	EQUITY METHOD INVESTMENTS
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
As of December 31, 2017, we had investments in seven joint ventures (one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates and two located in China) that were accounted for using the equity method and are immaterial for disclosure purposes.

10.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2017	2016
	(Amounts in thousands)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $5,335 and $5,748 at December 31, 2017 and 2016, respectively	$594,465	$519,902
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,590 and $2,972 at December 31, 2017 and 2016, respectively	297,410	297,028
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $3,230 and $3,848 at December 31, 2017 and 2016, respectively	496,770	496,152
Term Loan Facility, interest rate of 3.19% and 2.25% at December 31, 2017 and 2016, net of debt issuance costs of $585 and $745, respectively	164,415	224,255
Capital lease obligations and other borrowings	22,197	33,286
Debt and capital lease obligations	1,575,257	1,570,623
Less amounts due within one year	75,599	85,365
Total debt due after one year	$1,499,658	$1,485,258

Scheduled maturities of the Senior Credit Facility (as described below), as well as our Senior Notes and other debt, are:

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2018	$60,000	$15,599	$75,599
2019	59,468	6,598	66,066
2020	44,947	—	44,947
2021	—	—	—
2022	—	1,091,235	1,091,235
Thereafter	—	297,410	297,410
Total	$164,415	$1,410,842	$1,575,257

Senior Notes

On March 17, 2015, we completed a public offering of €500.0 million of Euro senior notes in aggregate principal amount due March 17, 2022 ("2022 EUR Senior Notes"). The 2022 EUR Senior Notes bear an interest rate of 1.25% per year, payable each year on March 17. The 2022 EUR Senior Notes were priced at 99.336% of par value, reflecting a discount to the aggregate principal amount. The proceeds of the offering were €496.7 million ($526.3 million based on exchange rates in effect at the time the offering closed). We used a portion of the proceeds of the 2022 EUR Senior Notes to ultimately fund the acquisition of SIHI described in Note 2 and utilized the remaining portion for other general corporate purposes.
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

Senior Credit Facility

Our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $1.0 billion revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity of October 14, 2020. On June 30, 2017, we amended our existing Senior Credit Facility. The amendment, among other changes, includes the following: (i) a decrease of the Revolving Credit Facility commitment from $1.0 billion to $800 million, (ii) an increase of the leverage ratio from 3.50 to 4.00 times debt to total Consolidated EBITDA through June 30, 2019, with a step-down to 3.75 for any fiscal quarter ending after July 1, 2019, (iii) the addition of a new pricing level on our senior unsecured long-term debt ratings for Ba2/BB, with an increase in interest rate margin for LIBOR loans to 2.00% and for base rate loans to 1.00% and (iv) a revision to the restrictions on the ability to incur debt by decreasing the maximum principal amount of priority debt allowed from 15% to 7.5% of the consolidated tangible assets and a decrease on the maximum amount of receivables that could be securitized from $200 million to $100 million. Subject to certain conditions, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. All other material terms and conditions under the Senior Credit Facility remained unchanged.

As of December 31, 2017 and December 31, 2016, we had no revolving loans outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $94.8 million and $102.6 million at December 31, 2017 and December 31, 2016, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $644.8 million and $553.5 million, respectively. The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly. We were in compliance with the covenants as of December 31, 2017.
Repayment of Obligations —We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.20% (per annum) at December 31, 2017. We made scheduled principal repayments under our Term Loan Facility of $60.0 million in both 2017 and 2016 and $45.0 million in 2015. We have scheduled principal repayments of $15.0 million due in each of the next four quarters of 2018 under our Term Loan Facility.

Operating Leases
We have non-cancellable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $54.9 million, $54.7 million and $53.1 million in 2017, 2016 and 2015, respectively.
The future minimum lease payments due under non-cancellable operating leases are (amounts in thousands):

Year Ended December 31,
2018	$51,652
2019	37,452
2020	28,801
2021	22,589
2022	21,003
Thereafter	71,672
Total minimum lease payments	$233,169

11.	PENSION AND POSTRETIREMENT BENEFITS
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

The asset allocation of our defined benefit plans reflects our decision about the proportion of the investment in equity and fixed income securities, and, where appropriate, the various sub-asset classes of each. At least annually, we complete a comprehensive review of our asset allocation policy and the underlying assumptions, which includes our long-term capital markets rate of return assumptions and our risk tolerances relative to our defined benefit plan liabilities.
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
Our U.S. defined benefit plan assets consist of a balanced portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk.
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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2017	2016	2015
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	3.63%	4.00%	4.75%
Rate of increase in compensation levels	4.01	4.00	4.00
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.00%	6.25%
Discount rate	4.00	4.75	4.00
Rate of increase in compensation levels	4.01	4.00	4.25

At December 31, 2017 as compared with December 31, 2016, we decreased our discount rate from 4.00% to 3.63% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. In determining 2017 expense, the expected rate of return on U.S. plan assets remained constant at 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the RP-2006 mortality tables and the MP-2017 improvement scale published in October 2017. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Service cost	$22,257	$22,583	$24,113
Interest cost	16,878	19,072	17,072
Expected return on plan assets	(24,505)	(23,997)	(24,185)
Settlement (gain) loss	(216)	91	—
Amortization of unrecognized prior service cost	112	488	509
Amortization of unrecognized net loss	6,021	4,999	9,178
U.S. net pension expense	$20,547	$23,236	$26,687

The estimated prior service cost and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2018 is $0.2 million and $5.5 million, respectively. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension liability for U.S. plans:

	December 31,
	2017	2016
	(Amounts in thousands)
Plan assets, at fair value	$464,779	$418,854
Benefit Obligation	(461,355)	(449,601)
Funded status	$3,424	$(30,747)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2017	2016
	(Amounts in thousands)
Noncurrent assets	$10,853	$—
Current liabilities	(459)	(273)
Noncurrent liabilities	(6,970)	(30,474)
Funded status	$3,424	$(30,747)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$449,601	$426,248
Service cost	22,257	22,583
Interest cost	16,878	19,072
Plan amendments and settlements	(3,006)	(3,221)
Actuarial loss (1)	9,404	22,706
Benefits paid	(33,779)	(37,787)
Balance — December 31	$461,355	$449,601
Accumulated benefit obligations at December 31	$461,355	$449,601
_______________________________________

(1)	The actuarial losses in 2017 and 2016 primarily reflect the impact of changes in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2018	$39.5
2019	39.5
2020	40.7
2021	44.3
2022	42.3
2023-2027	202.9

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$(69,132)	$(61,647)
Amortization of net loss	3,766	3,136
Amortization of prior service cost	70	306
Net gain (loss) arising during the year	16,009	(11,618)
Settlement (gain) loss	(135)	57
Prior service (cost) benefit arising during the year	(368)	634
Balance — December 31	$(49,790)	$(69,132)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2017	2016
	(Amounts in thousands)
Unrecognized net loss	$(48,825)	$(68,476)
Unrecognized prior service cost	(965)	(656)
Accumulated other comprehensive loss, net of tax	$(49,790)	$(69,132)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$418,854	$408,218
Return on plan assets	59,462	28,182
Company contributions	23,836	22,450
Benefits paid	(33,779)	(37,787)
Settlements	(3,594)	(2,209)
Balance — December 31	$464,779	$418,854

We contributed $23.8 million and $22.5 million to the U.S. defined benefit pension plans during 2017 and 2016, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2018 is expected to be approximately $20 million, excluding direct benefits paid.

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2017 and 2016 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2017	2016	2017	2016
Cash and cash equivalents	—%	—%	1%	—%
U.S. Large Cap	—%	19%	—%	20%
U.S. Small Cap	—%	4%	—%	4%
International Large Cap	—%	14%	—%	14%
Emerging Markets	—%	5%	—%	5%
World Equity	—%	8%	—%	8%
Global Equity	36%	—%	36%	—%
Global Real Assets	12%	—%	12%	—%
Equity securities	48%	50%	48%	51%
Diversified Credit	12%	—%	12%	—%
Liability Driven Investment	40%	40%	39%	39%
Long-Term Government / Credit	—%	10%	—%	10%
Fixed income	52%	50%	51%	49%
_______________________________________
None of our common stock is directly held by our qualified plan. Our investment strategy is to earn a long-term rate of return consistent with an acceptable degree of risk and minimize our cash contributions over the life of the plan, while taking into account the liquidity needs of the plan. We preserve capital through diversified investments in high quality securities. Our current allocation target is to invest approximately 48% of plan assets in equity securities and 52% in fixed income securities. Within each investment category, assets are allocated to various investment strategies. Professional money management firms manage our assets, and we engage a consultant to assist in evaluating these activities. We periodically review the allocation target, generally in conjunction with an asset and liability study and in consideration of our future cash flow needs. We regularly rebalance the actual allocation to our target investment allocation.
Plan assets are invested in commingled funds. Our "Pension and Investment Committee" is responsible for setting the investment strategy and the target asset allocation for the plan's assets. As the qualified plan approached fully funded status, we implemented a Liability-Driven Investing ("LDI") strategy, which more closely aligns the duration of the plan's assets with the duration of its liabilities. The LDI strategy results in an asset portfolio that more closely matches the behavior of the liability, thereby reducing the volatility of the plan's funded status.

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2017				At December 31, 2016
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$5,494	$5,494	$—	$—	$848	$848	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	—	—	—	—	81,953	—	81,953	—
U.S. Small Cap(b)	—	—	—	—	17,738	—	17,738	—
International Large Cap(c)	—	—	—	—	59,435	—	59,435	—
Emerging Markets(d)	—	—	—	—	20,014	—	20,014	—
World Equity(e)	—	—	—	—	34,261	—	34,261	—
Global Equity(f)	167,336	—	167,336	—	—	—	—	—
Global Real Assets(g)	55,261	—	55,261	—	—	—	—	—
Fixed income securities
Diversified Credit(h)	55,440	—	55,440	—	—	—	—	—
Liability Driven Investment (i)	181,248	—	181,248	—	164,384	—	164,384	—
Long-Term Government/Credit(j)	—	—	—	—	40,221	—	40,221	—
	$464,779	$5,494	$459,285	$—	$418,854	$848	$418,006	$—
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

(f)	Global Equity fund seeks to closely track the performance of the MSCI All Country World Index.

(g)	Global Real Asset funds seek to provide exposure to the listed global real estate investment trusts (REITs) and infrastructure markets.

(h)	Diversified Credit funds seek to provide exposure to the high yield, emerging markets, bank loans, and securitized credit markets.

(i)	LDI funds seek to invest in high quality fixed income securities that closely match those found in discount curves used to value the plan's liabilities.

(j)
Long-Term Government/Credit funds seek to outperform the Bloomberg Barclays Capital U.S. Long-Term Government/Credit Index by generating excess return through a variety of diversified strategies in securities with longer durations, such as sector rotation, security selection and tactical use of high-yield bonds.

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
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2017	2016	2015
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	2.25%	2.34%	3.13%
Rate of increase in compensation levels	3.25	3.22	3.61
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	3.88%	4.68%	5.03%
Discount rate	2.34	3.13	3.40
Rate of increase in compensation levels	3.22	3.61	3.95

At December 31, 2017 as compared with December 31, 2016, we decreased our average discount rate for non-U.S. plans from 2.34% to 2.25% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. To determine 2017 pension expense, we decreased our average expected rate of return on plan assets from 4.68% at December 31, 2016 to 3.88% at December 31, 2017, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Service cost	$7,247	$7,131	$7,832
Interest cost	9,320	11,623	11,770
Expected return on plan assets	(8,834)	(10,013)	(11,693)
Amortization of unrecognized net loss	3,741	4,751	4,949
Amortization of unrecognized prior service (benefit) cost	(4)	4	(12)
Settlement loss and other	2,434	780	570
Non-U.S. net pension expense	$13,904	$14,276	$13,416

In 2018, there is no significant estimated prior service cost that will be amortized from accumulated other comprehensive loss into pension expense for the non-U.S. defined benefit pension plans. The estimated net loss for the non-U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2018 is $3.7 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.

The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2017	2016
	(Amounts in thousands)
Plan assets, at fair value	$248,733	$223,491
Benefit Obligation	(413,960)	(383,947)
Funded status	$(165,227)	$(160,456)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2017	2016
\	(Amounts in thousands)
Noncurrent assets	$13,908	$4,905
Current liabilities	(8,392)	(7,932)
Noncurrent liabilities	(170,743)	(157,429)
Funded status	$(165,227)	$(160,456)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$383,947	$386,175
Service cost	7,247	7,131
Interest cost	9,320	11,623
Employee contributions	228	219
Settlements and other	(9,260)	(10,347)
Actuarial (gain) loss (1)	(1,913)	49,826
Net benefits and expenses paid	(18,701)	(21,735)
Currency translation impact(2)	43,092	(38,945)
Balance — December 31	$413,960	$383,947
Accumulated benefit obligations at December 31	$391,102	$362,618
_______________________________________

(1)	The 2016 actuarial loss primarily reflects the decrease in the discount rates for U.K. and the Euro-zone.

(2)
In 2017 the currency translation impact reflects the weakening of the U.S. dollar against our significant currencies, primarily the Euro and British pound, while in 2016 the currency translation impact reflects the strengthening of the U.S. dollar against our significant currencies, primarily the Euro and British pound.

The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2018	$17.5
2019	16.9
2020	17.2
2021	17.7
2022	18.5
2023-2027	97.3

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$(68,260)	$(59,993)
Amortization of net loss	2,756	3,673
Net gain (loss) arising during the year	2,289	(20,071)
Settlement loss	1,668	610
Prior service benefit arising during the year	28	—
Currency translation impact and other	(6,353)	7,521
Balance — December 31	$(67,872)	$(68,260)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2017	2016
	(Amounts in thousands)
Unrecognized net loss	$(67,886)	$(68,194)
Unrecognized prior service gain (cost)	14	(66)
Accumulated other comprehensive loss, net of tax	$(67,872)	$(68,260)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$223,491	$230,827
Return on plan assets	10,871	33,073
Employee contributions	228	219
Company contributions	18,494	20,004
Settlements	(7,383)	(4,511)
Currency translation impact and other	21,733	(34,386)
Net benefits and expenses paid	(18,701)	(21,735)
Balance — December 31	$248,733	$223,491
Our contributions to non-U.S. defined benefit pension plans in 2018 are expected to be approximately $10 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2017 and 2016 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2017	2016	2017	2016
Cash and cash equivalents	3%	4%	3%	4%
North American Companies	3%	3%	3%	3%
Global Equity	3%	8%	3%	8%
Equity securities	6%	11%	6%	11%
U.K. Government Gilt Index	41%	31%	41%	31%
U.K. Corporate Bond Index	1%	1%	1%	1%
Global Fixed Income Bond	2%	2%	2%	2%
Liability Driven Investment	9%	11%	9%	11%
Fixed income	53%	45%	53%	45%
Multi-asset	22%	25%	22%	25%
Buy-in Contract	10%	9%	10%	9%
Other	6%	6%	6%	6%
Other Types	38%	40%	38%	40%
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
Asset allocation differs by plan based upon the plan’s benefit obligation to participants, as well as the results of asset and liability studies that are conducted for each plan and in consideration of our future cash flow needs. Professional money management firms manage plan assets and we engage a consultant in the U.K. to assist in evaluation of these activities. The assets of the U.K. plans are overseen by a group of Trustees who review the investment strategy, asset allocation and fund selection. These assets are passively managed as they are invested in index funds that attempt to match the performance of the specified benchmark index.

The fair values of the non-U.S. assets were:

	At December 31, 2017				At December 31, 2016
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$6,815	$6,815	$—	$—	$10,396	$10,396	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	7,119	—	7,119	—	5,945	—	5,945	—
Global Equity(b)	8,951	—	8,951	—	16,774	—	16,774	—
Fixed income securities
U.K. Government Gilt Index(c)	103,230	—	103,230	—	68,227	—	68,227	—
U.K. Corporate Bond Index(d)	1,316	—	1,316	—	2,785	—	2,785	—
Global Fixed Income Bond(e)	5,350	—	5,350	—	5,259	—	5,259	—
Liability Driven Investment (f)	21,837	—	21,837	—	25,348	—	25,348	—
Other Types of Investments:
Multi-asset (g)	55,503	—	55,503	—	54,880	—	54,880	—
Buy-in Contract (h)	24,484	—	—	24,484	20,931	—	—	20,931
Other(i)	14,128	—	—	14,128	12,946	—	—	12,946
	$248,733	$6,815	$203,306	$38,612	$223,491	$10,396	$179,218	$33,877
_______________________________________

(a)	North American Companies represents U.S. and Canadian large cap equity funds, which are managed and track their respective benchmarks (FTSE All-World USA Index and FTSE All-World Canada Index).

(b)
Global Equity represents actively managed, global equity funds taking a top-down strategic view on the different regions by analyzing companies based on fundamentals, market-driven, thematic and quantitative factors to generate alpha.

(c)	U.K. Government Gilt Index represents U.K. government issued fixed income investments which are passively managed and track their respective benchmarks.

(d)	U.K. Corporate Bond Index represents U.K. corporate bond investments, which are passively managed and track the iBoxx Over 15 years £ Non-Gilt Index.

(e)
Global Fixed Income Bond represents investment funds that are actively managed, diversified and invested in traditional government bonds, high-quality corporate bonds, asset backed securities and emerging market debt.

(f)	Liability Driven Investment seeks to invest in fixed income securities that closely match those found in discount curves used to value the plan's liabilities.

(g)	Multi-asset seeks an attractive risk-adjusted return by investing in a diversified portfolio of strategies, including equities and fixed income.

(h)
Buy-in contract represents an asset held by the Netherlands plan, whereby the cost of providing benefits is funded by the contract. The fair value of the asset as January 1, 2017 was $20.9 million with contributions and currency adjustments resulting in a fair value of $24.5 million at December 31, 2017. The fair value of this asset is based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation.

(i)	Includes assets held by plans outside the United Kingdom and the Netherlands. Details, including Level III rollforward details are not material.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2017	2016
	(Amounts in thousands)
Benefit Obligation	$217,510	$802,456
Accumulated benefit obligation	197,816	784,337
Fair value of plan assets	32,052	607,705

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2017	2016	2015
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.48%	3.75%	4.25%
Weighted average assumptions used to determine net expense:
Discount rate	3.75%	4.25%	3.75%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.0% for 2017 and 7.5% for both 2016 and 2015, with a gradual decrease to 5.0% for 2025 and future years.
Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Service cost	$—	$1	$2
Interest cost	919	1,154	1,155
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net gain	(275)	(355)	(539)
Net postretirement benefit expense	$766	$922	$740

The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2018 is $0.1 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2018 is $0.5 million.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2017	2016
	(Amounts in thousands)
Postretirement Benefit Obligation	$23,882	$27,317
Funded status	$(23,882)	$(27,317)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2017	2016
	(Amounts in thousands)
Current liabilities	$(2,952)	$(3,442)
Noncurrent liabilities	(20,930)	(23,875)
Funded status	$(23,882)	$(27,317)

The following is a reconciliation of the postretirement Benefit Obligation:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$27,317	$28,614
Service cost	—	1
Interest cost	919	1,154
Employee contributions	939	856
Medicare subsidies receivable	235	117
Actuarial (gain) loss	(1,818)	1,907
Net benefits and expenses paid	(3,710)	(5,332)
Balance — December 31	$23,882	$27,317

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2018	$3.0	$0.1
2019	2.8	0.1
2020	2.6	0.1
2021	2.3	0.1
2022	2.1	0.1
2023-2027	8.1	0.3

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2017	2016
	(Amounts in thousands)
Balance — January 1	$(163)	$1,179
Amortization of net gain	(172)	(223)
Amortization of prior service cost	76	77
Net gain (loss) arising during the year	1,139	(1,196)
Balance — December 31	$880	$(163)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2017	2016
	(Amounts in thousands)
Unrecognized net gain (loss)	$1,921	$(455)
Unrecognized prior service (cost) gain	(1,041)	292
Accumulated other comprehensive income (loss), net of tax	$880	$(163)

We made contributions to the postretirement medical plans to pay benefits of $2.5 million in 2017, $4.4 million in 2016 and $5.1 million in 2015. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2017 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$116	$(111)
Effect on service cost plus interest cost	4	(4)

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $17.7 million in 2017, $17.2 million in 2016 and $19.6 million in 2015.

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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2017	2016	2015
	(Amounts in thousands)
Balance — January 1	$30,459	$34,574	$31,095
Accruals for warranty expense, net of adjustments	35,001	28,364	33,113
Settlements made	(31,859)	(32,479)	(29,634)
Balance — December 31	$33,601	$30,459	$34,574

14.	SHAREHOLDERS’ EQUITY
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
We had no repurchases of shares of our outstanding common stock for the year ended December 31, 2017 and 2016 compared to share repurchases of 6,047,839 for $303.7 million during 2015. As of December 31, 2017, we have $160.7 million of remaining capacity under our current share repurchase program.

15.	INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Act”), which significantly changed U.S. tax law. The Act, among other things, lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while imposing a deemed repatriation tax on deferred foreign income and implementing a modified territorial tax system. While the Act provides for a territorial tax system, beginning in 2018, it provides for two new anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provision and the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain future foreign earnings.
The Company included reasonable estimates of the income tax effects in applying the provisions of the Act in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC Topic 740) and following the guidance in SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As a result, the impacts from the Act may differ, primarily related to deemed repatriated earnings and associated withholding taxes, from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes from interpretations enacted and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. Due to the timing of the Act and the substantial changes it brings, SAB 118 provides registrants a measurement period to report the impact of the new US tax law. The financial reporting impact of the Act is expected to be completed no later than the fourth quarter of 2018. The Company has elected to account for the GILTI provision in the period in which it is incurred.
The impacts of these changes are reflected in the 2017 provisional tax expense which resulted in a net provisional charge of $115.3 million. The charge is comprised of $120.5 million of tax expense related to the deemed repatriation of unremitted earnings of foreign subsidiaries as well as associated local withholding taxes, partially offset by $5.2 million of tax benefit relating to other changes pursuant to the Act.
The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Current:
U.S. federal	$59,292	$20,569	$62,032
Non-U.S.	22,442	75,227	78,489
State and local	5,537	2,612	4,947
Total current	87,271	98,408	145,468
Deferred:
U.S. federal	135,294	22,249	(3,509)
Non-U.S.	34,626	(45,577)	4,972
State and local	1,488	2,300	1,420
Total deferred	171,408	(21,028)	2,883
Total provision	$258,679	$77,380	$148,351

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Statutory federal income tax at 35%	$92.1	$74.5	$144.3
Foreign impact, net	(36.4)	(13.9)	(22.1)
Impact of U.S. Tax Cuts and Jobs Act of 2017	115.3	—	—
Change in valuation allowances	73.6	14.2	11.6
State and local income taxes, net	4.9	4.9	6.4
Other, net	9.2	(2.3)	8.2
Total	$258.7	$77.4	$148.4
Effective tax rate	98.4%	36.3%	36.0%

The 2017 tax rate differed from the federal statutory rate of 35% primarily due to the impacts pursuant to enactment of the Act, the net impact of foreign operations, the establishment of valuation allowances against our deferred tax assets in various foreign jurisdictions, primarily Mexico, and taxes related to the sales of the Gestra and Vogt businesses. Our effective tax rate of 98.4% for the year ended December 31, 2017 increased from 36.3% in 2016 due to the tax impacts described above. The 2016 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided. The 2015 tax rate differed from the federal statutory rate of 35% primarily due to tax impacts of the realignment programs, the non-deductible Venezuelan exchange rate remeasurement loss, and the establishment of a valuation allowance against our deferred tax assets in Brazil in the amount of $12.6 million, partially offset by the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.
In connection with the Act and as of December 31, 2017, we do not assert permanent reinvestment on any of our foreign subsidiaries. Prior to this time, we asserted permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we did not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. During each of the two years reported in the period ended December 31, 2016, we did not recognize any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2017	2016
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$28,519	$39,644
Net operating loss carryforwards	73,465	48,180
Compensation accruals	24,030	30,299
Inventories	30,870	43,445
Credit carryforwards	8,910	64,251
Warranty and accrued liabilities	16,005	30,612
Bad debt reserve	30,698	27,857
Other	40,859	40,806
Total deferred tax assets	253,356	325,094
Valuation allowances	(119,309)	(36,191)
Net deferred tax assets	134,047	288,903
Deferred tax liabilities related to:
Property, plant and equipment	(24,204)	(47,616)
Goodwill and intangibles	(123,036)	(176,935)
Non-U.S. undistributed earnings taxes	(75,442)	—
Other	(15,667)	(716)
Total deferred tax liabilities	(238,349)	(225,267)
Deferred tax (liabilities) assets, net	$(104,302)	$63,636

We have $323.9 million of U.S. and foreign net operating loss carryforwards at December 31, 2017. Of this total, $32.4 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2017 through 2027. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $7.5 million of foreign tax credit carryforwards at December 31, 2017, expiring in 2026 and 2027, for which a valuation allowance of $7.5 million has been recorded.
Earnings before income taxes comprised:

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
U.S.	$102,372	$170,681	$215,719
Non-U.S.	160,635	42,231	196,647
Total	$263,007	$212,912	$412,366

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2017	2016	2015
Balance — January 1	$59.3	$56.1	$51.5
Gross amount of (decrease) increase in unrecognized tax benefits resulting from tax positions taken:
During a prior year	(3.5)	1.9	9.8
During the current period	5.5	14.3	8.6
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(10.8)	(4.0)	(1.1)
Lapse of the applicable statute of limitations	(3.1)	(7.3)	(7.4)
Increase (decrease) in unrecognized tax benefits relating to foreign currency translation adjustments	4.1	(1.7)	(5.3)
Balance — December 31	$51.5	$59.3	$56.1

The amount of gross unrecognized tax benefits at December 31, 2017 was $66.1 million, which includes $14.6 million of accrued interest and penalties. Of this amount $65.5 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2015, state and local income tax audits for years through 2011 or non-U.S. income tax audits for years through 2010. We are currently under examination for various years in Austria, Canada, France, Germany, India, Indonesia, Italy, Mexico, Saudi Arabia, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $8 million within the next 12 months.

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

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2017, 2016 and 2015 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2017:
Sales to external customers	$1,738,082	$739,656	$1,183,093	$3,660,831	$—	$3,660,831
Intersegment sales	37,347	35,552	5,018	77,917	(77,917)	—
Segment operating income (loss)	156,830	(49,475)	321,230	428,585	(93,163)	335,422
Depreciation and amortization	48,659	28,864	27,278	104,801	13,653	118,454
Identifiable assets	1,956,638	1,028,255	1,317,944	4,302,837	607,637	4,910,474
Capital expenditures	19,790	8,368	16,626	44,784	16,818	61,602

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2016:
Sales to external customers	$1,963,086	$799,923	$1,227,478	$3,990,487	$—	$3,990,487
Intersegment sales	32,873	35,156	6,234	74,263	(74,263)	—
Segment operating income (loss)	167,420	(6,370)	198,620	359,670	(91,705)	267,965
Depreciation and amortization	48,957	28,824	28,189	105,970	10,782	116,752
Identifiable assets	2,082,729	1,010,107	1,310,273	4,403,109	305,814	4,708,923
Capital expenditures	29,426	17,336	26,467	73,229	16,470	89,699

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2015:
Sales to external customers	$2,209,809	$937,756	$1,410,226	$4,557,791	$—	$4,557,791
Intersegment sales	46,821	44,137	5,276	96,234	(96,234)	—
Segment operating income	319,980	29,128	233,616	582,724	(68,059)	514,665
Depreciation and amortization	50,289	36,826	30,404	117,519	9,568	127,087
Identifiable assets	2,230,134	1,056,400	1,323,758	4,610,292	352,814	4,963,106
Capital expenditures	88,496	19,446	63,569	171,511	10,350	181,861

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

	Year Ended December 31, 2017
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,460,899	40.0%	$333,126	38.2%
EMA(1)	1,434,506	39.2%	321,256	36.9%
Asia(2)	471,054	12.9%	148,757	17.1%
Other(3)	294,372	7.9%	68,379	7.8%
Consolidated total	$3,660,831	100.0%	$871,518	100.0%

	Year Ended December 31, 2016
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,537,779	38.5%	$338,038	37.2%
EMA(1)	1,541,984	38.6%	288,903	31.8%
Asia(2)	500,424	12.5%	144,599	15.9%
Other(3)	410,300	10.4%	136,391	15.1%
Consolidated total	$3,990,487	100.0%	$907,931	100.0%

	Year Ended December 31, 2015
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,679,075	36.9%	$338,556	34.4%
EMA(1)	1,773,281	38.9%	326,728	33.2%
Asia(2)	562,792	12.3%	143,767	14.6%
Other(3)	542,643	11.9%	173,706	17.8%
Consolidated total	$4,557,791	100.0%	$982,757	100.0%
___________________________________

(1)
"EMA" includes Europe, the Middle East and Africa. In 2017, 2016 and 2015, Germany accounted for approximately 10%, 10% and 11%, respectively, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 64% of total sales in 2017 and 2016 and 66% in 2015.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2017				2016
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(483,609)	$(136,530)	$(1,238)	$(621,377)	$(411,615)	$(120,461)	$(3,458)	$(535,534)
Other comprehensive income (loss) before reclassifications	98,308	12,557	125	110,990	(71,994)	(23,939)	1,064	(94,869)
Amounts reclassified from AOCL	522	8,218	23	8,763	—	7,870	1,156	9,026
Net current-period other comprehensive income (loss)	98,830	20,775	148	119,753	(71,994)	(16,069)	2,220	(85,843)
Balance - December 31	$(384,779)	$(115,755)	$(1,090)	$(501,624)	$(483,609)	$(136,530)	$(1,238)	$(621,377)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.8 million, $3.4 million and $2.7 million for December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, foreign currency translation impacts primarily represented the strengthening of the Euro, British pound and Indian rupee exchange rates versus the U.S. dollar for the period. For the year ended December 31, 2016, foreign currency translation impacts primarily represented the weakening of the British pound, Euro and Mexican peso exchange rates versus the U.S. dollar for the period. Includes net investment hedge loss of $22.5 million and a gain of $1.4 million, net of deferred taxes, for the year ended December 31, 2017 and 2016, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2017(1)	2016(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Gain on sale of businesses	$(522)	$—
	Tax benefit	—	—
	Net of tax	$(522)	$—

Cash flow hedging activity
Foreign exchange contracts	Sales	(30)	(1,531)
	Tax benefit	7	375
	Net of tax	$(23)	$(1,156)

Pension and other postretirement effects
Amortization of actuarial losses(2)		$(9,761)	$(9,750)
Prior service costs(2)		(108)	(492)
Settlements and other(2)		(2,113)	(871)
	Tax benefit	3,764	3,243
	Net of tax	$(8,218)	$(7,870)
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
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $360 million, including projects still under final evaluation. We anticipate that the majority of any remaining charges will be incurred throughout 2018.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	December 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$8,101	$7,177	$8,666	$23,944	$—	$23,944
SG&A	523	1,120	(455)	1,188	261	1,449
Income tax expense(1)	1,000	—	—	1,000	—	1,000
	$9,624	$8,297	$8,211	$26,132	$261	$26,393
Non-Restructuring Charges
COS	$10,263	$6,806	$2,934	$20,003	$—	$20,003
SG&A	6,853	10,191	3,325	20,369	5,490	25,859
	$17,116	$16,997	$6,259	$40,372	$5,490	$45,862
Total Realignment Charges
COS	$18,364	$13,983	$11,600	$43,947	$—	$43,947
SG&A	7,376	11,311	2,870	21,557	5,751	27,308
Income tax expense(1)	1,000	—	—	1,000	—	1,000
Total	$26,740	$25,294	$14,470	$66,504	$5,751	$72,255

	December 31, 2016
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$24,748	$20,202	$4,688	$49,638	$—	$49,638
SG&A	10,342	6,338	1,941	18,621	18	18,639
Income tax expense(1)	6,000	2,800	600	9,400	—	9,400
	$41,090	$29,340	$7,229	$77,659	$18	$77,677
Non-Restructuring Charges
COS	5,894	6,022	$3,350	$15,266	$8	$15,274
SG&A	3,462	2,062	1,426	6,950	4,432	11,382
	$9,356	$8,084	$4,776	$22,216	$4,440	$26,656
Total Realignment Charges
COS	$30,642	$26,224	$8,038	$64,904	$8	$64,912
SG&A	13,804	8,400	3,367	25,571	4,450	30,021
Income tax expense(1)	6,000	2,800	600	9,400	—	9,400
Total	$50,446	$37,424	$12,005	$99,875	$4,458	$104,333
____________________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division (1)	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$42,812	$47,825	$22,655	$113,292	$—	$113,292
SG&A	18,340	16,717	9,097	44,154	279	44,433
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
	$71,552	$73,842	$33,552	$178,946	$279	$179,225
Non-Restructuring Charges
COS	$26,423	$20,989	$14,867	$62,279	$8	$62,287
SG&A	16,846	18,401	8,164	43,411	9,922	53,333
	$43,269	$39,390	$23,031	$105,690	$9,930	$115,620
Total Realignment Charges
COS	$69,235	$68,814	$37,522	$175,571	$8	$175,579
SG&A	35,186	35,118	17,261	87,565	10,201	97,766
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
Total	$114,821	$113,232	$56,583	$284,636	$10,209	$294,845
___________________________

(1) Includes $49.5 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
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

The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	December 31, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$10,241	$293	$6,400	$7,010	$23,944
SG&A	(897)	—	249	2,097	1,449
Income tax expense(1)	—	—	—	1,000	1,000
Total	$9,344	$293	$6,649	$10,107	$26,393
_____________________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

	December 31, 2016
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$37,972	$—	$5,429	$6,237	$49,638
SG&A	7,247	—	1,384	10,008	18,639
Income tax expense(1)	—	—	—	9,400	9,400
Total	$45,219	$—	$6,813	$25,645	$77,677
_____________________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$82,185	$902	$15,317	$14,888	$113,292
SG&A	29,870	43	1,677	12,843	44,433
Income tax expense(2)	—	—	—	21,500	21,500
Total	$112,055	$945	$16,994	$49,231	$179,225
_______________________________
(1) Includes $49.5 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs:

(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31, 2015	$25,156	$33,148	$58,304
Charges	11,066	46,805	57,871
Cash expenditures	(24,087)	(38,869)	(62,956)
Other non-cash adjustments, including currency	459	6,649	7,108
Balance at December 31,2016	$12,594	$47,733	$60,327
Charges	(3,425)	22,168	18,743
Cash expenditures	(10,542)	(27,849)	(38,391)
Other non-cash adjustments, including currency	3,378	(4,827)	(1,449)
Balance at December 31, 2017	$2,005	$37,225	$39,230

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2017 and 2016 (amounts in millions, except per share data):

	2017
Quarter	4th	3rd	2nd	1st
Sales	$1,034.1	$883.4	$877.1	$866.3
Gross profit	304.4	267.5	245.0	268.4
Earnings before income taxes	67.0	68.4	103.0	24.6
Net (loss) earnings attributable to Flowserve Corporation	(105.9)	47.6	41.9	19.1
(Loss) earnings per share(1):
Basic	$(0.81)	$0.36	$0.32	$0.15
Diluted	(0.81)	0.36	0.32	0.15

	2016
Quarter	4th	3rd	2nd	1st
Sales	$1,071.0	$945.9	$1,027.4	$946.2
Gross profit	327.3	278.0	320.7	305.2
Earnings (loss) before income taxes	89.7	(12.2)	83.9	51.5
Net earnings (loss) attributable to Flowserve Corporation	60.0	(15.8)	54.4	33.9
Earnings (loss) per share(1):
Basic	$0.46	$(0.12)	$0.42	$0.26
Diluted	0.46	(0.12)	0.42	0.26
_______________________________________

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States ("U.S.") Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2017, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2017 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Remediation of Prior Material Weakness in Internal Control Over Financial Reporting
Since the second quarter of 2017, management actively engaged in the planning and implementation of remediation efforts to address the material weaknesses in our internal control over financial reporting previously disclosed in Item 9A in our Form 10-K/A for the fiscal year ended December 31, 2016. At the direction of management, the following actions were taken:

•
we enhanced the current business process of reviewing control procedures, to include additional prior period comparisons and additional key ratios, metrics and risk based criteria as determined by management;

•	we enhanced detailed site and/or process balance sheet reviews based on criteria determined by management’s risk assessment, including manual journal entries;

•
members of senior management, with the participation and input of the Audit Committee, conducted companywide enhanced ethics training of employees and increased communications, controls and accounting policy training for employees at the one non-U.S. site where certain employees had engaged in conduct that circumvented controls;

•
employees at the one non-U.S. site engaged in conduct that circumvented controls were separated from the Company and we transferred finance personnel and enhanced corporate involvement in review and approval of controls especially in inventory and manual journal entries; and

•
members of senior management, increased communications on requirements for compliance with applicable laws, our Code of Ethics and Business Conduct and the availability of and processes for reporting suspected violations of such laws and/or codes.

The Company is committed to maintaining a strong internal control environment and management believes that the implemented measures described above effectively remediated the material weaknesses.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions”in our definitive Proxy Statement relating to our 2018 annual meeting of shareholders to be held on May 24, 2018. The Proxy Statement will be filed with the SEC no later than April 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote on Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2018 annual meeting of shareholders to be held on May 24, 2018. The Proxy Statement will be filed with the SEC no later than April 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation”in our definitive Proxy Statement relating to our 2018 annual meeting of shareholders to be held on May 24, 2018. The Proxy Statement will be filed with the SEC no later than April 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Committees of the Board” and “Certain Relationships and Related Transactions”in our definitive Proxy Statement relating to our 2018 annual meeting of shareholders to be held on May 24, 2018. The Proxy Statement will be filed with the SEC no later than April 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information”in our definitive Proxy Statement relating to our 2018 annual meeting of shareholders to be held on May 24, 2018. The Proxy Statement will be filed with the SEC no later than April 30, 2018.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2017 and 2016
For each of the three years in the period ended December 31, 2017:
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
The following consolidated financial statement schedule is filed as part of this Annual Report:

Schedule II — Valuation and Qualifying Accounts...........................................................................................................	109
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

3.2
Flowserve Corporation By-Laws, as amended and restated effective May 18, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated May 18, 2017).

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

Exhibit No.	Description
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

10.3
Second Amendment to Credit Agreement, dated October 14, 2015, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K (File No. 001-13179) dated October 19, 2015).

10.4+	Third Amendment to Credit Agreement, dated December 17, 2015, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein.
10.5
Fourth Amendment to Credit Agreement, dated June 30, 2017, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K dated June 30, 2017).

10.6
Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2008).*

10.7
Amended and Restated Flowserve Corporation Director Stock Deferral Plan, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2008).*

10.8
Trust for Non-Qualified Deferred Compensation Benefit Plans, dated February 11, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2010).*

10.9	Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2000).*
10.10
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).*

10.11
Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

10.12
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.13
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.14
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.15	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.16	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated as of March 9, 2006).*
10.17
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

Exhibit No.	Description
10.18
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.19
Separation Agreement and Release, dated as of February 26, 2017 by and between Flowserve Corporation and Karyn F. Ovelman (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) dated as of April 30, 2017).*

10.20
Flowserve Corporation Change In Control Severance Plan, effective February 14, 2017 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2016).*

10.21
Flowserve Corporation Officer Severance Plan, as amended and restated effective February 14, 2017 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2016).*

10.22
Flowserve Corporation Annual Incentive Plan, as amended and restated effective February 14, 2017 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2016).*

10.23
2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 14, 2017 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2016).*

10.24
Flowserve Financial Management Code of Ethics adopted by the Flowserve Corporation principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger L. Fix	Non-Executive Chairman of the Board	February 28, 2018
Roger L. Fix

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
R. Scott Rowe

/s/ Lee S. Eckert	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
Lee S. Eckert

/s/ Leif E. Darner	Director	February 28, 2018
Leif E. Darner

/s/ Gayla J. Delly	Director	February 28, 2018
Gayla J. Delly

/s/ Ruby R. Chandy	Director	February 28, 2018
Ruby R. Chandy

/s/ John R. Friedery	Director	February 28, 2018
John R. Friedery

/s/ Joseph E. Harlan	Director	February 28, 2018
Joseph E. Harlan

/s/ Rick J. Mills	Director	February 28, 2018
Rick J. Mills

/s/ David E. Roberts	Director	February 28, 2018
David E. Roberts

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2017
Allowance for doubtful accounts(a):	$51,920	14,508	—	(7,315)	$59,113
Deferred tax asset valuation allowance(b):	36,191	86,694	2,595	(6,171)	119,309
Year Ended December 31, 2016
Allowance for doubtful accounts(a) (c):	43,935	12,045	—	(4,060)	51,920
Deferred tax asset valuation allowance(b):	24,725	12,883	(67)	(1,350)	36,191
Year Ended December 31, 2015
Allowance for doubtful accounts(a):	25,469	19,624	151	(1,309)	43,935
Deferred tax asset valuation allowance(b):	15,378	18,548	(3,596)	(5,605)	24,725

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

(c)
Excludes $73.5 million charge to fully reserve for accounts receivables with our primary Venezuelan customer that are classified as long-term within other assets, net on our consolidated balance sheet as disclosed in Note 1 of this Annual Report on Form 10-K for the year ended December 31, 2017.