Form 10-Q
period 2018-03-31
FLOWSERVE CORP
filed 2018-05-10
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2018 there were 130,833,554 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Sales	$919,954	$866,318
Cost of sales	(648,521)	(597,332)
Gross profit	271,433	268,986
Selling, general and administrative expense	(229,176)	(221,772)
Net earnings from affiliates	3,168	3,455
Operating income	45,425	50,669
Interest expense	(14,879)	(14,696)
Interest income	1,639	624
Other expense, net	(7,155)	(11,988)
Earnings before income taxes	25,030	24,609
Provision for income taxes	(8,571)	(5,320)
Net earnings, including noncontrolling interests	16,459	19,289
Less: Net earnings attributable to noncontrolling interests	(1,316)	(239)
Net earnings attributable to Flowserve Corporation	$15,143	$19,050
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.12	$0.15
Diluted	0.12	0.15
Cash dividends declared per share	$0.19	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2018	2017
Net earnings, including noncontrolling interests	$16,459	$19,289
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $(2,290) and $(1,814), respectively	19,449	33,786
Pension and other postretirement effects, net of taxes of $(314) and $(587), respectively	(310)	484
Cash flow hedging activity, net of taxes of $(34) in 2017	28	103
Other comprehensive income	19,167	34,373
Comprehensive income, including noncontrolling interests	35,626	53,662
Comprehensive income attributable to noncontrolling interests	(2,122)	(772)
Comprehensive income attributable to Flowserve Corporation	$33,504	$52,890

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$535,657	$703,445
Accounts receivable, net of allowance for doubtful accounts of $58,662 and $59,113, respectively	775,244	856,711
Contract assets, net	286,190	—
Inventories, net	701,847	884,273
Prepaid expenses and other	112,375	114,316
Total current assets	2,411,313	2,558,745
Property, plant and equipment, net of accumulated depreciation of $998,305 and $968,033, respectively	668,456	671,796
Goodwill	1,231,761	1,218,188
Deferred taxes	47,745	51,974
Other intangible assets, net	208,690	210,049
Other assets, net	202,351	199,722
Total assets	$4,770,316	$4,910,474

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$399,362	$443,113
Accrued liabilities	405,209	724,196
Contract liabilities	176,906	—
Debt due within one year	71,484	75,599
Total current liabilities	1,052,961	1,242,908
Long-term debt due after one year	1,501,423	1,499,658
Retirement obligations and other liabilities	512,385	496,954
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	481,855	488,326
Retained earnings	3,514,296	3,503,947
Treasury shares, at cost – 46,273 and 46,471 shares, respectively	(2,051,020)	(2,059,558)
Deferred compensation obligation	6,216	6,354
Accumulated other comprehensive loss	(487,111)	(505,473)
Total Flowserve Corporation shareholders’ equity	1,685,227	1,654,587
Noncontrolling interests	18,320	16,367
Total equity	1,703,547	1,670,954
Total liabilities and equity	$4,770,316	$4,910,474

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2018	2017
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$16,459	$19,289
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24,693	24,586
Amortization of intangible and other assets	4,220	4,039
Stock-based compensation	3,962	11,307
Foreign currency and other non-cash adjustments	(7,227)	319
Change in assets and liabilities:
Accounts receivable, net	41,850	67,466
Inventories, net	(48,599)	(27,110)
Contract assets, net	(64,402)	—
Prepaid expenses and other assets, net	203	(7,510)
Accounts payable	(59,645)	(60,740)
Contract liabilities	(3,870)	—
Accrued liabilities and income taxes payable	(32,583)	(36,010)
Retirement obligations and other	(2,024)	2,253
Net deferred taxes	6,236	6,038
Net cash flows (used) provided by operating activities	(120,727)	3,927
Cash flows – Investing activities:
Capital expenditures	(13,490)	(15,862)
Proceeds from disposal of assets and other	600	367
Net cash flows used by investing activities	(12,890)	(15,495)
Cash flows – Financing activities:
Payments on long-term debt	(15,000)	(15,000)
Proceeds under other financing arrangements	76	5,715
Payments under other financing arrangements	(4,198)	(1,314)
Payments related to tax withholding for stock-based compensation	(2,288)	(3,198)
Payments of dividends	(24,826)	(24,785)
Other	(619)	(244)
Net cash flows used by financing activities	(46,855)	(38,826)
Effect of exchange rate changes on cash	12,684	9,015
Net change in cash and cash equivalents	(167,788)	(41,379)
Cash and cash equivalents at beginning of period	703,445	367,162
Cash and cash equivalents at end of period	$535,657	$325,783

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2018, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report").
Accounting Developments
Pronouncements Implemented
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," (the "New Revenue Standard" or "ASC 606"), which supersedes most of the revenue recognition requirements in "Revenue Recognition (Topic 605)." The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when (or as) it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted the new revenue standard using the modified retrospective method for transition, applying the guidance to those contracts which were not completed as of that date. According to our method of transition we adjusted for the cumulative effect of the changes made to our condensed consolidated balance sheet and recorded a cumulative effect adjustment to increase retained earnings by $20.0 million, mostly associated with the increase in percentage of completion ("POC") method revenue, as a result of initially applying the standard. We have modified our accounting policies and practices, business processes, systems and controls to support compliance with the standard requirements. Revenue recognition and related financial information for this Quarterly Report are based on the requirements of ASC 606. Accordingly, periods prior to January 1, 2018 are presented in accordance with ASC Topic 605. Refer to Note 2 of this Quarterly Report for a discussion on our adoption of the New Revenue Standard.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10)" to clarify certain aspects of ASU No. 2016-01. Our adoption of ASU No. 2016-01 and ASU No. 2018-03 effective January 1, 2018 did not have an impact on our consolidated financial condition and results of operations.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. Our adoption of ASU No. 2016-15 effective January 1, 2018 did not have a material impact on our consolidated statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory." The ASU guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. Our adoption of ASU No. 2016-16 effective January 1, 2018 did not have a material impact on our consolidated financial condition and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our adoption of ASU No. 2016-18 effective January 1, 2018 did not have a material impact on our consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): "Clarifying the Definition of a Business." The ASU clarifies the definition of a business and provides guidance on evaluating as to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition clarification as outlined in this ASU affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Our adoption of ASU No. 2017-01 effective January 1, 2018 did not have a material impact on our consolidated financial condition and results of operations.
In February 2017, the FASB issued ASU No. 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The FASB issued this ASU to clarify the scope of subtopic 610-20, which the FASB had failed to define in its issuance of ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." We adopted ASU No. 2017-05 effective January 1, 2018, concurrently with ASU No. 2014-09. Our adoption of ASU No. 2017-05 effective January 1, 2018 did not have a material impact on our consolidated financial condition and results of operations.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components of net benefit cost elsewhere in the income statement and outside of operating income. Entities are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost. We adopted the income statement presentation aspects of this new guidance on a retrospective basis during the three months ended March 31, 2018. The following is a reconciliation of the effect of the reclassification of the net benefit cost from cost of sales ("COS") and selling, general and administrative expenses ("SG&A"), to other expense, net in our condensed consolidated statement of income for the three months ended March 31, 2017:

(Amounts in thousands)	As Previously Reported	Adjustments(1)	As Reported
Cost of sales	$(597,880)	$548	$(597,332)
Selling, general and administrative expense	(222,084)	312	(221,772)
Operating income	49,809	860	50,669
Other expense, net	(11,128)	(860)	(11,988)
_______________________________________
(1) We elected the practical expedient that allows us to use the amounts disclosed in prior comparative periods’ pension and postretirement plan footnotes as the basis for the retrospective application of the new income statement presentation requirements. See Note 10 of this Quarterly Report for additional information on the components of the net periodic cost for retirement and postretirement benefits plans.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards, to which an entity would be required to apply modification accounting. The ASU is applied prospectively to awards modified on or after the effective date. Our adoption of ASU No. 2017-09 effective January 1, 2018 did not have an impact on our consolidated financial condition and results of operations.

Pronouncements Not Yet Implemented
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  We have formed a project team and initiated the process of evaluating critical components of this new guidance and the potential impact that the guidance will have on our financial position, results of operations and cash flows.   This evaluation process includes a review of our leasing contracts and a completeness assessment over our lease population.  We are continuing to assess software tools and are simultaneously identifying changes to our business processes, systems and controls to support adoption of the new standard.  Based on the preliminary work completed and our initial qualitative evaluation, we believe a key change upon adoption of the standard will be the balance sheet recognition of leased assets and liabilities.  Also, based on the same qualitative evaluation, we believe that any changes in income statement recognition will not be material.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The ASU requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine our allowances for doubtful accounts with respect to accounts receivable and contract assets. The CECL model requires that we estimate our lifetime expected credit loss with respect to our receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors that influenced our estimate of expected credit losses and the reasons for those changes. The amendments of the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of ASU No. 2016-13 on our consolidated financial condition and results of operations.
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
On February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income (“AOCI”)." The ASU and its amendments were issued as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017. The amendments of this ASU address the available options to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change (or portion thereof) is recorded. Additionally, the ASU outlines the disclosure requirements for releasing income tax effects from AOCI. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the impact of ASU No. 2018-02 on our consolidated financial condition and results of operations.

2.	Revenue Recognition

We enter into contracts with customers typically having multiple commitments of goods and services including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. We evaluate the commitments in our contracts with customers to determine if the commitments are both capable of being distinct and distinct in the context of the contract in order to identify performance obligations.
We recognize revenue when (or as) we satisfy a performance obligation by transferring control of the performance obligation to a customer. Control of a performance obligation may transfer to the customer either over time or at a point in time depending on an evaluation of the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer, as well as the nature of the products or services to be provided. Our larger contracts are typically completed within a one to three-year period, while many other contracts, such as “short cycle” contracts, have a shorter timeframe for revenue recognition.
Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform. This typically occurs when products have no alternative use and we have a right to payment for performance completed to date, including a reasonable profit margin. Our contracts often include cancellation provisions that require the customer to reimburse us for costs incurred up to the date of cancellation, and some contracts also provide for reimbursement of profit upon cancellation in addition to costs incurred to date.
Our primary method for recognizing revenue over time is the POC method.  We measure progress towards completion by applying an input measure based on costs incurred to date relative to total estimated costs at completion (i.e., the cost-to-cost method).  This method provides a reasonable depiction of the transfer of control of products and services to customers as it ensures our efforts towards satisfying a performance obligation, as reflected by costs incurred, are included in the measure of progress used for recognition of revenue. Costs generally include direct labor, direct material and manufacturing overhead.  Costs that do not contribute towards control transfer are generally immaterial, but are excluded from the measure of progress in the event they are significant.
Historically, revenue recognized under the POC method has been 5% to 10% of our consolidated sales. Under the New Revenue Standard, we have experienced an increase in the amount of revenue recognized over time.  This increase is primarily due to the application of the new “transfer of control” model for revenue recognition. Under this model, revenue for performance obligations subject to contractual transfer of control during the manufacturing process must be recognized over time. This includes contracts with cancellation provisions that require reimbursement for costs incurred plus a reasonable margin and for which the performance obligation has no alternative use.  Revenue from products and services transferred to customers over time accounted for approximately 23% and 3% of total revenue for the three month periods ended March 31, 2018 and 2017, respectively.
If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 77% and 97% of total revenue for the three month periods ended March 31, 2018 and 2017, respectively.
A contract modification, or “change order,” occurs when the existing enforceable rights and obligations of a contract change, such as a change in the scope, price or terms and conditions. We account for a change order as a new accounting contract when the change order is limited to adding new, distinct products and services that are priced in an amount consistent with standalone selling price. Other change orders are accounted for as a modification of the existing accounting contract. When a change order occurs for a contract having in-process over time performance obligations, the effect of the change order on the transaction price and the measure of progress for the performance obligations to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income. If shipping activities are performed after a customer obtains control of a product, we apply a policy election to account for shipping as an activity to fulfill the promise to transfer the product to the customer.
We apply a policy election to exclude transaction taxes collected from customers from sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction.
In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or liquidated damages. In the event that the transaction price of such a contract is probable of experiencing a significant reversal due to a penalty, we constrain a portion of the transaction price. This reduction to the transaction price could potentially cause estimated total contract costs to exceed the transaction price, in which case we record a provision for the estimated loss in the period the loss is first projected. In circumstances where the transaction price still exceeds total projected costs, the estimated penalty generally reduces profitability of the contract at the time of subsequent revenue recognition.
Our incremental costs to obtain a contract are limited to sales commissions. We apply the practical expedient to expense commissions as incurred for contracts having a duration of one year or less. Sales commissions related to contracts with a duration of greater than one year are immaterial to our financial statements and are also expensed as incurred.
We have not identified any material costs to fulfill a contract that qualify for capitalization under ASC 340-40.

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for recognition of revenue. Many of our contracts have multiple performance obligations as the promise to transfer the individual goods or services, or certain groups of goods and services, is separately identifiable from other promises in the contract.
We allocate the transaction price of each contract to the performance obligations on the basis of standalone selling price and recognize revenue when, or as, control of each performance obligation transfers to the customer. For standard products, we identify the standalone selling price based on directly observable information. For customized or unique products and services, we apply the cost plus margin approach to estimate the standalone selling price. Under this method, we forecast our expected costs of satisfying a performance obligation and then add an appropriate standalone market margin for that distinct good or service.
We have elected to use the practical expedient to not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
A material product warranty exists when a customer has specifically requested or negotiated a warranty period that is significantly longer than our standard warranty period (i.e., a “service-type warranty”) and where the warranty obligation is material in the context of the contract. It is not common for our contracts to contain material product warranties. However, when such a warranty exists, we account for it as a separate performance obligation. We estimate the standalone selling price of the warranty obligation utilizing a cost plus margin approach and allocate a portion of the transaction price to the warranty performance obligation on the basis of estimated standalone selling price. We recognize revenue for warranty performance obligations over time on a straight line basis over the extended warranty period.
A material right option is a benefit provided to a customer in a current contract, such as an option to receive future products or services for free or at a significant discount, that is incremental to benefits widely available to similar customers that do not enter into a specific contract. It is not common for our contracts to contain material right options. However, when a material right option exists, it is accounted for as a separate performance obligation and a portion of the transaction price is allocated to the performance obligation based on the estimated standalone selling price of the option. Revenue is recognized when (or as) the customer exercises the right to acquire future products and/or services.
On March 31, 2018, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $1,341 million. We estimate recognition of approximately $1,180 million of this amount as revenue in 2018 and an additional $161 million in 2019 and thereafter.
During the first quarter of 2018, revenue recognized for performance obligations satisfied (or partially satisfied) in prior periods was not material.

ASC 606 Adoption Impact
We applied ASC 606 only to contracts that were not substantially complete as of January 1, 2018 and reflected the aggregate impact of all contract modifications (“change orders”) that occurred before the beginning of the earliest period presented when accounting for modified contracts at transition. The following table presents the cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 related to the adoption of the New Revenue Standard:

	December 31, 2017	Adjustments due to adoption of New Revenue Standard	January 1, 2018
(Amounts in thousands)
Accounts receivable, net of allowance for doubtful accounts(1)	856,711	(49,247)	807,464
Contract assets, net(2)	—	219,496	219,496
Inventories, net(3)	884,273	(240,368)	643,905
Prepaid expenses and other	114,316	(4,457)	109,859
Total current assets	2,558,745	(74,576)	2,484,169
Deferred taxes	51,974	(2,706)	49,268
Other assets, net	199,722	2,005	201,727
Total assets	4,910,474	(75,277)	4,835,197
Accounts payable	443,113	10,165	453,278
Accrued liabilities(5)	724,196	(290,592)	433,604
Contract liabilities(4)	—	178,235	178,235
Total current liabilities	1,242,908	(102,192)	1,140,716
Retirement obligations and other liabilities	496,954	6,568	503,522
Retained earnings(6)	3,503,947	20,015	3,523,962
Total equity	1,670,954	20,347	1,691,301
Total liabilities and equity	4,910,474	(75,277)	4,835,197

(1) Adjusted for contract assets accounted for under delivery based methods, previously reported in receivables, net.
(2) Represents our right of payment in advance of our contractual right to bill the customer.
(3) Adjusted for contract assets accounted under the over time method, previously reported in inventories, net.
(4) Represents contractual billings in excess of revenue recognized at the contract level, previously reported in accrued liabilities.
(5) Adjusted for deferred revenue previously reported in accrued liabilities and reclassified to contract assets and contract liabilities.
(6) The cumulative impact to our retained earnings at January 1, 2018 was $20.0 million.

The modified retrospective approach requires a dual reporting presentation to be disclosed in the year of adoption. The dual reporting requirement outlines the impact amount by which a financial statement line is affected in the current reporting period by the adoption of the New Revenue Standard as compared with the previous standard in effect before the adoption.
The following tables present the dual reporting requirements:

	Three Months Ended March 31, 2018
(Amounts in thousands, except percentages)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Sales	$849,229	$70,725	$919,954
Cost of sales	(584,474)	(64,047)	(648,521)
Gross profit	264,755	6,678	271,433
Gross profit margin	31.2%	9.4%	29.5%
Selling, general and administrative expense	(229,237)	61	(229,176)
Net earnings from affiliates	3,168	—	3,168
Operating income	38,686	6,739	45,425
Operating income as a percent of sales	4.6%	9.5%	4.9%
Interest expense	(14,879)	—	(14,879)
Interest income	1,639	—	1,639
Other expense, net	(6,944)	(211)	(7,155)
Earnings before income taxes	18,502	6,528	25,030
Provision for income taxes	(6,546)	(2,025)	(8,571)
Net earnings, including noncontrolling interests	11,956	4,503	16,459
Less: Net earnings attributable to noncontrolling interests	(1,316)	—	(1,316)
Net earnings attributable to Flowserve Corporation	$10,640	$4,503	$15,143

	March 31, 2018
(Amounts in thousands)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Accounts receivable, net	850,451	(75,207)	775,244
Contract assets, net	—	286,190	286,190
Inventories, net	1,010,168	(308,321)	701,847
Prepaid expenses and other	120,509	(8,134)	112,375
Total current assets	2,516,785	(105,472)	2,411,313
Deferred taxes	50,451	(2,706)	47,745
Other assets, net	201,549	802	202,351
Total assets	4,877,692	(107,376)	4,770,316
Accounts payable	382,634	16,728	399,362
Accrued liabilities	735,167	(329,958)	405,209
Contract liabilities	—	176,906	176,906
Total current liabilities	1,189,285	(136,324)	1,052,961
Retirement obligations and other liabilities	508,785	3,600	512,385
Retained earnings	3,489,748	24,548	3,514,296
Total equity	1,678,199	25,348	1,703,547
Total liabilities and equity	4,877,692	(107,376)	4,770,316

Disaggregated Revenue
We conduct our operations through three business segments based on the type of product and how we manage the business:

•	Engineered Product Division ("EPD") for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
Our revenue sources are derived from our original equipment manufacturing and our aftermarket sales and services. Our original equipment revenues are generally related to originally designed, manufactured, distributed and installed equipment that can range from pre-configured, short-cycle products to more customized, highly-engineered equipment ("Original Equipment"). Our aftermarket sales and services are derived from sales of replacement equipment, as well as maintenance, advanced diagnostic, repair and retrofitting services ("Aftermarket"). Each of our three business segments generate Original Equipment and Aftermarket revenues.
The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$139,628	$114,394	$210,534	$464,556
Aftermarket	317,160	72,858	65,380	455,398
	$456,788	$187,252	$275,914	$919,954

	Three Months Ended March 31, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$127,409	$107,853	$221,304	$456,566
Aftermarket	289,661	62,149	57,942	409,752
	$417,070	$170,002	$279,246	$866,318

(1) Prior period is presented in accordance with Topic 605.

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended March 31, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$183,036	$75,839	$124,408	$383,283
Latin America(1)	33,778	7,685	5,669	47,132
Middle East and Africa	61,690	15,144	33,049	109,883
Asia Pacific	108,082	20,020	56,222	184,324
Europe	70,202	68,564	56,566	195,332
	$456,788	$187,252	$275,914	$919,954

	Three Months Ended March 31, 2017(2)
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$159,228	$70,148	$113,162	$342,538
Latin America(1)	33,368	7,182	14,483	55,033
Middle East and Africa	72,779	13,735	28,895	115,409
Asia Pacific	80,576	22,439	44,580	147,595
Europe	71,119	56,498	78,126	205,743
	$417,070	$170,002	$279,246	$866,318

(1) North America represents United States and Canada; Latin America includes Mexico.
(2) Prior period is presented in accordance with Topic 605.

Contract Balances
We receive payment from customers based on a contractual billing schedule and specific performance requirements as established in our contracts. We record billings as accounts receivable when an unconditional right to consideration exists. A contract asset represents revenue recognized in advance of our right to receive payment under the terms of a contract. A contract liability represents our right to receive payment in advance of revenue recognized for a contract.
The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2018:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2018	$219,496	3,990	$178,235	$3,925
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(75,313)	—
Increase due to revenue recognized in the period in excess of billings	214,819	11	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	74,659	—
Amounts transferred from contract assets to receivables	(147,921)	—	—	—
Other, net	(204)	1,778	(675)	(501)
Ending balance, March 31, 2018	$286,190	$5,779	$176,906	$3,424
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,179,683 were available for issuance as of March 31, 2018. In 2016 the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2018, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately two years. No stock options were granted or vested during the three months ended March 31, 2018 and 2017, respectively.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $36.1 million and $16.7 million at March 31, 2018 and December 31, 2017, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2018 and 2017 was $10.7 million and $25.7 million, respectively.
We recorded stock-based compensation expense of $3.1 million ($4.0 million pre-tax) and $7.5 million ($11.3 million pre-tax) for the three months ended March 31, 2018 and 2017, respectively. Performance-based shares granted in 2015 did not vest due to performance targets not being achieved resulting in 100,033 shares being forfeited and a $5.4 million reduction of stock-based compensation expense for the three months ended March 31, 2018.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2018
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2018	1,203,852	$47.10
Granted	693,740	44.66
Vested	(235,332)	45.43
Forfeited	(153,896)	51.94
Outstanding as of March 31, 2018	1,508,364	$45.75

Unvested Restricted Shares outstanding as of March 31, 2018 includes approximately 775,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 and 2018 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most units were granted in three annual grants since January 1, 2016 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,546,000 shares based on performance targets. As of March 31, 2018, we estimate vesting of approximately 624,000 shares based on expected achievement of performance targets.

4.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2017 Annual Report and Note 6 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
Foreign exchange contracts with third parties had a notional value of $272.1 million and $235.6 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the length of foreign exchange contracts currently in place ranged from 3 days to 21 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2018	2017
Current derivative assets	$2,810	$2,489
Noncurrent derivative assets	191	177
Current derivative liabilities	682	284
Noncurrent derivative liabilities	23	56
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
(Loss) gain recognized in income	$(1,104)	$1,897
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 5 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three months ended March 31, 2018 and 2017.

5.	Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2018	2017
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $5,166 and $5,335	$610,884	$594,465
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,492 and $2,590	297,508	297,410
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $3,072 and $3,230	496,928	496,770
Term Loan Facility, interest rate of 3.80% at March 31, 2018 and 3.19% at December 31, 2017, net of debt issuance costs of $490 and $585	149,510	164,415
Capital lease obligations and other borrowings	18,077	22,197
Debt and capital lease obligations	1,572,907	1,575,257
Less amounts due within one year	71,484	75,599
Total debt due after one year	$1,501,423	$1,499,658
Senior Credit Facility

As discussed in Note 10 to our consolidated financial statements included in our 2017 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $800.0 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of March 31, 2018 and December 31, 2017, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $81.6 million and $94.8 million at March 31, 2018 and December 31, 2017, respectively, which reduced our borrowing capacity to $718.4 million and $644.8 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of March 31, 2018.

We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.20% (per annum) during the period ended March 31, 2018. During the three months ended March 31, 2018, we made scheduled repayments of $15.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 5. The estimated fair value of our Senior Notes at March 31, 2018 was $1,408.1 million compared to the carrying value of $1,405.3 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2018 and December 31, 2017.

7.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2018	2017
Raw materials	$362,795	$358,827
Work in process	227,167	548,250
Finished goods	194,366	215,849
Less: Progress billings	—	(160,044)
Less: Excess and obsolete reserve	(82,481)	(78,609)
Inventories, net	$701,847	$884,273

As a result of our adoption of the New Revenue Standard as of January 1, 2018, progress billings and work in process amounts associated with contracts accounted under the over time method were either recognized as COS or reclassified into contract assets, net or contract liabilities. Refer to Note 2 of this Quarterly Report for a discussion on our adoption of the New Revenue Standard.

8.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2018	2017
Net earnings of Flowserve Corporation	$15,143	$19,050
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$15,143	$19,050
Weighted average shares:
Common stock	130,713	130,393
Participating securities	48	169
Denominator for basic earnings per common share	130,761	130,562
Effect of potentially dilutive securities	334	713
Denominator for diluted earnings per common share	131,095	131,275
Earnings per common share:
Basic	$0.12	$0.15
Diluted	0.12	0.15

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
As previously disclosed in our 2017 Annual Report, we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and continue to cooperate with the DOJ and SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and have completed our response to the subpoena.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

10.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2018 and 2017 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2018	2017	2018	2017	2018	2017
Service cost	$6.0	$6.2	$1.8	$1.7	$—	$—
Interest cost	4.0	4.3	2.3	2.2	0.2	0.2
Expected return on plan assets	(6.5)	(6.2)	(2.2)	(2.1)	—	—
Amortization of unrecognized net loss (gain)	1.4	1.5	0.9	0.9	(0.1)	0.1
Net periodic cost recognized	$4.9	$5.8	$2.8	$2.7	$0.1	$0.3

Effective January 1, 2018 we adopted ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Refer to Note 1 included in this Quarterly Report for a discussion on the adoption of the standard.

The components of net periodic cost for retirement and postretirement benefits other than service costs are included in other expense, net in our condensed consolidated statement of income.

11.	Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. We had no repurchases of shares of our outstanding common stock for both of the three months ended March 31, 2018 and 2017. As of March 31, 2018, we had $160.7 million of remaining capacity under our current share repurchase program.

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
The Company included reasonable estimates of the income tax effects in applying the provisions of the Act in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC Topic 740) and following the guidance in SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As a result, the impacts from the Act may differ, primarily related to deemed repatriated earnings and associated withholding taxes, from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes from interpretations enacted and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. Due to the timing of the Act and the substantial changes it brings, SAB 118 provides registrants a measurement period to report the impact of the new U.S. tax law. The financial reporting impact of the Act is expected to be completed no later than the fourth quarter of 2018. The impacts of these changes were reflected in the 2017 provisional tax expense, as discussed in Note 15 to our consolidated financial statements included in our 2017 Annual Report. The Company has elected to account for the GILTI provision in the period in which it is incurred.
For the three months ended March 31, 2018, we earned $25.0 million before taxes and provided for income taxes of $8.6 million resulting in an effective tax rate of 34.2%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided.

For the three months ended March 31, 2017, we earned $24.6 million before taxes and provided for income taxes of $5.3 million resulting in an effective tax rate of 21.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2017 primarily due to the net impact of foreign operations.
As of March 31, 2018, the amount of unrecognized tax benefits increased by $1.8 million from December 31, 2017. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2015, state and local income tax audits for years through 2011 or non-U.S. income tax audits for years through 2010. We are currently under examination for various years in Austria, Canada, China, France, Germany, India, Indonesia, Italy, Mexico, Saudi Arabia, Singapore, the U.S. and Venezuela.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$456,788	$187,252	$275,914	$919,954	$—	$919,954
Intersegment sales	10,903	10,871	1,319	23,093	(23,093)	—
Segment operating income (loss)	39,390	(2,262)	33,889	71,017	(25,592)	45,425

Three Months Ended March 31, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$417,070	$170,002	$279,246	$866,318	$—	$866,318
Intersegment sales	7,592	8,378	1,191	17,161	(17,161)	—
Segment operating income (loss)	45,904	(13,665)	41,813	74,052	(23,383)	50,669
(1) Prior period is presented in accordance with Topic 605.

14.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2018 and 2017:

	2018				2017
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(384,779)	$(115,755)	$(1,090)	$(501,624)	$(483,609)	$(136,530)	$(1,238)	$(621,377)
Other comprehensive income (loss) before reclassifications	19,449	(2,022)	28	17,455	33,786	(1,152)	80	32,714
Amounts reclassified from AOCL	—	1,712	—	1,712	—	1,636	23	1,659
Net current-period other comprehensive income (loss)	19,449	(310)	28	19,167	33,786	484	103	34,373
Balance - March 31	$(365,330)	$(116,065)	$(1,062)	$(482,457)	$(449,823)	$(136,046)	$(1,135)	$(587,004)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.8 million and $3.4 million at January 1, 2018 and 2017, respectively, and $4.7 million and $3.9 million for March 31, 2018 and 2017, respectively. Includes net investment hedge losses of $33.7 million and $0.8 million, net of deferred taxes, for the three months ended March 31, 2018 and 2017, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2018 (1)	2017 (1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	other expense, net	$(2,195)	$(2,397)
Prior service costs(2)	other expense, net	(81)	(57)
	Tax benefit	564	818
	Net of tax	$(1,712)	$(1,636)
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
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $360 million, including projects in process or under final evaluation. We anticipate to incur the remaining charges throughout 2018.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended March 31, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$945	$273	$1,746	$2,964	$—	$2,964
SG&A	91	(133)	229	187	—	187
	$1,036	$140	$1,975	$3,151	$—	$3,151
Non-Restructuring Charges
COS	$3,859	$170	$163	$4,192	$—	$4,192
SG&A	2,102	800	198	3,100	1,031	4,131
	$5,961	$970	$361	$7,292	$1,031	$8,323
Total Realignment Charges
COS	$4,804	$443	$1,909	$7,156	$—	$7,156
SG&A	2,193	667	427	3,287	1,031	$4,318
Total	$6,997	$1,110	$2,336	$10,443	$1,031	$11,474

	Three Months Ended March 31, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$(2,674)	$4,771	$(32)	$2,065	$—	$2,065
SG&A	(781)	89	124	(568)	11	(557)
	$(3,455)	$4,860	$92	$1,497	$11	$1,508
Non-Restructuring Charges
COS	$1,101	$1,438	$433	$2,972	$—	$2,972
SG&A	714	3,606	547	4,867	1,164	6,031
	$1,815	$5,044	$980	$7,839	$1,164	$9,003
Total Realignment Charges
COS	$(1,573)	$6,209	$401	$5,037	$—	$5,037
SG&A	(67)	3,695	671	4,299	1,175	$5,474
Total	$(1,640)	$9,904	$1,072	$9,336	$1,175	$10,511

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	EPD	IPD (1)	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$43,757	$48,098	$24,401	$116,256	$—	$116,256
SG&A	18,431	16,584	9,326	44,341	279	44,620
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
	$72,588	$73,982	$35,527	$182,097	$279	$182,376
Non-Restructuring Charges
COS	$30,282	$21,159	$15,030	$66,471	$8	$66,479
SG&A	18,948	19,201	8,362	46,511	10,953	57,464
	$49,230	$40,360	$23,392	$112,982	$10,961	$123,943
Total Realignment Charges
COS	$74,039	$69,257	$39,431	$182,727	$8	$182,735
SG&A	37,379	35,785	17,688	90,852	11,232	102,084
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
Total	$121,818	$114,342	$58,919	$295,079	$11,240	$306,319
____________________________
(1) Includes $46.9 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
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
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended March 31, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$1,107	$—	$481	$1,376	$2,964
SG&A	(191)	—	—	378	187
Total	$916	$—	$481	$1,754	$3,151

	Three Months Ended March 31, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(3,757)	$137	$4,953	$732	$2,065
SG&A	(1,319)	—	352	410	(557)
Total	$(5,076)	$137	$5,305	$1,142	$1,508

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS(1)	$83,292	$902	$15,798	$16,264	$116,256
SG&A	29,679	43	1,677	13,221	44,620
Income tax expense(2)	—	—	—	21,500	21,500
Total	$112,971	$945	$17,475	$50,985	$182,376
_______________________________
(1) Includes $46.9 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the three months ended March 31, 2018 and 2017:

	2018			2017
(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31	$2,005	$37,225	$39,230	$12,594	$47,733	$60,327
Charges, net of adjustments	(253)	2,923	2,670	(3,431)	(503)	(3,934)
Cash expenditures	—	(5,471)	(5,471)	(4,124)	(7,070)	(11,194)
Other non-cash adjustments, including currency	(30)	(633)	(663)	3,038	(1,712)	1,326
Balance at March 31	$1,722	$34,044	$35,766	$8,077	$38,448	$46,525

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2017 Annual Report.
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
During the first three months of 2018, our financial results continued to be challenged by cautious customer capital investment, primarily in the oil and gas industry and pricing pressures. With continued stability in oil prices, at improved levels beginning in the second half of 2017, we anticipate that customers will increase maintenance and short cycle investment throughout 2018.

RESULTS OF OPERATIONS — Three months ended March 31, 2018 and 2017

Effective January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all related ASUs ("New Revenue Standard"). We adopted the New Revenue Standard using the modified retrospective method for transition. For a discussion related to our adoption of the New Revenue Standard requirements refer to Notes 1 and 2 of this Quarterly Report.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 15 to our condensed consolidated financial statements included in this Quarterly Report. The Realignment Programs will continue throughout 2018 and the total charges for Realignment Programs by segment are detailed below for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$4,804	$443	$1,909	$7,156	$—	$7,156
SG&A	2,193	667	427	3,287	1,031	4,318
Total	$6,997	$1,110	$2,336	$10,443	$1,031	$11,474

	Three Months Ended March 31, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$(1,573)	$6,209	$401	$5,037	$—	$5,037
SG&A	(67)	3,695	671	4,299	1,175	5,474
Total	$(1,640)	$9,904	$1,072	$9,336	$1,175	$10,511

We anticipate a total investment in these Realignment Programs of approximately $360 million, including projects in process or under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $306.3 million and we expect to incur the remaining charges throughout the remainder of 2018.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $59 million for the three months ended March 31, 2018, as compared with $44 million in the same period of 2017. Approximately $36 million of those savings are in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect run-rate cost savings of approximately $230 million, of which the vast majority is anticipated to be achieved in 2018, and an approximate 20% reduction in our global workforce, relative to early 2015 workforce levels. Actual savings could vary from expected savings, which represent management’s best estimate to date.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Bookings	$928.5	$958.2
Sales	920.0	866.3

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2018 decreased by $29.7 million, or 3.1%, as compared with the same period in 2017, which included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China which did not recur. The decrease included currency benefits of approximately $48 million. The decrease was driven by decreases in the oil and gas and water industries, partially offset by increased bookings in the general, power generation and chemical industries. The decrease was due to original equipment bookings. The three months ended March 31, 2017 included bookings of approximately $25 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Sales for the three months ended March 31, 2018 increased by $53.7 million, or 6.2%, as compared with the same period in 2017. The increase included currency benefits of approximately $49 million. The increase was primarily due to increased aftermarket sales with increased sales into North America, Asia Pacific and Africa, partially offset by decreased sales in the Middle East, Europe and Latin America. The impact of the adoption of the New Revenue Standard increased sales by approximately $71 million for the three months ended March 31, 2018. The three months ended March 31, 2017 included sales of approximately $23 million related to FCD's businesses that were divested in the second and third quarter of 2017. Net sales to international customers, including export sales from the U.S., were approximately 63% and 64% of total sales for the three months ended March 31, 2018 and 2017, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1,836.5 million at March 31, 2018 decreased by $196.9 million, or 9.7%, as compared with December 31, 2017. Currency effects provided an increase of approximately $7 million. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $237 million at January 1, 2018. Approximately 43% of the backlog at March 31, 2018 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of $1,340.6 million and $495.9 million of customer orders that are generally subject to the possibility of customer cancellation for convenience without penalty (“Cancellable Backlog”).  We have historically experienced very low cancellation rates such that any potential subsequent reversals of Cancellable Backlog are not expected to be material.  The remaining portion of our total backlog is not cancellable without a substantive penalty and therefore represents remaining performance obligations as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017
Gross profit	$271.4	$269.0
Gross profit margin	29.5%	31.1%

Gross profit for the three months ended March 31, 2018 increased by $2.4 million, or 0.9%, as compared with the same period in 2017. Gross profit margin for the three months ended March 31, 2018 of 29.5% decreased from 31.1% for the same period in 2017. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the three months ended March 31, 2018 of approximately 170 basis points. The decrease in gross profit margin was primarily attributed to revenue recognized on lower margin projects. Aftermarket sales increased to approximately 49% of total sales, as compared with approximately 47% of total sales for the same period in 2017.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017
SG&A	$229.2	$221.8
SG&A as a percentage of sales	24.9%	25.6%

SG&A for the three months ended March 31, 2018 increased by $7.4 million, or 3.3%, as compared with the same period in 2017. Currency effects yielded an increase of approximately $9 million. SG&A as a percentage of sales for the three months ended March 31, 2018 decreased 70 basis points as compared with the same period in 2017 primarily due to increased sales leverage and lower stock-based compensation expense, partially offset by increased implementation costs associated with our adoption of the New Revenue Standard in the first quarter of 2018.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Net earnings from affiliates	$3.2	$3.5

Net earnings from affiliates for the three months ended March 31, 2018 decreased $0.3 million, or 8.6%, as compared with the same period in 2017.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017
Operating income	$45.4	$50.7
Operating income as a percentage of sales	4.9%	5.9%

Operating income for the three months ended March 31, 2018 decreased by $5.3 million as compared with the same period in 2017. The decrease included currency benefits of approximately $4 million. The decrease was primarily a result of the $7.4 million increase in SG&A, partially offset by the $2.4 million increase in gross profit.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Interest expense	$(14.9)	$(14.7)
Interest income	1.6	0.6

Interest expense and interest income for the three months ended March 31, 2018 increased $0.2 million and $1.0 million, respectively, as compared with the same period in 2017. The increase in interest expense for the three month period was primarily attributable to increased variable interest rates and currency impacts associated with our outstanding debt, as compared to the same period in 2017. The increase in interest income for the three month period was primarily attributable to higher average cash balances in the first quarter compared with the same period in 2017.

Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Other expense, net	$(7.2)	$(12.0)

Other expense, net for the three months ended March 31, 2018 decreased $4.8 million due primarily to a $6.0 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $3.0 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Indian rupee, Argentinian peso and Euro in relation to the U.S. dollar during the three months ended March 31, 2018, as compared with the same period in 2017.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017
Provision for income taxes	$8.6	$5.3
Effective tax rate	34.2%	21.6%

The effective tax rate of 34.2% for the three months ended March 31, 2018 increased from 21.6% for the same period in 2017. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. For further information concerning our taxes, including our evaluation on the impact of the Act, please see Note 12 to our condensed consolidated financial statements included in this Quarterly Report.

Other Comprehensive Income

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Other comprehensive income	$19.2	$34.4

Other comprehensive income for the three months ended March 31, 2018 decreased $15.2 million from $34.4 million in 2017. The decreased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the three months ended March 31, 2018, as compared with the same period in 2017.

Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical and general industries. EPD operates in 47 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, nine in North America, six in Asia and five in Latin America, and it operates 122 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017
Bookings	$424.3	$460.9
Sales	467.7	424.7
Gross profit	139.8	136.7
Gross profit margin	29.9%	32.2%
Segment operating income	39.4	45.9
Segment operating income as a percentage of sales	8.4%	10.8%

Bookings for the three months ended March 31, 2018 decreased by $36.6 million, or 7.9%, as compared with the same period in 2017, which included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China which did not recur. The decrease included currency benefits of approximately $20 million. The decrease in customer bookings was primarily driven by the oil and gas and chemical industries, partially offset by increased bookings in the general and power generation industries. Decreased customer bookings of $52.2 million into Asia Pacific and $12.4 million into North America were partially offset by increased customer bookings of $17.5 million into Europe, $7.1 million into Africa and $1.4 million into Latin America. The decrease was driven by lower customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $1.0 million.
Sales for the three months ended March 31, 2018 increased $43.0 million, or 10.1%, as compared with the same period in 2017. The increase included currency benefits of approximately $24 million. The increase was more heavily weighted towards aftermarket sales. The increase resulted from increased sales of $24.9 million into North America, $28.1 million into Asia Pacific and $6.6 million into Africa, partially offset by decreased sales of $17.2 million into the Middle East. The impact of the adoption of the New Revenue Standard increased sales by approximately $38 million for the three months ended March 31, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $3.3 million when compared to the same period in 2017.
Gross profit for the three months ended March 31, 2018 decreased by $3.1 million, or 2.3%, as compared with the same period in 2017. Gross profit margin for the three months ended March 31, 2018 of 29.9% decreased from 32.2% for the same period in

2017. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs and revenue recognized on lower margin projects, partially offset by increased savings related to our Realignment Programs. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the three months ended March 31, 2018.
Operating income for the three months ended March 31, 2018 decreased by $6.5 million, or 14.2%, as compared with the same period in 2017. The decrease included currency benefits of approximately $4 million. The decrease was due to a $9.3 million increase in SG&A (including an increase due to currency effects of approximately $4 million), partially offset by the $3.1 million increase in gross profit. The increase in SG&A is attributable to increased selling and marketing-related expenses, increased charges related to our Realignment Programs and decreased cash recoveries on previous bad debts, partially offset by lower stock-based compensation expense as compared to the same period in 2017.
Backlog of $819.5 million at March 31, 2018 decreased by $208.2 million, or 20.3%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $181 million at January 1, 2018. Currency effects provided an increase of approximately $4 million. Backlog at March 31, 2018 and December 31, 2017 included $14.4 million and $16.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors and specialty products (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, power generation and general industries. IPD operates 17 manufacturing facilities, five of which are located in the U.S, eight in Europe and four in Asia and it operates 30 QRCs worldwide, including 19 sites in Europe, six in the U.S., three in Asia and two in Latin America, including those co-located in manufacturing facilities.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017
Bookings	$198.5	$206.7
Sales	198.1	178.4
Gross profit	45.9	34.8
Gross profit margin	23.2%	19.5%
Segment operating loss	(2.3)	(13.7)
Segment operating loss as a percentage of sales	(1.2)%	(7.7)%

Bookings for the three months ended March 31, 2018 decreased by $8.2 million, or 4.0%, as compared with the same period in 2017. The decrease included currency benefits of approximately $12 million. The decrease in customer bookings was primarily driven by the oil and gas and water industries, partially offset by an increase in the power generation, chemical and general industries. Decreased customer bookings of $25.7 million into North America were partially offset by increased customer bookings of $13.8 million into Asia Pacific and $2.4 million into Africa. The decrease was driven by lower customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $1.7 million.
Sales for the three months ended March 31, 2018 increased $19.7 million, or 11.0%, as compared with the same period in 2017. The increase included currency benefits of approximately $12 million and was primarily driven by increased aftermarket sales. The increase resulted from increased sales of $11.8 million into Europe, $5.5 million into North America and $1.6 million into Africa, partially offset by decreased sales of $2.5 million into Asia Pacific. The impact of the adoption of the New Revenue Standard increased sales by approximately $9 million for the three months ended March 31, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $2.5 million when compared to the same period in 2017.
Gross profit for the three months ended March 31, 2018 increased by $11.1 million, or 31.9%, as compared with the same period in 2017. Gross profit margin for the three months ended March 31, 2018 of 23.2% increased from 19.5% for the same period in 2017. The increase in gross profit margin was primarily attributable to lower charges and increased savings related to our Realignment Programs. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the three months ended March 31, 2018.

Operating loss for the three months ended March 31, 2018 decreased by $11.4 million, or 83.2%, as compared with the same period in 2017. The decrease included negative currency effects of approximately $1 million. The decreased loss was primarily due to the $11.1 million increase in gross profit and a $0.6 million decrease in SG&A (including an increase due to currency effects of approximately $3 million). The decrease in SG&A is primarily due to lower charges related our Realignment Programs compared to the same period in 2017.
Backlog of $403.5 million at March 31, 2018 decreased by $20.8 million, or 4.9%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $34 million at January 1, 2018. Currency effects provided an increase of approximately $3 million. Backlog at March 31, 2018 and December 31, 2017 included $15.4 million and $17.3 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 46 manufacturing facilities and QRCs in 21 countries around the world, with five of its 21 manufacturing operations located in the U.S., 10 located in Europe, five located in Asia Pacific, and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2018	2017
Bookings	$327.3	$309.8
Sales	277.2	280.4
Gross profit	88.2	98.0
Gross profit margin	31.8%	35.0%
Segment operating income	33.9	41.8
Segment operating income as a percentage of sales	12.2%	14.9%

Bookings for the three months ended March 31, 2018 increased by $17.5 million, or 5.6%, as compared with the same period in 2017. Bookings included currency benefits of approximately $16 million. Increased customer bookings in the general, chemical and oil and gas industries, were partially offset by decreases in the power generation and water industries. Increased customer bookings of $27.9 million into North America and $8.2 million into Asia Pacific, were partially offset by decreased customer bookings of $20.5 million into Europe. The increase was more heavily weighted towards customer original equipment bookings. The three months ended March 31, 2017 included bookings of approximately $25 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Sales for the three months ended March 31, 2018 decreased $3.2 million, or 1.1%, as compared with the same period in 2017. The decrease included currency benefits of approximately $13 million and was driven by lower customer original equipment sales. The decrease was primarily driven by decreased customer sales of $21.6 million into Europe and $8.3 million into Latin America, substantially offset by increased customer sales of $12.0 million into Asia Pacific, $11.9 million into North America and $2.7 million into Africa. The impact of the adoption of the New Revenue Standard increased sales by approximately $24 million for the three months ended March 31, 2018. The three months ended March 31, 2017 included sales of approximately $23 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Gross profit for the three months ended March 31, 2018 decreased by $9.8 million, or 10.0%, as compared with the same period in 2017. Gross profit margin for the three months ended March 31, 2018 of 31.8% decreased from 35.0% for the same period in 2017. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs, revenue recognized on lower margin orders and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by increased savings achieved related to our Realignment Programs compared to the same period in 2017. The impact of the adoption of the New Revenue Standard had a favorable impact on gross profit margin for the three months ended March 31, 2018.
Operating income for the three months ended March 31, 2018 decreased by $7.9 million, or 18.9%, as compared with the same period in 2017. The decrease included currency benefits of approximately $1 million. The decrease was due to the $9.8 million decrease in gross profit, partially offset by a decrease in SG&A of $2.2 million (including an increase due to currency effects of approximately $2 million). The decrease in SG&A was primarily due to savings achieved related to our Realignment Programs compared to the same period in 2017.
Backlog of $646.2 million at March 31, 2018 increased by $28.8 million, or 4.7%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $35 million at January 1, 2018. Currency effects provided an increase of less than $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Net cash flows (used) provided by operating activities	$(120.7)	$3.9
Net cash flows used by investing activities	(12.9)	(15.5)
Net cash flows used by financing activities	(46.9)	(38.8)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2018 was $535.7 million, as compared with $703.4 million at December 31, 2017.
Our cash balance decreased by $167.7 million to $535.7 million at March 31, 2018, as compared with December 31, 2017. The cash used during the first three months of 2018 included $24.8 million in dividend payments and $15.0 million of payments on long-term debt.
For the three months ended March 31, 2018, our cash used by operating activities was $120.7 million, as compared with cash provided of $3.9 million for the same period in 2017. Cash flow used by working capital increased for the three months ended March 31, 2018, due primarily to increased uses of cash related to inventories, contract assets, accounts payable, accrued liabilities and income taxes payable, partially offset by an increased source of cash related to accounts receivable as compared to the same period in 2017.
Decreases in accounts receivable provided $41.9 million of cash flow for the three months ended March 31, 2018, as compared with $67.5 million for the same period in 2017. As of March 31, 2018, our days’ sales outstanding ("DSO") was 76 days as compared with 86 days as of March 31, 2017. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of 16 days on DSO as of March 31, 2018.
Increases in contract assets used $64.4 million of cash flow for the three months ended March 31, 2018, due primarily to revenue recognized in advance of customer invoices.
Increases in inventory used $48.6 million and $27.1 million of cash flow for the three months ended March 31, 2018 and March 31, 2017, respectively. Inventory turns were 3.7 times at March 31, 2018 compared with 2.5 times for the same period in 2017. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of approximately 1.4 times on our inventory turn calculation as of March 31, 2018.
Decreases in accounts payable used $59.6 million of cash flow for the three months ended March 31, 2018 as compared with $60.7 million for the same period in 2017. Decreases in accrued liabilities and income taxes payable used $32.6 million of cash flow for the three months ended March 31, 2018 as compared with $36.0 million for the same period in 2017.
Cash flows used by investing activities during the three months ended March 31, 2018 were $12.9 million as compared with a use of $15.5 million for the same period in 2017. Capital expenditures during the three months ended March 31, 2018 were $13.5 million, a decrease of $2.4 million as compared with the same period in 2017. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2018, total capital expenditures are expected to be between $80 million and $90 million.
Cash flows used by financing activities during the three months ended March 31, 2018 were $46.9 million as compared with $38.8 million for the same period in 2017. Cash outflows during the three months ended March 31, 2018 resulted primarily from $24.8 million of dividend payments and $15.0 million of payments on long-term debt.
Our Senior Credit Facility matures in October 2020. Approximately 30% of our outstanding Term Loan Facility is due to mature in the remainder of 2018 and approximately 40% in 2019. As of March 31, 2018, we had available capacity of $718.4 million on our $800.0 million Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During the three months ended March 31, 2018 and 2017 we made no cash contributions to our U.S. pension plan. At December 31, 2017 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2018, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of March 31, 2018, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2017 Annual Report and Note 5 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through March 31, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. The preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period.
During the three months ended March 31, 2018, our critical accounting policies and methodology used in determining estimates for revenue and related expenses changed. On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method for transition and modified our accounting policies and practices to support our accounting estimates of revenue and expenses in accordance with U.S. GAAP. For a discussion related to our adoption of the New Revenue Standard and the impacts on revenue and expenses refer to Notes 1 and 2 to our condensed consolidated financial statements included in this Quarterly Report.
Critical policies for other significant estimates, for which no significant changes have occurred in the three months ended March 31, 2018, include:

•Deferred Taxes, Tax Valuation Allowances and Tax Reserves;

•Reserves for Contingent Loss;

•Retirement and Postretirement Benefits; and

•Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
For the other significant estimates referenced above, our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2017 Annual Report.
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

•	increased aging and slower collection of receivables, particularly in Latin America and other emerging markets;

•	our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-For-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	access to public and private sources of debt financing;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•	obligations under our defined benefit pension plans;

•	risks and potential liabilities associated with cyber security threats;

•	our inability to execute and realize the expected financial benefits of our strategic manufacturing optimization and other cost-saving initiatives;

•
our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud;

•	the recording of increased deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results;

•	if we are not able to successfully execute and realize the expected financial benefits from our strategic realignment and other cost-saving initiatives, our business could be adversely affected; and

•	ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2017 Annual Report and Part II of this 10-Q, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2018, we had $150.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 3.80%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.4 million for the three months ended March 31, 2018.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains associated with foreign currency translation of $19.4 million and $33.8 million for the three months March 31, 2018 and 2017, respectively, which are included in other comprehensive income.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of March 31, 2018, we had a U.S. dollar equivalent of $272.1 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $235.6 million at December 31, 2017. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $8.0 million and $11.0 million for the three months ended March 31, 2018 and 2017, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2018, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2018 would have impacted our net earnings by approximately $1 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2017 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in risk factors discussed in our 2017 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2017 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 11 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2018 we had no repurchases of common shares. As of March 31, 2018, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2018:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	—		$—	—	$160.7
February 1 - 28	49,871	(1)	44.73	—	160.7
March 1 - 31	3,198	(2)	43.29	—	160.7
Total	53,069		$44.64	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 1,061 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $43.77, and 2,137 shares purchased at a price of $43.05 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
In the first quarter of 2018, Kim L. Jackson, President of Engineered Product Operations, notified the Company that he will retire from his role at the Company during 2018. In order to facilitate an orderly transition, he will continue to serve in his current capacities through his retirement date while the Company conducts a search for his successor. Mr. Jackson’s retirement is not due to a disagreement with the Company.

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

FLOWSERVE CORPORATION

Date:	May 10, 2018	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	/s/ Lee S. Eckert
Lee S. Eckert
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)