Form 10-Q
period 2018-06-30
FLOWSERVE CORP
filed 2018-08-08
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2018 there were 130,852,600 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2018 and 2017 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2018 and 2017 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2018 and December 31, 2017 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2018 and 2017 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other information	47
Item 6. Exhibits	47
SIGNATURES	48
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2018	2017
Sales	$973,129	$877,063
Cost of sales	(687,072)	(631,603)
Gross profit	286,057	245,460
Selling, general and administrative expense	(240,791)	(252,530)
Gain on sale of business	—	131,294
Net earnings from affiliates	1,445	2,654
Operating income	46,711	126,878
Interest expense	(14,939)	(14,951)
Interest income	1,330	641
Other expense, net	(4,770)	(9,496)
Earnings before income taxes	28,332	103,072
Provision for income taxes	(13,545)	(60,887)
Net earnings, including noncontrolling interests	14,787	42,185
Less: Net earnings attributable to noncontrolling interests	(1,567)	(307)
Net earnings attributable to Flowserve Corporation	$13,220	$41,878
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.10	$0.32
Diluted	0.10	0.32
Cash dividends declared per share	$0.19	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2018	2017
Net earnings, including noncontrolling interests	$14,787	$42,185
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $7,079 and $(10,357), respectively	(60,997)	34,317
Pension and other postretirement effects, net of taxes of $(274) and $(525), respectively	5,817	(1,142)
Cash flow hedging activity	97	(19)
Other comprehensive (loss) income	(55,083)	33,156
Comprehensive (loss) income, including noncontrolling interests	(40,296)	75,341
Comprehensive income attributable to noncontrolling interests	(1,571)	(307)
Comprehensive (loss) income attributable to Flowserve Corporation	$(41,867)	$75,034

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2018	2017
Sales	$1,893,083	$1,743,381
Cost of sales	(1,335,593)	(1,228,934)
Gross profit	557,490	514,447
Selling, general and administrative expense	(469,966)	(474,304)
Gain on sale of business	—	131,294
Net earnings from affiliates	4,613	6,109
Operating income	92,137	177,546
Interest expense	(29,818)	(29,646)
Interest income	2,968	1,265
Other expense, net	(11,925)	(21,483)
Earnings before income taxes	53,362	127,682
Provision for income taxes	(22,116)	(66,208)
Net earnings, including noncontrolling interests	31,246	61,474
Less: Net earnings attributable to noncontrolling interests	(2,883)	(545)
Net earnings attributable to Flowserve Corporation	$28,363	$60,929
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.22	$0.47
Diluted	0.22	0.46
Cash dividends declared per share	$0.38	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2018	2017
Net earnings, including noncontrolling interests	$31,246	$61,474
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $4,788 and $(12,171), respectively	(41,548)	68,103
Pension and other postretirement effects, net of taxes of $(587) and $(1,112), respectively	5,507	(658)
Cash flow hedging activity, net of taxes of $(34) in 2017	125	84
Other comprehensive (loss) income	(35,916)	67,529
Comprehensive income, including noncontrolling interests	(4,670)	129,003
Comprehensive income attributable to noncontrolling interests	(3,693)	(1,079)
Comprehensive income attributable to Flowserve Corporation	$(8,363)	$127,924

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$517,442	$703,445
Accounts receivable, net of allowance for doubtful accounts of $57,281 and $59,113, respectively	815,708	856,711
Contract assets, net	257,224	—
Inventories, net	675,325	884,273
Prepaid expenses and other	107,292	114,316
Total current assets	2,372,991	2,558,745
Property, plant and equipment, net of accumulated depreciation of $983,074 and $968,033, respectively	625,979	671,796
Goodwill	1,206,877	1,218,188
Deferred taxes	54,576	51,974
Other intangible assets, net	200,253	210,049
Other assets, net	189,946	199,722
Total assets	$4,650,622	$4,910,474

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$428,835	$443,113
Accrued liabilities	382,157	724,196
Contract liabilities	171,940	—
Debt due within one year	69,923	75,599
Total current liabilities	1,052,855	1,242,908
Long-term debt due after one year	1,454,947	1,499,658
Retirement obligations and other liabilities	501,269	496,954
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	483,477	488,326
Retained earnings	3,502,006	3,503,947
Treasury shares, at cost – 46,241and 46,471 shares, respectively	(2,049,549)	(2,059,558)
Deferred compensation obligation	6,933	6,354
Accumulated other comprehensive loss	(542,198)	(505,473)
Total Flowserve Corporation shareholders’ equity	1,621,660	1,654,587
Noncontrolling interests	19,891	16,367
Total equity	1,641,551	1,670,954
Total liabilities and equity	$4,650,622	$4,910,474

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2018	2017
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$31,246	$61,474
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	49,169	50,252
Amortization of intangible and other assets	8,467	7,143
Gain on disposition of business	—	(131,294)
Stock-based compensation	8,395	15,743
Foreign currency, asset impairments and other non-cash adjustments	35,037	31,573
Change in assets and liabilities:
Accounts receivable, net	(32,235)	71,078
Inventories, net	(57,414)	(17,277)
Contract assets, net	(48,907)	—
Prepaid expenses and other assets, net	2,353	29,106
Accounts payable	(10,550)	(55,928)
Contract liabilities	(384)	—
Accrued liabilities and income taxes payable	(44,756)	(9,777)
Retirement obligations and other	4,478	(8,624)
Net deferred taxes	(1,636)	3,131
Net cash flows (used) provided by operating activities	(56,737)	46,600
Cash flows – Investing activities:
Capital expenditures	(31,747)	(29,447)
Proceeds from disposal of assets and other	908	2,383
Proceeds from disposition of business	—	181,838
Net cash flows (used) provided by investing activities	(30,839)	154,774
Cash flows – Financing activities:
Payments on long-term debt	(30,000)	(30,000)
Proceeds under other financing arrangements	2,253	6,644
Payments under other financing arrangements	(6,282)	(2,690)
Payments related to tax withholding for stock-based compensation	(2,931)	(6,593)
Payments of dividends	(49,681)	(49,579)
Other	(607)	(244)
Net cash flows used by financing activities	(87,248)	(82,462)
Effect of exchange rate changes on cash	(11,179)	19,087
Net change in cash and cash equivalents	(186,003)	137,999
Cash and cash equivalents at beginning of period	703,445	367,162
Cash and cash equivalents at end of period	$517,442	$505,161

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report").
Argentina Highly Inflationary - Effective July 1, 2018, Argentina was designated as hyperinflationary, and as a result, we will begin to use the U.S. dollar as our functional currency in Argentina. Our Argentinian subsidiary's sales for the three and six months ended June 30, 2018 and total assets at June 30, 2018 represented approximately 1% of our consolidated sales and total assets, respectively.
Accounting Developments
Pronouncements Implemented
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (the "New Revenue Standard" or "ASC 606"), which supersedes most of the revenue recognition requirements in "Revenue Recognition (Topic 605)" ("Topic 605"). On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method for transition, applying the guidance to those contracts which were not completed as of that date. According to our method of transition we adjusted for the cumulative effect of the changes made to our condensed consolidated balance sheet and recorded a cumulative effect adjustment to increase retained earnings by approximately $20 million, mostly associated with the increase in percentage of completion ("POC") method revenue, as a result of initially applying the standard. We have modified our accounting policies and practices, business processes, systems and controls to support compliance with the standard requirements. Revenue recognition and related financial information for this Quarterly Report are based on the requirements of ASC 606. Accordingly, periods prior to January 1, 2018 are presented in accordance with Topic 605. Refer to Note 2 of this Quarterly Report for a discussion on our adoption of the New Revenue Standard.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components of net benefit cost elsewhere in the income statement and outside of operating income. Entities are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost. We adopted the income statement presentation aspects of this new guidance on a retrospective basis. The following is a reconciliation of the effect of the reclassification of the net post-retirement benefit cost from cost of sales ("COS") and selling, general and administrative expenses ("SG&A") to other expense, net in our condensed consolidated statement of income for the three and six months ended June 30, 2017:

(Amounts in thousands)	As Previously Reported	Adjustments(1)	As Reported
Three Months Ended June 30, 2017
Cost of sales	$(632,068)	$465	$(631,603)
Gross profit	244,995	465	245,460
Selling, general and administrative expense	(252,800)	270	(252,530)
Operating income	126,143	735	126,878
Other expense, net	(8,761)	(735)	(9,496)

Six Months Ended June 30, 2017
Cost of sales	$(1,229,948)	$1,014	$(1,228,934)
Gross profit	513,433	1,014	514,447
Selling, general and administrative expense	(474,885)	581	(474,304)
Operating income	175,951	1,595	177,546
Other expense, net	(19,888)	(1,595)	(21,483)
_______________________________________
(1) We elected the practical expedient that allows us to use the amounts disclosed in prior comparative periods’ pension and postretirement plan footnotes as the basis for the retrospective application of the new income statement presentation requirements. See Note 11 of this Quarterly Report for additional information on the components of the net periodic cost for retirement and postretirement benefits plans.
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

Pronouncements Not Yet Implemented
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  We are currently evaluating the impact of ASU No. 2016-02 and all related ASU's on our consolidated financial condition and results of operations. We have formed a project team and initiated the process of assessing critical components of this new guidance and the potential impact that the guidance will have on our financial position, results of operations and cash flows.   This evaluation process includes a review of our leasing contracts and a completeness assessment over our lease population.  We are implementing a software tool and are concurrently identifying changes to our business processes, systems and controls to support adoption of the new standard.  Based on the preliminary work completed and our initial qualitative evaluation, we believe a key change upon adoption of the standard will be the balance sheet recognition of leased assets and liabilities.  Also, based on the same qualitative evaluation, we believe that any changes in income statement recognition will not be material.
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
On July 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Non-employee Share-based Payment Accounting." The amendments of this ASU apply to all share-based payment transactions to non-employees, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations, accounted under ASC 505-50, Equity-Based Payments to Non-Employees. Under the amendments of ASU 2018-07, most of the guidance on compensation to nonemployees would be aligned with the requirements for shared based payments granted to employees Topic 718. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-07 on our consolidated financial condition and results of operations.

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
Historically, revenue recognized under the POC method has been 5% to 10% of our consolidated sales. Under the New Revenue Standard, we have experienced an increase in the amount of revenue recognized over time.  This increase is primarily due to the application of the new “transfer of control” model for revenue recognition. Under this model, revenue for performance obligations subject to contractual transfer of control during the manufacturing process are recognized over time. This includes contracts with cancellation provisions that require reimbursement for costs incurred plus a reasonable margin and for which the performance obligation has no alternative use.  Revenue from products and services transferred to customers over time accounted for approximately 23% and 3% of total revenue for the three month periods ended June 30, 2018 and 2017, respectively, and 23% and 3% of total revenue for the six month periods ended June 30, 2018 and 2017, respectively.
If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 77% and 97% of total revenue for the three month periods ended June 30, 2018 and 2017, respectively, and 77% and 97% of total revenue for the six month periods ended June 30, 2018 and 2017, respectively.
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
On June 30, 2018, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $1,335 million. We estimate recognition of approximately $1,059 million of this amount as revenue in 2018 and an additional $276 million in 2019 and thereafter.
Revenue recognized for performance obligations satisfied (or partially satisfied) in prior periods for the three and six months ended June 30, 2018 was not material.

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

	December 31, 2017	Adjustments due to adoption of New Revenue Standard	January 1, 2018
(Amounts in thousands)
Accounts receivable, net of allowance for doubtful accounts(1)	856,711	(49,247)	807,464
Contract assets, net(2)	—	219,361	219,361
Inventories, net(3)	884,273	(238,573)	645,700
Prepaid expenses and other	114,316	(4,457)	109,859
Total current assets	2,558,745	(72,916)	2,485,829
Deferred taxes	51,974	(2,706)	49,268
Other assets, net	199,722	2,004	201,726
Total assets	4,910,474	(73,618)	4,836,856
Accounts payable	443,113	11,784	454,897
Accrued liabilities(4)	724,196	(290,445)	433,751
Contract liabilities(5)	—	178,515	178,515
Total current liabilities	1,242,908	(100,146)	1,142,762
Retirement obligations and other liabilities	496,954	6,568	503,522
Retained earnings	3,503,947	19,642	3,523,589
Total equity	1,670,954	19,960	1,690,914
Total liabilities and equity	4,910,474	(73,618)	4,836,856
_____________________________________
(1) Adjusted for contract assets accounted for under delivery based methods, previously reported in receivables, net.
(2) Represents our right of payment in advance of our contractual right to bill the customer.
(3) Adjusted for contract assets accounted under the over time method, previously reported in inventories, net.
(4) Adjusted for deferred revenue previously reported in accrued liabilities and reclassified to contract assets and contract liabilities.
(5) Represents contractual billings in excess of revenue recognized at the contract level, previously reported in accrued liabilities.

The modified retrospective approach requires a dual reporting presentation to be disclosed in the year of adoption. The dual reporting requirement outlines the impact amount by which a financial statement line is affected in the current reporting period by the adoption of the New Revenue Standard as compared with the previous standard in effect before the adoption.
The following tables present the dual reporting requirements:

	Three Months Ended June 30, 2018
(Amounts in thousands, except percentages)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Sales	$962,630	$10,499	$973,129
Cost of sales	(684,749)	(2,323)	(687,072)
Gross profit	277,881	8,176	286,057
Gross profit margin	28.9%		29.4%
Selling, general and administrative expense	(240,731)	(60)	(240,791)
Net earnings from affiliates	1,445	—	1,445
Operating income	38,595	8,116	46,711
Operating income as a percent of sales	4.0%		4.8%
Interest expense	(14,939)	—	(14,939)
Interest income	1,330	—	1,330
Other expense, net	(4,680)	(90)	(4,770)
Earnings before income taxes	20,306	8,026	28,332
Provision for income taxes	(14,412)	867	(13,545)
Net earnings, including noncontrolling interests	5,894	8,893	14,787
Less: Net earnings attributable to noncontrolling interests	(1,567)	—	(1,567)
Net earnings attributable to Flowserve Corporation	$4,327	$8,893	$13,220

	Six Months Ended June 30, 2018
(Amounts in thousands, except percentages)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Sales	$1,811,859	$81,224	$1,893,083
Cost of sales	(1,269,224)	(66,369)	(1,335,593)
Gross profit	542,635	14,855	557,490
Gross profit margin	29.9%		29.4%
Selling, general and administrative expense	(469,966)	—	(469,966)
Net earnings from affiliates	4,613	—	4,613
Operating income	77,282	14,855	92,137
Operating income as a percent of sales	4.3%		4.9%
Interest expense	(29,818)	—	(29,818)
Interest income	2,968	—	2,968
Other expense, net	(11,624)	(301)	(11,925)
Earnings before income taxes	38,808	14,554	53,362
Provision for income taxes	(20,958)	(1,158)	(22,116)
Net earnings, including noncontrolling interests	17,850	13,396	31,246
Less: Net earnings attributable to noncontrolling interests	(2,883)	—	(2,883)
Net earnings attributable to Flowserve Corporation	$14,967	$13,396	$28,363

	June 30, 2018
(Amounts in thousands)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Accounts receivable, net	884,179	(68,471)	815,708
Contract assets, net	—	257,224	257,224
Inventories, net	985,776	(310,451)	675,325
Prepaid expenses and other	115,957	(8,665)	107,292
Total current assets	2,503,354	(130,363)	2,372,991
Deferred taxes	57,282	(2,706)	54,576
Other assets, net	189,537	409	189,946
Total assets	4,783,282	(132,660)	4,650,622
Accounts payable	422,264	6,571	428,835
Accrued liabilities	729,554	(347,397)	382,157
Contract liabilities	—	171,940	171,940
Total current liabilities	1,221,741	(168,886)	1,052,855
Retirement obligations and other liabilities	497,723	3,546	501,269
Retained earnings	3,468,968	33,038	3,502,006
Total equity	1,608,871	32,680	1,641,551
Total liabilities and equity	4,783,282	(132,660)	4,650,622

Disaggregated Revenue
We conduct our operations through three business segments based on the type of product and how we manage the business:

•	Engineered Product Division ("EPD") for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$130,949	$115,521	$238,977	$485,447
Aftermarket	340,229	80,770	66,683	487,682
	$471,178	$196,291	$305,660	$973,129

	Three Months Ended June 30, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$121,273	$111,700	$211,089	$444,062
Aftermarket	298,166	71,253	63,582	433,001
	$419,439	$182,953	$274,671	$877,063

	Six Months Ended June 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$270,576	$229,960	$449,467	$950,003
Aftermarket	657,391	153,582	132,107	943,080
	$927,967	$383,542	$581,574	$1,893,083

	Six Months Ended June 30, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$248,660	$219,555	$432,391	$900,606
Aftermarket	587,849	133,400	121,526	842,775
	$836,509	$352,955	$553,917	$1,743,381
_____________________________________
(1) Prior periods are presented in accordance with Topic 605.

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$184,533	$79,717	$133,564	$397,814
Latin America(1)	37,054	6,620	5,319	48,993
Middle East and Africa	62,495	12,375	32,986	107,856
Asia Pacific	112,293	26,287	76,390	214,970
Europe	74,803	71,292	57,401	203,496
	$471,178	$196,291	$305,660	$973,129

	Three Months Ended June 30, 2017(2)
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$166,080	$75,177	$119,932	$361,189
Latin America(1)	29,721	6,946	5,343	42,010
Middle East and Africa	46,410	12,659	28,492	87,561
Asia Pacific	99,599	24,010	57,036	180,645
Europe	77,629	64,161	63,868	205,658
	$419,439	$182,953	$274,671	$877,063

	Six Months Ended June 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
North America (1)	$367,750	$155,679	$258,279	$781,708
Latin America(1)	70,835	14,302	10,991	96,128
Middle East and Africa	124,183	27,511	66,045	217,739
Asia Pacific	220,376	46,319	132,573	399,268
Europe	144,823	139,731	113,686	398,240
	$927,967	$383,542	$581,574	$1,893,083

	Six Months Ended June 30, 2017(2)
	EPD	IPD	FCD	Total
North America (1)	$325,319	$145,324	$233,105	$703,748
Latin America(1)	63,082	14,062	19,295	96,439
Middle East and Africa	119,138	26,388	57,387	202,913
Asia Pacific	180,211	46,449	101,632	328,292
Europe	148,759	120,732	142,498	411,989
	$836,509	$352,955	$553,917	$1,743,381
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
(2) Prior periods are presented in accordance with Topic 605.

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
The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2018:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2018	$219,361	3,990	$178,515	$3,925
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(99,538)	(659)
Increase due to revenue recognized in the period in excess of billings	334,815	405	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	107,080	—
Amounts transferred from contract assets to receivables	(279,360)	(2,167)	—	—
Currency effects and other, net	(17,592)	(435)	(14,117)	(838)
Ending balance, June 30, 2018	$257,224	$1,793	$171,940	$2,428
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	Dispositions
IPD Asset Divestiture
On June 29, 2018, pursuant to a plan of sale approved by management, we have executed an agreement to divest two IPD locations and associated product lines, including the related assets and liabilities.  As of June 30, 2018, the assets and liabilities related to this business did not meet the criteria for classification of assets held for sale due to a contingency that may potentially impact the final terms and/or timing of the divestiture. A pre-tax charge of $17.4 million was recorded in our condensed consolidated statements of income for the period ending June 30, 2018 to write-down related inventory and long-lived assets to their estimated fair value, of which $7.7 million was recorded in COS and $9.7 million was recorded in SG&A.   Based on the current known facts and circumstances we estimate that an additional pre-tax loss of approximately $5 million to $10 million will be recognized upon the closing of the transaction which is currently estimated to be in the third quarter of 2018. The estimated additional pre-tax loss primarily relates to working capital changes and cash to be transferred at the closing date. In 2017, net sales related to the business totaled approximately $42 million, although the business produced an operating loss in each of the last two fiscal years.
Vogt
Effective July 6, 2017, we sold our FCD's Vogt product line and related assets and liabilities to a privately held company for $28.0 million of cash received at closing. The sale resulted in a pre-tax gain of $11.1 million recorded in gain on sale of business in the condensed consolidated statements of income in the third quarter of 2017. In 2016, net sales related to the Vogt business totaled approximately $17 million, with earnings before interest and taxes of approximately $4 million.
Gestra AG
Effective May 2, 2017, we sold our FCD's Gestra AG ("Gestra") business to a leading provider of steam system solutions for $203.6 million (€178.3 million), which included $180.8 million (€158.3 million) of cash received at closing (net of divested cash and subsequent working capital adjustments) and $24.0 million (€20.0 million) of previous escrow amounts collected in the fourth quarter of 2017. The sale resulted in a pre-tax gain of $130.2 million ($79.4 million after-tax) recorded in gain on sale of business in the consolidated statements of income in 2017. The sale included Gestra’s manufacturing facility in Germany as well as related operations in the U.S., the United Kingdom ("U.K."), Spain, Poland, Italy, Singapore and Portugal. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).

4.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,187,671 were available for issuance as of June 30, 2018. In 2016 the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2018, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately two years. No stock options were granted during the six months ended June 30, 2018, compared to 114,943 stock options granted for the same period in 2017. No stock options vested during the six months ended June 30, 2018 and 2017.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $31.0 million and $16.7 million at June 30, 2018 and December 31, 2017, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2018 and 2017 was $2.7 million and $2.3 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2018 and 2017 was $33.7 million and $28.0 million, respectively.
We recorded stock-based compensation expense of $3.4 million ($4.4 million pre-tax) and $2.9 million ($4.3 million pre-tax) for the three months ended June 30, 2018 and 2017, respectively. We recorded stock-based compensation expense of $6.5 million ($8.4 million pre-tax) and $10.4 million ($15.6 million pre-tax) for the six months ended June 30, 2018 and 2017, respectively. Performance-based shares granted in 2015 did not vest due to unachievement of performance targets resulting in 100,033 forfeited shares and a $5.4 million reduction of stock-based compensation expense for the six months ended June 30, 2018.

The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2018
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2018	1,203,852	$47.10
Granted	754,912	44.63
Vested	(298,767)	46.44
Forfeited	(218,096)	50.25
Outstanding as of June 30, 2018	1,441,901	$45.47

Unvested Restricted Shares outstanding as of June 30, 2018 included approximately 762,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 and 2018 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most units were granted in three annual grants since January 1, 2016 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,523,000 shares based on performance targets. As of June 30, 2018, we estimate vesting of approximately 610,000 shares based on expected achievement of performance targets.

5.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 7 to our consolidated financial statements included in our 2017 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
Foreign exchange contracts with third parties had a notional value of $287.2 million and $235.6 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the length of foreign exchange contracts currently in place ranged from 13 days to 27 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2018	2017
Current derivative assets	$689	$2,489
Noncurrent derivative assets	9	177
Current derivative liabilities	2,960	284
Noncurrent derivative liabilities	129	56
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.

The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Loss recognized in income	$(123)	$(2,226)	$(1,227)	$(329)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 6 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the six months ended June 30, 2018 and 2017.

6.	Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2018	2017
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $4,598 and $5,335	$579,552	$594,465
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,393 and $2,590	297,607	297,410
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $2,912 and $3,230	497,088	496,770
Term Loan Facility, interest rate of 3.83% at June 30, 2018 and 3.19% at December 31, 2017, net of debt issuance costs of $401 and $585	134,599	164,415
Capital lease obligations and other borrowings	16,024	22,197
Debt and capital lease obligations	1,524,870	1,575,257
Less amounts due within one year	69,923	75,599
Total debt due after one year	$1,454,947	$1,499,658
Senior Credit Facility

As discussed in Note 10 to our consolidated financial statements included in our 2017 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $800.0 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of June 30, 2018 and December 31, 2017, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $76.3 million and $94.8 million at June 30, 2018 and December 31, 2017, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $432.6 million and $644.8 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of June 30, 2018.

We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.20% (per annum) during the period ended June 30, 2018. During the six months ended June 30, 2018, we made scheduled repayments of $30.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at June 30, 2018 was $1,371.4 million compared to the carrying value of $1,374.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2018 and December 31, 2017.

8.	Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2018	2017
Raw materials	$355,700	$358,827
Work in process	223,925	548,250
Finished goods	177,123	215,849
Less: Progress billings	—	(160,044)
Less: Excess and obsolete reserve	(81,423)	(78,609)
Inventories, net	$675,325	$884,273

In the three months ended June 30, 2018, we recorded a $7.7 million inventory charge related to the potential divestiture of two IPD locations and related product lines, and resulted in a decrease to finished goods. Refer to Note 3 of this Quarterly Report for further discussion.

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
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2018	2017
Net earnings of Flowserve Corporation	$13,220	$41,878
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$13,220	$41,878
Weighted average shares:
Common stock	130,816	130,646
Participating securities	28	86
Denominator for basic earnings per common share	130,844	130,732
Effect of potentially dilutive securities	382	609
Denominator for diluted earnings per common share	131,226	131,341
Earnings per common share:
Basic	$0.10	$0.32
Diluted	0.10	0.32

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2018	2017
Net earnings of Flowserve Corporation	$28,363	$60,929
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$28,363	$60,929
Weighted average shares:
Common stock	130,765	130,520
Participating securities	38	127
Denominator for basic earnings per common share	130,803	130,647
Effect of potentially dilutive securities	358	661
Denominator for diluted earnings per common share	131,161	131,308
Earnings per common share:
Basic	$0.22	$0.47
Diluted	0.22	0.46

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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2018 and 2017 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2018	2017	2018	2017	2018	2017
Service cost	$5.1	$4.9	$1.8	$1.7	$—	$—
Interest cost	3.9	4.1	2.1	2.2	0.2	0.2
Expected return on plan assets	(6.4)	(6.0)	(2.1)	(2.1)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	1.4	1.5	0.9	0.8	(0.3)	(0.2)
Net periodic cost recognized	$4.1	$4.6	$2.7	$2.6	$—	$0.1

Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2018 and 2017 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2018	2017	2018	2017	2018	2017
Service cost	$11.1	$11.1	$3.6	$3.4	$—	$—
Interest cost	7.9	8.4	4.4	4.4	0.4	0.4
Expected return on plan assets	(12.9)	(12.2)	(4.3)	(4.2)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	2.8	3.0	1.8	1.7	(0.4)	(0.1)
Net periodic cost recognized	$9.0	$10.4	$5.5	$5.3	$0.1	$0.4

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
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. We had no repurchases of shares of our outstanding common stock for both of the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, we had $160.7 million of remaining capacity under our current share repurchase program.

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
For the three months ended June 30, 2018, we earned $28.3 million before taxes and provided for income taxes of $13.5 million resulting in an effective tax rate of 47.8%. For the six months ended June 30, 2018, we earned $53.4 million before taxes and provided for income taxes of $22.1 million resulting in an effective tax rate of 41.4%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided.
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
As of June 30, 2018, the amount of unrecognized tax benefits decreased by $2.2 million from December 31, 2017. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2015, state and local income tax audits for years through 2012 or non-U.S. income tax audits for years through 2011. We are currently under examination for various years in Austria, Canada, France, Germany, India, Indonesia, Italy, Japan, Mexico, Saudi Arabia, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $15 million within the next 12 months.

14.	Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$471,178	$196,291	$305,660	$973,129	$—	$973,129
Intersegment sales	9,493	9,433	811	19,737	(19,737)	—
Segment operating income (loss)	51,024	(20,459)	46,422	76,987	(30,276)	46,711

Three Months Ended June 30, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$419,439	$182,953	$274,671	$877,063	$—	$877,063
Intersegment sales	8,272	8,873	732	17,877	(17,877)	—
Segment operating income (loss)	9,800	(28,594)	164,446	145,652	(18,774)	126,878
_______________________________________

(1) Prior period is presented in accordance with Topic 605.

Six Months Ended June 30, 2018
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$927,967	$383,542	$581,574	$1,893,083	$—	$1,893,083
Intersegment sales	20,396	20,303	2,129	42,828	(42,828)	—
Segment operating income (loss)	90,415	(22,721)	80,311	148,005	(55,868)	92,137

Six Months Ended June 30, 2017(1)
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$836,509	$352,955	$553,917	$1,743,381	$—	$1,743,381
Intersegment sales	15,864	17,252	1,923	35,039	(35,039)	—
Segment operating income (loss)	55,702	(42,260)	206,259	219,701	(42,155)	177,546
_______________________________________
(1) Prior period is presented in accordance with Topic 605.

15.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2018 and 2017:

	2018				2017
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - April 1	$(365,330)	$(116,065)	$(1,062)	$(482,457)	$(449,823)	$(136,046)	$(1,135)	$(587,004)
Other comprehensive (loss) income before reclassifications	(60,997)	3,788	97	(57,112)	33,765	(2,661)	(19)	31,085
Amounts reclassified from AOCL	—	2,029	—	2,029	552	1,519	—	2,071
Net current-period other comprehensive (loss) income	(60,997)	5,817	97	(55,083)	34,317	(1,142)	(19)	33,156
Balance - June 30	$(426,327)	$(110,248)	$(965)	$(537,540)	$(415,506)	$(137,188)	$(1,154)	$(553,848)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.9 million for April 1, 2018 and 2017, and $4.7 million and $3.9 million at June 30, 2018 and 2017, respectively. Includes net investment hedge gains of $12.5 million and losses of $12.5 million, net of deferred taxes, for the three months ended June 30, 2018 and 2017, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2018(1)	2017(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Gain on sale of business	$—	$(552)
	Tax benefit	—	—
	Net of tax	$—	$(552)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	$(1,975)	$(2,204)
Prior service costs(2)	Other expense, net	(78)	(57)
	Tax benefit	24	742
	Net of tax	$(2,029)	$(1,519)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.
The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2018 and 2017:

	2018				2017
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(384,779)	$(115,755)	$(1,090)	$(501,624)	$(483,609)	$(136,530)	$(1,238)	$(621,377)
Other comprehensive (loss) income before reclassifications	(41,548)	1,765	125	(39,658)	67,551	(3,814)	61	63,798
Amounts reclassified from AOCL	—	3,742	—	3,742	552	3,156	23	3,731
Net current-period other comprehensive (loss) income	(41,548)	5,507	125	(35,916)	68,103	(658)	84	67,529
Balance - June 30	$(426,327)	$(110,248)	$(965)	$(537,540)	$(415,506)	$(137,188)	$(1,154)	$(553,848)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.8 million and $3.4 million at January 1, 2018 and 2017, respectively, and $4.7 million and $3.9 million at June 30, 2018 and 2017, respectively. Includes net investment hedge losses of $21.3 million and $13.3 million, net of deferred taxes, for the six months ended June 30, 2018 and 2017, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2018(1)	2017(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business(2)	Gain on sale of business	$—	$(552)
	Tax benefit	—	—
	Net of tax	$—	$(552)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	$(4,170)	$(4,601)
Prior service costs(2)	Other expense, net	(159)	(115)
	Tax benefit	587	1,560
	Net of tax	$(3,742)	$(3,156)
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
The R1 Realignment Program and the R2 Realignment Program (collectively the "Realignment Programs") consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these programs of approximately $360 million, including projects in process or under final evaluation. We anticipate to incur the remaining charges throughout the remainder of 2018.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs:

	Three Months Ended June 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$4,492	$1,335	$706	$6,533	$—	$6,533
SG&A	328	836	116	1,280	28	1,308
	$4,820	$2,171	$822	$7,813	$28	$7,841
Non-Restructuring Charges
COS	$7,276	$2,000	$420	$9,696	$—	$9,696
SG&A	1,389	305	524	2,218	986	3,204
	$8,665	$2,305	$944	$11,914	$986	$12,900
Total Realignment Charges
COS	$11,768	$3,335	$1,126	$16,229	$—	$16,229
SG&A	1,717	1,141	640	3,498	1,014	$4,512
Total	$13,485	$4,476	$1,766	$19,727	$1,014	$20,741

	Three Months Ended June 30, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$2,866	$1,321	$1,211	$5,398	$—	$5,398
SG&A	587	97	(778)	(94)	64	(30)
	$3,453	$1,418	$433	$5,304	$64	$5,368
Non-Restructuring Charges
COS	$4,071	$2,377	$2,268	$8,716	$—	$8,716
SG&A	6,710	6,768	2,752	16,230	1,391	17,621
	$10,781	$9,145	$5,020	$24,946	$1,391	$26,337
Total Realignment Charges
COS	$6,937	$3,698	$3,479	$14,114	$—	$14,114
SG&A	7,297	6,865	1,974	16,136	1,455	$17,591
Total	$14,234	$10,563	$5,453	$30,250	$1,455	$31,705

	Six Months Ended June 30, 2018
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$5,437	$1,608	$2,452	$9,497	$—	$9,497
SG&A	419	703	345	1,467	28	1,495
	$5,856	$2,311	$2,797	$10,964	$28	$10,992
Non-Restructuring Charges
COS	$11,135	$2,170	$583	$13,888	$—	$13,888
SG&A	3,491	1,105	722	5,318	2,017	7,335
	$14,626	$3,275	$1,305	$19,206	$2,017	$21,223
Total Realignment Charges
COS	$16,572	$3,778	$3,035	$23,385	$—	$23,385
SG&A	3,910	1,808	1,067	6,785	2,045	8,830
Total	$20,482	$5,586	$4,102	$30,170	$2,045	$32,215

	Six Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$192	$6,093	$1,179	$7,464	$—	$7,464
SG&A	(195)	186	(653)	(662)	75	(587)
	$(3)	$6,279	$526	$6,802	$75	$6,877
Non-Restructuring Charges
COS	$5,172	$3,816	$2,701	$11,689	$—	$11,689
SG&A	7,424	10,374	3,300	21,098	2,555	23,653
	$12,596	$14,190	$6,001	$32,787	$2,555	$35,342
Total Realignment Charges
COS	$5,364	$9,909	$3,880	$19,153	$—	$19,153
SG&A	7,229	10,560	2,647	20,436	2,630	23,066
Total	$12,593	$20,469	$6,527	$39,589	$2,630	$42,219

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	EPD	IPD (1)	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$48,249	$49,433	$25,107	$122,789	$—	$122,789
SG&A	18,759	17,420	9,442	45,621	307	45,928
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
	$77,408	$76,153	$36,349	$189,910	$307	$190,217
Non-Restructuring Charges
COS	$37,558	$23,159	$15,450	$76,167	$8	$76,175
SG&A	20,337	19,506	8,886	48,729	11,939	60,668
	$57,895	$42,665	$24,336	$124,896	$11,947	$136,843
Total Realignment Charges
COS	$85,807	$72,592	$40,557	$198,956	$8	$198,964
SG&A	39,096	36,926	18,328	94,350	12,246	106,596
Income tax expense(2)	10,400	9,300	1,800	21,500	—	21,500
Total	$135,303	$118,818	$60,685	$314,806	$12,254	$327,060
____________________________
(1) Includes $47.7 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
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
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended June 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$2,248	$—	$2,968	$1,317	$6,533
SG&A	1,484	—	—	(176)	1,308
Total	$3,732	$—	$2,968	$1,141	$7,841

	Three Months Ended June 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(462)	$88	$198	$5,574	$5,398
SG&A	(498)	—	(161)	629	(30)
Total	$(960)	$88	$37	$6,203	$5,368

	Six Months Ended June 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$3,354	$—	$3,449	$2,694	$9,497
SG&A	1,293	—	—	202	1,495
Total	$4,647	$—	$3,449	$2,896	$10,992

	Six Months Ended June 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total

COS	$(4,220)	$226	$5,151	$6,307	$7,464
SG&A	(1,817)	—	191	1,039	(587)
Total	$(6,037)	$226	$5,342	$7,346	$6,877

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS(1)	$85,539	$902	$18,766	$17,582	$122,789
SG&A	31,163	43	1,677	13,045	45,928
Income tax expense(2)	—	—	—	21,500	21,500
Total	$116,702	$945	$20,443	$52,127	$190,217
_______________________________
(1) Includes $47.7 million of restructuring charges, primarily COS, related to the R1 Realignment Program.
(2) Income tax expense includes exit taxes as well as non-deductible costs.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the six months ended June 30, 2018 and 2017:

	2018			2017
(Amounts in thousands)	R1 Realignment Program	R2 Realignment Program	Total	R1 Realignment Program	R2 Realignment Program	Total
Balance at December 31	$2,005	$37,225	$39,230	$12,594	$47,733	$60,327
Charges, net of adjustments	(363)	7,907	7,544	(38)	1,572	1,534
Cash expenditures	(106)	(9,063)	(9,169)	(570)	(16,949)	(17,519)
Other non-cash adjustments, including currency	(318)	(2,060)	(2,378)	(30)	(5,319)	(5,349)
Balance at June 30	$1,218	$34,009	$35,227	$11,956	$27,037	$38,993

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2017 Annual Report.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 172 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.
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
During the first six months of 2018, our financial results continued to be challenged by cautious customer capital investment, primarily in the oil and gas industry and pricing pressures. With continued stability in oil prices, at improved levels beginning in the second half of 2017, we anticipate that customers will increase maintenance and short cycle investment during 2018.
In the second quarter of 2018 we formally launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth and better leverage our global platform.

RESULTS OF OPERATIONS — Three and six months ended June 30, 2018 and 2017

Effective January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all related ASUs ("New Revenue Standard"), using the modified retrospective method for transition. For a discussion related to our adoption of the New Revenue Standard requirements refer to Notes 1 and 2 to our condensed consolidated financial statements included in this Quarterly Report.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report. The Realignment Programs will continue throughout 2018 and the total charges for Realignment Programs by segment are detailed below for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$11,768	$3,335	$1,126	$16,229	$—	$16,229
SG&A	1,717	1,141	640	3,498	1,014	4,512
Total	$13,485	$4,476	$1,766	$19,727	$1,014	$20,741

	Three Months Ended June 30, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$6,937	$3,698	$3,479	$14,114	$—	$14,114
SG&A	7,297	6,865	1,974	16,136	1,455	17,591
Total	$14,234	$10,563	$5,453	$30,250	$1,455	$31,705

The total charges for Realignment Programs by segment are detailed below for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$16,572	$3,778	$3,035	$23,385	$—	$23,385
SG&A	3,910	1,808	1,067	6,785	2,045	8,830
Total	$20,482	$5,586	$4,102	$30,170	$2,045	$32,215

	Six Months Ended June 30, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$5,364	$9,909	$3,880	$19,153	$—	$19,153
SG&A	7,229	10,560	2,647	20,436	2,630	23,066
Total	$12,593	$20,469	$6,527	$39,589	$2,630	$42,219

We anticipate a total investment in these Realignment Programs of approximately $360 million, including projects in process or under final evaluation. Since inception of the Realignment Programs in 2015, we have incurred charges of $327.1 million and we expect to incur the remaining charges throughout the remainder of 2018.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $123 million for the six months ended June 30, 2018, as compared with $93 million in the same period of 2017. Approximately $78 million of those savings are in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect run-rate cost savings of approximately $230 million, of which the vast majority is anticipated to be achieved in 2018, and an approximate 20% reduction in our global workforce, relative to early 2015 workforce levels. Actual savings could vary from expected savings, which represent management’s estimate to date.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2018	2017
Bookings	$1,037.3	$971.3
Sales	973.1	877.1

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Bookings	$1,965.8	$1,928.1
Sales	1,893.1	1,743.4

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2018 increased by $66.0 million, or 6.8%, as compared with the same period in 2017. The increase included currency benefits of approximately $17 million. The increase was driven by increases in the oil and gas, general and chemical industries, partially offset by decreased bookings in the power generation industry. The increase was primarily due to customer aftermarket bookings. The three months ended June 30, 2017 included bookings of approximately $11 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Bookings for the six months ended June 30, 2018 increased by $37.7 million, or 2.0%, as compared with the same period in 2017, which included 2017 bookings for an order of approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China which did not recur. The increase included currency benefits of approximately $66 million. The increase was primarily driven by the general and chemical industries, partially offset by decreased bookings in the oil and gas and water industries. The increase was due to customer aftermarket bookings. The six months ended June 30, 2017 included bookings of approximately $39 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Sales for the three months ended June 30, 2018 increased by $96.0 million, or 10.9%, as compared with the same period in 2017. The increase included currency benefits of approximately $17 million. The increase was more heavily-weighted to aftermarket sales with increased sales into North America, Asia Pacific, Africa, Latin America and the Middle East, partially offset by decreased sales in Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $11 million for the three months ended June 30, 2018. The three months ended June 30, 2017 included sales of approximately $10 million related to FCD's businesses that were divested in the second and third quarter of 2017. Net sales to international customers, including export sales from the U.S., were approximately 64% and 63% of total sales for the three months ended June 30, 2018 and 2017, respectively.
Sales for the six months ended June 30, 2018 increased by $149.7 million, or 8.6%, as compared with the same period in 2017. The increase included currency benefits of approximately $66 million. The increase was more heavily-weighted to aftermarket sales with increased sales into North America, Asia Pacific and Africa, partially offset by decreased sales in the Middle East and Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $81 million for the six months ended June 30, 2018. The six months ended June 30, 2017 included sales of approximately $36 million related to FCD's businesses that were divested in the second quarter of 2017. Net sales to international customers, including export sales from the U.S., were approximately 63% of total sales for both the six months ended June 30, 2018 and 2017.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1,829.2 million at June 30, 2018 decreased by $204.2 million, or 10.0%, as compared with December 31, 2017. Currency effects provided a decrease of approximately $51 million. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $237 million at January 1, 2018. Approximately 35% of the backlog at June 30, 2018 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $1,335 million and approximately $494 million of customer orders that are generally subject to the possibility of customer cancellation for convenience without penalty (“Cancellable Backlog”).  We have historically experienced very low cancellation rates such that any potential subsequent reversals of Cancellable Backlog are not expected to be material.  The remaining portion of our total backlog is not cancellable without a substantive penalty and therefore represents remaining performance obligations as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Gross profit	$286.1	$245.5
Gross profit margin	29.4%	28.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Gross profit	$557.5	$514.4
Gross profit margin	29.4%	29.5%

Gross profit for the three months ended June 30, 2018 increased by $40.6 million, or 16.5%, as compared with the same period in 2017. Gross profit margin for the three months ended June 30, 2018 of 29.4% increased from 28.0% for the same period in 2017. The impact of the adoption of the New Revenue Standard had a favorable impact on gross profit margin for the three months ended June 30, 2018 of approximately 50 basis points. The increase in gross profit margin was primarily attributed to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in the second quarter of 2017 that did not recur, the favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings related to our Realignment Programs, partially offset by revenue recognized on lower margin projects and a $7.7 million charge for cost incurred related to the write-down of inventory associated with the potential divestiture of two IPD locations and related product lines. Aftermarket sales increased to approximately 50% of total sales, as compared with approximately 49% of total sales for the same period in 2017.

Gross profit for the six months ended June 30, 2018 increased by $43.1 million, or 8.4%, as compared with the same period in 2017. Gross profit margin for the six months ended June 30, 2018 of 29.4% decreased slightly from 29.5% for the same period in 2017. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the six months ended June 30, 2018 of approximately 50 basis points. The decrease in gross profit margin was primarily attributed to revenue recognized on lower margin projects and a $7.7 million charge for cost incurred related to the write-down of inventory associated with the potential divestiture of two IPD locations and related product lines, substantially offset by a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in the second quarter of 2017 that did not recur, the favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings related to our Realignment Programs. Aftermarket sales increased to approximately 50% of total sales, as compared with approximately 48% of total sales for the same period in 2017.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
SG&A	$240.8	$252.5
SG&A as a percentage of sales	24.7%	28.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
SG&A	$470.0	$474.3
SG&A as a percentage of sales	24.8%	27.2%

SG&A for the three months ended June 30, 2018 decreased by $11.7 million, or 4.6%, as compared with the same period in 2017. Currency effects yielded an increase of approximately $4 million. SG&A as a percentage of sales for the three months ended June 30, 2018 decreased 410 basis points as compared with the same period in 2017 primarily due to decreased charges related to our Realignment Programs, a $26.0 million impairment charge related to our manufacturing facility in Brazil in the second quarter of 2017 that did not recur and increased sales leverage, partially offset by increased broad-based annual incentive compensation expense and an impairment charge of $9.7 million related to the long-lived assets associated with the potential divestiture of two IPD locations and associated product lines.

SG&A for the six months ended June 30, 2018 decreased by $4.3 million, or 0.9%, as compared with the same period in 2017. Currency effects yielded an increase of approximately $13 million. SG&A as a percentage of sales for the six months ended June 30, 2018 decreased 240 basis points as compared with the same period in 2017 primarily due to decreased charges related to our Realignment Programs, a $26.0 million impairment charge related to our manufacturing facility in Brazil in the second quarter of 2017 that did not recur, increased sales leverage and lower stock-based compensation expense, partially offset by increased implementation costs associated with our adoption of the New Revenue Standard, increased broad-based annual incentive compensation expense and an impairment charge of $9.7 million related to the long-lived assets associated with the potential divestiture of two IPD locations and related product lines.

Gain on Sale of Business

	Three Months Ended June 30,
(Amounts in millions)	2018	2017
Gain on sale of business	$—	$131.3

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Gain on sale of business	$—	$131.3

The gain on sale of business decreased by $131.3 million for the three and six months ended June 30, 2018. The decrease was the result of the $131.3 million pre-tax gain from the sale of the Gestra business in the second quarter of 2017 that did not recur. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for additional information on this sale.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2018	2017
Net earnings from affiliates	$1.4	$2.7

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Net earnings from affiliates	$4.6	$6.1

Net earnings from affiliates for the three months ended June 30, 2018 decreased $1.3 million, or 48.1%, as compared with the same period in 2017. The decrease was primarily a result of decreased earnings of our EPD joint venture in South Korea and our FCD joint venture in China.

Net earnings from affiliates for the six months ended June 30, 2018 decreased $1.5 million, or 24.6%, as compared with the same period in 2017. The decrease was primarily a result of decreased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Operating income	$46.7	$126.9
Operating income as a percentage of sales	4.8%	14.5%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Operating income	$92.1	$177.5
Operating income as a percentage of sales	4.9%	10.2%

Operating income for the three months ended June 30, 2018 decreased by $80.2 million, or 63.2%, as compared with the same period in 2017. The decrease included currency benefits of approximately $2 million. The decrease was primarily a result of the $131.3 million pre-tax gain from the sale of the Gestra business in the second quarter of 2017 that did not recur, partially offset by the $40.6 million increase in gross profit and the $11.7 million decrease in SG&A.

Operating income for the six months ended June 30, 2018 decreased by $85.4 million, or 48.1%, as compared with the same period in 2017. The decrease included currency benefits of approximately $6 million. The decrease was primarily a result of the $131.3 million pre-tax gain from the sale of the Gestra business in the second quarter of 2017 that did not recur, partially offset by the $43.1 million increase in gross profit and the $4.3 million decrease in SG&A.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2018	2017
Interest expense	$(14.9)	$(15.0)
Interest income	1.3	0.6

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Interest expense	$(29.8)	$(29.6)
Interest income	3.0	1.3

Interest expense for the three and six months ended June 30, 2018 remained relatively constant, respectively, as compared with the same period in 2017. Interest income for the three and six months ended June 30, 2018 increased $0.7 million and $1.7 million, respectively, as compared with the same period in 2017. The increase in interest income for the three and six month periods was primarily attributable to higher average cash balances in the second quarter compared with the same period in 2017.

Other Expense, Net

	Three Months Ended June 30,
(Amounts in millions)	2018	2017
Other expense, net	$(4.8)	$(9.5)

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Other expense, net	$(11.9)	$(21.5)

Other expense, net for the three months ended June 30, 2018 decreased $4.7 million, as compared with the same period in 2017, due primarily to a $2.1 million decrease in losses arising from transactions on foreign exchange contracts and a $1.0 million decrease in losses from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Argentinian peso, Mexican peso, Indian rupee and British pound in relation to the U.S. dollar during the three months ended June 30, 2018, as compared with the same period in 2017.

Other expense, net for the six months ended June 30, 2018 decreased $9.6 million, as compared with the same period in 2017, due primarily to a $7.1 million decrease in losses from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Argentinian peso, Mexican peso, Indian rupee and Euro in relation to the U.S. dollar during the six months ended June 30, 2018, as compared with the same period in 2017. For a discussion related to hyperinflation in Argentina, refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Provision for income taxes	$13.5	$60.9
Effective tax rate	47.8%	59.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Provision for income taxes	$22.1	$66.2
Effective tax rate	41.4%	51.8%

The effective tax rate of 47.8% for the three months ended June 30, 2018 decreased from 59.1% for the same period in 2017. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. For further information concerning our taxes, including our evaluation on the impact of the Act, please see Note 13 to our condensed consolidated financial statements included in this Quarterly Report.

The effective tax rate of 41.4% for the six months ended June 30, 2018 decreased from 51.8% for the same period in 2017. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. For further information concerning our taxes, including our evaluation on the impact of the Act, please see Note 13 to our condensed consolidated financial statements included in this Quarterly Report.

Other Comprehensive (Loss) Income

	Three Months Ended June 30,
(Amounts in millions)	2018	2017
Other comprehensive (loss) income	$(55.1)	$33.2

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Other comprehensive (loss) income	$(35.9)	$67.5

Other comprehensive loss for the three months ended June 30, 2018 increased $88.3 million compared to income of $33.2 million in 2017. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Argentinian peso, British pound and Indian rupee versus the U.S. dollar during the three months ended June 30, 2018, as compared with the same period in 2017.
Other comprehensive loss for the six months ended June 30, 2018 increased $103.4 million compared to income of $67.5 million in 2017. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Argentinian peso, Indian rupee and British pound versus the U.S. dollar during the six months ended June 30, 2018, as compared with the same period in 2017. For a discussion related to hyperinflation in Argentina, refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report.
Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.

Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical and general industries. EPD operates in 47 countries with 29 manufacturing facilities worldwide, nine of which are located in Europe, nine in North America, six in Asia and five in Latin America, and it operates 120 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$505.7	$465.1
Sales	480.7	427.7
Gross profit	148.2	130.8
Gross profit margin	30.8%	30.6%
SG&A	99.0	123.6
Segment operating income	51.0	9.8
Segment operating income as a percentage of sales	10.6%	2.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$930.6	$925.1
Sales	948.4	852.4
Gross profit	288.1	267.7
Gross profit margin	30.4%	31.4%
SG&A	202.9	218.0
Segment operating income	90.4	55.7
Segment operating income as a percentage of sales	9.5%	6.5%

Bookings for the three months ended June 30, 2018 increased by $40.6 million, or 8.7%, as compared with the same period in 2017. The increase included currency benefits of approximately $4 million. The increase in customer bookings was driven by the chemical, general and oil and gas industries, partially offset by decreased bookings in the power generation industry. Increased customer bookings of $39.4 million into Europe, $21.3 million into North America, $6.3 million into the Middle East and $5.9 million into Latin America were partially offset by decreased customer bookings of $15.4 million into Asia Pacific and $9.6 million into Africa. The increase was driven by increased customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased by $2.2 million.

Bookings for the six months ended June 30, 2018 increased by $5.5 million, or 0.6%, as compared with the same period in 2017, which included 2017 bookings for an order of approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China which did not recur. The increase included currency benefits of approximately $24 million. The increase in customer bookings was primarily driven by the general, chemical and power generation industries, substantially offset by decreased bookings in the oil and gas industry. Increased customer bookings of $56.9 million into Europe, $9.0 million into North America, $7.3 million into Latin America and $6.8 million into the Middle East were substantially offset by decreased customer bookings of $67.6 million into Asia Pacific and $2.6 million into Africa. The increase was driven by increased customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased by $1.3 million.
Sales for the three months ended June 30, 2018 increased $53.0 million, or 12.4%, as compared with the same period in 2017. The increase included currency benefits of approximately $4 million. The increase was more heavily weighted towards aftermarket sales. The increase resulted from increased sales of $19.6 million into North America, $14.7 million into Africa, $13.4 million into Asia Pacific and $7.6 million into Latin America, partially offset by decreased sales of $2.4 million into Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $5 million for the three months ended June 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $1.2 million when compared to the same period in 2017.

Sales for the six months ended June 30, 2018 increased $96.0 million, or 11.3%, as compared with the same period in 2017. The increase included currency benefits of approximately $28 million. The increase was more heavily weighted towards aftermarket sales. The increase resulted from increased sales of $44.5 million into North America, $41.5 million into Asia Pacific, $21.3 million into Africa and $8.2 million into Latin America, partially offset by decreased sales of $15.5 million into the Middle East and $3.0 million into Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $42 million for the six months ended June 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $4.5 million when compared to the same period in 2017.
Gross profit for the three months ended June 30, 2018 increased by $17.4 million, or 13.3%, as compared with the same period in 2017. Gross profit margin for the three months ended June 30, 2018 of 30.8% increased from 30.6% for the same period in 2017. The slight increase in gross profit margin was primarily attributable to the favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings related to our Realignment Programs, substantially offset by increased charges related to our Realignment Programs and revenue recognized on lower margin projects. The impact of the adoption of the New Revenue Standard had a favorable impact on gross profit margin for the three months ended June 30, 2018.
Gross profit for the six months ended June 30, 2018 increased by $20.4 million, or 7.6%, as compared with the same period in 2017. Gross profit margin for the six months ended June 30, 2018 of 30.4% decreased from 31.4% for the same period in 2017. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs and revenue recognized on lower margin projects, partially offset by the favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings related to our Realignment Programs.
SG&A for the three months ended June 30, 2018 decreased by $24.6 million, or 19.9%, as compared with the same period in 2017. Currency effects provided an increase of approximately $1 million. The decrease in SG&A is primarily attributable to a $26.0 million impairment charge related to our manufacturing facility in Brazil in the second quarter of 2017 that did not recur and decreased charges related to our Realignment Programs, partially offset by higher selling and marketing-related expenses as compared to the same period in 2017.
SG&A for the six months ended June 30, 2018 decreased by $15.1 million, or 6.9%, as compared with the same period in 2017. Currency effects provided an increase of approximately $5 million. The decrease in SG&A is primarily attributable to a $26.0 million impairment charge related to our manufacturing facility in Brazil in the second quarter of 2017 that did not recur and decreased charges related to our Realignment Programs, partially offset by higher selling and marketing-related expenses as compared to the same period in 2017.
Operating income for the three months ended June 30, 2018 increased by $41.2 million, or 420.4%, as compared with the same period in 2017. The increase included currency benefits of approximately $2 million. The increase was primarily due to the $24.6 million decrease in SG&A and the $17.4 million increase in gross profit.
Operating income for the six months ended June 30, 2018 increased by $34.7 million, or 62.3%, as compared with the same period in 2017. The increase included currency benefits of approximately $6 million. The increase was primarily due to the $20.4 million increase in gross profit and the $15.1 million decrease in SG&A.
Backlog of $808.6 million at June 30, 2018 decreased by $219.1 million, or 21.3%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $181 million at January 1, 2018. Currency effects provided a decrease of approximately $33 million. Backlog at June 30, 2018 and December 31, 2017 included $14.4 million and $16.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$235.0	$213.3
Sales	205.7	191.8
Gross profit	37.2	24.1
Gross profit margin	18.1%	12.6%
SG&A	58.0	52.9
Segment operating loss	(20.5)	(28.6)
Segment operating loss as a percentage of sales	(10.0)%	(14.9)%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$433.4	$420.0
Sales	403.8	370.2
Gross profit	83.1	58.9
Gross profit margin	20.6%	15.9%
SG&A	105.9	101.3
Segment operating loss	(22.7)	(42.3)
Segment operating loss as a percentage of sales	(5.6)%	(11.4)%

Bookings for the three months ended June 30, 2018 increased by $21.7 million, or 10.2%, as compared with the same period in 2017. The increase included currency benefits of approximately $7 million. The increase in customer bookings was primarily driven by the oil and gas, power generation, general and water industries. Increased customer bookings of $16.2 million into Latin America, $13.2 million into Europe and $8.7 million into North America were partially offset by decreased customer bookings of $4.8 million into Asia Pacific. The increase was more heavily weighted towards increased customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $1.0 million.
Bookings for the six months ended June 30, 2018 increased by $13.4 million, or 3.2%, as compared with the same period in 2017. The increase included currency benefits of approximately $19 million. The increase in customer bookings was primarily driven by the power generation, chemical and general industries, partially offset by a decrease in the water industry. Increased customer bookings of $16.3 million into Latin America, $14.1 million into Europe and $9.0 million into Asia Pacific, were partially offset by decreased customer bookings of $16.9 million into North America. The increase was primarily driven by increased customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $3 million.
Sales for the three months ended June 30, 2018 increased $13.9 million, or 7.2%, as compared with the same period in 2017. The increase included currency benefits of approximately $6 million and was primarily driven by increased aftermarket sales. The increase primarily resulted from increased sales of $7.0 million into Europe, $4.4 million into North America and $2.2 million into Asia Pacific. The impact of the adoption of the New Revenue Standard increased sales by approximately $5 million for the three months ended June 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained relatively flat when compared to the same period in 2017.
Sales for the six months ended June 30, 2018 increased $33.6 million, or 9.1%, as compared with the same period in 2017. The increase included currency benefits of approximately $18 million and was primarily driven by increased aftermarket sales. The increase primarily resulted from increased sales of $18.8 million into Europe, $9.9 million into North America and $2.4 million into Africa. The impact of the adoption of the New Revenue Standard increased sales by approximately $14 million for the six months ended June 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $3.1 million when compared to the same period in 2017.
Gross profit for the three months ended June 30, 2018 increased by $13.1 million, or 54.4%, as compared with the same period in 2017. Gross profit margin for the three months ended June 30, 2018 of 18.1% increased from 12.6% for the same period in 2017. The increase in gross profit margin was primarily attributable to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in the second quarter of 2017 that did not recur and increased savings related to our Realignment Programs, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the potential divestiture of two IPD locations and related product lines.
Gross profit for the six months ended June 30, 2018 increased by $24.2 million, or 41.1%, as compared with the same period in 2017. Gross profit margin for the six months ended June 30, 2018 of 20.6% increased from 15.9% for the same period in 2017. The increase in gross profit margin was primarily attributable to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in the second quarter of 2017 that did not recur and increased savings related to our Realignment Programs, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the potential divestiture of two IPD locations and related product lines.
SG&A for the three months ended June 30, 2018 increased by $5.1 million, or 9.6%, as compared with the same period in 2017. Currency effects provided an increase of approximately $1 million. The increase in SG&A is primarily due to an impairment charge on long-lived assets related to the potential divestiture of two IPD locations and related product lines of $9.7 million, partially offset by lower charges related our Realignment Programs compared to the same period in 2017.
SG&A for the six months ended June 30, 2018 increased by $4.6 million, or 4.5%, as compared with the same period in 2017. Currency effects provided an increase of approximately $4 million. The increase in SG&A is primarily due to an impairment charge on long-lived assets related to the potential divestiture of two IPD locations and related product lines of $9.7 million, partially offset by lower charges related our Realignment Programs compared to the same period in 2017.
Operating loss for the three months ended June 30, 2018 decreased by $8.1 million, or 28.3%, as compared with the same period in 2017. The decrease included negative currency effects of approximately $1 million. The decreased loss was primarily due to the $13.1 million increase in gross profit, partially offset by the $5.1 million increase in SG&A.
Operating loss for the six months ended June 30, 2018 decreased by $19.6 million, or 46.3%, as compared with the same period in 2017. The decrease included negative currency effects of approximately $2 million. The decreased loss was primarily due to the $24.2 million increase in gross profit, partially offset by the $4.6 million increase in SG&A.
Backlog of $419.2 million at June 30, 2018 decreased by $5.1 million, or 1.2%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $34 million at January 1, 2018. Currency effects provided a decrease of approximately $9 million. Backlog at June 30, 2018 and December 31, 2017 included $16.9 million and $17.3 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 46 manufacturing facilities and QRCs in 25 countries around the world, with five of its 21 manufacturing operations located in the U.S., nine located in Europe, six located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$318.6	$316.2
Sales	306.5	275.4
Gross profit	101.0	87.9
Gross profit margin	33.0%	31.9%
SG&A	53.9	54.6
Segment operating income	46.4	164.4
Segment operating income as a percentage of sales	15.1%	59.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$645.3	$625.6
Sales	583.7	555.8
Gross profit	189.2	186.1
Gross profit margin	32.4%	33.5%
SG&A	108.2	111.0
Segment operating income	80.3	206.3
Segment operating income as a percentage of sales	13.8%	37.1%

Bookings for the three months ended June 30, 2018 increased by $2.4 million, or 0.8%, as compared with the same period in 2017. Bookings included currency benefits of approximately $7 million. Increased customer bookings in the oil and gas, general and chemical industries were substantially offset by decreases in the power generation and water industries. Increased customer bookings of $36.5 million into North America were substantially offset by decreased bookings of $14.8 million into the Middle East, $7.2 million into Asia Pacific, $6.9 million into Europe, $2.8 million into Africa and $1.1 million into Latin America. The increase was driven by increased customer aftermarket bookings. The three months ended June 30, 2017 included bookings of approximately $11 million related to FCD's businesses that were divested in the second and third quarter of 2017.

Bookings for the six months ended June 30, 2018 increased by $19.7 million, or 3.1%, as compared with the same period in 2017. Bookings included currency benefits of approximately $22 million. Increased customer bookings in the general, oil and gas and chemical industries were partially offset by decreases in the power generation and water industries. Increased customer bookings of $64.4 million into North America were partially offset by decreased customer bookings of $23.3 million into Europe, $13.6 million into Middle East and $4.8 million into Asia Pacific. The increase was driven by increased customer aftermarket bookings. The six months ended June 30, 2017 included bookings of approximately $39 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Sales for the three months ended June 30, 2018 increased $31.1 million, or 11.3%, as compared with the same period in 2017. The increase included currency benefits of approximately $7 million and was driven primarily by increased original equipment sales. The increase was primarily driven by increased customer sales of $19.2 million into Asia Pacific, $13.3 million into North America and $3.3 million into Africa, partially offset by decreased sales of $5.9 million into Europe. The adoption of the New Revenue Standard increased sales by approximately $1 million for the three months ended June 30, 2018. The three months ended June 30, 2017 included sales of approximately $10 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Sales for the six months ended June 30, 2018 increased $27.9 million, or 5.0%, as compared with the same period in 2017. The increase included currency benefits of approximately $20 million and was more heavily-weighted to increased original equipment sales. The increase was primarily driven by increased customer sales of $31.2 million into Asia Pacific, $25.2 million into North America, $6.1 million into Africa and $2.7 million into the Middle East, partially offset by decreased customer sales of $27.6 million into Europe and $8.3 million into Latin America. The adoption of the New Revenue Standard increased sales by approximately $25 million for the six months ended June 30, 2018. The six months ended June 30, 2017 included sales of approximately $36 million related to FCD's businesses that were divested in the second of 2017.
Gross profit for the three months ended June 30, 2018 increased by $13.1 million, or 14.9%, as compared with the same period in 2017. Gross profit margin for the three months ended June 30, 2018 of 33.0% increased from 31.9% for the same period in 2017. The increase in gross profit margin was primarily attributable to decreased charges and increased savings related to our Realignment Programs and the favorable impact of increased sales on our absorption of fixed manufacturing costs as compared to the same period in 2017. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the three months ended June 30, 2018.
Gross profit for the six months ended June 30, 2018 increased by $3.1 million, or 1.7%, as compared with the same period in 2017. Gross profit margin for the six months ended June 30, 2018 of 32.4% decreased from 33.5% for the same period in 2017. The decrease in gross profit margin was primarily attributable to revenue recognized on lower margin orders, partially offset by the positive impact of increased sales on our absorption of fixed manufacturing costs and increased savings achieved related to our Realignment Programs compared to the same period in 2017. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the six months ended June 30, 2018.

SG&A for the three months ended June 30, 2018 decreased by $0.7 million, or 1.3%, as compared with the same period in 2017. Currency effects provided an increase of approximately $1 million. The decrease in SG&A is primarily due to lower charges related to our Realignment Programs compared to the same period in 2017.
SG&A for the six months ended June 30, 2018 decreased by $2.8 million, or 2.5%, as compared with the same period in 2017. Currency effects provided an increase of approximately $3 million. The decrease in SG&A is primarily due to lower charges related our Realignment Programs compared to the same period in 2017.
Operating income for the three months ended June 30, 2018 decreased by $118.0 million, or 71.8%, as compared with the same period in 2017. The decrease included currency benefits of less than $1 million. The decrease was due to the $131.3 million pre-tax gain from the sale of the Gestra business in the second quarter of 2017, which was partially offset by the $13.1 million increase in gross profit and the decrease in SG&A of $0.7 million.
Operating income for the six months ended June 30, 2018 decreased by $126.0 million, or 61.1%, as compared with the same period in 2017. The decrease included currency benefits of approximately $1 million. The decrease was due to the $131.3 million pre-tax gain from the sale of the Gestra business in the second quarter of 2017, which was partially offset by the $3.1 million increase in gross profit and the decrease in SG&A of $2.8 million.
Backlog of $634.3 million at June 30, 2018 increased by $16.9 million, or 2.7%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $35 million at January 1, 2018. Currency effects provided a decrease of approximately $9 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Net cash flows (used) provided by operating activities	$(56.7)	$46.6
Net cash flows (used) provided by investing activities	(30.8)	154.8
Net cash flows used by financing activities	(87.2)	(82.5)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2018 was $517.4 million, as compared with $703.4 million at December 31, 2017.
Our cash balance decreased by $186.0 million to $517.4 million at June 30, 2018, as compared with December 31, 2017. The cash used during the first six months of 2018 included $49.7 million in dividend payments and $30.0 million of payments on long-term debt.
For the six months ended June 30, 2018, our cash used by operating activities was $56.7 million, as compared with cash provided of $46.6 million for the same period in 2017. Cash flow used by working capital increased for the six months ended June 30, 2018, due primarily to increased uses of cash related to inventories, accounts receivable, contract assets and accrued liabilities and income taxes payable.
Increases in accounts receivable used $32.2 million of cash flow for the six months ended June 30, 2018, as compared with cash provided of $71.1 million for the same period in 2017. As of June 30, 2018, our days’ sales outstanding ("DSO") was 75 days as compared with 85 days as of June 30, 2017. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of 8 days on DSO as of June 30, 2018.
Increases in contract assets used $48.9 million of cash flow for the six months ended June 30, 2018, due primarily to revenue recognized in advance of customer invoices.
Increases in inventory used $57.4 million and $17.3 million of cash flow for the six months ended June 30, 2018 and June 30, 2017, respectively. Inventory turns were 4.1 times at June 30, 2018, compared with 2.7 times for the same period in 2017. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of approximately 1.3 times on our inventory turn calculation as of June 30, 2018.

Decreases in accounts payable used $10.6 million of cash flow for the six months ended June 30, 2018 as compared with $55.9 million for the same period in 2017. Decreases in accrued liabilities and income taxes payable used $44.8 million of cash flow for the six months ended June 30, 2018, as compared with $9.8 million for the same period in 2017.
Cash flows used by investing activities during the six months ended June 30, 2018 were $30.8 million, as compared with cash provided of $154.8 million for the same period in 2017. The decrease was primarily due to $181.8 million in net proceeds from the sale of our Gestra business in the second quarter of 2017 that did not recur. Capital expenditures during the six months ended June 30, 2018 were $31.7 million, an increase of $2.3 million as compared with the same period in 2017. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2018, total capital expenditures are expected to be between $80 million and $90 million.
Cash flows used by financing activities during the six months ended June 30, 2018 were $87.2 million, as compared with $82.5 million for the same period in 2017. Cash outflows during the six months ended June 30, 2018 resulted primarily from $49.7 million of dividend payments and $30.0 million of payments on long-term debt.
Our Senior Credit Facility matures in October 2020. Approximately 22% of our outstanding Term Loan Facility is due to mature in the remainder of 2018 and approximately 44% in 2019. As of June 30, 2018, we had available capacity of $432.6 million on our $800.0 million Revolving Credit Facility. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During the six months ended June 30, 2018, we made no cash contributions to our U.S. pension plan, compared to $6 million contribution in 2017 for the same period. At December 31, 2017, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2018, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of June 30, 2018, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2017 Annual Report and Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through June 30, 2018.

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
During the six months ended June 30, 2018, our critical accounting policies and methodology used in determining estimates for revenue and related expenses changed. On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method for transition and modified our accounting policies and practices to support our accounting estimates of revenue and expenses in accordance with U.S. GAAP. For a discussion related to our adoption of the New Revenue Standard and the impacts on revenue and expenses, refer to Notes 1 and 2 to our condensed consolidated financial statements included in this Quarterly Report.

Critical policies for other significant estimates, for which no significant changes have occurred in the six months ended June 30, 2018, include:

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

•	increased aging and slower collection of receivables, particularly in Latin America and other emerging markets;

•	our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela and Argentina;

•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-For-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	access to public and private sources of debt financing;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•	obligations under our defined benefit pension plans;

•	risks and potential liabilities associated with cyber security threats;

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At June 30, 2018, we had $135.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 3.83%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.7 million for the six months ended June 30, 2018.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(61.0) million and $34.3 million for the three months June 30, 2018 and 2017, respectively, and $(41.5) million and $68.1 million for the six months ended June 30, 2018 and 2017, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of June 30, 2018, we had a U.S. dollar equivalent of $287.2 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $235.6 million at December 31, 2017. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $4.1 million and $7.1 million for the three months ended June 30, 2018 and 2017, respectively, and $12.0 million and $18.1 million for the six months ended June 30, 2018 and 2017, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2018, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2018 would have impacted our net earnings by approximately $2 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
During the quarter ended June 30, 2018, we had no repurchases of common shares. As of June 30, 2018, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2018:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	6,651	(1)	$43.66	—	$160.7
May 1 - 31	9,820	(2)	43.65	—	160.7
June 1 - 30	389	(1)	40.81	—	160.7
Total	16,860		$43.59	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 7,734 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $43.54, and 2,086 shares purchased at a price of $44.08 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 18, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2017).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	August 8, 2018	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2018	/s/ Lee S. Eckert
Lee S. Eckert
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)