Form 10-Q
period 2018-09-30
FLOWSERVE CORP
filed 2018-11-07
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

(972) 443-6500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2018 there were 130,856,957 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2018 and 2017 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2018 and 2017 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2018 and December 31, 2017 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2018 and 2017 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	47

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other information	49
Item 6. Exhibits	49
SIGNATURES	50
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2018	2017
Sales	$952,716	$883,380
Cost of sales	(644,215)	(615,368)
Gross profit	308,501	268,012
Selling, general and administrative expense	(241,878)	(206,001)
(Loss) gain on sale of businesses	(7,727)	9,864
Net earnings from affiliates	3,295	2,918
Operating income	62,191	74,793
Interest expense	(13,826)	(15,043)
Interest income	1,269	1,108
Other (expense) income, net	(5,283)	7,511
Earnings before income taxes	44,351	68,369
Provision for income taxes	(14,912)	(19,628)
Net earnings, including noncontrolling interests	29,439	48,741
Less: Net earnings attributable to noncontrolling interests	(1,234)	(1,136)
Net earnings attributable to Flowserve Corporation	$28,205	$47,605
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.22	$0.36
Diluted	0.21	0.36
Cash dividends declared per share	$0.19	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2018	2017
Net earnings, including noncontrolling interests	$29,439	$48,741
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $3,246 and $(5,209), respectively	(19,669)	17,674
Pension and other postretirement effects, net of taxes of $(311) and $(557), respectively	2,599	(444)
Cash flow hedging activity	52	12
Other comprehensive (loss) income	(17,018)	17,242
Comprehensive income, including noncontrolling interests	12,421	65,983
Comprehensive income attributable to noncontrolling interests	(1,578)	(1,090)
Comprehensive income attributable to Flowserve Corporation	$10,843	$64,893

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2018	2017
Sales	$2,845,798	$2,626,762
Cost of sales	(1,979,807)	(1,844,303)
Gross profit	865,991	782,459
Selling, general and administrative expense	(711,845)	(680,305)
(Loss) gain on sale of businesses	(7,727)	141,158
Net earnings from affiliates	7,908	9,027
Operating income	154,327	252,339
Interest expense	(43,645)	(44,689)
Interest income	4,237	2,373
Other expense, net	(17,206)	(13,971)
Earnings before income taxes	97,713	196,052
Provision for income taxes	(37,028)	(85,836)
Net earnings, including noncontrolling interests	60,685	110,216
Less: Net earnings attributable to noncontrolling interests	(4,117)	(1,682)
Net earnings attributable to Flowserve Corporation	$56,568	$108,534
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.43	$0.83
Diluted	0.43	0.83
Cash dividends declared per share	$0.57	$0.57

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2018	2017
Net earnings, including noncontrolling interests	$60,685	$110,216
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $8,034 and $(17,380), respectively	(61,217)	85,777
Pension and other postretirement effects, net of taxes of $(898) and $(1,669), respectively	8,106	(1,102)
Cash flow hedging activity, net of taxes of $(34) in 2017	177	96
Other comprehensive (loss) income	(52,934)	84,771
Comprehensive income, including noncontrolling interests	7,751	194,987
Comprehensive income attributable to noncontrolling interests	(5,270)	(2,169)
Comprehensive income attributable to Flowserve Corporation	$2,481	$192,818

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$529,942	$703,445
Accounts receivable, net of allowance for doubtful accounts of $54,481 and $59,113, respectively	780,408	856,711
Contract assets, net	261,417	—
Inventories, net	655,652	884,273
Prepaid expenses and other	97,248	114,316
Total current assets	2,324,667	2,558,745
Property, plant and equipment, net of accumulated depreciation of $952,293 and $968,033, respectively	608,739	671,796
Goodwill	1,203,768	1,218,188
Deferred taxes	61,153	51,974
Other intangible assets, net	195,864	210,049
Other assets, net	210,873	199,722
Total assets	$4,605,064	$4,910,474

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$400,281	$443,113
Accrued liabilities	398,285	724,196
Contract liabilities	174,245	—
Debt due within one year	67,269	75,599
Total current liabilities	1,040,080	1,242,908
Long-term debt due after one year	1,436,746	1,499,658
Retirement obligations and other liabilities	497,511	496,954
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	489,066	488,326
Retained earnings	3,505,051	3,503,947
Treasury shares, at cost – 46,240 and 46,471 shares, respectively	(2,049,535)	(2,059,558)
Deferred compensation obligation	7,025	6,354
Accumulated other comprehensive loss	(559,559)	(505,473)
Total Flowserve Corporation shareholders’ equity	1,613,039	1,654,587
Noncontrolling interests	17,688	16,367
Total equity	1,630,727	1,670,954
Total liabilities and equity	$4,605,064	$4,910,474

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2018	2017
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$60,685	$110,216
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	72,668	75,177
Amortization of intangible and other assets	12,548	12,767
Loss (gain) on disposition of businesses	7,727	(141,158)
Stock-based compensation	14,130	20,291
Foreign currency, asset impairments and other non-cash adjustments	31,678	24,696
Change in assets and liabilities:
Accounts receivable, net	(9,481)	63,835
Inventories, net	(46,699)	(20,355)
Contract assets, net	(54,822)	—
Prepaid expenses and other assets, net	(16,340)	22,456
Accounts payable	(29,963)	(68,012)
Contract liabilities	3,410	—
Accrued liabilities and income taxes payable	(13,690)	(6,702)
Retirement obligations and other	(1,480)	(18,720)
Net deferred taxes	(4,033)	(2,131)
Net cash flows provided by operating activities	26,338	72,360
Cash flows – Investing activities:
Capital expenditures	(49,976)	(40,620)
Proceeds from disposal of assets and other	4,062	2,977
(Payments) proceeds from disposition of businesses	(3,663)	208,775
Net cash flows (used) provided by investing activities	(49,577)	171,132
Cash flows – Financing activities:
Payments on long-term debt	(45,000)	(45,000)
Proceeds under other financing arrangements	2,720	6,234
Payments under other financing arrangements	(9,093)	(12,560)
Payments related to tax withholding for stock-based compensation	(2,972)	(6,287)
Payments of dividends	(74,548)	(74,412)
Other	(4,333)	(4,189)
Net cash flows used by financing activities	(133,226)	(136,214)
Effect of exchange rate changes on cash	(17,038)	27,703
Net change in cash and cash equivalents	(173,503)	134,981
Cash and cash equivalents at beginning of period	703,445	367,162
Cash and cash equivalents at end of period	$529,942	$502,143

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report").
Argentina Highly Inflationary - Effective July 1, 2018, Argentina was designated as hyperinflationary, and as a result, we began using the U.S. dollar as our functional currency in Argentina. Our Argentinian subsidiary's sales for the three and nine months ended September 30, 2018 and total assets at September 30, 2018 represented approximately 1% of our consolidated sales and total assets.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components of net benefit cost elsewhere in the income statement and outside of operating income. Entities are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost. We adopted the income statement presentation aspects of this new guidance on a retrospective basis. The following is a reconciliation of the effect of the reclassification of the net post-retirement benefit cost from cost of sales ("COS") and selling, general and administrative expenses ("SG&A") to other expense, net in our condensed consolidated statement of income for the three and nine months ended September 30, 2017:

(Amounts in thousands)	As Previously Reported	Adjustments(1)	As Reported
Three Months Ended September 30, 2017
Cost of sales	$(615,848)	$480	$(615,368)
Gross profit	267,532	480	268,012
Selling, general and administrative expense	(206,295)	294	(206,001)
Operating income	74,019	774	74,793
Other income, net	8,285	(774)	7,511

Nine Months Ended September 30, 2017
Cost of sales	$(1,845,796)	$1,493	$(1,844,303)
Gross profit	780,966	1,493	782,459
Selling, general and administrative expense	(681,181)	876	(680,305)
Operating income	249,970	2,369	252,339
Other expense, net	(11,602)	(2,369)	(13,971)
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

Pronouncements Not Yet Implemented
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  We are currently evaluating the impact of ASU No. 2016-02 and all related ASU's on our consolidated financial condition and results of operations. We have formed a project team and are in the process of assessing critical components of this new guidance and the potential impact that the guidance will have on our financial position, results of operations and cash flows.   This evaluation process includes a review of our leasing contracts and a completeness assessment over our lease population.  We are implementing a software tool and are concurrently identifying changes to our business processes, systems and controls to support adoption of the new standard.  Based on the preliminary work completed and our initial qualitative evaluation, we believe a key change upon adoption of the standard will be the balance sheet recognition of leased assets and liabilities.  Also, based on the same qualitative evaluation, we believe that any changes in income statement recognition will not be material.
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
On August 28, 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2017-12 on our consolidated financial condition and results of operations.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income (“AOCI”)." The ASU and its amendments were issued as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017. The amendments of this ASU address the available options to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change (or portion thereof) is recorded. Additionally, the ASU outlines the disclosure requirements for releasing income tax effects from

AOCI. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the impact of ASU No. 2018-02 on our consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Non-employee Share-based Payment Accounting." The amendments of this ASU apply to all share-based payment transactions to non-employees, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations, accounted under ASC 505-50, Equity-Based Payments to Non-Employees. Under the amendments of ASU 2018-07, most of the guidance on compensation to nonemployees would be aligned with the requirements for shared based payments granted to employees, Topic 718. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-07 on our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments of the ASU modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosure information requirements for assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating the impact of ASU No. 2018-13 on our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The ASU amends the disclosure requirements by adding, clarifying, or removing certain disclosures for sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020 and the amendments should be applied retrospectively to all periods presented. We are currently evaluating the impact of ASU No. 2018-14 on our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The ASU addresses how entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract. Per the amendments of the ASU, implementation costs incurred in a cloud computing arrangement that is a service contract should be accounted for in the same manner as implementation costs incurred to develop or obtain software for internal use as prescribed by guidance in ASC350-40. The ASU requires that implementation costs incurred in a cloud computing arrangement be capitalized rather than expensed. Further, the ASU specifies the method for the amortization of costs incurred during implementation, and the manner in which the unamortized portion of these capitalized implementation costs should be evaluated for impairment. The ASU also provides guidance on how to present such implementation costs in the financial statements and also creates additional disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods. Early adoption of the ASU requirements is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of ASU No. 2018-15 on our consolidated financial condition and results of operations.

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
Historically, revenue recognized under the POC method has been 5% to 10% of our consolidated sales. Under the New Revenue Standard, we have experienced an increase in the amount of revenue recognized over time.  This increase is primarily due to the application of the new “transfer of control” model for revenue recognition. Under this model, revenue for performance obligations subject to contractual transfer of control during the manufacturing process are recognized over time. This includes contracts with cancellation provisions that require reimbursement for costs incurred plus a reasonable margin and for which the performance obligation has no alternative use.  Revenue from products and services transferred to customers over time accounted for approximately 21% and 5% of total revenue for the three month periods ended September 30, 2018 and 2017, respectively, and 22% and 4% of total revenue for the nine month periods ended September 30, 2018 and 2017, respectively.
If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 79% and 95% of total revenue for the three month periods ended September 30, 2018 and 2017, respectively, and 78% and 96% of total revenue for the nine month periods ended September 30, 2018 and 2017, respectively.
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
On September 30, 2018, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $1,354 million. We estimate recognition of approximately $658 million of this amount as revenue in the remainder of 2018 and an additional $696 million in 2019 and thereafter.
Revenue recognized for performance obligations satisfied (or partially satisfied) in prior periods for the three and nine months ended September 30, 2018 was not material.

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
The following tables present the dual reporting requirements:

	Three Months Ended September 30, 2018
(Amounts in thousands, except percentages)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Sales	$929,037	$23,679	$952,716
Cost of sales	(635,505)	(8,710)	(644,215)
Gross profit	293,532	14,969	308,501
Gross profit margin	31.6%		32.4%
Selling, general and administrative expense	(241,877)	(1)	(241,878)
Loss on sale of business	(7,727)	—	(7,727)
Net earnings from affiliates	3,295	—	3,295
Operating income	47,223	14,968	62,191
Operating income as a percent of sales	5.1%		6.5%
Interest expense	(13,826)	—	(13,826)
Interest income	1,269	—	1,269
Other expense, net	(5,494)	211	(5,283)
Earnings before income taxes	29,172	15,179	44,351
Provision for income taxes	(8,081)	(6,831)	(14,912)
Net earnings, including noncontrolling interests	21,091	8,348	29,439
Less: Net earnings attributable to noncontrolling interests	(1,234)	—	(1,234)
Net earnings attributable to Flowserve Corporation	$19,857	$8,348	$28,205

	Nine Months Ended September 30, 2018
(Amounts in thousands, except percentages)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Sales	$2,740,895	$104,903	$2,845,798
Cost of sales	(1,904,728)	(75,079)	(1,979,807)
Gross profit	836,167	29,824	865,991
Gross profit margin	30.5%		30.4%
Selling, general and administrative expense	(711,845)	—	(711,845)
Loss on sale of business	(7,727)	—	(7,727)
Net earnings from affiliates	7,908	—	7,908
Operating income	124,503	29,824	154,327
Operating income as a percent of sales	4.5%		5.4%
Interest expense	(43,645)	—	(43,645)
Interest income	4,237	—	4,237
Other expense, net	(17,116)	(90)	(17,206)
Earnings before income taxes	67,979	29,734	97,713
Provision for income taxes	(29,039)	(7,989)	(37,028)
Net earnings, including noncontrolling interests	38,940	21,745	60,685
Less: Net earnings attributable to noncontrolling interests	(4,117)	—	(4,117)
Net earnings attributable to Flowserve Corporation	$34,823	$21,745	$56,568

	September 30, 2018
(Amounts in thousands)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Accounts receivable, net	840,975	(60,567)	780,408
Contract assets, net	—	261,417	261,417
Inventories, net	969,941	(314,289)	655,652
Prepaid expenses and other	111,753	(14,505)	97,248
Total current assets	2,452,611	(127,944)	2,324,667
Deferred taxes	63,859	(2,706)	61,153
Other assets, net	209,536	1,337	210,873
Total assets	4,734,377	(129,313)	4,605,064
Accounts payable	385,209	15,072	400,281
Accrued liabilities	764,575	(366,290)	398,285
Contract liabilities	—	174,245	174,245
Total current liabilities	1,217,053	(176,973)	1,040,080
Retirement obligations and other liabilities	494,002	3,509	497,511
Retained earnings	3,460,482	44,569	3,505,051
Total equity	1,586,576	44,151	1,630,727
Total liabilities and equity	4,734,377	(129,313)	4,605,064

Disaggregated Revenue
We conduct our operations through three business segments based on the type of product and how we manage the business:

•	Engineered Product Division ("EPD") for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$137,177	$118,523	$239,864	$495,564
Aftermarket	319,656	71,942	65,554	457,152
	$456,833	$190,465	$305,418	$952,716

	Three Months Ended September 30, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$116,723	$112,332	$214,355	$443,410
Aftermarket	299,308	68,015	72,647	439,970
	$416,031	$180,347	$287,002	$883,380

	Nine Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$407,761	$348,483	$689,331	$1,445,575
Aftermarket	977,038	225,524	197,661	1,400,223
	$1,384,799	$574,007	$886,992	$2,845,798

	Nine Months Ended September 30, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$365,383	$331,887	$646,746	$1,344,016
Aftermarket	887,158	201,415	194,173	1,282,746
	$1,252,541	$533,302	$840,919	$2,626,762
_____________________________________
(1) Prior periods are presented in accordance with Topic 605.

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$169,378	$82,102	$140,898	$392,378
Latin America(1)	69,121	7,090	4,461	80,672
Middle East and Africa	51,800	10,058	33,908	95,766
Asia Pacific	96,021	23,271	65,858	185,150
Europe	70,513	67,944	60,293	198,750
	$456,833	$190,465	$305,418	$952,716

	Three Months Ended September 30, 2017(2)
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$160,661	$70,259	$112,483	$343,403
Latin America(1)	36,790	7,752	5,976	50,518
Middle East and Africa	56,846	10,796	43,964	111,606
Asia Pacific	90,510	19,820	59,002	169,332
Europe	71,224	71,720	65,577	208,521
	$416,031	$180,347	$287,002	$883,380

	Nine Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
North America (1)	$536,936	$237,659	$398,872	$1,173,467
Latin America(1)	139,968	21,392	15,454	176,814
Middle East and Africa	175,980	37,559	99,954	313,493
Asia Pacific	316,392	69,590	198,437	584,419
Europe	215,523	207,807	174,275	597,605
	$1,384,799	$574,007	$886,992	$2,845,798

	Nine Months Ended September 30, 2017(2)
	EPD	IPD	FCD	Total
North America (1)	$485,973	$215,593	$345,591	$1,047,157
Latin America(1)	99,905	21,813	25,273	146,991
Middle East and Africa	175,968	37,191	101,346	314,505
Asia Pacific	270,726	66,278	160,632	497,636
Europe	219,969	192,427	208,077	620,473
	$1,252,541	$533,302	$840,919	$2,626,762
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
The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2018:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2018	$219,361	3,990	$178,515	$3,925
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(125,046)	(1,154)
Increase due to revenue recognized in the period in excess of billings	591,725	1,335	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	134,583	(30)
Amounts transferred from contract assets to receivables	(531,944)	(2,488)	—	—
Currency effects and other, net	(17,725)	(175)	(13,807)	(858)
Ending balance, September 30, 2018	$261,417	$2,662	$174,245	$1,883
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	Dispositions
IPD Business Divestiture
On June 29, 2018, pursuant to a plan of sale approved by management, we executed an agreement to divest two IPD locations and associated product lines, including the related assets and liabilities.  This transaction did not meet the criteria for classification of assets held for sale as of June 30, 2018 due to a contingency that could have potentially impacted the final terms and/or timing of the divestiture. The sale transaction was completed on August 9, 2018. In the nine months ended September 30, 2018, we recorded a pre-tax charge of $25.1 million, including a pre-tax charge of $17.4 million in the second quarter of 2018 and a loss on sale of the business of $7.7 million in the third quarter of 2018. The second quarter of 2018 pre-tax charge related to write-downs of inventory and long-lived assets to their estimated fair value, of which $7.7 million was recorded in COS and $9.7 million was recorded in SG&A.  The third quarter of 2018 pre-tax charge primarily related to working capital changes since the second quarter of 2018 and net cash transferred at the closing date of $3.7 million. The sale included a manufacturing facility in Germany and a related assembly facility in France. In 2017, net sales related to the business totaled approximately $42 million, although the business produced an operating loss in each of the last two fiscal years.
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
Gestra AG
Effective May 2, 2017, we sold our FCD's Gestra AG ("Gestra") business to a leading provider of steam system solutions for $203.6 million (€178.3 million), which included $180.8 million (€158.3 million) of cash received (net of divested cash and subsequent working capital adjustments). The sale resulted in a pre-tax gain of $130.2 million ($79.4 million after-tax) recorded in gain on sale of business in the consolidated statements of income in 2017. The sale included Gestra’s manufacturing facility in Germany as well as related operations in the U.S., the United Kingdom ("U.K."), Spain, Poland, Italy, Singapore and Portugal. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).

4.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,061,105 were available for issuance as of September 30, 2018. In 2016 the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2018, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately two years. No stock options were granted during the nine months ended September 30, 2018, compared to 114,943 stock options granted for the same period in 2017. No stock options vested during the nine months ended September 30, 2018 and 2017.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $30.7 million and $16.7 million at September 30, 2018 and December 31, 2017, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested was $0.2 million for both the three months ended September 30, 2018 and 2017. The total fair value of Restricted Shares vested during the nine months ended September 30, 2018 and 2017 was $14.0 million and $28.1 million, respectively.
We recorded stock-based compensation expense of $4.4 million ($5.7 million pre-tax) and $3.0 million ($4.6 million pre-tax) for the three months ended September 30, 2018 and 2017, respectively. We recorded stock-based compensation expense of $10.9 million ($14.1 million pre-tax) and $13.4 million ($20.3 million pre-tax) for the nine months ended September 30, 2018 and 2017, respectively. Performance-based shares granted in 2015 did not vest due to unachievement of performance targets resulting in 100,033 forfeited shares and a $5.4 million reduction of stock-based compensation expense for the nine months ended September 30, 2018.

The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2018
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2018	1,203,852	$47.10
Granted	918,782	44.14
Vested	(302,065)	46.45
Forfeited	(265,591)	49.55
Outstanding as of September 30, 2018	1,554,978	$45.06

Unvested Restricted Shares outstanding as of September 30, 2018 included approximately 766,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 and 2018 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most units were granted in three annual grants since January 1, 2016 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,531,000 shares based on performance targets. As of September 30, 2018, we estimate vesting of approximately 613,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts with third parties had a notional value of $266.6 million and $235.6 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the length of foreign exchange contracts currently in place ranged from one day to 24 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2018	2017
Current derivative assets	$778	$2,489
Noncurrent derivative assets	13	177
Current derivative liabilities	2,271	284
Noncurrent derivative liabilities	68	56
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.

The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
(Loss) gain recognized in income	$(1,157)	$548	$(2,384)	$219
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 6 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the nine months ended September 30, 2018 and 2017.

6.	Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2018	2017
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $4,265 and $5,335	$576,135	$594,465
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,293 and $2,590	297,707	297,410
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $2,751 and $3,230	497,249	496,770
Term Loan Facility, interest rate of 3.89% at September 30, 2018 and 3.19% at December 31, 2017, net of debt issuance costs of $321 and $585	119,679	164,415
Capital lease obligations and other borrowings	13,245	22,197
Debt and capital lease obligations	1,504,015	1,575,257
Less amounts due within one year	67,269	75,599
Total debt due after one year	$1,436,746	$1,499,658
Senior Credit Facility

As discussed in Note 10 to our consolidated financial statements included in our 2017 Annual Report, our credit agreement provides for an initial $400.0 million term loan (“Term Loan Facility”) and a $800.0 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of September 30, 2018 and December 31, 2017, we had no amounts outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $74.8 million and $94.8 million at September 30, 2018 and December 31, 2017, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $416.5 million and $644.8 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of September 30, 2018.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.20% (per annum) during the period ended September 30, 2018. During the nine months ended September 30, 2018, we made scheduled repayments of $45.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at September 30, 2018 was $1,364.1 million compared to the carrying value of $1,371.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2018 and December 31, 2017.

8.	Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2018	2017
Raw materials	$326,408	$358,827
Work in process	220,789	548,250
Finished goods	182,668	215,849
Less: Progress billings	—	(160,044)
Less: Excess and obsolete reserve	(74,213)	(78,609)
Inventories, net	$655,652	$884,273

During the second quarter of 2018, we recorded a $7.7 million inventory charge related to the divestiture of two IPD locations and related product lines, and resulted in a decrease to finished goods. Refer to Note 3 of this Quarterly Report for further discussion.

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
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2018	2017
Net earnings of Flowserve Corporation	$28,205	$47,605
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$28,205	$47,605
Weighted average shares:
Common stock	130,823	130,681
Participating securities	20	79
Denominator for basic earnings per common share	130,843	130,760
Effect of potentially dilutive securities	507	636
Denominator for diluted earnings per common share	131,350	131,396
Earnings per common share:
Basic	$0.22	$0.36
Diluted	0.21	0.36

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2018	2017
Net earnings of Flowserve Corporation	$56,568	$108,534
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$56,568	$108,534
Weighted average shares:
Common stock	130,784	130,574
Participating securities	32	111
Denominator for basic earnings per common share	130,816	130,685
Effect of potentially dilutive securities	408	653
Denominator for diluted earnings per common share	131,224	131,338
Earnings per common share:
Basic	$0.43	$0.83
Diluted	0.43	0.83

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

11.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2018 and 2017 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2018	2017	2018	2017	2018	2017
Service cost	$5.5	$5.6	$1.7	$1.7	$—	$—
Interest cost	3.9	4.3	2.2	2.2	0.2	0.3
Expected return on plan assets	(6.4)	(6.2)	(2.1)	(2.1)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of unrecognized net loss (gain)	1.3	1.5	0.9	0.9	(0.2)	(0.1)
Net periodic cost recognized	$4.3	$5.2	$2.7	$2.7	$—	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2018 and 2017 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2018	2017	2018	2017	2018	2017
Service cost	$16.6	$16.7	$5.3	$5.1	$—	$—
Interest cost	11.8	12.7	6.6	6.6	0.6	0.7
Expected return on plan assets	(19.3)	(18.4)	(6.4)	(6.3)	—	—
Amortization of prior service cost	0.1	0.1	—	—	0.1	0.1
Amortization of unrecognized net loss (gain)	4.1	4.5	2.7	2.6	(0.6)	(0.2)
Net periodic cost recognized	$13.3	$15.6	$8.2	$8.0	$0.1	$0.6

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
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Dividends paid per share were $0.19 for the three months ending September 30, 2018 and 2017 and $0.57 for the nine months ending September 30, 2018 and 2017. Dividends paid for the three months ended September 30, 2018 and 2017 were $24.9 million and $24.8 million, respectively, and $74.5 million and $74.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. We had no repurchases of shares of our outstanding common stock for both of the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, we had $160.7 million of remaining capacity under our current share repurchase program.

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
For the three months ended September 30, 2018, we earned $44.4 million before taxes and provided for income taxes of $14.9 million resulting in an effective tax rate of 33.6%. For the nine months ended September 30, 2018, we earned $97.7 million before taxes and provided for income taxes of $37.0 million resulting in an effective tax rate of 37.9%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided.
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
As of September 30, 2018, the amount of unrecognized tax benefits decreased by $3.2 million from December 31, 2017. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2016, state and local income tax audits for years through 2012 or non-U.S. income tax audits for years through 2011. We are currently under examination for various years in Austria, Canada, France, Germany, India, Indonesia, Italy, Japan, Mexico, Philippines, Saudi Arabia, Singapore, the U.S. and Venezuela.
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
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$456,833	$190,465	$305,418	$952,716	$—	$952,716
Intersegment sales	9,377	8,673	761	18,811	(18,811)	—
Segment operating income (loss)	57,416	(2,460)	56,430	111,386	(49,195)	62,191

Three Months Ended September 30, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$416,031	$180,347	$287,002	$883,380	$—	$883,380
Intersegment sales	8,157	9,388	686	18,231	(18,231)	—
Segment operating income (loss)	52,078	(3,500)	48,827	97,405	(22,612)	74,793
_______________________________________

(1) Prior period is presented in accordance with Topic 605.

Nine Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,384,799	$574,007	$886,992	$2,845,798	$—	$2,845,798
Intersegment sales	29,773	28,977	2,890	61,640	(61,640)	—
Segment operating income (loss)	147,830	(25,181)	136,741	259,390	(105,063)	154,327

Nine Months Ended September 30, 2017(1)
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,252,541	$533,302	$840,919	$2,626,762	$—	$2,626,762
Intersegment sales	24,022	26,640	2,608	53,270	(53,270)	—
Segment operating income (loss)	107,780	(45,760)	255,086	317,106	(64,767)	252,339
_______________________________________
(1) Prior period is presented in accordance with Topic 605.

15.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2018 and 2017:

	2018				2017
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - July 1	$(426,327)	$(110,248)	$(965)	$(537,540)	$(415,506)	$(137,188)	$(1,154)	$(553,848)
Other comprehensive (loss) income before reclassifications	(19,669)	771	52	(18,846)	17,674	(2,004)	12	15,682
Amounts reclassified from AOCL	—	1,828	—	1,828	—	1,560	—	1,560
Net current-period other comprehensive (loss) income	(19,669)	2,599	52	(17,018)	17,674	(444)	12	17,242
Balance - September 30	$(445,996)	$(107,649)	$(913)	$(554,558)	$(397,832)	$(137,632)	$(1,142)	$(536,606)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.7 million and $3.9 million for July 1, 2018 and 2017, respectively, and $5.0 million and $3.9 million at September 30, 2018 and 2017, respectively. Includes net investment hedge gains of $1.5 million and losses of $6.3 million, net of deferred taxes, for the three months ended September 30, 2018 and 2017, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2018(1)	2017(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other (expense) income, net	$(2,061)	$(2,284)
Prior service costs(2)	Other (expense) income, net	(78)	(57)
	Tax benefit	311	781
	Net of tax	$(1,828)	$(1,560)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2018 and 2017:

	2018				2017
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(384,779)	$(115,755)	$(1,090)	$(501,624)	$(483,609)	$(136,530)	$(1,238)	$(621,377)
Other comprehensive (loss) income before reclassifications	(61,217)	2,536	177	(58,504)	85,225	(5,818)	73	79,480
Amounts reclassified from AOCL	—	5,570	—	5,570	552	4,716	23	5,291
Net current-period other comprehensive (loss) income	(61,217)	8,106	177	(52,934)	85,777	(1,102)	96	84,771
Balance - September 30	$(445,996)	$(107,649)	$(913)	$(554,558)	$(397,832)	$(137,632)	$(1,142)	$(536,606)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $3.8 million and $3.4 million at January 1, 2018 and 2017, respectively, and $5.0 million and $3.9 million at September 30, 2018 and 2017, respectively. Includes net investment hedge losses of $19.8 million and $19.6 million, net of deferred taxes, for the nine months ended September 30, 2018 and 2017, respectively. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2018(1)	2017(1)
Release of cumulative translation adjustments due to sale of business	Gain on sale of business	$—	$(552)
	Tax benefit	—	—
	Net of tax	$—	$(552)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	$(6,231)	$(6,885)
Prior service costs(2)	Other expense, net	(237)	(172)
	Tax benefit	898	2,341
	Net of tax	$(5,570)	$(4,716)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.

16.	Realignment and Transformation Programs
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (primarily professional services, project management and related travel expenses). For the three and nine months ended September 30, 2018, we incurred Flowserve 2.0 Transformation related expenses of $24.0 million and $27.4 million, respectively, primarily consisting of professional services and project management costs recorded in SG&A. We are currently evaluating the total investment in the various initiatives associated with this program.

In 2015 we initiated realignment programs consisting of R1 Realignment Program related to the SIHI acquisition and R2 Realignment Program to better align costs and improve long-term efficiency, including manufacturing optimization through the consolidation of facilities, reduction in our workforce and divestiture of certain non-strategic assets (the “Realignment Programs”).

These Realignment Programs have been substantially completed, with the final projects targeted to complete in late 2018.  We estimate total investment in these programs of approximately $360 million and anticipate we will incur most of the remaining charges by the end of 2018.  The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs and Flowserve 2.0 Transformation charges:

	Three Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$3,115	$372	$918	$4,405	$—	$4,405
SG&A	143	(348)	1	(204)	9	(195)
	$3,258	$24	$919	$4,201	$9	$4,210
Non-Restructuring Charges
COS	$4,055	$378	$(630)	$3,803	$—	$3,803
SG&A	(801)	(17)	225	(593)	3,707	3,114
	$3,254	$361	$(405)	$3,210	$3,707	$6,917
Total Realignment Charges
COS	$7,170	$750	$288	$8,208	$—	$8,208
SG&A	(658)	(365)	226	(797)	3,716	$2,919
Total	$6,512	$385	$514	$7,411	$3,716	$11,127

Transformation Charges
SG&A	$—	$—	$—	$—	$23,986	$23,986
	$—	$—	$—	$—	$23,986	$23,986

Total Realignment and Transformation Charges
COS	$7,170	$750	$288	$8,208	$—	$8,208
SG&A	(658)	(365)	226	(797)	27,702	26,905
Total	$6,512	$385	$514	$7,411	$27,702	$35,113

	Three Months Ended September 30, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$5,252	$19	$5,396	$10,667	$—	$10,667
SG&A	831	28	364	1,223	(8)	1,215
Income tax expense	1,000	—	—	1,000	—	1,000
	$7,083	$47	$5,760	$12,890	$(8)	$12,882
Non-Restructuring Charges
COS	$1,793	$2,002	$(242)	$3,553	$—	$3,553
SG&A	(113)	(407)	658	138	1,218	1,356
	$1,680	$1,595	$416	$3,691	$1,218	$4,909
Total Realignment Charges
COS	$7,045	$2,021	$5,154	$14,220	$—	$14,220
SG&A	718	(379)	1,022	1,361	1,210	$2,571
Income tax expense	1,000	—	—	1,000	—	$1,000
Total	$8,763	$1,642	$6,176	$16,581	$1,210	$17,791

	Nine Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$8,552	$1,980	$3,370	$13,902	$—	$13,902
SG&A	562	355	345	1,262	37	1,299
	$9,114	$2,335	$3,715	$15,164	$37	$15,201
Non-Restructuring Charges
COS	$15,190	$2,548	$(47)	$17,691	$—	$17,691
SG&A	2,690	1,088	947	4,725	5,723	10,448
	$17,880	$3,636	$900	$22,416	$5,723	$28,139
Total Realignment Charges
COS	$23,742	$4,528	$3,323	$31,593	$—	$31,593
SG&A	3,252	1,443	1,292	5,987	5,760	11,747
Total	$26,994	$5,971	$4,615	$37,580	$5,760	$43,340

Transformation Charges
SG&A	$—	$—	$—	$—	$27,352	$27,352
	$—	$—	$—	$—	$27,352	$27,352

Total Realignment and Transformation Charges
COS	$23,742	$4,528	$3,323	$31,593	$—	$31,593
SG&A	3,252	1,443	1,292	5,987	33,112	39,099
Total	$26,994	$5,971	$4,615	$37,580	$33,112	$70,692

	Nine Months Ended September 30, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$5,444	$6,111	$6,575	$18,130	$—	$18,130
SG&A	637	213	(289)	561	67	628
Income tax expense	1,000	—	—	1,000	—	1,000
	$7,081	$6,324	$6,286	$19,691	$67	$19,758
Non-Restructuring Charges
COS	$6,965	$5,818	$2,459	$15,242	$—	$15,242
SG&A	7,311	9,968	3,957	21,236	3,772	25,008
	$14,276	$15,786	$6,416	$36,478	$3,772	$40,250
Total Realignment Charges
COS	$12,409	$11,929	$9,034	$33,372	$—	$33,372
SG&A	7,948	10,181	3,668	21,797	3,839	25,636
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$21,357	$22,110	$12,702	$56,169	$3,839	$60,008

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$51,364	$49,805	$26,025	$127,194	$—	$127,194
SG&A	18,902	17,072	9,442	45,416	316	45,732
Income tax expense(1)	10,400	9,300	1,800	21,500	—	21,500
	$80,666	$76,177	$37,267	$194,110	$316	$194,426
Non-Restructuring Charges
COS	$41,613	$23,537	$14,820	$79,970	$8	$79,978
SG&A	19,536	19,489	9,111	48,136	15,645	63,781
	$61,149	$43,026	$23,931	$128,106	$15,653	$143,759
Total Realignment Charges
COS	$92,977	$73,342	$40,845	$207,164	$8	$207,172
SG&A	38,438	36,561	18,553	93,552	15,961	109,513
Income tax expense(1)	10,400	9,300	1,800	21,500	—	21,500
Total	$141,815	$119,203	$61,198	$322,216	$15,969	$338,185
____________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.
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

The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended September 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(590)	$3	$449	$4,543	$4,405
SG&A	(46)	—	10	(159)	(195)
Total	$(636)	$3	$459	$4,384	$4,210

	Three Months Ended September 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$9,197	$—	$59	$1,411	$10,667
SG&A	440	—	52	723	1,215
Income tax expense	—	—	—	1,000	1,000
Total	$9,637	$—	$111	$3,134	$12,882

	Nine Months Ended September 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$2,764	$3	$3,898	$7,237	$13,902
SG&A	1,246	—	10	43	1,299
Total	$4,010	$3	$3,908	$7,280	$15,201

	Nine Months Ended September 30, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$4,978	$226	$5,210	$7,716	$18,130
SG&A	(1,377)	—	242	1,763	628
Income tax expense	—	—	—	1,000	1,000
Total	$3,601	$226	$5,452	$10,479	$19,758

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$84,949	$905	$19,215	$22,125	$127,194
SG&A	31,116	43	1,687	12,886	45,732
Income tax expense(1)	—	—	—	21,500	21,500
Total	$116,065	$948	$20,902	$56,511	$194,426
_______________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the nine months ended September 30, 2018 and 2017:

(Amounts in thousands)	2018	2017
Balance at December 31	$39,230	$60,327	(2)
Charges, net of adjustments	11,314	13,076
Cash expenditures	(15,935)	(26,488)
Other non-cash adjustments, including currency(1)	(15,196)	(4,562)
Balance at September 30	$19,413	$42,353
_______________________________
(1) Includes a reduction of severance accruals associated with the the divestiture of two IPD locations and associated product lines. Refer to Note 3 of this Quarterly Report for further discussion.
(2) The reserve for the R1 Realignment Program was $12.6 million, which was substantially paid during the period.

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
Over the past several quarters we have experienced a stabilization in business conditions and are beginning to gain traction and momentum in certain of our key markets.  With continued stability in oil prices, at improved levels beginning in the second half of 2017, our large-project business is showing initial signs of recovery and we anticipate that customers will continue to increase maintenance and short cycle investment during 2018.

RESULTS OF OPERATIONS — Three and nine months ended September 30, 2018 and 2017

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
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform, which is further discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report. We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (e.g., professional services, project management and related travel and expense). For the three and nine months ended September 30, 2018, we incurred Flowserve 2.0 Transformation related expenses of $24.0 million and $27.4 million, respectively, primarily consisting of professional services and project management costs recorded in SG&A. We are currently evaluating the total investment in and financial benefits of the various initiatives associated with this program.
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report. The Realignment Programs will continue throughout 2018 and the total charges for Realignment Programs by segment are detailed below for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,170	$750	$288	$8,208	$—	$8,208
SG&A	(658)	(365)	226	(797)	3,716	2,919
Total	$6,512	$385	$514	$7,411	$3,716	$11,127

	Three Months Ended September 30, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$7,045	$2,021	$5,154	$14,220	$—	$14,220
SG&A	718	(379)	1,022	1,361	1,210	2,571
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$8,763	$1,642	$6,176	$16,581	$1,210	$17,791

The total charges for Realignment Programs by segment are detailed below for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$23,742	$4,528	$3,323	$31,593	$—	$31,593
SG&A	3,252	1,443	1,292	5,987	5,760	11,747
Total	$26,994	$5,971	$4,615	$37,580	$5,760	$43,340

	Nine Months Ended September 30, 2017
(Amounts in thousands)	EPD	IPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$12,409	$11,929	$9,034	$33,372	$—	$33,372
SG&A	7,948	10,181	3,668	21,797	3,839	25,636
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$21,357	$22,110	$12,702	$56,169	$3,839	$60,008

We anticipate a total investment in these Realignment Programs of approximately $360 million. Since inception of the Realignment Programs in 2015, we have incurred charges of $338.2 million and we expect to incur most remaining charges by the end of 2018.
Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $192 million for the nine months ended September 30, 2018, as compared with $150 million in the same period of 2017. Approximately $124 million of those savings in 2018 are in COS with the remainder in SG&A. Upon completion of the Realignment Programs, we expect run-rate cost savings of approximately $230 million, of which the vast majority is anticipated to be achieved in 2018. Actual savings could vary from expected savings, which represent management’s estimate to date.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2018	2017
Bookings	$1,010.4	$892.9
Sales	952.7	883.4

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Bookings	$2,974.5	$2,820.1
Sales	2,845.8	2,626.8
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2018 increased by $117.5 million, or 13.2%, as compared with the same period in 2017. The increase included negative currency effects of approximately $9 million. The increase was driven by increases in the oil and gas, chemical and water management industries, partially offset by decreased bookings in the power generation industry. The increase was more heavily-weighted towards customer original equipment bookings. The three months ended September 30, 2017 included bookings of approximately $2 million related to the FCD business that was divested in the third quarter of 2017.
Bookings for the nine months ended September 30, 2018 increased by $154.4 million, or 5.5%, as compared with the same period in 2017, which included 2017 bookings for an order of approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China which did not recur. The increase included currency benefits of approximately $57 million. The increase was primarily driven by the general, oil and gas and chemical industries, partially offset by decreased bookings in the power generation industry. The increase was more heavily-weighted towards customer aftermarket bookings. The nine months ended September 30, 2017 included bookings of approximately $41 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Sales for the three months ended September 30, 2018 increased by $69.3 million, or 7.8%, as compared with the same period in 2017. The increase included negative currency effects of approximately $8 million. The increase was more heavily-weighted to original equipment sales, with increased sales into North America, Latin America and Africa, partially offset by decreased sales in the Middle East. The impact of the adoption of the New Revenue Standard increased sales by approximately $24 million for the three months ended September 30, 2018. The three months ended September 30, 2017 included sales of approximately $5 million related to the FCD's business that was divested in the third quarter of 2017. Net sales to international customers, including export sales from the U.S., were approximately 63% and 66% of total sales for the three months ended September 30, 2018 and 2017, respectively.
Sales for the nine months ended September 30, 2018 increased by $219.0 million, or 8.3%, as compared with the same period in 2017. The increase included currency benefits of approximately $58 million. The increase was more heavily-weighted to aftermarket sales, with increased sales into North America, Asia Pacific and Africa, partially offset by decreased sales in the Middle East and Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $105 million for the nine months ended September 30, 2018. The nine months ended September 30, 2017 included sales of approximately $42 million related to FCD's businesses that were divested in the second and third quarter of 2017. Net sales to international customers, including export sales from the U.S., were approximately 63% and 64% of total sales for the nine months ended September 30, 2018 and 2017, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations, and currency effects. Backlog of $1,854.5 million at September 30, 2018 decreased by $178.9 million, or 8.8%, as compared with December 31, 2017. Currency effects provided a decrease of approximately $44 million. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $237 million at January 1, 2018. Approximately 35% of the backlog at September 30, 2018 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $1,354 million and approximately $501 million of customer orders that are generally subject to the possibility of customer cancellation for convenience without penalty (“Cancellable Backlog”).  We have historically experienced very low cancellation rates such that any potential subsequent reversals of Cancellable Backlog are not expected to be material.  The remaining portion of our total backlog is not cancellable without a substantive penalty and therefore represents remaining performance obligations as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Gross profit	$308.5	$268.0
Gross profit margin	32.4%	30.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Gross profit	$866.0	$782.5
Gross profit margin	30.4%	29.8%

Gross profit for the three months ended September 30, 2018 increased by $40.5 million, or 15.1%, as compared with the same period in 2017. Gross profit margin for the three months ended September 30, 2018 of 32.4% increased from 30.3% for the same period in 2017. The impact of the adoption of the New Revenue Standard had a favorable impact on gross profit margin for the three months ended September 30, 2018 of approximately 80 basis points. The increase in gross profit margin was primarily attributed to the favorable impact of increased sales on our absorption of fixed manufacturing costs, revenue recognized on higher margin projects and lower charges and increased savings related to our Realignment Programs. Aftermarket sales represented approximately 48% of total sales, as compared with approximately 50% of total sales for the same period in 2017.

Gross profit for the nine months ended September 30, 2018 increased by $83.5 million, or 10.7%, as compared with the same period in 2017. Gross profit margin for the nine months ended September 30, 2018 of 30.4% increased from 29.8% for the same period in 2017. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the nine months ended September 30, 2018 of approximately 10 basis points. The increase in gross profit margin was primarily attributed to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in the second quarter of 2017 that did not recur, revenue recognized on higher margin projects, favorable impact of increased sales on our absorption of fixed manufacturing costs and decreased charges and increased savings related to our Realignment Programs, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the divestiture of two IPD locations and related product lines in the second quarter of 2018. Aftermarket sales represented approximately 49% of total sales in both 2018 and 2017.

Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
SG&A	$241.9	$206.0
SG&A as a percentage of sales	25.4%	23.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
SG&A	$711.8	$680.3
SG&A as a percentage of sales	25.0%	25.9%

SG&A for the three months ended September 30, 2018 increased by $35.9 million, or 17.4%, as compared with the same period in 2017. Currency effects yielded a decrease of approximately $2 million. SG&A as a percentage of sales for the three months ended September 30, 2018 increased 210 basis points as compared with the same period in 2017 primarily due to charges related to our Flowserve 2.0 Transformation program and increased broad-based annual incentive compensation expense.

SG&A for the nine months ended September 30, 2018 increased by $31.5 million, or 4.6%, as compared with the same period in 2017. Currency effects yielded an increase of approximately $11 million. SG&A as a percentage of sales for the nine months ended September 30, 2018 decreased 90 basis points as compared with the same period in 2017 primarily due to a $26.0 million impairment charge related to our manufacturing facility in Brazil in the second quarter of 2017 that did not recur, lower stock-based compensation expense and lower charges and increased savings related to our Realignment Programs, partially offset by charges related to the Flowserve 2.0 Transformation program, implementation costs associated with our adoption of the New Revenue Standard, increased broad-based annual incentive compensation expense and an impairment charge of $9.7 million related to the long-lived assets associated with the divestiture of two IPD locations and related product lines in the second quarter of 2018.
(Loss) Gain on Sale of Businesses

	Three Months Ended September 30,
(Amounts in millions)	2018	2017
(Loss) gain on sale of businesses	$(7.7)	$9.9

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
(Loss) gain on sale of businesses	$(7.7)	$141.2

The loss on sale of businesses for the three months ended September 30, 2018 increased by $17.6 million from a gain of $9.9 million in 2017 due to the loss of $7.7 million from the divestiture of two IPD locations and related product lines in the third quarter of 2018 and the $9.9 million gain on the sale of FCD's Vogt business in the third quarter of 2017 that did not recur. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for additional information on these transactions.
The loss on sale of businesses for the nine months ended September 30, 2018 increased by $148.9 million from a gain of $141.2 million in 2017 due to the loss of $7.7 million from the divestiture of two IPD locations and related product lines in the third quarter of 2018 and the $141.2 million gain on the sale of FCD's Vogt and Gestra businesses in 2017 and that did not recur. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for additional information on these transactions.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2018	2017
Net earnings from affiliates	$3.3	$2.9

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Net earnings from affiliates	$7.9	$9.0

Net earnings from affiliates for the three months ended September 30, 2018 increased $0.4 million, or 13.8%, as compared with the same period in 2017. The increase was primarily a result of increased earnings of our EPD joint venture in India.
Net earnings from affiliates for the nine months ended September 30, 2018 decreased $1.1 million, or 12.2%, as compared with the same period in 2017. The decrease was primarily a result of decreased earnings of our EPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Operating income	$62.2	$74.8
Operating income as a percentage of sales	6.5%	8.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Operating income	$154.3	$252.3
Operating income as a percentage of sales	5.4%	9.6%

Operating income for the three months ended September 30, 2018 decreased by $12.6 million, or 16.8%, as compared with the same period in 2017. The decrease included negative currency effects of approximately $4 million. The decrease was primarily a result of the $35.9 million increase in SG&A, the $9.9 million gain from the sale of the Vogt business in the third quarter of 2017 that did not recur and the loss of $7.7 million from the divestiture of two IPD locations and related product lines, partially offset by the $40.5 million increase in gross profit.
Operating income for the nine months ended September 30, 2018 decreased by $98.0 million, or 38.8%, as compared with the same period in 2017. The decrease included currency benefits of approximately $2 million. The decrease was primarily a result of the $141.2 million gain from the sale of the Gestra and Vogt businesses in 2017 that did not recur, the $31.5 million increase in SG&A and the loss of $7.7 million from the divestiture of two IPD locations and related product lines, partially offset by the $83.5 million increase in gross profit.

Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2018	2017
Interest expense	$(13.8)	$(15.0)
Interest income	1.3	1.1

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Interest expense	$(43.6)	$(44.7)
Interest income	4.2	2.4

Interest expense for the three and nine months ended September 30, 2018 decreased $1.2 million and $1.1 million, respectively, as compared with the same period in 2017. The decreases for the three and nine month periods were primarily attributable to decreased commitments and borrowings under Revolving Credit Facility in 2018, as compared to the same periods in 2017.
Interest income for the three and nine months ended September 30, 2018 increased $0.2 million and $1.8 million, respectively, as compared with the same period in 2017. The increase in interest income for the three and nine month periods was primarily attributable to higher average cash balances compared with the same period in 2017.

Other (Expense) Income, Net

	Three Months Ended September 30,
(Amounts in millions)	2018	2017
Other (expense) income, net	$(5.3)	$7.5

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Other expense, net	$(17.2)	$(14.0)

Other expense, net for the three months ended September 30, 2018 increased $12.8 million from income of $7.5 million in 2017, due primarily to a $11.1 million increase in losses from transactions in currencies other than our sites' functional currencies and a $1.7 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Argentinian peso, Mexican peso and Indian rupee in relation to the U.S. dollar during the three months ended September 30, 2018, as compared with the same period in 2017.

Other expense, net for the nine months ended September 30, 2018 increased $3.2 million, as compared with the same period in 2017, due primarily to a $4.1 million increase in losses from transactions in currencies other than our sites' functional currencies and a $2.6 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Argentinian peso, Euro, Indian rupee and Mexican peso in relation to the U.S. dollar during the nine months ended September 30, 2018, as compared with the same period in 2017. For a discussion related to hyperinflation in Argentina, refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Provision for income taxes	$14.9	$19.6
Effective tax rate	33.6%	28.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Provision for income taxes	$37.0	$85.8
Effective tax rate	37.9%	43.8%

The effective tax rate of 33.6% for the three months ended September 30, 2018 increased from 28.7% for the same period in 2017. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. For further information concerning our taxes, including our evaluation of the impact of the Act, please see Note 13 to our condensed consolidated financial statements included in this Quarterly Report.

The effective tax rate of 37.9% for the nine months ended September 30, 2018 decreased from 43.8% for the same period in 2017. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. For further information concerning our taxes, including our evaluation on the impact of the Act, please see Note 13 to our condensed consolidated financial statements included in this Quarterly Report.

Other Comprehensive (Loss) Income

	Three Months Ended September 30,
(Amounts in millions)	2018	2017
Other comprehensive (loss) income	$(17.0)	$17.2

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Other comprehensive (loss) income	$(52.9)	$84.8

Other comprehensive loss for the three months ended September 30, 2018 increased $34.2 million compared to income of $17.2 million in 2017. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Indian rupee, Euro, Chinese yuan and Mexican peso versus the U.S. dollar during the three months ended September 30, 2018, as compared with the same period in 2017.
Other comprehensive loss for the nine months ended September 30, 2018 increased $137.7 million compared to income of $84.8 million in 2017. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Argentinian peso, Indian rupee and British pound versus the U.S. dollar during the nine months ended September 30, 2018, as compared with the same period in 2017. For a discussion related to hyperinflation in Argentina, refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report.
Business Segments
We conduct our operations through three business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and spare parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products and shorter cycle engineered pumps and mechanical seals that are generally manufactured more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical and general industries. EPD operates in 47 countries with 28 manufacturing facilities worldwide, eight of which are located in Europe, nine in North America, six in Asia and five in Latin America, and it operates 120 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$519.8	$432.5
Sales	466.2	424.2
Gross profit	151.3	136.7
Gross profit margin	32.5%	32.2%
SG&A	97.0	87.3
Segment operating income	57.4	52.1
Segment operating income as a percentage of sales	12.3%	12.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$1,450.3	$1,357.2
Sales	1,414.6	1,276.6
Gross profit	439.4	404.4
Gross profit margin	31.1%	31.7%
SG&A	299.9	305.3
Segment operating income	147.8	107.8
Segment operating income as a percentage of sales	10.4%	8.4%

Bookings for the three months ended September 30, 2018 increased by $87.3 million, or 20.2%, as compared with the same period in 2017. The increase included negative currency effects of approximately $3 million. The increase in customer bookings was driven by the oil and gas and water management industries, partially offset by decreased bookings in the power generation and general industries. Increased customer bookings of $37.7 million into Europe, $34.3 million into the Middle East, $29.7 million into Asia Pacific and $15.4 million into North America were partially offset by decreased customer bookings of $30.4 million into Africa. The increase was more heavily-weighted towards customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) remained relatively flat compared to the same period in 2017.
Bookings for the nine months ended September 30, 2018 increased by $93.1 million, or 6.9%, as compared with the same period in 2017, which included 2017 bookings for an order of approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China which did not recur. The increase included currency benefits of approximately $21 million. The increase in customer bookings was primarily driven by the water management, general, oil and gas and chemical industries. Increased customer bookings of $94.6 million into Europe, $41.1 million into the Middle East and $24.4 million into North America were partially offset by decreased customer bookings of $37.9 million into Asia Pacific and $33.0 million into Africa. The increase was driven by increased customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased by $1.1 million compared to the same period in 2017.
Sales for the three months ended September 30, 2018 increased $42.0 million, or 9.9%, as compared with the same period in 2017. The increase included negative currency effects of approximately $2 million. The increase was driven by aftermarket and original equipment sales. The increase resulted from increased sales of $32.4 million into Latin America, $17.3 million into Africa, $8.4 million into North America and $5.3 million into Asia Pacific, partially offset by decreased sales of $22.5 million into the Middle East. The impact of the adoption of the New Revenue Standard increased sales by approximately $18 million for the three months ended September 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $1.2 million when compared to the same period in 2017.
Sales for the nine months ended September 30, 2018 increased $138.0 million, or 10.8%, as compared with the same period in 2017. The increase included currency benefits of approximately $27 million. The increase was more heavily-weighted towards aftermarket sales. The increase resulted from increased sales of $52.8 million into North America, $46.8 million into Asia Pacific and $40.6 million into Latin America, partially offset by decreased sales of $4.3 million into Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $60 million for the nine months ended September 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $5.8 million when compared to the same period in 2017.
Gross profit for the three months ended September 30, 2018 increased by $14.6 million, or 10.7%, as compared with the same period in 2017. Gross profit margin for the three months ended September 30, 2018 of 32.5% increased from 32.2% for the same period in 2017. The increase in gross profit margin was primarily attributable to the favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings related to our Realignment Programs. The impact of the adoption of the New Revenue Standard had a favorable impact on gross profit margin for the three months ended September 30, 2018.
Gross profit for the nine months ended September 30, 2018 increased by $35.0 million, or 8.7%, as compared with the same period in 2017. Gross profit margin for the nine months ended September 30, 2018 of 31.1% decreased from 31.7% for the same period in 2017. The decrease in gross profit margin was primarily attributable to increased charges related to our Realignment Programs and revenue recognized on lower margin projects, partially offset by the favorable impact of increased sales on our absorption of fixed manufacturing costs. The impact of the adoption of the New Revenue Standard had a favorable impact on gross profit margin for the nine months ended September 30, 2018.

SG&A for the three months ended September 30, 2018 increased by $9.7 million, or 11.1%, as compared with the same period in 2017. Currency effects provided a decrease of approximately $1 million. The increase in SG&A is primarily attributable to higher selling and administrative-related expenses as compared to the same period in 2017.
SG&A for the nine months ended September 30, 2018 decreased by $5.4 million, or 1.8%, as compared with the same period in 2017. Currency effects provided an increase of approximately $4 million. The decrease in SG&A is primarily attributable to a $26.0 million impairment charge related to our manufacturing facility in Brazil in the second quarter of 2017 that did not recur and decreased charges related to our Realignment Programs, partially offset by higher selling and administrative-related expenses as compared to the same period in 2017.
Operating income for the three months ended September 30, 2018 increased by $5.3 million, or 10.2%, as compared with the same period in 2017. The increase included negative currency effects of approximately $3 million. The increase was primarily due to the $14.6 million increase in gross profit, partially offset by the $9.7 million increase in SG&A.
Operating income for the nine months ended September 30, 2018 increased by $40 million, or 37.1%, as compared with the same period in 2017. The increase included currency benefits of approximately $4 million. The increase was primarily due to the $35.0 million increase in gross profit and the $5.4 million decrease in SG&A.
Backlog of $870.7 million at September 30, 2018 decreased by $157 million, or 15.3%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $181 million at January 1, 2018. Currency effects provided a decrease of approximately $19 million. Backlog at September 30, 2018 and December 31, 2017 included $13.6 million and $16.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, and specialty products (collectively referred to as "original equipment"). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, power generation and general industries. IPD operates 16 manufacturing facilities, five of which are located in the U.S, six in Europe, four in Asia and one in Latin America, and it operates 28 QRCs worldwide, including 17 sites in Europe, five in the U.S., three in Asia and two in Latin America, including those co-located in manufacturing facilities.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$199.8	$196.9
Sales	199.1	189.7
Gross profit	47.0	39.3
Gross profit margin	23.6%	20.7%
SG&A	42.1	43.2
Loss on sale of business	(7.7)	—
Segment operating loss	(2.5)	(3.5)
Segment operating loss as a percentage of sales	(1.3)%	(1.8)%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$633.2	$616.6
Sales	603.0	559.9
Gross profit	130.1	98.3
Gross profit margin	21.6%	17.6%
SG&A	148.0	144.5
Loss on sale of business	(7.7)	—
Segment operating loss	(25.2)	(45.7)
Segment operating loss as a percentage of sales	(4.2)%	(8.2)%

Bookings for the three months ended September 30, 2018 increased by $2.9 million, or 1.5%, as compared with the same period in 2017. The increase included negative currency effects of approximately $2 million. The increase in customer bookings was primarily driven by the chemical and general industries, partially offset by decreases in the water management and power generation industries. Increased customer bookings of $3.3 million into Asia Pacific, $2.2 million into Latin America and $2.0 million into North America were partially offset by decreased customer bookings of $5.4 million into Africa. The increase was driven by increased customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $2.5 million compared to the same period in 2017.
Bookings for the nine months ended September 30, 2018 increased by $16.6 million, or 2.7%, as compared with the same period in 2017. The increase included currency benefits of approximately $17 million. The increase in customer bookings was primarily driven by the power generation, chemical, and general industries, partially offset by a decrease in the water management industry. Increased customer bookings of $18.5 million into Latin America and $13.2 million into Europe were partially offset by decreased customer bookings of $14.9 million into North America. The increase was driven by increased customer aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $5 million compared to the same period in 2017.
Sales for the three months ended September 30, 2018 increased $9.4 million, or 5.0%, as compared with the same period in 2017. The increase included negative currency effects of approximately $2 million and was more heavily-weighted towards original equipment sales. The increase primarily resulted from increased sales of $8.8 million into North America. The impact of the adoption of the New Revenue Standard increased sales by approximately $18 million for the three months ended September 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) remained relatively flat when compared to the same period in 2017.
Sales for the nine months ended September 30, 2018 increased $43.1 million, or 7.7%, as compared with the same period in 2017. The increase included currency benefits of approximately $16 million and was more heavily-weighted towards aftermarket sales. The increase primarily resulted from increased sales of $19.0 million into Europe, $18.7 million into North America and $3.7 million into Africa. The impact of the adoption of the New Revenue Standard increased sales by approximately $32 million for the nine months ended September 30, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased by $2.3 million when compared to the same period in 2017.
Gross profit for the three months ended September 30, 2018 increased by $7.7 million, or 19.6%, as compared with the same period in 2017. Gross profit margin for the three months ended September 30, 2018 of 23.6% increased from 20.7% for the same period in 2017. The increase in gross profit margin was primarily attributable to lower charges and increased savings related to our Realignment Programs, revenue recognized on higher margin projects and favorable impact of increased sales on our absorption of fixed manufacturing costs. The impact of the adoption of the New Revenue Standard had a favorable impact on gross profit margin for the three months ended September 30, 2018.
Gross profit for the nine months ended September 30, 2018 increased by $31.8 million, or 32.3%, as compared with the same period in 2017. Gross profit margin for the nine months ended September 30, 2018 of 21.6% increased from 17.6% for the same period in 2017. The increase in gross profit margin was primarily attributable to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in the second quarter of 2017 that did not recur, lower charges and increased savings related to our Realignment Programs and revenue recognized on higher margin projects, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the divestiture of two IPD locations and related product lines.
SG&A for the three months ended September 30, 2018 decreased by $1.1 million, or 2.5%, as compared with the same period in 2017. Currency effects provided a decrease of less than $1 million. The decrease in SG&A is primarily due to increased savings associated with our Realignment Programs compared to the same period in 2017.
SG&A for the nine months ended September 30, 2018 increased by $3.5 million, or 2.4%, as compared with the same period in 2017. Currency effects provided an increase of approximately $4 million. The increase in SG&A is primarily due to an impairment charge on long-lived assets related to the divestiture of two IPD locations and related product lines of $9.7 million, partially offset by lower charges related our Realignment Programs compared to the same period in 2017.
Operating loss for the three months ended September 30, 2018 decreased by $1.0 million, or 28.6%, as compared with the same period in 2017. The decrease included currency benefits of less than $1 million. The decrease was primarily due to the $7.7 million increase in gross profit and a $1.1 million decrease in SG&A, partially offset by a $7.7 million loss from the divestiture of two IPD locations and related product lines.
Operating loss for the nine months ended September 30, 2018 decreased by $20.5 million, or 44.9%, as compared with the same period in 2017. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to the $31.8 million increase in gross profit, partially offset by a $7.7 million loss from the divestiture of two IPD locations and related product lines and a $3.5 million increase in SG&A.

Backlog of $390.2 million at September 30, 2018 decreased by $34.1 million, or 8.0%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $34 million at January 1, 2018. Currency effects provided a decrease of approximately $12 million. Backlog at September 30, 2018 and December 31, 2017 included $17.9 million and $17.3 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 47 manufacturing facilities and QRCs in 21 countries around the world, with five of its 21 manufacturing operations located in the U.S., ten located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$314.2	$285.9
Sales	306.2	287.7
Gross profit	109.4	91.9
Gross profit margin	35.7%	31.9%
SG&A	52.9	52.9
Gain on sale of business	—	9.9
Segment operating income	56.4	48.8
Segment operating income as a percentage of sales	18.4%	17.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2018	2017
Bookings	$957.9	$911.2
Sales	889.9	843.5
Gross profit	298.6	278.0
Gross profit margin	33.6%	33.0%
SG&A	161.1	163.8
Gain on sale of businesses	—	141.2
Segment operating income	136.7	255.1
Segment operating income as a percentage of sales	15.4%	30.2%

Bookings for the three months ended September 30, 2018 increased by $28.3 million, or 9.9%, as compared with the same period in 2017. Bookings included negative currency effects of approximately $4 million. Increased customer bookings in the oil and gas and general industries were partially offset by decreases in the power generation industry. Increased customer bookings of $11.9 million into Asia Pacific, $11.7 million into Europe and $4.4 million into North America were partially offset by decreased bookings of $5.3 million into the Middle East. The increase was primarily driven by increased customer original equipment bookings. The three months ended September 30, 2017 included bookings of approximately $2 million related to the FCD business that was divested in the third quarter of 2017.

Bookings for the nine months ended September 30, 2018 increased by $46.7 million, or 5.1%, as compared with the same period in 2017. Bookings included currency benefits of approximately $18 million. Increased customer bookings in the general and oil and gas industries were partially offset by decreases in the power generation industry. Increased customer bookings of $68.8 million into North America were partially offset by decreased customer bookings of $18.9 million into the Middle East and $9.1 million into Europe. The increase was more heavily-weighted towards customer original equipment bookings. The nine months ended September 30, 2017 included bookings of approximately $41 million related to FCD's businesses that were divested in the second and third quarter of 2017.

Sales for the three months ended September 30, 2018 increased $18.5 million, or 6.4%, as compared with the same period in 2017. The increase included negative currency effects of approximately $4 million and was driven by increased original equipment sales. The increase was primarily driven by increased customer sales of $26.2 million into North America and $6.8 million into Asia Pacific, partially offset by decreased sales of $13.1 million into the Middle East and $3.2 million into Europe. The adoption of the New Revenue Standard decreased sales by approximately $12 million for the three months ended September 30, 2018. The three months ended September 30, 2017 included sales of approximately $5 million related to the FCD business that was divested in the third quarter of 2017.
Sales for the nine months ended September 30, 2018 increased $46.4 million, or 5.5%, as compared with the same period in 2017. The increase included currency benefits of approximately $15 million and was was more heavily-weighted towards original equipment sales. The increase was primarily driven by increased customer sales of $53.5 million into North America and $38.0 million into Asia Pacific, partially offset by decreased customer sales of $33.9 million into Europe and $10.4 million into the Middle East. The adoption of the New Revenue Standard increased sales by approximately $13 million for the nine months ended September 30, 2018. The nine months ended September 30, 2017 included sales of approximately $42 million related to FCD's businesses that were divested in the second and third quarter of 2017.
Gross profit for the three months ended September 30, 2018 increased by $17.5 million, or 19.0%, as compared with the same period in 2017. Gross profit margin for the three months ended September 30, 2018 of 35.7% increased from 31.9% for the same period in 2017. The increase in gross profit margin was primarily attributable to the favorable impact of increased sales on our absorption of fixed manufacturing costs and decreased charges and increased savings related to our Realignment Programs compared to the same period in 2017. The impact of the adoption of the New Revenue Standard had an favorable impact on gross profit margin for the three months ended September 30, 2018.
Gross profit for the nine months ended September 30, 2018 increased by $20.6 million, or 7.4%, as compared with the same period in 2017. Gross profit margin for the nine months ended September 30, 2018 of 33.6% increased from 33.0% for the same period in 2017. The increase in gross profit margin was primarily attributable to the positive impact of increased sales on our absorption of fixed manufacturing costs and decreased charges and increased savings achieved related to our Realignment Programs compared to the same period in 2017. The impact of the adoption of the New Revenue Standard had an unfavorable impact on gross profit margin for the nine months ended September 30, 2018.
SG&A for the three months ended September 30, 2018 remained constant, as compared with the same period in 2017. Currency effects provided a decrease of approximately $1 million.
SG&A for the nine months ended September 30, 2018 decreased by $2.7 million, or 1.6%, as compared with the same period in 2017. Currency effects provided an increase of approximately $3 million. The decrease in SG&A is primarily due to lower charges and increased savings related to our Realignment Programs compared to the same period in 2017.
Operating income for the three months ended September 30, 2018 increased by $7.6 million, or 15.6%, as compared with the same period in 2017. The increase included negative currency effects of approximately $1 million. The increase was due to the $17.5 million increase in gross profit, partially offset by the $9.9 million pre-tax gain from the sale of the Vogt business in the third quarter of 2017.
Operating income for the nine months ended September 30, 2018 decreased by $118.4 million, or 46.3%, as compared with the same period in 2017. The decrease included currency benefits of less than $1 million. The decrease was due to the $141.2 million pre-tax gain from the sales of the Gestra and Vogt businesses in 2017, which was partially offset by the $20.6 million increase in gross profit and the decrease in SG&A of $2.7 million.
Backlog of $626.5 million at September 30, 2018 increased by $9.1 million, or 1.5%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $35 million at January 1, 2018. Currency effects provided a decrease of approximately $13 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Net cash flows provided by operating activities	$26.3	$72.4
Net cash flows (used) provided by investing activities	(49.6)	171.1
Net cash flows used by financing activities	(133.2)	(136.2)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2018 was $529.9 million, as compared with $703.4 million at December 31, 2017.
Our cash balance decreased by $173.5 million to $529.9 million at September 30, 2018, as compared with December 31, 2017. The cash used during the first nine months of 2018 included $74.5 million in dividend payments and $45.0 million of payments on long-term debt.
For the nine months ended September 30, 2018, our cash provided by operating activities was $26.3 million, as compared to $72.4 million for the same period in 2017. Cash flow used by working capital increased for the nine months ended September 30, 2018, due primarily to increased uses of cash related to contract assets, inventories, accounts payable and prepaid expenses and other assets, net.
Increases in accounts receivable used $9.5 million of cash flow for the nine months ended September 30, 2018, as compared with cash provided of $63.8 million for the same period in 2017. As of September 30, 2018, our days’ sales outstanding ("DSO") was 74 days as compared with 87 days as of September 30, 2017. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of 7 days on DSO as of September 30, 2018.
Increases in contract assets used $54.8 million of cash flow for the nine months ended September 30, 2018, due primarily to revenue recognized in advance of customer invoices.
Increases in inventory used $46.7 million and $20.4 million of cash flow for the nine months ended September 30, 2018 and September 30, 2017, respectively. Inventory turns were 3.9 times at September 30, 2018, compared with 2.6 times for the same period in 2017. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of approximately 1.3 times on our inventory turn calculation as of September 30, 2018.
Decreases in accounts payable used $30.0 million of cash flow for the nine months ended September 30, 2018 as compared with $68.0 million for the same period in 2017. Decreases in accrued liabilities and income taxes payable used $13.7 million of cash flow for the nine months ended September 30, 2018, as compared with $6.7 million for the same period in 2017.
Cash flows used by investing activities during the nine months ended September 30, 2018 were $49.6 million, as compared with cash provided of $171.1 million for the same period in 2017. The decrease was primarily due to $208.8 million in net proceeds from the sale of our Gestra and Vogt businesses in the second and third quarter of 2017 that did not recur. Capital expenditures during the nine months ended September 30, 2018 were $50.0 million, an increase of $9.4 million as compared with the same period in 2017. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades, and cost reduction opportunities. In 2018, total capital expenditures are expected to be between $70 million and $80 million.
Cash flows used by financing activities during the nine months ended September 30, 2018 were $133.2 million, as compared with $136.2 million for the same period in 2017. Cash outflows during the nine months ended September 30, 2018 resulted primarily from $74.5 million of dividend payments and $45.0 million of payments on long-term debt.
Our Senior Credit Facility matures in October 2020. Approximately 13% of our outstanding Term Loan Facility is due to mature in the remainder of 2018 and approximately 50% in 2019. As of September 30, 2018, we had an available capacity of $416.5 million on our $800.0 million Revolving Credit Facility. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.

During the nine months ended September 30, 2018 and 2017, we contributed $20 million to our U.S. pension plan. At December 31, 2017, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we do not anticipate making any additional contributions to our U.S. pension plan in 2018, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return while reducing portfolio risks through asset class diversification.
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

On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of September 30, 2018, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Financing
Credit Facilities
See Note 10 to our consolidated financial statements included in our 2017 Annual Report and Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We complied with all covenants through September 30, 2018.
We had outstanding letters of credit of $74.8 million and $94.8 million at September 30, 2018 and December 31, 2017, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $416.5 million and $644.8 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of September 30, 2018.

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
During the nine months ended September 30, 2018, our critical accounting policies and methodology used in determining estimates for revenue and related expenses changed. On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method for transition and modified our accounting policies and practices to support our accounting estimates of revenue and expenses in accordance with U.S. GAAP. For a discussion related to our adoption of the New Revenue Standard and the impacts on revenue and expenses, refer to Notes 1 and 2 to our condensed consolidated financial statements included in this Quarterly Report.
Critical policies for other significant estimates, for which no significant changes have occurred in the nine months ended September 30, 2018, include:

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

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2017 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At September 30, 2018, we had $120.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 3.89%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1 million for the nine months ended September 30, 2018.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(19.7) million and $17.7 million for the three months September 30, 2018 and 2017, respectively, and $(61.2) million and $85.8 million for the nine months ended September 30, 2018 and 2017, respectively, which are included in other comprehensive loss.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of September 30, 2018, we had a U.S. dollar equivalent of $266.6 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $235.6 million at December 31, 2017. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(4.3) million and $8.4 million for the three months ended September 30, 2018 and 2017, respectively, and $(16.4) million and $(9.7) million for the nine months ended September 30, 2018 and 2017, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2018, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2018 would not have materially impacted our net earnings. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
During the quarter ended September 30, 2018, we had no repurchases of common shares. As of September 30, 2018, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2018:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	482	(1)	$40.59	—	$160.7
August 1 - 31	1,968	(2)	50.14	—	160.7
September 1 - 30	273	(1)	55.44	—	160.7
Total	2,723		$48.98	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 135 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $49.53, and 1,833 shares purchased at a price of $50.18 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 2, 2018, the Company’s Organization and Compensation Committee approved an amended and restated Change-In-Control Severance Plan (the “CIC Plan”) which provides certain specified severance benefits to the Company’s Named Executive Officers in the event of the loss of their positions following a transaction that involves a change in the ownership or control of the Company.  The amendment to the CIC Plan was made to revise eligibility and participation requirements (not affecting the Company’s executive officers), reduce the number of eligible key employees and provide for certain other administrative changes.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective October 2, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2018).

10.1+*	Flowserve Corporation Change In Control Severance Plan, effective November 2, 2018.

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.
* Management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Quarterly Report or 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	November 7, 2018	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2018	/s/ Lee S. Eckert
Lee S. Eckert
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)