Form 10-K
period 2018-12-31
FLOWSERVE CORP
filed 2019-02-20
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,439,873,483. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 13, 2019 was 130,982,978.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2019 Annual Meeting of Shareholders scheduled to be held on May 23, 2019 is incorporated by reference into Part III hereof.

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
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2018 and 2017 consisted of:

	2018	2017
• oil and gas	38%	38%
• general industries(1)	25%	24%
• chemical(2)	22%	21%
• power generation	11%	13%
• water management	4%	4%

(1)
General industries include mining and ore processing, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

(2)Chemical industry is comprised of chemical-based and pharmaceutical products.

We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.

Through December 31, 2018, we conducted our operations through three segments: Engineered Product Division ("EPD"), Industrial Product Division ("IPD") and Flow Control Division ("FCD"). Sales to external customers, intersegment sales, operating profit and the presentation of certain other financial information by segment are reported in Note 17 to our consolidated financial statements included in Item 8 of this Annual Report and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, expand margins, increase capital efficiency and improve organizational health. During the latter part of 2018 and in connection with the Flowserve 2.0 Transformation, we determined that there are meaningful operational synergies and benefits to combining our EPD and IPD reportable segments into one reportable segment, the Flowserve Pump Division ("FPD"). The reorganization will be effective as of January 1, 2019 and as a result, beginning in 2019 we will report a two operating segment structure, FPD and FCD, and prior periods will be retrospectively adjusted to reflect the new reportable segment structure. For further discussion of the Flowserve 2.0 Transformation program refer to Note 19 to our consolidated financial statements included in Item 8 of this Annual Report.
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
Flowserve 2.0 Transformation
The goals of the Flowserve 2.0 Transformation are to (i) accelerate revenue growth, (ii) drive margin expansion, (iii) increase capital efficiency and (iv) improve organizational health. The Flowserve 2.0 Transformation consists of over a hundred of individual projects spread over six work-streams (operations, commercial, growth, aftermarket, cost structure and working capital). A majority of these projects are primarily focused on accelerating revenue growth, while the balance are primarily focused on cost reduction and capital efficiency. The projects include elements of organizational design, business process definition, process automation and metrics. Individual projects vary in terms of time to execute, ranging from one year for simple quick-fix efforts to five years for more complex infrastructure efforts. A structured process has been created to ensure that each project follows common milestones and delivers value over its lifecycle, with a governance process that oversees the portfolio to ensure that time-phased trade-offs between cost and benefits are proactively managed. The project portfolio is actively covered by a dedicated transformation office to ensure that projects are managed from inception to execution to protect the long-term value of the transformation.
Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, project management, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the current forecasts for 2019, pricing for original equipment orders may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
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

Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management and general industries. We do not have sales to any individual customer that represent 10% or more of consolidated 2018 revenues. Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.
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
Employees and Labor Relations
We have approximately 17,000 employees globally as of December 31, 2018. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our valve manufacturing plant located in Lynchburg, Virginia and our pattern storage facility located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, South Africa, Spain, Sweden and the United Kingdom ("U.K."). We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2018 revenues.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $234.3 million in 2018, $258.3 million in 2017 and $259.1 million in 2016.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 17 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2018, 2017 and 2016.
ENGINEERED PRODUCT DIVISION
Our largest business segment is EPD, through which we design, manufacture, distribute and service specialty, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and upgrades and related aftermarket services. EPD includes longer lead time, highly-engineered specialty pump products and systems and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement pumps and upgrades and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD products and services are primarily used by companies that operate in the oil and gas, petrochemical, chemical, power generation, water management and other general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our engineered pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 28 plants worldwide, eight of which are located in Europe, nine in North America, six in Asia Pacific and five in Latin America, including those co-located in manufacturing facilities and/or shared with IPD.
We also conduct business through strategic foreign joint ventures. We have five unconsolidated joint ventures that are located in China, India, Saudi Arabia, South Korea and the United Arab Emirates, where a portion of our products are manufactured, assembled or serviced in these territories. These relationships provide numerous strategic opportunities, including increased access to our current and new markets, access to additional manufacturing capacity and expansion of our operational platform to support best-cost sourcing initiatives and balance capacity demands for other markets.
EPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD product types and globally recognized brands:
EPD Product Types

Single and Multistage Between Bearings Pumps	Single Stage Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Rotary Multiphase	• Dry-Running Seals
• Rotary Screw	• Gas Barrier Seals
• Standard Cartridge Seals
Vertical Pumps	• Mixer Seals
• Vertical inline	• Compressor Seals
• Vertical line shaft	• Seal Support Systems
• Vertical canned shaft	• Bearing Isolators
• Barrier Fluids and Lubricants

Specialty Products
• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydro turbine
• Cryogenic Pumps	• Energy Recovery Devices
• Concrete Volute Pumps	• Hydraulic Decoking Systems
• Wireless Transmitters	• API Slurry Pumps
• Ebullator recycle pumps

EPD Brand Names

• BW Seals	• Niigata Worthington
• Calder Energy Recovery Devices	• QRC™
• Durametallic	• Pacific
• Five Star Seal	• Pacific Weitz
• Flowserve	• Pac-Seal
• GASPAC™	• ReadySeal
• IDP	• United Centrifugal
• Interseal	• Western Land Roller
• Lawrence	• Wilson-Snyder
• LifeCycle Advantage	• Worthington
• Worthington-Simpson

EPD Services
We provide engineered aftermarket services through our global network of 119 QRCs, some of which are co-located in manufacturing facilities, in 47 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
EPD New Product Development
Our investments in new product R&D continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (i.e., flow and power) and under more extreme conditions (i.e., erosive, corrosive and temperature) beyond the level of traditional technology. We continue to develop innovations that improve our competitive position in the engineered equipment industry, specifically upstream, offshore and downstream applications for the oil and gas market. Continued engagement with our end users is exemplified through completion of advancements that significantly improve energy efficiency, reduce total cost-of-ownership and enhance safety.
As new sources of energy generation are explored, we continue to develop new product designs to support the most critical applications in the power generation market. New designs and qualification test programs continue to support the critical services found in the coal fired, combined cycle, small modular nuclear and concentrated solar power generation plant.
We continue to address our core products with design enhancements that improve performance, reduce acquisition costs, extend operating life between required maintenance periods and reduce the lead times in which we can deliver our products. Our engineering teams continue to apply and develop sophisticated design technology and methods supporting continuous improvement of our proven technology. Additionally, we are incentivizing our operations and tracking the R&D projects more closely, which is leading to broader engagement in developing new products.
In 2018, EPD continued to advance our Intelligent Performance Solutions ("IPS") Insight platform. This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our remote monitoring, diagnostics, asset management and service capabilities for our end-user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence. Additionally, we have been exploring additive manufacturing opportunities in our products and auxiliary systems.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business.

EPD Customers
Our customer mix is diversified and includes leading EPC firms, major national oil companies, international oil companies, equipment end users in our served markets, other original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, petrochemical, chemical, power generation, water management and other general industries.
EPD Competition
The pump and mechanical seal industry is highly fragmented, with thousands of competitors globally. We compete, however, primarily with a limited number of large companies operating on a global scale. There are also a number of smaller, newer entrants in some of our emerging markets. Competition among our closest competitors is generally driven by delivery times, application knowledge, experience, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include: Sulzer Pumps; Ebara Corp.; SPX FLOW, Inc.; Eagle Burgmann, which is a joint venture of two traditional global seal manufacturers, A. W. Chesterton Co. and AES Corp.; John Crane Inc., a unit of Smiths Group Plc; Weir Group Plc.; ITT Industries; and KSB SE & Co. KGaA.
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
EPD Backlog
EPD’s backlog of orders as of December 31, 2018 was $922.6 million (including $15.3 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1,027.7 million (including $16.0 million of interdivision backlog) as of December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $181 million at January 1, 2018. We expect to ship approximately 92% of December 31, 2018 backlog during 2019.
INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, pre-test, distribute and service engineered and pre-configured industrial pumps and pump systems, for variety of markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the chemical, oil and gas, water resources, power and general industrial (i.e. Mining, Steel and Paper) industries. Our products are currently manufactured in 16 manufacturing facilities, five of which are located in the U.S and six in Europe and four in Asia. IPD operates 29 QRCs worldwide, including 18 sites in Europe, five in the U.S., three in Asia Pacific and two in Latin America, including those co-located in manufacturing facilities and/or shared with EPD.
IPD Products
We manufacture approximately 40 different active types of pumps, which are available in a wide range of metal alloys and non-metallics with a variety of configurations to meet the critical operating demands of our customers. The following is a summary list of our IPD products and globally recognized brands:

IPD Pump Product Types

Overhung	Between Bearings
• Chemical Process ASME and ISO	• Side Channel Multistage
• Industrial Process	• Segmental Channel Multistage
• Slurry and Solids Handling	• Split Case — Axially Split
• Metallic & Lined Magnetic Drive Process	• Split Case — Radially Split

Specialty Products	Vertical
• Ag Chem	• Wet Pit, Double case API & Double
• Molten Salt Pump	• Deepwell Submersible Pump
• Submersible Pump	• Slurry and Solids Handling
• Geothermal Deepwell	• Sump & Cantilever
• Barge Pump
• Solids Handling Submersible	Vacuum Systems
• Liquid Ring
Positive Displacement	• LR Systems
• Gear	• Dry Systems

IPD Brand Names

• Byron Jackson	• Pacific
• Durco	• Scienco
• Flowserve	• Sier Bath
• Halberg	• SIHI
• IDP	• TKL
• Innomag	• Western Land Roller
• Labour	• Worthington
• Meregalli	• Worthington-Simpson

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
We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. We continue to further our energy efficiency initiatives in response to various global governmental directives. Cost reduction projects incorporating product rationalization, value engineering, lean manufacturing and overhead reduction continue to be key drivers for IPD.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material.

IPD Customers
Our customer mix is diversified and includes leading EPC firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including chemical, oil and gas, water resources, power and general industry industries.
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
IPD Backlog
IPD’s backlog of orders as of December 31, 2018 was $394.0 million (including $17.2 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $424.3 million (including $17.3 million of interdivision backlog) as of December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $34 million at January 1, 2018. We expect to ship approximately 85% of December 31, 2018 backlog during 2019.
FLOW CONTROL DIVISION
FCD designs, manufactures, distributes and services a broad portfolio of engineered and industrial valve and automation solutions, including isolation and control valves, actuation, controls and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineering and project management services to complement its expansive product portfolio. FCD products are used to control, direct and manage the flow of liquids and gases and are an integral part of any flow control system. Our valve products are most often customized and engineered to perform specific functions within each customer’s unique flow control environment.
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 21 principal manufacturing facilities, five of which are located in the U.S., 10 located in Europe and five located in Asia Pacific. FCD operates 26 QRCs worldwide, including six sites in Europe, nine in North America, nine in Asia Pacific and two in Latin America, including those co-located in manufacturing facilities.
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
The following is a summary list of our valve and automation products and globally recognized brands:
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
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Cameron International Corp. (a Schlumberger company), Emerson Electric Co., General Electric Co., Rotork plc and Crane Co.
Our market research and assessments indicate that the top 10 global valve manufacturers collectively comprise less than 15% of the total valve market. Based on independent industry sources, we believe that we are the third largest industrial valve supplier in the world. We believe that our strongest sources of competitive advantage rest with our comprehensive portfolio of valve products and services, our ability to provide complementary pump and aftermarket products and services, our focus on execution and our expertise in severe corrosion and erosion applications.
FCD Backlog
FCD’s backlog of orders as of December 31, 2018 was $608.4 million, compared with $617.4 million as of December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $35 million at January 1, 2018. We expect to ship approximately 88% of December 31, 2018 backlog during 2019.
AVAILABLE INFORMATION
We maintain an Internet web site at www.flowserve.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge through the “Investor Relations” section of our Internet web site as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the U.S. Securities and Exchange Commission ("SEC"). Reports, proxy statements and other information filed or furnished with the SEC are also available at www.sec.gov.
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
At December 31, 2018, backlog was $1.9 billion. In 2019, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Our manufacturing plant operations and capacity may be disrupted as a result of equipment failure, natural disaster, power outage, fire, explosion, terrorism, cyber-based attack, adverse weather conditions, labor disputes, acts of God, or other reasons. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, may result in damage to existing customer relationships, could increase our costs, could reduce our sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are not able to successfully execute and realize the expected financial benefits from our transformation and strategic realignment and other cost-saving initiatives, our business could be adversely affected.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform.
While we expect significant financial benefits from our Flowserve 2.0 Transformation, we may not realize the full benefits that we currently expect within the anticipated time frame or at all. Adverse effects from our execution of transformation and realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement the transformation and realignment programs may be limited by the terms of our credit facilities and other contractual commitments. Moreover, because such expenses are difficult to predict and are necessarily inexact, we may incur substantial expenses in connection with the execution of our transformation and realignment plans in excess of what is currently forecast. Further, transformation and realignment activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected, and we could experience business disruptions with customers and elsewhere if our transformation and realignment efforts prove ineffective.
We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, technology, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. In addition, negative publicity or other organized campaigns critical of us, through social media or otherwise, could negatively affect our reputation. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have been volatile. While we strive to offset our increased costs through supply chain management, contractual provisions and our Continuous Improvement Process initiative, where gains are achieved in operational efficiencies, our operating margins and results of operations and cash flows may be adversely affected if we are unable to pass increases in the costs of our raw materials on to our customers or operational efficiencies are not achieved.
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

•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•political, financial market or economic instability relating to the Brexit referendum in the United Kingdom;

•	uncertainties related to any geopolitical, economic and regulatory effects or changes due to recent domestic and international elections;

•	the imposition of governmental economic sanctions on countries in which we do business, including Russia and Venezuela;
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
In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with laws of multiple countries. We also must communicate and monitor standards and directives across our global network. In addition, emerging markets pose other uncertainties, including challenges to our ability to protect our intellectual property, pressure on the pricing of our products and increased risk of political instability, and may prefer local suppliers because of existing relationships or local restrictions or incentives. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with standards and procedures.
Our future success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could, however, materially adversely affect our international operations and, consequently, our financial condition, results of operations and cash flows.
Our operations may be impacted by the United Kingdom’s proposed exit from the European Union.
The United Kingdom’s June 2016 referendum in which voters approved an exit from the European Union (commonly referred to as “Brexit”) and subsequent negotiations related to the referendum has caused and may continue to cause volatility in the global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect our customers’ ability to invest in capital expenditures, which may in turn reduce demand for our products and services. In addition, there may be greater restrictions on imports and exports between the U.K. and other E.U. countries and additional regulatory complexities. The uncertainties related to the Brexit referendum and its impact on the global economic climate could have a material adverse effect on our operations, financial condition, results of operations and cash flows.
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
There is uncertainty related to the current U.S. administration’s support or plans for new or existing treaty and trade relationships with other countries, such as the January 2017 U.S. withdrawal from the Trans-Pacific Partnership, which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2018 (such as the continuing uncertainty arising from the Brexit transition, as well as ongoing terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the U.S. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
In addition, in December 2017 the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was passed in the United States, which significantly changed U.S. tax law and affected, among other items, the Company’s U.S. federal income tax rate. The impacts from the Tax Reform Act may differ, possibly materially, from the tax estimates we have recorded due to, among other things, additional analysis, changes from interpretations enacted and assumptions the Company has made, and additional regulatory guidance that may be issued. As a result, this (and other) tax legislation could adversely affect our financial condition, results of operations and cash flows.
Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business.
The U.S. has recently announced the implementation of certain new tariffs on steel and aluminum imported into the country, and is reportedly also considering additional tariffs. In response, certain foreign governments have implemented or are reportedly considering implementing additional tariffs on U.S. goods. In addition, there have been recent changes to trade agreements, like the U.S. withdrawal from the Trans-Pacific Partnership and the replacement of the North American Free Trade Agreement with the United States-Mexico-Canada Agreement. Uncertainties with respect to tariffs, trade agreements, or any potential trade wars could negatively impact the global economic markets and could affect our customers’ ability to invest in capital expenditures, which may in turn result in reduced demand for our products and services, and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs could also result in changes in supply and demand of our raw material needs and could affect our manufacturing capabilities and could lead to increased prices that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.
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
Regulatory and customer focus on environmental, social and governance responsibility could expose us to additional costs or risks.
Regulators, shareholders, customers and other interested parties have focused increasingly on the environmental, social and governance practices of companies. This has led to an increase in regulations and may continue to cause us to be subject to additional regulations in the future. Our customers or other interested parties may also require us to implement certain environmental, social or governance procedures or standards before doing or continuing to do business with us. This increased attention on environmental, social and governance practices could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2018, we had approximately 17,000 employees, of which approximately 5,000 were located in the U.S. Approximately 5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, South Africa, Spain, Sweden and the U.K. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. If we are unsuccessful in negotiating new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire, we could experience business disruptions or increased costs.
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
In addition, our policies prohibit harassment or discrimination in the workplace. Notwithstanding our conducting training and taking disciplinary action or other actions against or in response to alleged violations, we may encounter additional costs from claims made and/or legal proceedings brought against us, and we could suffer reputational harm.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $116 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.
We are required to make scheduled repayments and, under certain events of default, mandatory repayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, such as dividend payments and share repurchases, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry. In addition, we may need new or additional financing in the future to expand our business or refinance our existing indebtedness. Our current senior credit facility matures on October 14, 2020 and our senior notes are due in 2022 and 2023, respectively. For additional information regarding our current indebtedness refer to Note 11 to our consolidated financial statements included in Item 8 of this Annual Report. If we are unable to timely access capital on satisfactory terms, including as a result of market disruptions, we may not be able to expand our business as desired, and may be limited in our ability to refinance our indebtedness.
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
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In recent years, the estimated fair value of EPO and IPD have fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2018, we will continue to monitor their performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could disrupt our business operations and result in the loss of critical and confidential information.
Our information technology networks and related systems and devices are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. These information technology networks and related systems and devices may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components or suffer from power outages, hardware failures or computer viruses. If these information technology systems and related systems and devices suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.
In addition, cybersecurity breaches could expose us to a risk of loss, misuse, or interruption of sensitive and critical information and functions, including our proprietary information and information related to our customers, suppliers and employees. It is also possible a security breach could result in theft of trade secret or other intellectual property. While we devote substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyberattacks. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, regulatory actions, theft of intellectual property, disruption of manufacturing plant operations and increased cybersecurity protection and remediation costs. If we are unable to prevent, detect or adequately respond to security breaches, our operations could be disrupted and our business could be materially and adversely affected.
Recent legal developments in Europe could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business. To conduct our operations, we regularly move data across national borders and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the E.U. recently adopted the General Data Protection Regulation (the “GDPR”). The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks, including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, during its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 management concluded that a deficiency in our internal controls related to the control environment primarily related to the operation of certain inventory controls or recording of unsupported manual journal entries at one of the non-U.S. sites and the design and maintenance of effective business performance reviews represented material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2016. Management actively engaged in the planning and implementation of remediation efforts to address these material weaknesses and to strengthen the overall internal control related to the control environment at the one non-U.S. site and the business review controls and believes that such remediation efforts have effectively remediated the material weaknesses.
Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. A change in these principles can have a significant effect on our reported financial position and financial results. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and internal controls, which could have a significant effect on our reported financial results and internal controls, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon our following the adoption of these standards.
Forward-Looking Information is Subject to Risk and Uncertainty
This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. Forward-looking statements may include, among others, statements about our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, expected cost savings from our realignment programs, depreciation and amortization, research and development expenses, potential impairment of assets, tax rate and pending tax and legal proceedings. In some cases forward-looking statements can be identified by terms such as "may," "should," "expects," "could," "intends," "projects," "predicts," "plans," "anticipates," "estimates," "believes," "forecasts," "seeks" or other comparable terminology. These statements are not historical facts or guarantees of future performance, but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.
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
Our principal executive offices, including our global headquarters, are located at 5215 N. O'Connor Boulevard, Suite 2300, Irving, Texas 75039. Our global headquarters is a leased facility, which we began to occupy on January 1, 2004. In December 2018, we extended our original lease term an additional 10 years to December 2028. We have the option to renew the current lease for two additional five-year periods. We currently occupy 125,000 square feet at this facility.
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2018 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Aggregate Square Footage
EPD
U.S.	3	600,000
Non-U.S.	13	2,439,000
IPD
U.S.	4	603,000
Non-U.S.	9	1,444,000
FCD
U.S.	5	1,129,000
Non-U.S.	11	1,627,000

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS" and our CUSIP number is number is 34354P105. On February 13, 2019, our records showed 1,002 shareholders of record.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2018, we had no repurchases of common stock as part of publicly announced plans. As of December 31, 2018, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased (4)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)(4)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	1,211	(1)	$50.31	—	$160.7
November 1 - 30	1,902	(2)	49.45	—	160.7
December 1 - 31	483	(1)	38.30	—	160.7
Total	3,596		$48.24	—
_______________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 42 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $49.78, and 1,860 shares purchased at a price of $49.44 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.

(4)
Note 15 to our consolidated financial statements included in Item 8 of this Annual Report provides additional information regarding our share repurchase activity and payment of quarterly dividends on our common stock.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2013, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base Period	December 31,
Company/Index	2013	2014	2015	2016	2017	2018
Flowserve Corporation	$100.00	$76.59	$54.70	$63.46	$56.36	$51.74
S&P 500 Index	100.00	113.68	115.24	129.02	157.17	150.27
S&P 500 Industrial Machinery	100.00	105.05	100.89	128.07	170.93	145.07

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018(b)	2017(a)(c)	2016(a)(d)	2015(a)(e)	2014(a)(f)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$3,832,666	$3,660,831	$3,990,487	$4,557,791	$4,877,885
Gross profit	1,187,836	1,088,953	1,236,798	1,481,125	1,716,058
Selling, general and administrative expense	(943,714)	(901,727)	(965,376)	(970,608)	(933,463)
Gain (loss) on sale of businesses	(7,727)	141,317	(7,664)	—	—
Operating income	247,538	341,135	276,684	520,377	794,710
Interest expense	(58,160)	(59,730)	(60,137)	(65,270)	(60,322)
Provision for income taxes(g)	(51,224)	(258,679)	(77,380)	(148,351)	(209,311)
Net earnings attributable to Flowserve Corporation	119,671	2,652	132,455	258,411	513,372
Net earnings per share of Flowserve Corporation common shareholders (basic)	0.91	0.02	1.02	1.94	3.75
Net earnings per share of Flowserve Corporation common shareholders (diluted)	0.91	0.02	1.01	1.93	3.72
Cash flows from operating activities	190,831	311,066	240,476	440,759	594,481
Cash dividends declared per share	0.76	0.76	0.76	0.72	0.64
FINANCIAL CONDITION
Working capital	$1,302,170	$1,315,837	$1,119,251	$1,106,946	$1,164,381
Total assets	4,616,277	4,910,474	4,708,923	4,963,106	4,844,667
Total debt	1,483,047	1,575,257	1,570,623	1,620,996	1,145,658
Retirement obligations and other liabilities	459,693	496,954	407,839	387,786	362,970
Total equity	1,660,780	1,670,954	1,637,388	1,664,382	1,930,246
FINANCIAL RATIOS
Return on average net assets(h)	5.4%	0.2%	5.2%	9.4%	17.9%
Net debt to net capital ratio(i)	34.2%	34.3%	42.4%	43.0%	26.4%
_______________________________

(a)
Retrospective adjustments were made to prior period information to conform to current period presentation. These retrospective adjustments resulted from our adoption ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which was effective January 1, 2018. Refer to Note 1 included in this Annual Report for a discussion on the adoption of the standard.

(b)	Results of operations in 2018 include costs of $95.1 million resulting from realignment and transformation initiatives, resulting in a reduction of after tax net earnings of $72.4 million.

(c)	Results of operations in 2017 include costs of $71.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $54.3 million.

(d)	Results of operations in 2016 include costs of $94.8 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $75.8 million.

(e)	Results of operations in 2015 include costs of $108.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $85.0 million.

(f)	Results of operations in 2014 include costs of $10.7 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $7.6 million.

(g)	Provision for income taxes in 2017 was impacted by the Tax Reform Act. See Note 16 to our consolidated financial statements included in Item 8 of this Annual Report.

(h)
Calculated as adjusted net income divided by adjusted net assets, where (i) adjusted net income is the sum of earnings before income taxes, plus interest expense, multiplied by one minus our effective tax rate, and (ii) adjusted net assets is the average of beginning of year and end of year net assets, excluding cash and cash equivalents and debt due in one year.

(i)	Calculated as total debt minus cash and cash equivalents divided by the sum of total debt and shareholders' equity minus cash and cash equivalents.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” included in this Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We employ approximately 17,000 employees in more than 50 countries as of December 31, 2018.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 171 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. Over the past several years, we have significantly focused on our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed base. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
Through December 31, 2018, our operations were conducted through three business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"):

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
The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque, Durco, Argus, Edward, Valbart and Durametallic, which we believe to be one of the most comprehensive in the industry. Our products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction ("EPC") firms, original equipment manufacturers, distributors and end users.

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
Over the past year we have experienced a stabilization in business and improved conditions in certain of our key markets.  With continued stability in oil prices at improved levels beginning in the second half of 2017 through the middle of 2018, our large-project business is showing continued signs of recovery and we anticipate that customers will continue to invest in maintenance and short cycle equipment during 2019. During 2016 and 2017, we were challenged by broad-based capital spending declines, originating in the oil and gas industry, heightened pricing pressures and negative currency impacts caused by a stronger U.S. dollar.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, expand margins, increase capital efficiency and improve organizational health. For further information regarding our Flowserve 2.0 Transformation, see “Our Results of Operations” below and Note 19 to our consolidated financial statements included in Item 8 of this Annual Report. During the latter part of 2018 and in connection with the Flowserve 2.0 Transformation, we determined that there are meaningful operational synergies and benefits to combining our EPD and IPD reportable segments into one reportable segment, the Flowserve Pump Division ("FPD"). The reorganization will be effective as of January 1, 2019 and as a result, beginning in 2019 we will report a two operating segment structure, FPD and FCD, and prior periods will be retrospectively adjusted to reflect the new reportable segment structure.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2019" section included below in this MD&A.
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
Oil and Gas
The oil and gas industry, which represented approximately 38% of our bookings in both 2018 and 2017, experienced an increase in capital spending in 2018 compared to the previous year. The increase was primarily due to increased broad-based maintenance and short cycle investment. Aftermarket opportunities in this industry solidified throughout 2018 due to catch up of deferred spending on our customers' repair and maintenance budgets from previous years.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies as well as changes in the regulatory environment. In the short-term, we believe that stable oil prices will support oil and gas upstream and mid-stream investment and we further expect increased investment in later cycle downstream projects due to emerging market growth and certain regulatory requirements, such as IMO 2020. A recovery in the overall level of spending by oil and gas companies could continue to increase demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive, and see a stabilized environment as the industry works through current excess supply. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
Chemical
The chemical industry represented approximately 22% and 21% of our bookings in 2018 and 2017, respectively. The chemical industry is comprised of chemical-based and pharmaceutical products. Capital spending in 2018 increased primarily due to global economic growth and forecasted demand for chemical-based products. The aftermarket opportunities solidified throughout 2018 due to catch up of deferred spending of our customers' repair and maintenance budgets from previous years.
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
Power Generation
The power generation industry represented approximately 11% and 13% of our bookings in 2018 and 2017, respectively. In 2018, the power generation industry continued to experience softness in thermal power generation capital spending in the mature and key developing markets.  China continued to curtail the construction of new coal-fired power generation over the last year, while in India and southeast Asia capital investment remained in place driven by increased demand forecasts.
Natural gas-fired combined cycle (“NGCC”) plants increased its share of the energy mix, driven by market prices for gas remaining low and stable (partially due to the increasing global availability of liquefied natural gas (“LNG”)), low capital expenditures, and the ability of NGCC to stabilize unpredictable renewable sources. With the potential of unconventional sources of gas, the global power generation industry is forecasting an increased use of this form of fuel for power generation plants.
Despite fewer new nuclear plants being constructed, nuclear power remains an important contributor to the global energy mix. We continue to support our significant installed base in the global nuclear fleet by providing aftermarket and life extension products and services. Due to our extensive history, we believe we are well positioned to take advantage of this ongoing source of aftermarket and new construction opportunities.
Political efforts to limit the emissions of carbon dioxide may have some adverse effect on thermal power investment plans depending on the potential requirements imposed and the timing of compliance by country. However, many proposed methods of capturing and limiting carbon dioxide emissions offer business opportunities for our products and services. At the same time, we continue to take advantage of new investments in concentrated solar power generating capacity, where our pumps, valves, and seals are uniquely positioned for both molten salt applications as well as the traditional steam cycle.
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
Water Management
The water management industry represented approximately 4% our bookings in both 2018 and 2017. Water management industry activity levels increased in 2018 as worldwide demand for fresh water, water treatment and re-use, desalination and flood control continued to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. Capital and aftermarket spending is on the rise in developed and emerging markets with governments and private industry providing funding for critical projects.
The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.
General Industries
General industries represented, in the aggregate, approximately 25% and 24% of our bookings in 2018 and 2017, respectively. General industries comprise a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2018 and 2017. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve.
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

OUR RESULTS OF OPERATIONS

Effective January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all related ASUs ("New Revenue Standard"), using the modified retrospective method for transition. For a discussion related to our adoption of the New Revenue Standard requirements refer to Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
Effective August 9, 2018, we divested two IPD locations and associated product lines, including the related assets and liabilities, which included a manufacturing facility in Germany and a related assembly facility in France. The sale was to a private company. In 2017, net sales related to the divested business totaled approximately $42 million, although the business produced an operating loss in each of the last two fiscal years.
Effective July 6, 2017, we sold our FCD Vogt product line and related assets and liabilities to a privately held company. In 2016, sales related to the Vogt business totaled approximately $17 million, with earnings before interest and taxes of approximately $4 million.
Effective May 2, 2017 we sold our FCD Gestra AG business to a leading provider of steam system solutions. In 2016, Gestra recorded sales of approximately $101 million with earnings before interest and taxes of approximately $17 million.
Note 3 to our consolidated financial statements included in Item 8 of this Annual Report discusses the details of the above dispositions.

In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, expand margins, increase capital efficiency and improve organizational health, which is further discussed in Note 19 to our consolidated financial statements included in Item 8 of this Annual Report. We anticipate that the Flowserve 2.0 Transformation will continue to incur restructuring charges, non-restructuring charges and other related transformation expenses (such as professional services, project management and related travel and expense). For the year ended December 31, 2018, we incurred Flowserve 2.0 Transformation related expenses of $41.2 million, primarily consisting of professional services and project management costs recorded in SG&A. We are currently evaluating the total investment in and financial benefits of the various initiatives associated with this program.
In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 19 to our consolidated financial statements included in Item 8 of this Annual Report. As of December 31, 2018 the Realignment Programs are substantially complete. The total charges for Realignment Programs by segment are detailed below for the years ended December 31, 2018 and 2017:

	December 31, 2018
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$34,050	$5,427	$3,221	$42,698	$—	$42,698
SG&A	4,189	1,721	(294)	5,616	5,618	11,234
Income tax expense	(1,000)	—	—	(1,000)	—	(1,000)
Total	$37,239	$7,148	$2,927	$47,314	$5,618	$52,932

	December 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Program Charges
COS	$18,364	$13,983	$11,600	$43,947	$—	$43,947
SG&A	7,376	11,311	2,870	21,557	5,751	27,308
Income tax expense	1,000	—	—	1,000	—	1,000
Total	$26,740	$25,294	$14,470	$66,504	$5,751	$72,255
We anticipate a total investment in these Realignment Programs of approximately $360 million, of which we have incurred charges of $347.8 million inception to date. Based on actions under our Realignment Programs, we estimate that we have achieved cost savings of approximately $230 million as of December 31, 2018, as compared with approximately $200 million as of December 31, 2017. Approximately $169 million of those savings are in COS with the remainder in SG&A. The Realignment Programs are substantially complete.
Bookings and Backlog

	2018	2017	2016
	(Amounts in millions)
Bookings	$4,019.8	$3,803.9	$3,760.4
Backlog (at period end)	1,891.6	2,033.4	1,901.8

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regards to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from reported bookings. Bookings of $4.0 billion in

2018 increased by $215.9 million, or 5.7%, as compared with 2017. The increase included currency benefits of approximately $30 million. The increase was primarily driven by the oil and gas, general and chemical industries, partially offset by a decrease in the power generation industry. The increase was more heavily-weighted towards customer aftermarket bookings.

Bookings of $3.8 billion in 2017 increased by $43.5 million, or 1.2%, as compared with 2016. The increase included currency benefits of approximately $27 million. The increase was primarily driven by the oil and gas industry, partially offset by a decrease in the power generation industry. The increase was more heavily weighted towards customer original equipment bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1.9 billion at December 31, 2018 decreased by $141.8 million, or 7.0%, as compared with December 31, 2017. Currency effects provided a decrease of approximately $83 million (currency effects on backlog are calculated using the change in period end exchange rates). The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $237 million on January 1, 2018. Backlog related to aftermarket orders was approximately 36% and 31% of the backlog at December 31, 2018 and 2017, respectively. We expect to ship approximately 89% of December 31, 2018 backlog during 2019. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $450 million as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.
Backlog of $2.0 billion at December 31, 2017 increased by $131.6 million, or 6.9%, as compared with December 31, 2016. Currency effects provided an increase of approximately $110 million. Backlog related to aftermarket orders was approximately 31% and 30% of the backlog at December 31, 2017 and 2016, respectively. We expected to ship approximately 92% of December 31, 2017 backlog during 2018.
Sales

	2018	2017	2016
	(Amounts in millions)
Sales	$3,832.7	$3,660.8	$3,990.5

Sales in 2018 increased by $171.9 million, or 4.7%, as compared with 2017. The increase included currency benefits of approximately $31 million. The increase was more heavily-weighted to aftermarket sales, with increased sales into North America, Asia Pacific and Africa, partially offset by decreased sales in the Middle East and Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $71 million for the year ended December 31, 2018.

Sales in 2017 decreased by $329.7 million, or 8.3%, as compared with 2016. The decrease included currency benefits of approximately $34 million. The decrease was more heavily weighted toward original equipment sales. Sales decreased into every region.

Sales to international customers, including export sales from the U.S., were approximately 63% of total sales in 2018 and 64% for both 2017 and 2016. Sales into Europe, the Middle East and Africa ("EMA") were approximately 32%, 36% and 35% of total sales in 2018, 2017 and 2016, respectively. Sales into Asia Pacific were approximately 20% of total sales for 2018 and 19% for both 2017 and 2016. Sales into Latin America were approximately 6% of total sales in both 2018 and 2017 and 7% for 2016.
Gross Profit and Gross Profit Margin

	2018	2017	2016
	(Amounts in millions, except percentages)
Gross profit	$1,187.8	$1,089.0	$1,236.8
Gross profit margin	31.0%	29.7%	31.0%

Gross profit in 2018 increased by $98.8 million, or 9.1%, as compared with 2017. Gross profit margin in 2018 of 31.0% increased from 29.7% in 2017. The impact of the adoption of the New Revenue Standard had an immaterial impact on gross profit margin for the year ended December 31, 2018. The increase in gross profit margin was primarily attributable to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin

America in 2017 that did not recur, revenue recognized on higher margin projects, a mix shift to higher margin aftermarket sales, favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings related to our Realignment Programs, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the divestiture of two IPD locations and related product lines in the second quarter of 2018.  Aftermarket sales increased to approximately 50% of total sales, as compared with approximately 48% of total sales in 2017.

Gross profit in 2017 decreased by $147.8 million, or 12.0%, as compared with 2016. Gross profit margin in 2017 of 29.7% decreased from 31.0% in 2016. The decrease in gross profit and gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, lower margin projects that shipped from backlog and a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America, partially offset by $10.9 million of charges to write down inventory in Brazil in 2016 that did not recur, a mix shift to higher margin aftermarket sales and lower charges and increased savings related to our Realignment Programs. Aftermarket sales increased to approximately 48% of total sales, as compared with approximately 45% of total sales in 2016.
SG&A

	2018	2017	2016
	(Amounts in millions, except percentages)
SG&A	$943.7	$901.7	$965.4
SG&A as a percentage of sales	24.6%	24.6%	24.2%

SG&A in 2018 increased by $42.0 million, or 4.7%, as compared with 2017. Currency effects yielded an increase of approximately $7 million. In 2018, SG&A as a percentage of sales remained relatively unchanged as compared with 2017. SG&A was favorably impacted by increased sales leverage, a $26.0 million impairment charge related to our manufacturing facility in Brazil in 2017 that did not recur, lower stock-based compensation expense, lower bad debt expense and lower charges and increased savings related to our Realignment Programs. These favorable cost impacts were substantially offset by charges related to the Flowserve 2.0 Transformation program, implementation costs associated with our adoption of the New Revenue Standard, increased accrued broad-based annual incentive compensation expense and an impairment charge of $9.7 million related to the long-lived assets associated with the divestiture of two IPD locations and related product lines in the second quarter of 2018.

SG&A in 2017 decreased by $63.7 million, or 6.6%, as compared with 2016. Currency effects yielded an increase of approximately $6 million. SG&A as a percentage of sales in 2017 increased 40 basis points as compared with 2016 due to a $26.0 million impairment charge related to our manufacturing facility in Brazil, increased accrued broad-based annual incentive compensation and lower sales leverage, partially offset by the $73.5 million reserve established for our primary Venezuelan customer in 2016 that did not recur and savings related to our Realignment Programs.
(Loss) Gain on Sale of Businesses

	2018	2017	2016
	(Amounts in millions)
(Loss) gain on sale of businesses	$(7.7)	$141.3	$(7.7)

The loss on sale of businesses in 2018 of $7.7 million resulted from the divestiture of two IPD locations and related product lines. The gain on sale of businesses in 2017 was the result of the $141.3 million gain from the sales of the Gestra and Vogt businesses. See Note 3 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on these sales. The $7.7 million loss in 2016 resulted from the sale of a non-strategic foundry business.
Net Earnings from Affiliates

	2018	2017	2016
	(Amounts in millions)
Net earnings from affiliates	$11.1	$12.6	$12.9

Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates and two in China) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2018 decreased by $1.5 million, or 11.9%, as compared to the prior year, primarily as a result of decreased earnings of our EPD joint venture in South Korea. Net earnings from affiliates in 2017 remained relatively constant compared to the prior year.
Operating Income

	2018	2017	2016
	(Amounts in millions, except percentages)
Operating income	$247.5	$341.1	$276.7
Operating income as a percentage of sales	6.5%	9.3%	6.9%
Operating income in 2018 decreased by $93.6 million, or 27.4%, as compared with 2017. The decrease included negative currency effects of approximately $2 million. The decrease was primarily a result of the $141.3 million gain from the sales of the Gestra and Vogt businesses in 2017 that did not recur, the $42.0 million increase in SG&A and the loss of $7.7 million from the divestiture of two IPD locations and related product lines, partially offset by the $98.8 million increase in gross profit discussed above.

Operating income in 2017 increased by $64.4 million, or 23.3%, as compared with 2016. The increase included currency benefits of approximately $2 million. The increase was primarily a result of the $141.3 million pre-tax gain from the sales of the Gestra and Vogt businesses and the $63.7 million decrease in SG&A, partially offset by the $147.8 million decrease in gross profit discussed above.

Interest Expense and Interest Income

	2018	2017	2016
	(Amounts in millions)
Interest expense	$(58.2)	$(59.7)	$(60.1)
Interest income	6.5	3.4	2.8
Interest expense in 2018 decreased by $1.5 million as compared with 2017. The decrease was primarily attributable to lower borrowings in 2018, as compared to the same period in 2017. Interest expense in 2017 decreased by $0.4 million as compared with 2016. The decrease was primarily attributable to decreased borrowings under our Revolving Credit Facility in 2017, as compared to the same period in 2016.
Interest income in 2018 increased by $3.1 million as compared with 2017. The increase in interest income was primarily attributable to higher average cash balances compared with 2017. Interest income in 2017 increased by $0.6 million as compared with 2016.
Other Expense, net

	2018	2017	2016
	(Amounts in millions)
Other expense, net	$(19.6)	$(21.8)	$(6.4)
Other expense, net decreased $2.2 million as compared to 2017, due to a $6.4 million decrease in net periodic benefit costs for pensions and post retirement obligations, partially offset by a $5.3 million increase in losses from foreign exchange contracts.  The net change in transactions in currencies and foreign exchange contracts was primarily due to the foreign currency exchange rate movements in the Euro, Indian rupee, Mexican peso and Argentinian peso in relation to the U.S. dollar during the year ended December 31, 2018, as compared with the same period in 2017.
Other expense, net increased $15.4 million in 2017, due primarily to a $13.2 million increase in losses arising from transactions in currencies other than our sites' functional currencies and a $3.6 million increase in losses from foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Brazilian real and British pound in relation to the U.S. dollar during the year ended December 31, 2017, as compared with the same period in 2016.

Tax Expense and Tax Rate

	2018	2017	2016
	(Amounts in millions, except percentages)
Provision for income taxes	$51.2	$258.7	$77.4
Effective tax rate	29.0%	98.4%	36.3%

On December 22, 2017, the U.S. enacted the Tax Reform Act, which significantly changed U.S. tax law. The Tax Reform Act, among other things, lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while imposing a deemed repatriation tax on deferred foreign income and implementing a modified territorial tax system. The Tax Reform Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes which began in 2018, including repeal of the domestic manufacturing deduction, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest. The Tax Reform Act also provides for two new anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provision and the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain future foreign earnings.
The 2018 tax rate differed from the federal statutory rate of 21% primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. Our effective tax rate of 29.1% for the year ended December 31, 2018 decreased from 98.4% in 2017 due to a change in the U.S. statutory tax rate for 2018, taxation of previously unremitted earnings for the year ended December 31, 2017 imposed as a result of the Tax Reform Act that did not reoccur in 2018, and the net impact of foreign operations. The 2017 tax rate differed from the federal statutory rate of 35% primarily due to the impacts pursuant to enactment of the Tax Reform Act, the net impact of foreign operations, the establishment of a valuation allowance against our deferred tax assets in various foreign jurisdictions, primarily Germany and Mexico, and taxes related to the sale of the Gestra and Vogt businesses. The 2016 tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, tax impacts from our Realignment Programs and losses in certain foreign jurisdictions for which no tax benefit was provided.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2018, we have foreign tax credits of $16.1 million, expiring in 2026 and 2028 tax years, against which we recorded a valuation allowance of $16.1 million. Additionally, we have recorded other net deferred tax assets of $44.7 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2018	2017	2016
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$119.7	$2.7	$132.5
Net earnings per share — diluted	$0.91	$0.02	$1.01
Average diluted shares	131.3	131.4	131.0

Net earnings in 2018 increased by $117.0 million to $119.7 million, or to $0.91 per diluted share, as compared with 2017. The increase was primarily attributable to a $207.5 million decrease in tax expense, a $2.2 million decrease in other expense net, and a $1.5 million decrease in interest expense, partially offset by a decrease in operating income of $93.6 million.

Net earnings in 2017 decreased by $129.8 million to $2.7 million, or to $0.02 per diluted share, as compared with 2016. The decrease was primarily attributable to a $181.3 million increase in tax expense and a $18.4 million increase in other expense, partially offset by a $67.4 million increase in operating income and a $0.4 million decrease in interest expense.

Other Comprehensive (Loss) Income

	2018	2017	2016
	(Amounts in millions)
Other comprehensive (loss) income	$(67.8)	$119.8	$(85.8)

Other comprehensive loss in 2018 increased by $187.6 million to $67.8 million from income of $119.8 million in 2017. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Argentinian peso, Indian rupee and British pound versus the U.S. dollar at December 31, 2018 as compared with 2017. For a discussion related to hyperinflation in Argentina, refer to Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Other comprehensive income in 2017 increased by $205.6 million to $119.8 million from a loss of $85.8 million in 2016. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Indian rupee versus the U.S. dollar at December 31, 2017 as compared with 2016.
Business Segments
We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income (loss). See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our segments. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.
Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). EPD includes longer lead time, highly-engineered pump products and mechanical seals that are generally manufactured within shorter lead times. EPD also manufactures replacement parts and related equipment and provides aftermarket services. EPD primarily operates in the oil and gas, petrochemical, chemical, power generation, water management and other general industries. EPD operates in 47 countries with 28 manufacturing facilities worldwide, eight of which are located in Europe, nine in North America, six in Asia and five in Latin America, and it has 119 QRCs, including those co-located in manufacturing facilities.

	EPD
	2018	2017	2016
	(Amounts in millions, except percentages)
Bookings	$1,995.1	$1,842.1	$1,823.8
Sales	1,899.2	1,775.4	1,996.0
Gross profit	586.0	545.9	624.0
Gross profit margin	30.9%	30.7%	31.3%
SG&A	390.5	399.3	457.6
Loss on sale of business	—	—	(7.7)
Segment operating income	206.9	159.1	171.1
Segment operating income as a percentage of sales	10.9%	9.0%	8.6%
Backlog (at period end)	922.6	1,027.7	966.8

Bookings in 2018 increased by $153.0 million, or 8.3%, as compared with 2017, which included 2017 bookings for an order of approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China that did not recur. The increase included currency benefits of approximately $7 million. The increase in customer bookings was primarily driven by the oil and gas, water management and general industries. Increased customer bookings of $78.1 million into Europe, $64.8 million into the Middle East and $58.3 million into North America were partially offset by decreased customer bookings of $27.1 million into Asia Pacific and $18.3 million into Africa. The increase was driven by increased customer aftermarket bookings. Of the $2.0 billion of bookings in 2018, approximately 51% were from oil and gas, 17% from chemical, 17% from general industries, 12% from power generation and 3% from water management.

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
Sales in 2018 increased $123.8 million, or 7.0%, as compared with 2017. The increase included currency benefits of approximately $12 million. The increase was more heavily-weighted towards aftermarket sales, resulting from increased customer sales of $57.7 million into Asia Pacific, $51.9 million into Africa, $50.6 million into Latin America and $49.2 million into North America that were partially offset by decreased sales of $73.0 million into the Middle East and $11.4 million into the Europe. The impact of the adoption of the New Revenue Standard increased sales by approximately $44 million for the year ended December 31, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.4 million.
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
Gross profit in 2018 increased by $40.1 million, or 7.3%, as compared with 2017. Gross profit margin in 2018 of 30.9% increased from 30.7% in 2017. The increase in gross profit margin was primarily attributable to the favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings achieved related to our Realignment Programs, partially offset by increased charges related to our Realignment Programs and revenue recognized on lower margin projects. The impact of the adoption of the New Revenue Standard had a slightly favorable impact on gross profit margin.
Gross profit in 2017 decreased by $78.1 million, or 12.5%, as compared with 2016. Gross profit margin in 2017 of 30.7% decreased from 31.3% in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects that shipped from backlog, partially offset by lower costs and increased savings related to our Realignment Programs, a mix shift to higher margin aftermarket sales and $10.9 million of charges to write down inventory in Brazil in 2016 that did not recur.
SG&A in 2018 decreased by $8.8 million, or 2.2%, as compared with 2017. Currency effects provided an increase of approximately $2 million. The decrease in SG&A is primarily attributable to a $26.0 million impairment charge related to our manufacturing facility in Brazil in 2017 that did not recur, lower bad debt expense and decreased charges related to our Realignment Programs, partially offset by higher selling and administrative related expenses.
SG&A in 2017 decreased by $58.3 million, or 12.7%, as compared with 2016. Currency effects provided an increase of approximately $2 million. The decrease in SG&A is primarily due to EPD's $71.2 million portion of the $73.5 million reserve established for our primary Venezuelan customer in the third quarter of 2016 that did not recur and increased savings related to our Realignment Programs, partially offset by a $26.0 million impairment charge in the second quarter of 2017 related to our manufacturing facility in Brazil.
Operating income in 2018 increased by $47.8 million, or 30.0%, as compared with 2017. The increase included currency benefits of approximately $1 million. The increase was due to the $40.1 million increase in gross profit and the $8.8 million decrease in SG&A.
Operating income in 2017 decreased by $12.0 million, or 7.0%, as compared with 2016. The decrease included currency benefits of approximately $1 million. The decrease was due to the $78.1 million decrease in gross profit, partially offset by a $58.3 million decrease in SG&A .
Backlog of $922.6 million at December 31, 2018 decreased by $105.1 million, or 10.2%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $181 million at January 1, 2018. Currency effects provided a decrease of approximately $53 million. Backlog at December 31, 2018 included $15.3 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.0 billion at December 31, 2017 increased by $58.9 million, or 6.1%, as compared with December 31, 2016. Currency effects provided an increase of approximately $52 million. Backlog at December 31, 2017 included $16.0 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered and pre-configured industrial pumps and pump systems, collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services, collectively referred to as "aftermarket". IPD primarily operates in the chemical, oil and gas, water resources, power and general industries. IPD operates 16 manufacturing facilities, five of which are located in the U.S and six in Europe and four in Asia and it operates 29 QRCs worldwide, including 18 sites in Europe and five in the U.S., three in Asia and two in Latin America and including those co-located in manufacturing facilities and/or shared with EPD.

	IPD
	2018	2017	2016
	(Amounts in millions, except percentages)
Bookings	$838.5	$821.7	$797.7
Sales	799.4	775.2	835.1
Gross profit	189.4	144.1	183.2
Gross profit margin	23.7%	18.6%	21.9%
SG&A	188.4	193.7	189.3
Loss on sale of business	(7.7)	—	—
Segment operating loss	(6.2)	(48.8)	(5.2)
Segment operating loss as a percentage of sales	(0.8)%	(6.3)%	(0.6)%
Backlog (at period end)	394.0	424.3	375.6

Bookings in 2018 increased by $16.8 million, or 2.0%, as compared with 2017. The increase included currency benefits of approximately $12 million and was partially offset by approximately $23 million in reduced bookings due to the divestiture of two IPD locations and related product lines in the third quarter of 2018. The increase in customer bookings was primarily driven by the chemical, power generation, and general industries, partially offset by a decrease in the water management industry. Increased customer bookings of $22.0 million into Asia Pacific and $13.4 million into Europe were partially offset by decreased bookings of $14.6 million into North America and $7.4 million into Latin America. The increase was in both customer original equipment and aftermarket bookings. Of the $838.5 million of bookings in 2018, approximately 44% were from general industries, 21% from chemical, 16% from oil and gas, 12% from water management and 7% from power generation. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $6.9 million.

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
Sales in 2018 increased by $24.2 million, or 3.1%, as compared with 2017. The increase included currency benefits of approximately $11 million and was partially offset by approximately $19 million in reduced sales due to the divestiture of two IPD locations and related product lines in the third quarter of 2018. The increase was more heavily-weighted towards aftermarket sales. Customer sales increased $16.9 million into North America, $8.9 million into Europe and $3.9 million into Africa, partially offset by decreased sales of $9.4 million into the Middle East. The impact of the adoption of the New

Revenue Standard increased sales by approximately $19 million for the year ended December 31, 2018. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $3.9 million.

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
Gross profit in 2018 increased by $45.3 million, or 31.4%, as compared with 2017. Gross profit margin in 2018 of 23.7% increased from 18.6% in 2017. The increase in gross profit margin was primarily attributable to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in 2017 that did not recur, lower charges and increased savings related to our Realignment Programs and revenue recognized on higher margin projects, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the divestiture of two IPD locations and related product lines.
Gross profit in 2017 decreased by $39.1 million, or 21.3%, as compared with 2016. Gross profit margin in 2017 of 18.6% decreased from 21.9% in 2016. The decrease in gross profit margin was primarily attributable to a $16.9 million charge in the second quarter of 2017 for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by lower charges and increased savings related to our Realignment Programs.
SG&A in 2018 decreased by $5.3 million, or 2.7%, as compared with 2017. Currency effects provided an increase of $3.0 million. The decrease in SG&A was primarily due to lower charges and increased savings related to our Realignment Programs compared to 2017, partially offset by an impairment charge on long-lived assets related to the divestiture of two IPD locations and related product lines of $9.7 million.
SG&A in 2017 increased by $4.4 million, or 2.3%, as compared with the same period in 2016. Currency effects provided an increase of approximately $2 million. The increase in SG&A is primarily due to increased charges related to our Realignment Programs which were partially offset by increased savings related to our Realignment Programs.
The loss on sale of businesses in 2018 of $7.7 million resulted from the divestiture of two IPD locations and related product lines. Refer to Note 3 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on this divestiture.
Operating loss for 2018 decreased by $42.6 million, or 87.3%, as compared with 2017. The decrease included negative currency effects of approximately $2 million. The decrease was primarily due to the $45.3 million increase in gross profit and a $5.3 million decrease in SG&A, partially offset by a $7.7 million loss from the divestiture of two IPD locations and related product lines.
Operating loss for 2017 increased by $43.6 million, or 838.5%, as compared with 2016. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $39.1 million decrease in gross profit and a $4.4 million increase in SG&A.
Backlog of $394.0 million at December 31, 2018 decreased by $30.3 million, or 7.1%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $34 million at January 1, 2018. Currency effects provided a decrease of approximately $13 million. Backlog at December 31, 2018 included $17.2 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $424.3 million at December 31, 2017 increased by $48.7 million, or 13.0%, as compared with December 31, 2016. Currency effects provided an increase of approximately $38 million. Backlog at December 31, 2017 included $17.3 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 47 manufacturing facilities and QRCs in 21 countries around the world, with five of its 21 manufacturing operations located in the U.S., 10 located in Europe and five located in Asia Pacific. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	FCD
	2018	2017	2016
	(Amounts in millions, except percentages)
Bookings	$1,274.3	$1,225.7	$1,216.8
Sales	1,215.8	1,188.1	1,233.7
Gross profit	416.9	396.7	429.9
Gross profit margin	34.3%	33.4%	34.8%
SG&A	215.0	213.6	226.9
Gain on sale of businesses	—	141.3	—
Segment operating income	201.2	323.7	202.6
Segment operating income as a percentage of sales	16.5%	27.2%	16.4%
Backlog (at period end)	608.4	617.4	584.5

Bookings in 2018 increased $48.6 million, or 4.0%, as compared with 2017. The increase included currency benefits of approximately $11 million. The increase in customer bookings in the general, oil and gas and chemical industries were partially offset by decreases in the power generation and water management industries. Increased customer bookings of $78.7 million into North America and $17.4 million into Asia Pacific were partially offset by decreased bookings of $27.7 million into Europe and $18.0 million into the Middle East. The increase was driven by both customer original equipment and aftermarket bookings. Of the $1.3 billion of bookings in 2018, approximately 33% were from oil and gas, 29% from chemical, 27% from general industries and 11% from power generation.

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
Sales in 2018 increased by $27.7 million, or 2.3%, as compared with 2017. The increase included currency benefits of approximately $8 million and was driven by increased customer original equipment sales. Sales increased $62.4 million into North America, $40.1 million into Asia Pacific and $7.9 million into Africa, partially offset by a decreased customer sales of $46.0 million into Europe, $25.1 million into the Middle East and $10.8 million into Latin America. The impact of the adoption of the New Revenue Standard increased sales by approximately $8 million for the year ended December 31, 2018.

Sales in 2017 decreased by $45.6 million, or 3.7%, as compared with 2016. The decrease included currency benefits of approximately $13 million and was driven by decreased customer original equipment sales. Sales decreased $21.4 million into Europe, $17.7 million into the Middle East and $16.1 million into Latin America, partially offset by an increase of $6.8 million into Asia Pacific.
Gross profit in 2018 increased by $20.2 million, or 5.1%, as compared with 2017. Gross profit margin in 2018 of 34.3% increased from 33.4% in 2017. The increase in gross profit margin was primarily attributable to the positive impact of increased sales on our absorption of fixed manufacturing costs and decreased charges and increased savings achieved related to our Realignment Programs compared to the same period in 2017. The impact of the adoption of the New Revenue Standard had a slightly unfavorable impact on gross profit margin.

Gross profit in 2017 decreased by $33.2 million, or 7.7%, as compared with 2016. Gross profit margin in 2017 of 33.4% decreased from 34.8% in 2016. The decrease in gross profit margin was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and lower margin projects shipped from backlog, partially offset by increased savings achieved related to our Realignment Programs compared to the same period in 2016.

SG&A in 2018 increased by $1.4 million, or 0.7% as compared with 2017. Currency effects provided an increase of approximately $2 million. The increase in SG&A was primarily due to higher selling and administrative related expenses, partially offset by lower charges and increased savings related to our Realignment Programs compared to 2017.

SG&A in 2017 decreased by $13.3 million, or 5.9%, as compared with 2016. Currency effects provided an increase of approximately $1 million. The decrease in SG&A was primarily due to reduced sales-related expenses and savings achieved related to our Realignment Programs compared to the same period in 2016.
The gain on sale of businesses in 2017 was the result of the $141.3 million gain from the sales of the Gestra and Vogt businesses. See Note 3 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on these sales.
Operating income in 2018 decreased by $122.5 million, or 37.8%, as compared with 2017. The decrease included negative currency effects of approximately $1 million. The decrease was due to the $141.3 million gain from the sales of the Gestra and Vogt businesses in 2017, which was partially offset by the $20.2 million increase in gross profit.
Operating income in 2017 increased by $121.1 million, or 59.8%, as compared with 2016. The increase included currency benefits of approximately $2 million. The increase was primarily attributable to the $141.3 million of gain from the sales of the Gestra and Vogt businesses and a decrease in SG&A of $13.3 million, partially offset by the $33.2 million decrease in gross profit.
Backlog of $608.4 million at December 31, 2018 decreased by $9.0 million, or 1.5%, as compared with December 31, 2017. The impact of the initial adoption of the New Revenue Standard reduced backlog by approximately $35 million at January 1, 2018. Currency effects provided a decrease of approximately $17 million. Backlog of $617.4 million at December 31, 2017 increased by $32.9 million, or 5.6%, as compared with December 31, 2016. Currency effects provided an increase of approximately $20 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2018	2017	2016
	(Amounts in millions)
Net cash flows provided by operating activities	$190.8	$311.1	$240.5
Net cash flows (used) provided by investing activities	(81.5)	176.6	(91.5)
Net cash flows used by financing activities	(173.3)	(185.4)	(143.7)

Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2018 was $619.7 million, compared with $703.4 million at December 31, 2017 and $367.2 million at December 31, 2016.
Our cash provided by operating activities was $190.8 million, $311.1 million and $240.5 million in 2018, 2017 and 2016, respectively, which provided cash to support short-term working capital needs. Cash flow used by working capital increased in 2018 due primarily to cash used by higher inventory of $29.3 million, higher accounts receivable of $25.4 million, higher contract assets of $23.7 million and lower accrued liabilities and income taxes payable of $18.2 million, partially offset by cash provided by higher contract liabilities of $33.7 million. Cash flow provided by working capital increased in 2017 due primarily to cash provided by lower accounts receivable of $60.2 million, lower inventory of $48.6 million and higher accounts payable of $12.4 million. During 2018, we contributed $48.1 million to our defined benefit pension plans as compared to $44.9 million in 2017.
Increases in accounts receivable used $25.4 million of cash flow in 2018, as compared with cash provided of $60.2 million in 2017 and $36.9 million in 2016. The increase in cash used by accounts receivable in 2018 was partially attributable to higher sales during the period as compared to the same period in 2017. For the fourth quarter of 2018 our days' sales outstanding ("DSO") was 72 days as compared to 75 days for 2017 and 74 days for 2016. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of 3 days on DSO as of December 31, 2018. We have not experienced a significant increase in customer payment defaults in 2018.

Increases in inventory used $29.3 million of cash flow in 2018 as compared with cash provided of $48.6 million and $52.9 million in 2017 and 2016, respectively. The use of cash from inventory in 2018 was primarily due to decreased progress billings and in 2017 the cash provided was due to decreased work in process and finished goods inventory. Inventory turns were 4.2 times at December 31, 2018, as compared with 3.3 times for both 2017 and 2016. The adoption of the New Revenue Standard as of January 1, 2018 had an estimated favorable impact of approximately 1.1 times on our inventory turn calculation as of December 31, 2018. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Increases in contract assets used $23.7 million of cash flow and increases in contact liabilities provided $33.7 million of cash flow in 2018.
Decreases in accounts payable used $4.8 million of cash flow in 2018 compared with cash provided of $12.4 million in 2017 and cash used of $71.0 million in 2016. Decreases in accrued liabilities and income taxes payable used $18.2 million of cash flow in 2018 compared with $3.4 million in 2017 and $88.8 million in 2016.
Cash flows used by investing activities were $81.5 million in 2018, as compared to cash provided of $176.6 million and cash used of $91.5 million in 2017 and 2016, respectively. The decrease of cash provided in 2018 was primarily due to $232.8 million in net proceeds from the sale of our Gestra and Vogt businesses in 2017 that did not recur. Capital expenditures were $84.0 million, $61.6 million and $89.7 million in 2018, 2017 and 2016, respectively. In 2019, we currently estimate capital expenditures to be between $90 million and $100 million before consideration of any acquisition activity.
Cash flows used by financing activities were $173.3 million in 2018 compared to $185.4 million and $143.7 million in 2017 and 2016, respectively. Cash outflows during 2018 resulted primarily from $99.4 million of dividend payments and $60.0 million in payments on long-term debt. Cash outflows during 2017 resulted primarily from $99.2 million of dividend payments and $60.0 million in payments on long-term debt. Cash outflows during 2016 resulted primarily from $97.7 million of dividend payments and $60.0 million in payments on long-term debt.
We have maintained our previously-announced policy of annually returning 40% to 50% of running two-year average net earnings to shareholders following attainment of the previously announced target leverage ratio. We had no share repurchase activity in 2018, 2017 or 2016 and as of December 31, 2018 we had $160.7 million of remaining capacity under our share repurchase plan previously approved by the Board of Directors. While we intend to adhere to this policy for the foreseeable future, any future returns of cash through dividends and/or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities and market conditions at such time.
Our cash needs for the next 12 months are expected to be lower than those of 2018 due to our Realignment Programs being substantially completed and anticipated benefits from working capital reductions. We believe cash flows from operating activities, combined with availability under our Revolving Credit Facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Note 3 to our consolidated financial statements included in Item 8 of this Annual Report contains a discussion of our disposition activity.
Financing
Our amended credit agreement provides for a $195.0 million term loan (“Term Loan Facility”) and a $800.0 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity of October 14, 2020. The current Senior Credit Facility includes the following: (i) leverage ratio of 4.00 times debt to total Consolidated EBITDA through June 30, 2019, with a step-down to 3.75 for any fiscal quarter ending after July

1, 2019, (ii)a pricing level on our senior unsecured long-term debt ratings at or below Ba2/BB, with an interest rate margin for LIBOR loans of 2.00% and for base rate loans of 1.00% and (iii) maximum principal amount of priority debt up to 7.5% of the consolidated tangible assets and a maximum amount of receivables that can be securitized of $100 million. Subject to certain conditions, including lender approval, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million. A discussion of our debt and related covenants is included in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report. We were in compliance with all covenants as of December 31, 2018.
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
Liquidity Analysis
Our cash balance decreased by $83.8 million to $619.7 million as of December 31, 2018 as compared with December 31, 2017. The cash decrease included $84.0 million in capital expenditures, $99.4 million in dividend payments and $60.0 million in payments on long-term debt, partially offset by $190.8 million in operating cash inflows.
Approximately 57% of our currently outstanding Term Loan Facility and $13.5 million of other short-term borrowings are due to mature in 2019 and 2020. Our Senior Credit Facility matures in October 2020. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. As of December 31, 2018, we had an available capacity of $513.7 million, no borrowings outstanding and $92.9 million of letters of credit outstanding under our Revolving Credit Facility. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions. For additional information on our Senior Credit Facility, see Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.
At December 31, 2018 and 2017, as a result of the values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $20.0 million to our U.S. pension plan in 2018, excluding direct benefits paid of $3.3 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.

OUTLOOK FOR 2019
Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, expected cost savings from our transformation and realignment programs, global economic and political risk, depreciation and amortization, research and development expenses, potential impairment of assets, tax rate and pending tax and legal proceedings. Our future results of operations may also be affected by employee incentive compensation including our annual program and the amount, type and valuation of share-based awards granted, as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in "Item 1A. Risk Factors" as well as the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” of this Annual Report.
Our bookings were $4,019.8 million during 2018. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results.
The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. In the short-term, we believe that stable oil prices will support oil and gas upstream and mid-stream investment and we further expect increased investment in later cycle downstream projects due to emerging market growth and certain regulatory requirements, such as IMO 2020. A recovery in the overall level of spending by oil and gas companies could continue to increase demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive, and see a stabilized environment as the industry works through current excess supply. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
We expect a continued competitive economic environment in 2019. We anticipate benefits from the continuation of our Flowserve 2.0 Transformation efforts, end-user strategies, the strength of our high margin aftermarket business, continued disciplined cost management, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2019 given the continuing uncertainty of capital spending in many of our markets as well as economic and political risk associated with our international operations which could have a negative effect on global economic conditions.
On December 31, 2018, we had $1,364.8 million of fixed-rate Senior Notes outstanding and $104.8 million of variable-rate debt under our Term Loan Facility.  As of December 31, 2018, we had no variable to fixed interest rate derivative contracts. Due to the fact that a portion of our debt carries a variable rate of interest, our debt is subject to volatility in rates, which could impact interest expense. We expect our interest expense in 2019 will be relatively consistent with amounts incurred in 2018. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Revolving Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2019. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2019, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $90 million and $100 million, before consideration of any acquisition activity. We have $60.0 million in scheduled principal repayments in 2019 under our Term Loan Facility, and we expect to comply with the covenants under our Senior Credit Facility in 2019. See Note 11 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2019 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $9 million in 2019, excluding direct benefits paid.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2018:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Term Loan Facility and Senior Notes:	$60.0	$44.8	$1,364.8	$—	$1,469.6
Fixed interest payments(1)	36.6	73.3	36.4	—	146.3
Variable interest payments(2)	3.5	0.9	—	—	4.4
Other debt and capital lease obligations	8.2	5.3	—	—	13.5
Operating leases	68.4	88.3	50.0	66.5	273.2
Purchase obligations:(3)
Inventory	411.1	3.4	—	0.2	414.7
Non-inventory	39.2	0.1	0.3	—	39.6
Pension and postretirement benefits(4)	59.5	123.3	122.7	295.9	601.4
Total	$686.5	$339.4	$1,574.2	$362.6	$2,962.7
_______________________________________

(1)	Fixed interest payments represent interest payments on the Senior Notes and Term Loan Facility as defined in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.

(2)	Variable interest payments under our Term Loan Facility were estimated using a base rate of three-month LIBOR as of December 31, 2018.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2018, the gross liability for uncertain tax positions was $41.2 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.
The following table presents a summary of our commercial commitments at December 31, 2018:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$315.5	$136.8	$13.2	$26.4	$491.9
Surety bonds	94.6	1.0	8.9	—	104.5
Total	$410.1	$137.8	$22.1	$26.4	$596.4

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions

We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 65% of total defined benefit pension plan assets and approximately 53% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2018. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.

Our U.S. defined benefit plan assets consist of a balanced portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. At December 31, 2018, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans decreased to $658.0 million from $713.5 million at December 31, 2017. Assets were allocated as follows:

	U.S. Plan
Asset category	2018	2017
Cash and Cash Equivalents	1%	1%
Global Equity	30%	36%
Global Real Assets	13%	12%
Equity securities	43%	48%
Diversified Credit	13%	12%
Liability-Driven Investment	43%	39%
Fixed income	56%	51%

	Non-U.S. Plans
Asset category	2018	2017
Cash and Cash Equivalents	7%	3%
North American Companies	3%	3%
Global Equity	2%	3%
Equity securities	5%	6%
U.K. Government Gilt Index	43%	41%
U.K. Corporate Bond Index	—%	1%
Global Fixed Income Bond	2%	2%
Liability-Driven Investment	9%	9%
Fixed income	54%	53%
Multi-asset	19%	22%
Buy-in Contract	10%	10%
Other	5%	6%
Other Types	34%	38%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $809.2 million and $875.3 million as of December 31, 2018 and 2017, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2019 is approximately $0.4 million and $6.4 million, respectively. We amortize any estimated net gains or losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $18.8 million and $23.9 million as of December 31, 2018 and 2017, respectively. The estimated actuarial net gain for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2019 is $0.2 million. The estimated prior service cost that is expected to be amortized from accumulated other comprehensive loss into pension expense in 2019 is $0.1 million. We amortize any estimated net gain or loss over the remaining average life expectancy of approximately 11 years.

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
In 2018, net pension expense for our defined benefit pension plans included in operating income was $28.2 million compared with $35.2 million in 2017 and $37.5 million in 2016.
The following are assumptions related to our defined benefit pension plans as of December 31, 2018:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.34%	2.42%
Rate of increase in compensation levels	3.50	3.28
Weighted average assumptions used to determine 2018 net pension expense:
Long-term rate of return on assets	6.00%	3.62%
Discount rate	3.63	2.25
Rate of increase in compensation levels	4.01	3.25
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.4)	$1.4
Effect on Benefit Obligation	(16.2)	17.5
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.0)	0.9
Effect on Benefit Obligation	(26.7)	30.2
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.1)	0.1
Effect on Benefit Obligation	(0.5)	0.6
Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.1)	$2.1
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.2)	1.2
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees or over the remaining expected lifetime for plans with only inactive participants.

At December 31, 2018, as compared with December 31, 2017, we increased our discount rate for the U.S. plan from 3.63% to 4.34% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had higher yields due to current market conditions. The average discount rate for the non-U.S. plans increased from 2.25% to 2.42% based on analysis of bonds and other publicly-traded instruments, by country, which had higher yields due to market conditions. The average assumed rate of compensation decreased from 4.01% to 3.50% for the U.S. plan and increased to 3.28% from 3.25% for our non-U.S. plans. To determine the 2018 pension expense, the expected rate of return on U.S. plan assets remained constant at 6.00% and we decreased our average rate of return on non-U.S. plan assets from 3.88% to 3.62%, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate. For all U.S. plans, we adopted the RP-2006 mortality tables and the MP-2018 improvement scale published in October 2018. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $0.6 million higher in 2019 than the $28.2 million in 2018, primarily due to a decrease in the amortization of actuarial gains and losses and no anticipated special events. We have used discount rates of 4.34%, 2.42% and 4.20% at December 31, 2018, in calculating our estimated 2019 net pension expense for U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.0% for 2018, 7.0% for 2017 and 7.5% for 2016, with a gradual decrease to 5.0% for 2029 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $48.1 million, $44.9 million and $46.8 million to our defined benefit plans in 2018, 2017 and 2016, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2019 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $9 million to our non-U.S. pension plans in 2019, excluding direct benefits paid.
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

Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all related ASUs ("New Revenue Standard"), using the modified retrospective method for transition. For a discussion related to our adoption of the New Revenue Standard requirements refer to Note 1 included in Item 8 of this Annual Report.
We recognize revenue either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided.
Our primary method for recognizing revenue over time is the percentage of completion (“POC”) method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion. If control of the products and/or services does not transfer over time, then control transfers at a point in time. We determine the point in time that control transfers to a customer based on the evaluation of specific indicators, such as title transfer, risk of loss transfer, customer acceptance and physical possession. For a discussion related to revenue recognition refer to Note 2 included in Item 8 of this Annual Report.
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
Reserves for Contingent Loss
Liabilities are recorded for various contingencies arising in the normal course of business when it is both probable that a loss has been incurred and such loss is reasonably estimable. Assessments of reserves are based on information obtained from our independent and in-house experts, including recent legal decisions and loss experience in similar situations. The recorded legal reserves are susceptible to changes due to new developments regarding the facts and circumstances of each matter, changes in political environments, legal venue and other factors. Recorded environmental reserves could change based on further analysis of our properties, technological innovation and regulatory environment changes.
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
We did not record an impairment of goodwill in 2018, 2017 or 2016; however, the estimated fair value of our EPO and IPD reporting units reduced significantly in 2016 and 2015 due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pump products and systems. As of December 31, 2018, our EPO reporting unit had approximately $158 million of goodwill and its estimated fair value exceeded its carrying value by approximately 60% as compared to approximately $159 million of goodwill and its estimated fair value exceeded its carrying value by approximately 82% as of December 31, 2017. In addition, our IPD reporting unit had approximately $311 million of goodwill and its fair value exceeded its carrying value by approximately 40% as of December 31, 2018 as compared to approximately $319 million of goodwill and its fair value exceeded its carrying value by approximately 66% as of December 31, 2017. Key assumptions used in determining the estimated fair value of our EPO and IPD reporting units included the annual operating plan and forecasted operating results, successful execution of our current Flowserve Transformation 2.0 program and identified strategic initiatives, a constant cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2018, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased slightly as compared with 2017 and did not indicate a potential impairment of our goodwill as of December 31, 2018.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2018, 2017 or 2016.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At December 31, 2018, we had $104.8 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 4.30%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.0 million for the year ended December 31, 2018. At December 31, 2017, we had $164.4 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 3.19%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the year ended December 31, 2017.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(63.1) million, $98.8 million and $(72.0) million for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in other comprehensive loss. The net loss in 2018 was primarily driven by the weakening of the Euro, Argentinian peso, Indian rupee and British pound versus the U.S. dollar at December 31, 2018 as compared with December 31, 2017.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2018, we had a U.S. dollar equivalent of $280.9 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $235.6 million at December 31, 2017. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(18.7) million, $(14.0) million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in other expense, net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2018, a 10% change in the foreign currency exchange rates for the year ended December 31, 2018 would have impacted our net earnings by approximately $3 million. At December 31, 2017, a 10% change in the foreign currency exchange rates for the year ended December 31, 2017 would have impacted our net earnings by approximately $7 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flowserve Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 listed in the index under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for sales from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 20, 2019

We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$619,683	$703,445
Accounts receivable, net	792,434	856,711
Contract assets, net	228,579	—
Inventories, net	633,871	884,273
Prepaid expenses and other	108,578	114,316
Total current assets	2,383,145	2,558,745
Property, plant and equipment, net	610,096	671,796
Goodwill	1,197,640	1,218,188
Deferred taxes	44,682	51,974
Other intangible assets, net	190,550	210,049
Other assets, net	190,164	199,722
Total assets	$4,616,277	$4,910,474
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$418,893	$443,113
Accrued liabilities	391,406	724,196
Contract liabilities	202,458	—
Debt due within one year	68,218	75,599
Total current liabilities	1,080,975	1,242,908
Long-term debt due after one year	1,414,829	1,499,658
Retirement obligations and other liabilities	459,693	496,954
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	494,551	488,326
Retained earnings	3,543,007	3,503,947
Treasury shares, at cost — 46,237 and 46,471 shares, respectively	(2,049,404)	(2,059,558)
Deferred compensation obligation	7,117	6,354
Accumulated other comprehensive loss	(573,947)	(505,473)
Total Flowserve Corporation shareholders’ equity	1,642,315	1,654,587
Noncontrolling interests	18,465	16,367
Total equity	1,660,780	1,670,954
Total liabilities and equity	$4,616,277	$4,910,474

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except per share data)
Sales	$3,832,666	$3,660,831	$3,990,487
Cost of sales	(2,644,830)	(2,571,878)	(2,753,689)
Gross profit	1,187,836	1,088,953	1,236,798
Selling, general and administrative expense	(943,714)	(901,727)	(965,376)
(Loss) gain on sale of businesses	(7,727)	141,317	(7,664)
Net earnings from affiliates	11,143	12,592	12,926
Operating income	247,538	341,135	276,684
Interest expense	(58,160)	(59,730)	(60,137)
Interest income	6,465	3,429	2,804
Other expense, net	(19,569)	(21,827)	(6,439)
Earnings before income taxes	176,274	263,007	212,912
Provision for income taxes	(51,224)	(258,679)	(77,380)
Net earnings, including noncontrolling interests	125,050	4,328	135,532
Less: Net earnings attributable to noncontrolling interests	(5,379)	(1,676)	(3,077)
Net earnings attributable to Flowserve Corporation	$119,671	$2,652	$132,455
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.91	$0.02	$1.02
Diluted	0.91	0.02	1.01

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$125,050	$4,328	$135,532
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of deferred taxes of $(490), $19,593 and $(8,628) in 2018, 2017 and 2016, respectively	(63,146)	98,830	(71,994)
Pension and other postretirement effects, net of deferred taxes of $3,103, $(14,228) and $9,737 in 2018, 2017 and 2016, respectively	(4,892)	20,775	(16,069)
Cash flow hedging activity, net of deferred taxes of $(38) and $(296) in 2017 and 2016, respectively	232	148	2,220
Other comprehensive (loss) income	(67,806)	119,753	(85,843)
Comprehensive income, including noncontrolling interests	57,244	124,081	49,689
Comprehensive income attributable to noncontrolling interests	(6,047)	(2,114)	(3,787)
Comprehensive income attributable to Flowserve Corporation	$51,197	$121,967	$45,902

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance, as reported — January 1, 2016	176,793	$220,991	$494,961	$3,565,958	(47,703)	$(2,106,785)	$10,233	$(538,232)	$17,256	$1,664,382
Stock activity under stock plans	—	—	(33,571)	—	723	28,258	—	—	—	(5,313)
Stock-based compensation	—	—	30,203	10	—	—	—	—	—	30,213
Tax benefit associated with stock-based compensation	—	—	255	—	—	—	—	—	—	255
Net earnings	—	—	—	132,455	—	—	—	—	3,077	135,532
Cash dividends declared	—	—	—	(100,027)	—	—	—	—	—	(100,027)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(86,556)	713	(85,843)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(85)	(85)
Other, net	—	—	—	—	—	—	(1,726)	—	—	(1,726)
Balance — December 31, 2016	176,793	220,991	491,848	3,598,396	(46,980)	(2,078,527)	8,507	(624,788)	20,961	1,637,388
ASU No. 2016-09, Compensation - Stock	—	—	(2,966)	2,966	—	—	—	—	—	—
Stock activity under stock plans	—	—	(23,479)	—	509	18,969	—	—	—	(4,510)
Stock-based compensation	—	—	22,820	—	—	—	—	—	—	22,820
Tax benefit associated with stock-based compensation	—	—	103	—	—	—	—	—	—	103
Net earnings	—	—	—	2,652	—	—	—	—	1,676	4,328
Cash dividends declared	—	—	—	(100,067)	—	—	—	—	—	(100,067)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	119,315	438	119,753
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(6,708)	(6,708)
Other, net	—	—	—	—	—	—	(2,153)	—	—	(2,153)
Balance — December 31, 2017	176,793	$220,991	$488,326	$3,503,947	(46,471)	$(2,059,558)	$6,354	$(505,473)	$16,367	$1,670,954
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	19,642	—	—	—	—	—	19,642
Stock activity under stock plans	—	—	(13,687)	—	234	10,154	—	—	—	(3,533)
Stock-based compensation	—	—	19,912	—	—	—	—	—	—	19,912
Tax benefit associated with stock-based compensation	—	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	119,671	—	—	—	—	5,379	125,050
Cash dividends declared	—	—	—	(100,253)	—	—	—	—	—	(100,253)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(68,474)	668	(67,806)
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(3,949)	(3,949)
Other, net	—	—	—	—	—	—	763	—	—	763
Balance — December 31, 2018	176,793	$220,991	$494,551	$3,543,007	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,660,780
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$125,050	$4,328	$135,532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	95,820	101,438	99,897
Amortization of intangible and other assets	16,653	17,016	16,855
Loss (gain) on disposition of businesses	7,727	(141,317)	7,664
Stock-based compensation	19,912	22,820	30,213
Provision for U.S. Tax Cuts and Jobs Act of 2017 and Latin America accounts receivable reserve	(5,654)	115,320	73,452
Foreign currency, asset impairment and other non-cash adjustments	36,052	33,087	(8,127)
Change in assets and liabilities:
Accounts receivable, net	(25,448)	60,216	36,927
Inventories, net	(29,314)	48,642	52,892
Contract assets, net	(23,693)	—	—
Prepaid expenses and other assets, net	(7,869)	32,935	(45,475)
Contract liabilities	33,710	—	—
Accounts payable	(4,823)	12,403	(71,008)
Accrued liabilities and income taxes payable	(18,248)	(3,383)	(88,770)
Retirement obligations and other	(44,314)	(43,431)	16,372
Net deferred taxes	15,270	50,992	(15,948)
Net cash flows provided by operating activities	190,831	311,066	240,476
Cash flows — Investing activities:
Capital expenditures	(83,993)	(61,602)	(89,699)
Proceeds from disposal of assets	6,190	5,435	3,294
(Payments for) proceeds from disposition of businesses	(3,663)	232,767	(5,064)
Net cash flows (used) provided by investing activities	(81,466)	176,600	(91,469)
Cash flows — Financing activities:
Payments on long-term debt	(60,000)	(60,000)	(60,000)
Payments of deferred loan costs	—	(1,503)	—
Proceeds under other financing arrangements	3,377	7,359	35,680
Payments under other financing arrangements	(9,853)	(19,030)	(12,636)
Payments related to tax withholding for stock-based compensation	(3,061)	(6,238)	(10,405)
Payments of dividends	(99,416)	(99,233)	(97,746)
Other	(4,331)	(6,708)	1,386
Net cash flows used by financing activities	(173,284)	(185,353)	(143,721)
Effect of exchange rate changes on cash	(19,843)	33,970	(4,568)
Net change in cash and cash equivalents	(83,762)	336,283	718
Cash and cash equivalents at beginning of year	703,445	367,162	366,444
Cash and cash equivalents at end of year	$619,683	$703,445	$367,162
Income taxes paid (net of refunds)	$87,009	$59,409	$151,191
Interest paid	54,576	56,808	57,393
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018 AND 2017 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2018

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead time, custom and other highly-engineered pumps; standardized, general-purpose pumps; mechanical seals; engineered and industrial valves; and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States ("U.S.") and other countries where our products are sold and serviced, by the cyclical nature and competitive environment of our industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.
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
Argentina Highly Inflationary — Effective July 1, 2018, Argentina was designated as hyperinflationary, and as a result, we began using the U.S. dollar as our functional currency in Argentina. Our Argentinian subsidiary's sales for the year ended December 31, 2018 represented approximately 1% of consolidated sales and its assets at December 31, 2018 represented approximately 1% of total consolidated assets. Assets primarily consisted of U.S. dollar-denominated monetary assets and Argentinian peso-denominated non-monetary assets at December 31, 2018. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Argentinian customers.
Revenue Recognition — Our contracts with customers often have multiple commitments to provide goods and/or services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. We recognize revenue either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided.

Our primary method for recognizing revenue over time is the percentage of completion (“POC”) method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion. If control of the products and/or services does not transfer over time, then control transfers at a point in time. We determine the point in time that control transfers to a customer based on the evaluation of specific indicators, such as title transfer, risk of loss transfer, customer acceptance and physical possession. For a detailed discussion related to revenue recognition refer to Note 2.
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
Legal and Environmental Contingencies — Legal and environmental reserves are recorded based upon a case-by-case analysis of the relevant facts and circumstances and an assessment of potential legal obligations and costs. Amounts relating to legal and environmental liabilities are recorded when it is probable that a loss has been incurred and such loss is reasonably estimable. Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations. Estimates are updated as applicable when new information regarding the facts and circumstances of each matter becomes available. Legal fees associated with legal and environmental liabilities are expensed as incurred.
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

We did not record an impairment of goodwill in 2018, 2017 or 2016; however, the estimated fair value of our EPO and IPD reporting units reduced significantly in 2016 and 2015 due to broad-based capital spending declines and heightened pricing pressure experienced in the oil and gas markets which are anticipated to continue in the near to mid-term.  The EPO reporting unit is a component of our EPD reporting segment and is primarily focused on long lead time, custom and other highly-engineered pump products and systems. As of December 31, 2018, our EPO reporting unit had approximately $158 million of goodwill and its estimated fair value exceeded its carrying value by approximately 60% as compared to approximately $159 million of goodwill and its estimated fair value exceeded its carrying value by approximately 82% as of December 31, 2017. In addition, our IPD reporting unit had approximately $311 million of goodwill and its fair value exceeded its carrying value by approximately 40% as of December 31, 2018 as compared to approximately $319 million of goodwill and its fair value exceeded its carrying value by approximately 66% as of December 31, 2017. Key assumptions used in determining the estimated fair value of our EPO and IPD reporting units included the annual operating plan and forecasted operating results, successful execution of our current Flowserve Transformation 2.0 program and identified strategic initiatives, a constant cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our EPO and IPD reporting units as of December 31, 2018, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased slightly as compared with 2017 and did not indicate a potential impairment of our goodwill as of December 31, 2018.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2018, 2017 or 2016.
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

We employ a foreign currency economic hedging strategy to mitigate certain financial risks resulting from foreign currency exchange rate movements that impact foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. The changes in the fair values are recognized immediately in other expense, net in the consolidated statements of income. See Note 7 for further discussion of forward exchange contracts.

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
Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$119,671	$2,652	$132,455
Dividends on restricted shares not expected to vest	—	—	6
Earnings attributable to common and participating shareholders	$119,671	$2,652	$132,461
Weighted average shares:
Common stock	130,794	130,600	130,147
Participating securities	29	103	285
Denominator for basic earnings per common share	130,823	130,703	130,432
Effect of potentially dilutive securities	448	655	543
Denominator for diluted earnings per common share	131,271	131,358	130,975
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.91	$0.02	$1.02
Diluted	0.91	0.02	1.01

Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $39.6 million, $38.6 million and $42.8 million in 2018, 2017 and 2016, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
Accounting Developments
Pronouncements Implemented
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (the "New Revenue Standard" or "ASC 606"), which supersedes most of the revenue recognition requirements in "Revenue Recognition (Topic 605)" ("Topic 605"). On January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method for transition, applying the guidance to those contracts which were not completed as of that date. According to our method of transition we adjusted for the cumulative effect of the changes made to our consolidated balance sheet and recorded a cumulative effect adjustment to increase retained earnings by approximately $20 million, mostly associated with the increase in POC method revenue, as a result of initially applying the standard. We have modified our accounting policies and practices, business processes, systems and controls to support compliance with the New Revenue Standard. Revenue recognition and related financial information for this Annual Report are based on the requirements of ASC 606. Accordingly, periods prior to January 1, 2018 are presented in accordance with Topic 605. Refer to Note 2 for a discussion on our adoption of the New Revenue Standard.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components of net benefit cost elsewhere in the income statement and outside of operating income. Entities are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost. We adopted the income statement presentation aspects of this new guidance on a retrospective basis. The following is a reconciliation of the effect of the reclassification of the net post-retirement benefit cost from cost of sales ("COS") and selling, general and administrative expenses ("SG&A") to other expense, net in our consolidated statement of income for the years ended December 31, 2017 and 2016:

December 31, 2017
(Amounts in thousands)	As Previously Reported	Adjustments(1)	As Reported
Cost of sales	$(2,575,454)	$3,576	$(2,571,878)
Gross profit	1,085,377	3,576	1,088,953
Selling, general and administrative expense	(903,864)	2,137	(901,727)
Operating income	335,422	5,713	341,135
Other expense, net	(16,114)	(5,713)	(21,827)

December 31, 2016
Cost of sales	$(2,759,254)	$5,565	$(2,753,689)
Gross profit	1,231,233	5,565	1,236,798
Selling, general and administrative expense	(968,530)	3,154	(965,376)
Operating income	267,965	8,719	276,684
Other expense, net	2,280	(8,719)	(6,439)
_______________________________________
(1) We elected the practical expedient that allows us to use the amounts disclosed in prior comparative periods’ pension and postretirement plan footnotes as the basis for the retrospective application of the new income statement presentation requirements. Refer to Note 12 for additional information on the components of the net periodic cost for retirement and postretirement benefits plans.
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

 Pronouncements Not Yet Implemented
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  The ASU requires that organizations that lease assets recognize assets and liabilities on the balance sheet for the rights and obligations created by those leases.  The ASU will affect the presentation of lease-related expenses on the income statement and statement of cash flows and will increase the required disclosures related to leases.  This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.
During our evaluation of ASU No. 2016-02 and all related ASU's, we formed a project team to assess the critical components and requirements of the new guidance, which included a review of our leasing contracts and a completeness assessment over our lease population.  To support the requirements of the new standard, we have implemented a lease administration system and modified changes to our business processes, systems and controls.  Effective January 1, 2019, we adopted the new standard under the modified retrospective approach, applying the current-period adjustment method.  Under the transition guidance of the modified retrospective approach there are a number of optional practical expedients that we have elected to apply, of which among other things include, the carryforward of the historical lease classification under the previous standard, the hindsight practical expedient which will result in the shortening of lease terms for certain existing leases and corresponding leasehold improvements and a policy election to keep leases with an initial term of 12 months or less off of the balance sheet.
While we are still in the process of final evaluation, we expect the adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $220 million as of January 1, 2019. We do not currently believe that the standard will have a material impact on our results of operations.  Additionally, we believe the new standard will not have a notable impact on our liquidity and will have no impact on our debt-covenant compliance under our current agreements.

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
On July 13, 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests with a Scope Exception.” The ASU amends guidance in FASB Accounting Standards Codification ("ASC") 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of the ASU re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The adoption of ASU No. 2017-11 will not have an impact on our consolidated financial condition and results of operations.
On August 28, 2017, the FASB issued ASU No. 2017-12 and all related ASU's, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2017-12 on our consolidated financial condition and results of operations.
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
In July 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Non-employee Share-based Payment Accounting." The amendments of this ASU apply to all share-based payment transactions to non-employees, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations, accounted under ASC 505-50, Equity-Based Payments to Non-Employees. Under the amendments of ASU 2018-07, most of the guidance on compensation to nonemployees would be aligned with the requirements for shared based payments granted to employees, Topic 718. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2018-07 will not have an impact on our consolidated financial condition and results of operations.

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
In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("VIEs")." The standard reduces the cost and complexity of financial reporting associated with VIEs. The new standard amends the guidance for determining whether a decision-making fee is a VIE.  The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety as currently required in GAAP. The amendments of this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the impact of ASU No. 2018-17 on our consolidated financial condition and results of operations.
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606." The ASU clarifies the interaction between the guidance for certain collaborative arrangements and the New Revenue Standard. The amendments of the ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the New Revenue Standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. Parts of the collaborative arrangement that are not in the purview of the revenue recognition standard should be presented separately. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-18 on our consolidated financial condition and results of operations.

2.	REVENUE RECOGNITION
We enter into contracts with customers often having multiple commitments of goods and services including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. We evaluate the commitments in our contracts with customers to determine if the commitments are both capable of being distinct and distinct in the context of the contract in order to identify performance obligations.
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
Historically, revenue recognized under the POC method has been 5% to 10% of our consolidated sales. Under the New Revenue Standard, we have experienced an increase in the amount of revenue recognized over time.  This increase is primarily due to the application of the new “transfer of control” model for revenue recognition. Under this model, revenue for performance obligations subject to contractual transfer of control during the manufacturing process are recognized over time. This includes contracts with cancellation provisions that require reimbursement for costs incurred plus a reasonable margin and for which the performance obligation has no alternative use.  Revenue from products and services transferred to customers over time accounted for approximately 22%, 4% and 6% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 78%, 96% and 94% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
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
On December 31, 2018, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $450 million. We estimate recognition of approximately $361 million of this amount as revenue in 2019 and an additional $89 million in 2020 and thereafter.
Revenue recognized for performance obligations satisfied (or partially satisfied) in prior periods for the year ended December 31, 2018 was not material.

ASC 606 Adoption Impact
We applied ASC 606 only to contracts that were not substantially complete as of January 1, 2018 and reflected the aggregate impact of all contract modifications (“change orders”) that occurred before the beginning of the earliest period presented when accounting for modified contracts at transition. The following table presents the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 related to the adoption of the New Revenue Standard:

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
(2) Represents our revenue recognized in advance of our contractual right to bill the customer.
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
The following tables present the dual reporting requirements:

	December 31, 2018
(Amounts in thousands, except percentages)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Sales	$3,761,470	$71,196	$3,832,666
Cost of sales	(2,598,904)	(45,926)	(2,644,830)
Gross profit	1,162,566	25,270	1,187,836
Gross profit margin	30.9%		31.0%
Selling, general and administrative expense	(942,648)	(1,066)	(943,714)
Loss on sale of business	(7,727)	—	(7,727)
Net earnings from affiliates	11,143	—	11,143
Operating income	223,334	24,204	247,538
Operating income as a percent of sales	5.9%		6.5%
Interest expense	(58,160)	—	(58,160)
Interest income	6,465	—	6,465
Other expense, net	(22,066)	2,497	(19,569)
Earnings before income taxes	149,573	26,701	176,274
Provision for income taxes	(47,309)	(3,915)	(51,224)
Net earnings, including noncontrolling interests	102,264	22,786	125,050
Less: Net earnings attributable to noncontrolling interests	(5,379)	—	(5,379)
Net earnings attributable to Flowserve Corporation	$96,885	$22,786	$119,671

	December 31, 2018
(Amounts in thousands)	Balances without Adoption of New Revenue Standard	Effect of Change	As Reported
Accounts receivable, net	852,055	(59,621)	792,434
Contract assets, net	—	228,579	228,579
Inventories, net	895,677	(261,806)	633,871
Prepaid expenses and other	121,796	(13,218)	108,578
Total current assets	2,489,211	(106,066)	2,383,145
Other assets, net	183,493	6,671	190,164
Total assets	4,715,916	(99,639)	4,616,277
Accounts payable	406,569	12,324	418,893
Accrued liabilities	750,505	(359,099)	391,406
Contract liabilities	—	202,458	202,458
Total current liabilities	1,225,292	(144,317)	1,080,975
Retained earnings	3,500,566	42,441	3,543,007
Total equity	1,618,802	41,978	1,660,780
Total liabilities and equity	4,715,916	(99,639)	4,616,277

Disaggregated Revenue
We conduct our operations through three business segments based on the type of product and how we manage the business:

•	Engineered Product Division ("EPD") for long lead time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	Industrial Product Division ("IPD") for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.

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
The following table presents our customer revenues disaggregated by revenue source:

	December 31, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$529,005	$463,157	$943,893	$1,936,055
Aftermarket	1,331,484	296,842	268,285	1,896,611
	$1,860,489	$759,999	$1,212,178	$3,832,666

	December 31, 2017 (1)
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$511,060	$457,992	$906,890	$1,875,942
Aftermarket	1,227,022	281,664	276,203	1,784,889
	$1,738,082	$739,656	$1,183,093	$3,660,831

	December 31, 2016 (1)
(Amounts in thousands)	EPD	IPD	FCD	Total
Original Equipment	$683,871	$534,957	$975,786	$2,194,614
Aftermarket	1,279,215	264,966	251,692	1,795,873
	$1,963,086	$799,923	$1,227,478	$3,990,487
_____________________________________
(1) Prior periods are presented in accordance with Topic 605.

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	December 31, 2018
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$715,571	$322,066	$540,316	$1,577,953
Latin America(1)	190,605	28,771	22,405	241,781
Middle East and Africa	280,461	49,023	138,240	467,724
Asia Pacific	408,104	94,455	279,109	781,668
Europe	265,748	265,684	232,108	763,540
	$1,860,489	$759,999	$1,212,178	$3,832,666

	December 31, 2017 (2)
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$667,572	$301,841	$477,275	$1,446,688
Latin America(1)	140,418	28,559	33,207	202,184
Middle East and Africa	301,998	54,535	155,447	511,980
Asia Pacific	351,178	93,834	239,197	684,209
Europe	276,916	260,887	277,967	815,770
	$1,738,082	$739,656	$1,183,093	$3,660,831

	December 31, 2016 (2)
(Amounts in thousands)	EPD	IPD	FCD	Total
North America(1)	$795,919	$328,026	$478,462	$1,602,407
Latin America(1)	204,123	34,112	49,440	287,675
Middle East and Africa	320,529	58,389	169,212	548,130
Asia Pacific	351,153	128,289	233,027	712,469
Europe	291,362	251,107	297,337	839,806
	$1,963,086	$799,923	$1,227,478	$3,990,487
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
(2) Prior periods are presented in accordance with Topic 605.

Contract Balances
We receive payment from customers based on a contractual billing schedule and specific performance requirements as established in our contracts. We record billings as accounts receivable when an unconditional right to consideration exists. A contract asset represents revenue recognized in advance of our right to bill the customer under the terms of a contract. A contract liability represents our contractual billings in advance of revenue recognized for a contract.
The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the year ended December 31, 2018:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2018	$219,361	$3,990	$178,515	$3,925
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(123,458)	(1,360)
Increase due to revenue recognized in the period in excess of billings	846,922	6,668	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	152,664	(481)
Amounts transferred from contract assets to receivables	(815,213)	(2,503)	—	—
Currency effects and other, net	(22,491)	2,812	(5,263)	(714)
Ending balance, December 31, 2018	$228,579	$10,967	$202,458	$1,370
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	DISPOSITIONS
IPD Business Divestiture
On June 29, 2018, pursuant to a plan of sale approved by management, we executed an agreement to divest two IPD locations and associated product lines, including the related assets and liabilities.  This transaction did not meet the criteria for classification of assets held for sale as of June 30, 2018 due to a contingency that could have potentially impacted the final terms and/or timing of the divestiture. The sale transaction was completed on August 9, 2018. During the twelve months ended December 31, 2018, we recorded a pre-tax charge of $25.1 million, including a pre-tax charge of $17.4 million in the second quarter of 2018 and a loss on sale of the business of $7.7 million in the third quarter of 2018. The second quarter of 2018 pre-tax charge related to write-downs of inventory and long-lived assets to their estimated fair value, of which $7.7 million was recorded in COS and $9.7 million was recorded in SG&A.  The third quarter of 2018 pre-tax charge primarily related to working capital changes since the second quarter of 2018 and net cash transferred at the closing date of $3.7 million. The sale included a manufacturing facility in Germany and a related assembly facility in France. In 2017, net sales related to the business totaled approximately $42 million, although the business produced an operating loss in each of the last two fiscal years.
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

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of December 31, 2016	$473,831	$299,765	$431,458	$1,205,054
Dispositions	—	(1,900)	(36,880)	(38,780)
Currency translation and other	8,378	21,435	22,101	51,914
Balance as of December 31, 2017	$482,209	$319,300	$416,679	$1,218,188
Currency translation and other	(3,338)	(8,032)	(9,178)	(20,548)
Balance as of December 31, 2018	$478,871	$311,268	$407,501	$1,197,640
The following table provides information about our intangible assets for the years ended December 31, 2018 and 2017:

		December 31, 2018		December 31, 2017
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$89,796	$(75,239)	$90,442	$(71,761)
Existing customer relationships(2)	5-10	82,235	(47,016)	84,291	(41,279)
Patents	9-16	26,251	(26,136)	26,876	(26,231)
Other	4-40	88,138	(37,145)	88,887	(34,251)
		$286,420	$(185,536)	$290,496	$(173,522)
Indefinite-lived intangible assets(3)		$91,251	$(1,585)	$94,665	$(1,590)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.

The following schedule outlines actual amortization expense recognized during 2018 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2018:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2018	$14,068
Estimated for year ended December 31, 2019	16,178
Estimated for year ended December 31, 2020	15,030
Estimated for year ended December 31, 2021	10,982
Estimated for year ended December 31, 2022	9,692
Estimated for year ended December 31, 2023	7,132
Thereafter	41,874

Amortization expense for finite-lived intangible assets was $15.3 million in 2017 and $13.9 million in 2016.

5.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2018	2017
	(Amounts in thousands)
Raw materials	$310,204	$358,827
Work in process(1)	191,660	548,250
Finished goods(2)	205,814	215,849
Less: Progress billings	—	(160,044)
Less: Excess and obsolete reserve	(73,807)	(78,609)
Inventories, net	$633,871	$884,273
____________________________________
(1) In the second quarter of 2017, we recorded a $16.9 million charge for costs incurred related to a contract to supply oil and gas platform equipment to an end user in Latin America. This charge was primarily related to our IPD reporting segment and resulted in a decrease to work in process.
(2) In the second quarter of 2018, we recorded a $7.7 million charge related to the divestiture of two IPD locations and related product lines, which resulted in a decrease to finished goods. Refer to Note 3 for further discussion.
During 2018, 2017 and 2016, we recognized expenses of $16.2 million, $22.9 million and $14.6 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.
As part of the adoption of the New Revenue Standard, certain work in process inventory and progress billings associated with POC contracts were recognized as cost of sales or reclassified to contract assets or contract liabilities. Refer to Note 2 for further discussion.

6.	STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 2,089,079 were available for issuance as of December 31, 2018. The long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and ten years of service to continue to vest over the original vesting period ("55/10 Provision").

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No stock options were granted during the year ended December 31, 2018, compared to the 114,943 stock options granted for the same period in 2017. No stock options were granted for the same period in 2016. As of December 31, 2018, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately one year. No stock options were vested during years ended December 31, 2018, 2017 or 2016.

Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	114,943	$48.63	—	$—	84,261	$17.42
Granted	—	—	114,943	48.63	—	—
Exercised	—	—	—	—	(84,261)	17.42
Canceled	—	—	—	—	—	—
Outstanding — end of year	114,943	$48.63	114,943	$48.63	—	$—
Exercisable — end of year	—	$—	—	$—	—	$—

The weighted average remaining contractual life of options outstanding at December 31, 2018 and 2017 was 8.3 years and 9.3 years, respectively. The total intrinsic value of stock options exercised for the year ended December 31, 2016 was $2.4 million.
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
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed when granted. Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2018 and 2017, we had $24.3 million and $16.7 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2018, 2017 and 2016 was $14.3 million, $30.5 million and $38.8 million, respectively.
We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in millions)
Stock-based compensation expense	$19.9	$22.8	$30.2
Related income tax benefit	(4.5)	(5.2)	(10.4)
Net stock-based compensation expense	$15.4	$17.6	$19.8

The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2018
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,203,852	$47.10
Granted	932,392	44.14
Vested	(308,747)	46.38
Canceled	(297,283)	49.09
Outstanding — ending of year	1,530,214	$45.06

Unvested Restricted Shares outstanding as of December 31, 2018, includes approximately 767,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted prior to 2017 have performance targets based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Performance-based units granted in 2017 and 2018 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most units were granted in three annual grants since January 1, 2016 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,534,000 shares based on performance targets. As of December 31, 2018, we estimate vesting of approximately 615,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts had a notional values of $280.9 million and $235.6 million at December 31, 2018 and 2017, respectively. At December 31, 2018, the length of foreign exchange contracts currently in place ranged from 4 days to 21 months. During the second quarter of 2017, we discontinued our program to designate forward exchange contracts. The discontinuance of this program had no impact on our financial position as of December 31, 2017.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2018	2017
	(Amounts in thousands)
Current derivative assets	$535	$2,489
Noncurrent derivative assets	5	177
Current derivative liabilities	3,285	284
Noncurrent derivative liabilities	2	56

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
(Loss) gain recognized in income	$(3,154)	$2,122	$5,693

Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as Other expense, net.

In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes discussed in Note 11 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the 2022 EUR Senior Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in Other expense, net in our consolidated statements of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the years ended December 31, 2018, 2017 or 2016.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of our debt, excluding the Senior Notes (as described in Note 11), was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 11 and, except for the Senior Notes, approximates fair value. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The estimated fair value of our Senior Notes at December 31, 2018 was $1,362.5 million compared to the carrying value of $1,364.8 million. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2018 and December 31, 2017.

9.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2018	2017
	(Amounts in thousands)
Accounts receivable	$843,935	$915,824
Less: allowance for doubtful accounts	(51,501)	(59,113)
Accounts receivable, net	$792,434	$856,711

Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2018	2017
	(Amounts in thousands)
Land	$72,701	$84,551
Buildings and improvements	441,006	470,354
Machinery, equipment and tooling	634,838	682,316
Software, furniture and fixtures and other	418,185	402,608
Gross property, plant and equipment(1)	1,566,730	1,639,829
Less: accumulated depreciation	(956,634)	(968,033)
Property, plant and equipment, net	$610,096	$671,796
(1) In the second quarter of 2018, we recorded a $9.7 million charge related to the divestiture of two IPD locations and related product lines. In the second quarter of 2017, we recorded a $26.0 million impairment charge related to our manufacturing facility in Brazil.

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2018	2017
	(Amounts in thousands)
Wages, compensation and other benefits	$198,311	$180,717
Commissions and royalties	19,673	23,240
Customer advance payments	—	273,127
Progress billings in excess of accumulated costs	—	4,411
Warranty costs and late delivery penalties	31,683	53,027
Sales and use tax	14,486	14,830
Income tax	9,865	27,862
Other	117,388	146,982
Accrued liabilities	$391,406	$724,196
As part of the adoption of the New Revenue Standard, customer advance payments and progress billings in excess of accumulated costs were reclassified to contract assets or contract liabilities. Refer to Note 2 of this Annual Report for further discussion. "Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.
Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2018	2017
	(Amounts in thousands)
Pension and postretirement benefits	$183,012	$203,640
Deferred taxes	159,404	156,276
Legal and environmental	21,949	25,996
Uncertain tax positions and other tax liabilities	57,553	72,711
Other	37,775	38,331
Retirement obligations and other liabilities	$459,693	$496,954

10.	EQUITY METHOD INVESTMENTS
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
As of December 31, 2018, we had investments in seven joint ventures, one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates and two in China that were accounted for using the equity method and are immaterial for disclosure purposes.

11.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2018	2017
	(Amounts in thousands)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $3,914 and $5,335 at December 31, 2018 and 2017, respectively	$569,536	$594,465
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $2,589 and $3,230 at December 31, 2018 and 2017, respectively	497,411	496,770
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,192 and $2,590 at December 31, 2018 and 2017, respectively	297,808	297,410
Term Loan Facility, interest rate of 4.30% and 3.19% at December 31, 2018 and 2017, net of debt issuance costs of $249 and $585, respectively	104,751	164,415
Capital lease obligations and other borrowings	13,541	22,197
Debt and capital lease obligations	1,483,047	1,575,257
Less amounts due within one year	68,218	75,599
Total debt due after one year	$1,414,829	$1,499,658

Scheduled maturities of the Senior Credit Facility (as described below), as well as our Senior Notes and other debt, are:

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2019	$60,000	$8,218	$68,218
2020	44,751	5,322	50,073
2022	—	1,066,948	1,066,948
2023 and thereafter	—	297,808	297,808
Total	$104,751	$1,378,296	$1,483,047

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
Senior Credit Facility
Our amended credit agreement provides for a $195.0 million term loan (“Term Loan Facility”) and a $800.0 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity of October 14, 2020. The current Senior Credit Facility includes the following: (i) leverage ratio of 4.00 times debt to total Consolidated EBITDA through June 30, 2019, with a step-down to 3.75 for any fiscal quarter ending after July 1, 2019, (ii)a pricing level on our senior unsecured long-term debt ratings at or below Ba2/BB, with an interest rate margin for LIBOR loans of 2.00% and for base rate loans of 1.00% and (iii) maximum principal amount of priority debt up to 7.5% of the consolidated tangible assets and a maximum amount of receivables that can be securitized of $100 million. Subject to certain conditions, including lender approval, we have the right to increase the amount of the Term Loan Facility or the Revolving Credit Facility by an aggregate amount not to exceed $400.0 million.

As of December 31, 2018 and December 31, 2017, we had no revolving loans outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $92.9 million and $94.8 million at December 31, 2018 and December 31, 2017, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $513.7 million and $644.8 million, respectively. The Senior Credit Facility contains, among other things, covenants defining our and our subsidiaries' ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. Our compliance with these financial covenants under the Senior Credit Facility is tested quarterly. We were in compliance with the covenants as of December 31, 2018.
Repayment of Obligations —We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.20% (per annum) at December 31, 2018. We made scheduled principal repayments under our Term Loan Facility of $60.0 million in both 2018 and 2017 and 2016. We have scheduled principal repayments of $15.0 million due in each of the next four quarters of 2019 under our Term Loan Facility.

Operating Leases
We have non-cancellable operating leases for certain offices, service and quick response centers, manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $53.7 million, $54.9 million and $54.7 million in 2018, 2017 and 2016, respectively.
The future minimum lease payments due under non-cancellable operating leases are (amounts in thousands):

Year Ended December 31,
2019	$68,443
2020	49,874
2021	38,446
2022	28,496
2023	21,473
Thereafter	66,518
Total minimum lease payments	$273,250

12.	PENSION AND POSTRETIREMENT BENEFITS
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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2018	2017	2016
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.34%	3.63%	4.00%
Rate of increase in compensation levels	3.50	4.01	4.00
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.00%	6.00%
Discount rate	3.63	4.00	4.75
Rate of increase in compensation levels	4.01	4.01	4.00

At December 31, 2018 as compared with December 31, 2017, we increased our discount rate from 3.63% to 4.34% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. In determining 2018 expense, the expected rate of return on U.S. plan assets remained constant at 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the RP-2006 mortality tables and the MP-2018 improvement scale published in October 2018. We applied the RP-2006 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Service cost	$22,195	$22,257	$22,583
Interest cost	15,789	16,878	19,072
Expected return on plan assets	(25,704)	(24,505)	(23,997)
Settlement (gain) loss	(462)	(216)	91
Amortization of unrecognized prior service cost	164	112	488
Amortization of unrecognized net loss	5,514	6,021	4,999
U.S. net pension expense	$17,496	$20,547	$23,236

The estimated prior service cost and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2019 is $0.2 million and $3.5 million, respectively. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2018	2017
	(Amounts in thousands)
Plan assets, at fair value	$425,792	$464,779
Benefit Obligation	(432,595)	(461,355)
Funded status	$(6,803)	$3,424

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2018	2017
	(Amounts in thousands)
Noncurrent assets	$—	$10,853
Current liabilities	(232)	(459)
Noncurrent liabilities	(6,571)	(6,970)
Funded status	$(6,803)	$3,424

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance — January 1	$461,355	$449,601
Service cost	22,195	22,257
Interest cost	15,789	16,878
Plan amendments and settlements	(3,016)	(3,006)
Actuarial (gain) loss(1)	(25,908)	9,404
Benefits paid	(37,820)	(33,779)
Balance — December 31	$432,595	$461,355
Accumulated benefit obligations at December 31	$431,973	$461,355
_______________________________________

(1)	The actuarial (gain) loss in 2018 and 2017 primarily reflect the impact of changes in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2019	$41.1
2020	42.8
2021	43.5
2022	41.4
2023	42.4
2024-2028	196.1

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance — January 1	$(49,790)	$(69,132)
Amortization of net loss	4,216	3,766
Amortization of prior service cost	125	70
Net (loss) gain arising during the year	(16,216)	16,009
Settlement gain	(353)	(135)
Prior service cost arising during the year	—	(368)
Balance — December 31	$(62,018)	$(49,790)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2018	2017
	(Amounts in thousands)
Unrecognized net loss	$(61,129)	$(48,825)
Unrecognized prior service cost	(889)	(965)
Accumulated other comprehensive loss, net of tax	$(62,018)	$(49,790)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance — January 1	$464,779	$418,854
Return on plan assets	(21,414)	59,462
Company contributions	23,263	23,836
Benefits paid	(37,820)	(33,779)
Settlements	(3,016)	(3,594)
Balance — December 31	$425,792	$464,779

We contributed $23.3 million and $23.8 million to the U.S. defined benefit pension plans during 2018 and 2017, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2019 is expected to be approximately $20 million, excluding direct benefits paid.
All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2018 and 2017 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2018	2017	2018	2017
Cash and cash equivalents	—%	—%	1%	1%
Cash and cash equivalents	—%	—%	1%	1%
Global Equity	30%	36%	30%	36%
Global Real Assets	13%	12%	13%	12%
Equity securities	43%	48%	43%	48%
Diversified Credit	12%	12%	13%	12%
Liability-Driven Investment	45%	40%	43%	39%
Fixed income	57%	52%	56%	51%
_______________________________________
None of our common stock is directly held by our qualified plan. Our investment strategy is to earn a long-term rate of return consistent with an acceptable degree of risk and minimize our cash contributions over the life of the plan, while taking into account the liquidity needs of the plan. We preserve capital through diversified investments in high quality securities. Our current allocation target is to invest approximately 43% of plan assets in equity securities and 57% in fixed income securities. Within each investment category, assets are allocated to various investment strategies. Professional money management firms manage our assets, and we engage a consultant to assist in evaluating these activities. We periodically review the allocation target, generally in conjunction with an asset and liability study and in consideration of our future cash flow needs. We regularly rebalance the actual allocation to our target investment allocation.
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
The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2018				At December 31, 2017
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$4,778	$4,778	$—	$—	$5,494	$5,494	$—	$—
Commingled Funds:
Equity securities
Global Equity(a)	126,165	—	126,165	—	167,336	—	167,336	—
Global Real Assets(b)	55,046	—	55,046	—	55,261	—	55,261	—
Fixed income securities
Diversified Credit(c)	55,039	—	55,039	—	55,440	—	55,440	—
Liability-Driven Investment(d)	184,764	—	184,764	—	181,248	—	181,248	—
	$425,792	$4,778	$421,014	$—	$464,779	$5,494	$459,285	$—
_______________________________________

(a)	Global Equity fund seeks to closely track the performance of the MSCI All Country World Index.

(b)	Global Real Asset funds seek to provide exposure to the listed global real estate investment trusts (REITs) and infrastructure markets.

(c)	Diversified Credit funds seek to provide exposure to the high yield, emerging markets, bank loans, and securitized credit markets.

(d)	LDI funds seek to invest in high quality fixed income securities that collectively closely match those found in discount curves used to value the plan's liabilities.

Non-U.S. Defined Benefit Plans

We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Mexico, The Netherlands, Sweden, Switzerland and the U.K. The assets of the plans in the U.K. (two plans), The Netherlands and Canada represent 100% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2018	2017	2016
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	2.42%	2.25%	2.34%
Rate of increase in compensation levels	3.28	3.25	3.22
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	3.62%	3.88%	4.68%
Discount rate	2.25	2.34	3.13
Rate of increase in compensation levels	3.25	3.22	3.61

At December 31, 2018 as compared with December 31, 2017, we increased our average discount rate for non-U.S. plans from 2.25% to 2.42% based on analysis of bonds and other publicly-traded instruments, by country, which had higher yields due to market conditions. To determine 2018 pension expense, we decreased our average expected rate of return on plan assets from 3.88% at December 31, 2017 to 3.62% at December 31, 2018, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.

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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Service cost	$7,208	$7,247	$7,131
Interest cost	8,970	9,320	11,623
Expected return on plan assets	(8,747)	(8,834)	(10,013)
Amortization of unrecognized net loss	3,626	3,741	4,751
Amortization of unrecognized prior service cost (benefit)	33	(4)	4
Settlement (gain) loss and other	(521)	2,434	780
Non-U.S. net pension expense	$10,569	$13,904	$14,276

In 2019, there is $0.3 million estimated prior service cost that will be amortized from accumulated other comprehensive loss into pension expense for the non-U.S. defined benefit pension plans. The estimated net loss for the non-U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2019 is $3.0 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2018	2017
	(Amounts in thousands)
Plan assets, at fair value	$232,175	$248,733
Benefit Obligation	(376,649)	(413,960)
Funded status	$(144,474)	$(165,227)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2018	2017
\	(Amounts in thousands)
Noncurrent assets	$17,864	$13,908
Current liabilities	(7,782)	(8,392)
Noncurrent liabilities	(154,556)	(170,743)
Funded status	$(144,474)	$(165,227)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance — January 1	$413,960	$383,947
Service cost	7,208	7,247
Interest cost	8,970	9,320
Employee contributions	238	228
Settlements and other	(7,896)	(9,260)
Actuarial gain(1)	(8,839)	(1,913)
Net benefits and expenses paid	(16,632)	(18,701)
Currency translation impact(2)	(20,360)	43,092
Balance — December 31	$376,649	$413,960
Accumulated benefit obligations at December 31	$356,989	$391,102
_______________________________________

(1)	The 2018 actuarial gain primarily reflects the increase in the discount rates for U.K., the Euro-zone and Mexico.

(2)
In 2018 the currency translation impact reflects the strengthening of the U.S. dollar against our significant currencies, primarily the Euro and British pound, while in 2017 the currency translation impact reflects the weakening of the U.S. dollar against our significant currencies, primarily the Euro and British pound.

The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2019	$15.8
2020	15.8
2021	16.6
2022	17.6
2023	17.6
2024-2028	93.0

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance — January 1	$(67,872)	$(68,260)
Amortization of net loss	3,260	2,756
Net gain arising during the year	2,458	2,289
Settlement (gain) loss	(386)	1,668
Prior service (cost) benefit arising during the year	(3,080)	28
Currency translation impact and other	3,532	(6,353)
Balance — December 31	$(62,088)	$(67,872)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2018	2017
	(Amounts in thousands)
Unrecognized net loss	$(58,697)	$(67,886)
Unrecognized prior service (cost) gain	(3,391)	14
Accumulated other comprehensive loss, net of tax	$(62,088)	$(67,872)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance — January 1	$248,733	$223,491
(Loss) return on plan assets	(580)	10,871
Employee contributions	238	228
Company contributions	21,696	18,494
Settlements	(7,776)	(7,383)
Currency translation impact and other	(13,504)	21,733
Net benefits and expenses paid	(16,632)	(18,701)
Balance — December 31	$232,175	$248,733
Our contributions to non-U.S. defined benefit pension plans in 2019 are expected to be approximately $9 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2018 and 2017 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2018	2017	2018	2017
Cash and cash equivalents	7%	3%	7%	3%
Cash and cash equivalents	7%	3%	7%	3%
North American Companies	3%	3%	3%	3%
Global Equity	2%	3%	2%	3%
Equity securities	5%	6%	5%	6%
U.K. Government Gilt Index	43%	41%	43%	41%
U.K. Corporate Bond Index	—%	1%	—%	1%
Global Fixed Income Bond	2%	2%	2%	2%
Liability-Driven Investment	9%	9%	9%	9%
Fixed income	54%	53%	54%	53%
Multi-asset	19%	22%	19%	22%
Buy-in Contract	10%	10%	10%	10%
Other	5%	6%	5%	6%
Other types	34%	38%	34%	38%
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

The fair values of the non-U.S. assets were:

	At December 31, 2018				At December 31, 2017
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$15,105	$15,105	$—	—	$6,815	$6,815	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	6,603	—	6,603	—	7,119	—	7,119	—
Global Equity(b)	4,648	—	4,648	—	8,951	—	8,951	—
Fixed income securities
U.K. Government Gilt Index(c)	99,482	—	99,482	—	103,230	—	103,230	—
U.K. Corporate Bond Index(d)	1,192	—	1,192	—	1,316	—	1,316	—
Global Fixed Income Bond(e)	4,110	—	4,110	—	5,350	—	5,350	—
Liability-Driven Investment(f)	20,004	—	20,004	—	21,837	—	21,837	—
Other Types of Investments:
Multi-asset(g)	44,147	—	44,147	—	55,503	—	55,503	—
Buy-in Contract(h)	23,616	—	—	23,616	24,484	—	—	24,484
Other(i)	13,268	—	—	13,268	14,128	—	—	14,128
	$232,175	$15,105	$180,186	$36,884	$248,733	$6,815	$203,306	$38,612
_______________________________________

(a)	North American Companies represents U.S. and Canadian large cap equity funds, which are managed and track their respective benchmarks (FTSE All-World USA Index and FTSE All-World Canada Index).

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

(e)
Global Fixed Income Bond represents investment funds that are actively managed, diversified and invested in traditional government bonds, high-quality corporate bonds, asset-backed securities and emerging market debt.

(f)	Liability-Driven Investment seeks to invest in fixed income securities that collectively closely match those found in discount curves used to value the plan's liabilities.

(g)	Multi-asset seeks an attractive risk-adjusted return by investing in a diversified portfolio of strategies, including equities and fixed income.

(h)
Buy-in contract represents an asset held by the Netherlands plan, whereby the cost of providing benefits is funded by the contract. The fair value of the asset as January 1, 2018 was $24.5 million with contributions and currency adjustments resulting in a fair value of $23.6 million at December 31, 2018. The fair value of this asset is based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation.

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

	December 31,
	2018	2017
	(Amounts in thousands)
Benefit Obligation	$613,441	$217,510
Accumulated benefit obligation	596,584	197,816
Fair value of plan assets	444,929	32,052

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2018	2017	2016
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.20%	3.48%	3.75%
Weighted average assumptions used to determine net expense:
Discount rate	3.48%	3.75%	4.25%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.0% for 2018, 7.0% for 2017 and 7.5% for 2016, with a gradual decrease to 5.0% for 2029 and future years.
Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Service cost	$—	$—	$1
Interest cost	779	919	1,154
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net gain	(764)	(275)	(355)
Net postretirement benefit expense	$137	$766	$922

The estimated prior service cost expected to be amortized from accumulated other comprehensive loss into U.S. pension expense in 2019 is $0.1 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive gain into U.S. expense in 2019 is $0.2 million.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2018	2017
	(Amounts in thousands)
Postretirement Benefit Obligation	$18,810	$23,882
Funded status	$(18,810)	$(23,882)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2018	2017
	(Amounts in thousands)
Current liabilities	$(2,500)	$(2,952)
Noncurrent liabilities	(16,310)	(20,930)
Funded status	$(18,810)	$(23,882)

The following is a reconciliation of the postretirement Benefit Obligation:

	December 31,
	2018	2017
	(Amounts in thousands)
Balance — January 1	$23,882	$27,317
Interest cost	779	919
Employee contributions	883	939
Medicare subsidies receivable	127	235
Actuarial gain	(2,662)	(1,818)
Net benefits and expenses paid	(4,199)	(3,710)
Balance — December 31	$18,810	$23,882

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2019	$2.6	$0.1
2020	2.4	0.1
2021	2.2	0.1
2022	2.0	0.1
2023	1.8	0.1
2024-2028	6.8	0.3

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2018	2017
	(Amounts in thousands)
Balance — January 1	$880	$(163)
Amortization of net gain	(584)	(172)
Amortization of prior service cost	93	76
Net gain arising during the year	2,036	1,139
Balance — December 31	$2,425	$880

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2018	2017
	(Amounts in thousands)
Unrecognized net gain	$3,365	$1,921
Unrecognized prior service cost	(940)	(1,041)
Accumulated other comprehensive income, net of tax	$2,425	$880

We made contributions to the postretirement medical plans to pay benefits of $3.2 million in 2018, $2.5 million in 2017 and $4.4 million in 2016. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2018 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$73	$(72)
Effect on service cost plus interest cost	4	(3)

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $18.7 million in 2018, $17.7 million in 2017 and $17.2 million in 2016.

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment. Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities, in whole or in part. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers or other companies for our estimated recovery, to the extent we believe that the amounts of recovery are probable. While unfavorable rulings, judgments or settlement terms regarding these claims could have a material adverse impact on our business, financial condition, results of operations and cash flows, we currently believe the likelihood is remote.
Additionally, we have claims pending against certain insurers that, if resolved more favorably than reflected in the recorded receivables, would result in discrete gains in the applicable quarter. We are currently unable to estimate the impact, if any, of unasserted asbestos-related claims, although we expect that future claims would also be subject to then existing indemnities and insurance coverage.
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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2018	2017	2016
	(Amounts in thousands)
Balance — January 1	$33,601	$30,459	$34,574
Accruals for warranty expense, net of adjustments	28,454	35,001	28,364
Settlements made	(30,022)	(31,859)	(32,479)
Balance — December 31	$32,033	$33,601	$30,459

15.	SHAREHOLDERS’ EQUITY
Dividends - Generally, our dividend date-of-record is in the last month of the quarter and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Dividends per share were $0.76 for the years ending December 31, 2018, 2017 and 2016.
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
We had no repurchases of shares of our outstanding common stock for the year ended December 31, 2018, 2017 and 2016. As of December 31, 2018, we have $160.7 million of remaining capacity under our current share repurchase program.

16.	INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which significantly changed U.S. tax law. The Tax Reform Act, among other things, lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while imposing a deemed repatriation tax on deferred foreign income and implementing a modified territorial tax system. The Tax Reform Act also provides for a one-time transition tax (“Transition Tax”) on certain foreign earnings as well as prospective changes which began in 2018, including repeal of the domestic manufacturing deduction, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized provisional income tax effects of the Tax Reform Act in its previously issued financial statements in accordance with Staff Accounting Bulletin (SAB) No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes with respect to recording certain tax impacts of the Tax Reform Act. The Company finalized its accounting for the income tax effects of the Tax Reform Act in the fourth quarter of 2018 with no material adjustments to previously recorded provisional amounts. The impacts of these changes are reflected in the 2017 provisional tax expense of $115.3 million and the 2018 tax benefit of $5.7 million.
The provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Current:
U.S. federal	$5,150	$59,292	$20,569
Non-U.S.	36,897	22,442	75,227
State and local	2,647	5,537	2,612
Total current	44,694	87,271	98,408
Deferred:
U.S. federal	11,242	135,294	22,249
Non-U.S.	(4,585)	34,626	(45,577)
State and local	(127)	1,488	2,300
Total deferred	6,530	171,408	(21,028)
Total provision	$51,224	$258,679	$77,380

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in millions)
Statutory federal income tax at 21% (35% for 2017 and 2016)	$37.0	$92.1	$74.5
Foreign impact, net	(5.9)	(36.4)	(13.9)
Impact of U.S. Tax Reform Act	(5.7)	115.3	—
Change in valuation allowances	15.7	73.6	14.2
State and local income taxes, net	3.7	4.9	4.9
Other, net	6.4	9.2	(2.3)
Total	$51.2	$258.7	$77.4
Effective tax rate	29.1%	98.4%	36.3%

The 2017 tax rate differed from the federal statutory rate of 35% primarily due to the impacts pursuant to enactment of the Tax Reform Act, the net impact of foreign operations, the establishment of a valuation allowance against our deferred tax assets in various foreign jurisdictions, primarily Germany and Mexico, and taxes related to the sale of the Gestra and Vogt businesses.
For the years ended December 31, 2016 and prior, the company asserted permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. For the year ended December 31, 2017, we did not assert permanent reinvestment on any of our foreign subsidiaries and as a result recorded deferred taxes of approximately $75.4 million on cumulative unrepatriated earnings in connection with the Tax Reform Act. For the year ended December 31, 2018, the Company has asserted permanent reinvestment on earnings of certain of our foreign subsidiaries. At the end of December 31, 2018, the Company still has recorded $70.3 million of deferred tax liabilities associated with the earnings previously deemed available for repatriation as referenced above. These deferred tax liabilities primarily relate to foreign withholding taxes that would be due upon repatriation of the designated earnings to the U.S.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2018	2017
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$26,496	$28,519
Net operating loss carryforwards	92,630	73,465
Compensation accruals	25,993	24,030
Inventories	25,553	30,870
Credit carryforwards	16,056	8,910
Warranty and accrued liabilities	2,763	16,005
Bad debt reserve	28,194	30,698
Other	32,253	40,859
Total deferred tax assets	249,938	253,356
Valuation allowances	(133,929)	(119,309)
Net deferred tax assets	116,009	134,047
Deferred tax liabilities related to:
Property, plant and equipment	(18,773)	(24,204)
Goodwill and intangibles	(123,692)	(123,036)
Non-U.S. undistributed earnings taxes	(70,331)	(75,442)
Other	(17,935)	(15,667)
Total deferred tax liabilities	(230,731)	(238,349)
Deferred tax liabilities, net	$(114,722)	$(104,302)

We have $394.0 million of U.S. and foreign net operating loss carryforwards at December 31, 2018. Of this total, $42.4 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2024 through 2026 tax years. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $16.1 million of foreign tax credit carryforwards at December 31, 2018, expiring in 2026 and 2028 tax years, for which a valuation allowance of $16.1 million has been recorded.

Earnings before income taxes comprised:

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
U.S.	$88,674	$102,372	$170,681
Non-U.S.	87,600	160,635	42,231
Total	$176,274	$263,007	$212,912

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2018	2017	2016
Balance — January 1	$51.5	$59.3	$56.1
Gross amount of (decrease) increase in unrecognized tax benefits resulting from tax positions taken:
During a prior year	(6.6)	(3.5)	1.9
During the current period	4.0	5.5	14.3
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(2.7)	(10.8)	(4.0)
Lapse of the applicable statute of limitations	(3.7)	(3.1)	(7.3)
Increase (decrease) in unrecognized tax benefits relating to foreign currency translation adjustments	(1.3)	4.1	(1.7)
Balance — December 31	$41.2	$51.5	$59.3

The amount of gross unrecognized tax benefits at December 31, 2018 was $54.1 million, which includes $12.9 million of accrued interest and penalties. Of this amount $53.6 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2016, state and local income tax audits for years through 2012 or non-U.S. income tax audits for years through 2011. We are currently under examination for various years in Austria, Canada, France, Germany, India, Indonesia, Italy, Japan, Mexico, Philippines, Saudi Arabia, Singapore, Thailand, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $16 million within the next 12 months.

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

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2018, 2017 and 2016 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2018:
Sales to external customers	$1,860,489	$759,999	$1,212,178	$3,832,666	$—	$3,832,666
Intersegment sales	38,724	39,416	3,637	81,777	(81,777)	—
Segment operating income (loss)	206,894	(6,238)	201,216	401,872	(154,334)	247,538
Depreciation and amortization	42,442	25,706	26,585	94,733	17,740	112,473
Identifiable assets	1,841,132	930,433	1,268,717	4,040,282	575,995	4,616,277
Capital expenditures	34,127	6,521	14,458	55,106	28,887	83,993

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2017:
Sales to external customers	$1,738,082	$739,656	$1,183,093	$3,660,831	$—	$3,660,831
Intersegment sales	37,347	35,552	5,018	77,917	(77,917)	—
Segment operating income (loss)	159,060	(48,766)	323,682	433,976	(92,841)	341,135
Depreciation and amortization	48,659	28,864	27,278	104,801	13,653	118,454
Identifiable assets	1,956,638	1,028,255	1,317,944	4,302,837	607,637	4,910,474
Capital expenditures	19,790	8,368	16,626	44,784	16,818	61,602

				Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2016:
Sales to external customers	$1,963,086	$799,923	$1,227,478	$3,990,487	$—	$3,990,487
Intersegment sales	32,873	35,156	6,234	74,263	(74,263)	—
Segment operating income	171,142	(5,184)	202,571	368,529	(91,845)	276,684
Depreciation and amortization	48,957	28,824	28,189	105,970	10,782	116,752
Identifiable assets	2,082,729	1,010,107	1,310,273	4,403,109	305,814	4,708,923
Capital expenditures	29,426	17,336	26,467	73,229	16,470	89,699

During the latter part of 2018 and in connection with the Flowserve 2.0 Transformation, we have determined that there are meaningful operational synergies and benefits to combining our EPD and IPD reportable segments into one reportable segment, Flowserve Pump Division ("FPD"). The reorganization is effective as of January 1, 2019 and as a result, beginning in 2019 we will report a two operating segment structure, FPD and FCD, and prior periods will be retrospectively adjusted to reflect the new reportable segment structure. For further discussion of Flowserve 2.0 Transformation program refer to Note 19.
Geographic Information — We attribute sales to different geographic areas based on our facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes, goodwill and intangible assets. Prior period information has been updated to conform to current year presentation. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2018
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,525,930	39.8%	$323,883	40.5%
EMA(1)	1,424,498	37.2%	280,549	35.1%
Asia(2)	539,898	14.1%	132,667	16.6%
Other(3)	342,340	8.9%	63,161	7.8%
Consolidated total	$3,832,666	100.0%	$800,260	100.0%

	Year Ended December 31, 2017
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,460,899	40.0%	$333,126	38.2%
EMA(1)	1,434,506	39.2%	321,256	36.9%
Asia(2)	471,054	12.9%	148,757	17.1%
Other(3)	294,372	7.9%	68,379	7.8%
Consolidated total	$3,660,831	100.0%	$871,518	100.0%

	Year Ended December 31, 2016
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,537,779	38.5%	$338,038	37.2%
EMA(1)	1,541,984	38.6%	288,903	31.8%
Asia(2)	500,424	12.5%	144,599	15.9%
Other(3)	410,300	10.4%	136,391	15.1%
Consolidated total	$3,990,487	100.0%	$907,931	100.0%
___________________________________

(1)
"EMA" includes Europe, the Middle East and Africa. In 2018, 2017 and 2016, Germany accounted for approximately 7%, 10% and 10%, respectively, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 63% of total sales in 2018 and 2017, and 64% in 2016.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2018				2017
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(384,779)	$(115,755)	$(1,090)	$(501,624)	$(483,609)	$(136,530)	$(1,238)	$(621,377)
Other comprehensive (loss) income before reclassifications	(63,146)	(12,022)	232	(74,936)	98,308	12,557	125	110,990
Amounts reclassified from AOCL	—	7,130	—	7,130	522	8,218	23	8,763
Net current-period other comprehensive (loss) income	(63,146)	(4,892)	232	(67,806)	98,830	20,775	148	119,753
Balance - December 31	$(447,925)	$(120,647)	$(858)	$(569,430)	$(384,779)	$(115,755)	$(1,090)	$(501,624)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.5 million, $3.8 million and $3.4 million for December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, foreign currency translation impacts primarily represented the weakening of the Euro, Argentinian peso, Indian rupee and British pound exchange rates versus the U.S. dollar for the period. For the year ended December 31, 2017, foreign currency translation impacts primarily represented the weakening of the Euro, British pound and Indian rupee exchange rates versus the U.S. dollar for the period. Includes net investment hedge cumulative losses of $17.2 million and $22.5 million, net of deferred taxes, at December 31, 2018 and 2017, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2018(1)	2017(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Gain on sale of businesses	$—	$(522)
	Tax benefit	—	—
	Net of tax	$—	$(522)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	$(9,140)	$(9,761)
Prior service costs(2)	Other expense, net	(197)	(108)
Settlements and other(2)	Other expense, net	983	(2,113)
	Tax benefit	1,224	3,764
	Net of tax	$(7,130)	$(8,218)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.

19.	REALIGNMENT AND TRANSFORMATION PROGRAMS
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, expand margins, increase capital efficiency and improve organizational health. We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (primarily professional services, project management and related travel expenses). For the year ended December 31, 2018, we incurred Flowserve 2.0 Transformation related expenses of $41.2 million, primarily consisting of professional services and project management costs recorded in SG&A. We are currently evaluating the total investment in the various initiatives associated with this program.
In 2015 we initiated realignment programs consisting of R1 Realignment Program related to the SIHI acquisition and R2 Realignment Program to better align costs and improve long-term efficiency, including manufacturing optimization through the consolidation of facilities, reduction in our workforce and divestiture of certain non-strategic assets (the “Realignment Programs”).  These Realignment Programs have been substantially completed.  We estimate total investment in these programs of approximately $360 million.  The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our consolidated statements of income.
Generally, the aforementioned charges were paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment Programs and Flowserve 2.0 Transformation charges:

	December 31, 2018
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$14,742	$3,663	$4,370	$22,775	$—	$22,775
SG&A	1,050	803	358	2,211	38	2,249
Income tax expense(1)	(1,000)	—	—	(1,000)	—	(1,000)
	$14,792	$4,466	$4,728	$23,986	$38	$24,024
Non-Restructuring Charges
COS	$19,308	$1,764	$(1,149)	$19,923	$—	$19,923
SG&A	3,139	918	(652)	3,405	5,580	8,985
	$22,447	$2,682	$(1,801)	$23,328	$5,580	$28,908

Transformation Charges
SG&A	$—	$—	$—	$—	$41,168	$41,168
	$—	$—	$—	$—	$41,168	$41,168

Total Realignment and Transformation Charges
COS	$34,050	$5,427	$3,221	$42,698	$—	$42,698
SG&A	4,189	1,721	(294)	5,616	46,786	52,402
Income tax benefit(1)	(1,000)	—	—	(1,000)	—	(1,000)
Total	$37,239	$7,148	$2,927	$47,314	$46,786	$94,100

	December 31, 2017
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$8,101	$7,177	$8,666	$23,944	$—	$23,944
SG&A	523	1,120	(455)	1,188	261	1,449
Income tax expense(1)	1,000	—	—	1,000	—	1,000
	$9,624	$8,297	$8,211	$26,132	$261	$26,393
Non-Restructuring Charges
COS	10,263	6,806	$2,934	$20,003	$—	$20,003
SG&A	6,853	10,191	3,325	20,369	5,490	25,859
	$17,116	$16,997	$6,259	$40,372	$5,490	$45,862
Total Realignment Charges
COS	$18,364	$13,983	$11,600	$43,947	$—	$43,947
SG&A	7,376	11,311	2,870	21,557	5,751	27,308
Income tax expense(1)	1,000	—	—	1,000	—	1,000
Total	$26,740	$25,294	$14,470	$66,504	$5,751	$72,255
____________________________________
(1) Income tax (benefit) expense includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Engineered Product Division	Industrial Product Division	Flow Control Division	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$57,554	$51,488	$27,025	$136,067	$—	$136,067
SG&A	19,390	17,520	9,455	46,365	317	46,682
Income tax expense(1)	9,400	9,300	1,800	20,500	—	20,500
	$86,344	$78,308	$38,280	$202,932	$317	$203,249
Non-Restructuring Charges
COS	$45,731	$22,753	$13,718	$82,202	$8	$82,210
SG&A	19,985	19,319	7,512	46,816	15,502	62,318
	$65,716	$42,072	$21,230	$129,018	$15,510	$144,528
Total Realignment Charges
COS	$103,285	$74,241	$40,743	$218,269	$8	$218,277
SG&A	39,375	36,839	16,967	93,181	15,819	109,000
Income tax expense(1)	9,400	9,300	1,800	20,500	—	20,500
Total	$152,060	$120,380	$59,510	$331,950	$15,827	$347,777
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

The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	December 31, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$2,975	$5	$9,018	$10,777	$22,775
SG&A	1,875	—	12	362	2,249
Income tax expense(1)	—	—	—	(1,000)	(1,000)
Total	$4,850	$5	$9,030	$10,139	$24,024

	December 31, 2017
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$10,241	$293	$6,400	$7,010	$23,944
SG&A	(897)	—	249	2,097	1,449
Income tax expense(1)	—	—	—	1,000	1,000
Total	$9,344	$293	$6,649	$10,107	$26,393
_____________________________________
(1) Income tax (benefit) expense includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS	$85,160	$907	$24,335	$25,665	$136,067
SG&A	31,745	43	1,689	13,205	46,682
Income tax expense(1)	—	—	—	20,500	20,500
Total	$116,905	$950	$26,024	$59,370	$203,249
_______________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the years ended December 31, 2018 and 2017:

(Amounts in thousands)	2018	2017
Balance at January 1,	$39,230	$60,327	(2)
Charges	15,996	18,743
Cash expenditures	(28,267)	(38,391)
Other non-cash adjustments, including currency(1)	(15,032)	(1,449)
Balance at December 31,	$11,927	$39,230
_______________________________
(1) Includes a reduction of severance accruals associated with the divestiture of two IPD locations and associated product lines in 2018. Refer to Note 3 of this Annual Report for further discussion.

(2) The reserve for the R1 Realignment Program was $12.6 million, which was substantially paid during the period.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2018 and 2017 (amounts in millions, except per share data):

	2018
Quarter	4th	3rd	2nd	1st
Sales	$986.9	$952.7	$973.1	$920.0
Gross profit	321.8	308.5	286.1	271.4
Earnings before income taxes	78.6	44.4	28.3	25.0
Net earnings attributable to Flowserve Corporation	63.1	28.2	13.2	15.1
Earnings per share(1):
Basic	$0.48	$0.22	$0.10	$0.12
Diluted	0.48	0.21	0.10	0.12

	2017
Quarter	4th	3rd	2nd	1st
Sales	$1,034.1	$883.4	$877.1	$866.3
Gross profit	304.4	267.5	245.0	268.4
Earnings before income taxes	67.0	68.4	103.0	24.6
Net (loss) earnings attributable to Flowserve Corporation	(105.9)	47.6	41.9	19.1
(Loss) earnings per share(1):
Basic	$(0.81)	$0.36	$0.32	$0.15
Diluted	(0.81)	0.36	0.32	0.15
_______________________________________

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to provide reasonable assurance that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2018 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2019 annual meeting of shareholders to be held on May 23, 2019. The Proxy Statement will be filed with the SEC no later than April 12, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote on Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2019 annual meeting of shareholders to be held on May 23, 2019. The Proxy Statement will be filed with the SEC no later than April 12, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2019 annual meeting of shareholders to be held on May 23, 2019. The Proxy Statement will be filed with the SEC no later than April 12, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Committees of the Board” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2019 annual meeting of shareholders to be held on May 23, 2019. The Proxy Statement will be filed with the SEC no later than April 12, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2019 annual meeting of shareholders to be held on May 23, 2019. The Proxy Statement will be filed with the SEC no later than April 12, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2018 and 2017
For each of the three years in the period ended December 31, 2018:
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
The following consolidated financial statement schedule is filed as part of this Annual Report:

Schedule II — Valuation and Qualifying Accounts...........................................................................................................	119
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

3.2
Flowserve Corporation By-Laws, as amended and restated effective October 2, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated October 4, 2018).

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

10.4
Third Amendment to Credit Agreement, dated December 17, 2015, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2017).

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

10.13+	Flowserve Corporation Senior Management Retirement Plan, amended and restated effective November 2, 2018.*
10.14+	Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 2, 2018.*
10.15	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.16	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated as of March 9, 2006).*
10.17
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

10.18
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.19
Flowserve Corporation Change In Control Severance Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2018).*

10.20+	Flowserve Corporation Executive Officer Severance Plan, as amended and restated effective November 2, 2018.*
10.21
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

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.
+	Filed herewith.
++	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: February 20, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger L. Fix	Non-Executive Chairman of the Board	February 20, 2019
Roger L. Fix

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2019
R. Scott Rowe

/s/ Lee S. Eckert	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2019
Lee S. Eckert

/s/ Leif E. Darner	Director	February 20, 2019
Leif E. Darner

/s/ Gayla J. Delly	Director	February 20, 2019
Gayla J. Delly

/s/ Ruby R. Chandy	Director	February 20, 2019
Ruby R. Chandy

/s/ John R. Friedery	Director	February 20, 2019
John R. Friedery

/s/ John L. Garrison	Director	February 20, 2019
John L. Garrison

/s/ Joseph E. Harlan	Director	February 20, 2019
Joseph E. Harlan

/s/ Michael C. McMurray	Director	February 20, 2019
Michael C. McMurray

/s/ Rick J. Mills	Director	February 20, 2019
Rick J. Mills

/s/ David E. Roberts	Director	February 20, 2019
David E. Roberts

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2018
Allowance for doubtful accounts(a):	$59,113	8,050	—	(15,662)	$51,501
Deferred tax asset valuation allowance(b):	119,309	32,157	(7,551)	(9,986)	133,929
Year Ended December 31, 2017
Allowance for doubtful accounts(a):	51,920	14,508	—	(7,315)	59,113
Deferred tax asset valuation allowance(b):	36,191	86,694	2,595	(6,171)	119,309
Year Ended December 31, 2016
Allowance for doubtful accounts(a):	43,935	12,045	—	(4,060)	51,920
Deferred tax asset valuation allowance(b):	24,725	12,883	(67)	(1,350)	36,191

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.