Form 10-K/A
period 2018-12-31
FLOWSERVE CORP
filed 2019-02-22
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Flowserve Corporation (the “Company”) for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 20, 2019 (the “Original 10-K”), is being filed for the sole purpose of updating the consent in Exhibit 23.1 to reflect the correct date of the consent, which was inadvertently incorrect from the consent filed electronically as part of the Original Form 10-K.
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

_____________________________________________________________________________________________

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) All other documents and schedules have been omitted as they were not applicable to this Amendment No. 1.
3. Exhibits

Exhibit No.	Description

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

Exhibit No.	Description
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
10.10
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).*

10.11
Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

10.12
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.13
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) dated February 20, 2019).*

10.14
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) dated February 20, 2019).*

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

10.18
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.19
Flowserve Corporation Change In Control Severance Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2018).*

10.20
Flowserve Corporation Executive Officer Severance Plan, as amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) dated February 20, 2019).*

10.21
Flowserve Corporation Annual Incentive Plan, as amended and restated effective February 14, 2017 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2016).*

10.22
2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 14, 2017 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2016).*

10.23
Flowserve Financial Management Code of Ethics adopted by the Flowserve Corporation principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).

Exhibit No.	Description
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) dated February 20, 2019).
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019, formatted in XBRL includes: (i) Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, (iv) Consolidated Balance Sheets as of December 31, 2018 and 2017, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

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

5