Form 10-Q
period 2019-03-31
FLOWSERVE CORP
filed 2019-05-02
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

(972) 443-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1.25 Par Value	FLS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 24, 2019 there were 131,138,378 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2019	2018
Sales	$890,051	$919,954
Cost of sales	(595,975)	(648,521)
Gross profit	294,076	271,433
Selling, general and administrative expense	(205,154)	(229,176)
Net earnings from affiliates	2,309	3,168
Operating income	91,231	45,425
Interest expense	(14,031)	(14,879)
Interest income	2,023	1,639
Other income (expense), net	(3,140)	(7,155)
Earnings before income taxes	76,083	25,030
Provision for income taxes	(16,587)	(8,571)
Net earnings, including noncontrolling interests	59,496	16,459
Less: Net earnings attributable to noncontrolling interests	(2,235)	(1,316)
Net earnings attributable to Flowserve Corporation	$57,261	$15,143
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.44	$0.12
Diluted	0.44	0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2019	2018
Net earnings, including noncontrolling interests	$59,496	$16,459
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $2,682 and $(2,290), respectively	6,945	19,449
Pension and other postretirement effects, net of taxes of $(207) and $(314), respectively	1,217	(310)
Cash flow hedging activity	62	28
Other comprehensive income (loss)	8,224	19,167
Comprehensive income, including noncontrolling interests	67,720	35,626
Comprehensive income attributable to noncontrolling interests	(2,913)	(2,122)
Comprehensive income attributable to Flowserve Corporation	$64,807	$33,504

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$637,710	$619,683
Accounts receivable, net of allowance for doubtful accounts of $51,525 and $51,501, respectively	781,382	792,434
Contract assets, net	224,850	228,579
Inventories, net	680,191	633,871
Prepaid expenses and other	112,490	108,578
Total current assets	2,436,623	2,383,145
Property, plant and equipment, net of accumulated depreciation of $968,279 and $956,634, respectively	587,915	610,096
Operating lease right-of-use assets, net	198,656	—
Goodwill	1,191,706	1,197,640
Deferred taxes	47,745	44,682
Other intangible assets, net	186,290	190,550
Other assets, net	197,562	190,164
Total assets	$4,846,497	$4,616,277

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$398,052	$418,893
Accrued liabilities	405,633	391,406
Contract liabilities	207,742	202,458
Debt due within one year	72,197	68,218
Operating lease liabilities	37,807	—
Total current liabilities	1,121,431	1,080,975
Long-term debt due after one year	1,392,238	1,414,829
Operating lease liabilities	160,315	—
Retirement obligations and other liabilities	464,527	459,693
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	487,673	494,551
Retained earnings	3,575,014	3,543,007
Treasury shares, at cost – 45,969 and 46,237 shares, respectively	(2,037,586)	(2,049,404)
Deferred compensation obligation	7,107	7,117
Accumulated other comprehensive loss	(566,400)	(573,947)
Total Flowserve Corporation shareholders’ equity	1,686,799	1,642,315
Noncontrolling interests	21,187	18,465
Total equity	1,707,986	1,660,780
Total liabilities and equity	$4,846,497	$4,616,277

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED STOCKHOLDERS’ EQUITY STATEMENTS
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2019	176.793	$220,991	$494,551	$3,543,007	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,660,780
Stock activity under stock plans	—	—	(14,488)	—	268	11,818	—	—	—	(2,670)
Stock-based compensation	—	—	7,610	—	—	—	—	—	—	7,610
Net earnings	—	—	—	57,261	—	—	—	—	2,235	59,496
Cash dividends declared	—	—	—	(25,254)	—	—	—	—	—	(25,254)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	7,547	677	8,224
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(190)	(190)
Other, net	—	—	—	—	—	—	(10)	—	—	(10)
Balance — March 31, 2019	176.793	$220,991	$487,673	$3,575,014	(45,969)	$(2,037,586)	$7,107	$(566,400)	$21,187	$1,707,986

Balance — January 1, 2018	176.793	$220,991	$488,326	$3,503,947	(46,471)	$(2,059,558)	$6,354	$(505,473)	$16,367	$1,670,954
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	20,015	—	—	—	—	—	20,015
Stock activity under stock plans	—	—	(10,432)	—	198	8,538	—	—	—	(1,894)
Stock-based compensation	—	—	3,961	—	—	—	—	—	—	3,961
Net earnings	—	—	—	15,143	—	—	—	—	1,316	16,459
Cash dividends declared	—	—	—	(24,809)	—	—	—	—	—	(24,809)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	18,362	805	19,167
Purchase of shares from and dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(169)	(169)
Other, net	—	—	—	—	—	—	(138)	—	—	(138)
Balance — March 31, 2018	176.793	$220,991	$481,855	$3,514,296	(46,273)	$(2,051,020)	$6,216	$(487,111)	$18,319	$1,703,546
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2019	2018
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$59,496	$16,459
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	23,361	24,693
Amortization of intangible and other assets	4,105	4,220
Stock-based compensation	7,609	3,962
Foreign currency and other non-cash adjustments	(15,454)	(7,227)
Change in assets and liabilities:
Accounts receivable, net	8,174	41,850
Inventories, net	(49,478)	(48,599)
Contract assets, net	1,631	(64,402)
Prepaid expenses and other assets, net	(5,128)	203
Accounts payable	(15,399)	(59,645)
Contract liabilities	5,567	(3,870)
Accrued liabilities and income taxes payable	11,462	(32,583)
Retirement obligations and other	(652)	(2,024)
Net deferred taxes	3,225	6,236
Net cash flows provided (used) by operating activities	38,519	(120,727)
Cash flows – Investing activities:
Capital expenditures	(10,638)	(13,490)
Proceeds from disposal of assets and other	39,211	600
Net cash flows provided (used) by investing activities	28,573	(12,890)
Cash flows – Financing activities:
Payments on long-term debt	(15,000)	(15,000)
Proceeds under other financing arrangements	1,660	76
Payments under other financing arrangements	(2,484)	(4,198)
Payments related to tax withholding for stock-based compensation	(2,861)	(2,288)
Payments of dividends	(24,909)	(24,826)
Other	(192)	(619)
Net cash flows provided (used) by financing activities	(43,786)	(46,855)
Effect of exchange rate changes on cash	(5,279)	12,684
Net change in cash and cash equivalents	18,027	(167,788)
Cash and cash equivalents at beginning of period	619,683	703,445
Cash and cash equivalents at end of period	$637,710	$535,657

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2019, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2019 and 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report").
Resegmentation - We have determined that there are meaningful operational synergies and benefits to combining our previously reported Engineered Product Division ("EPD") and Industrial Product Division ("IPD") segments into one reportable segment, Flowserve Pump Division ("FPD"). During the quarter ended March 31, 2019 the reorganization was implemented and as a result we report our financial information reflecting two operating segment structure, FPD and Flow Control Division ("FCD"). The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance.
Accounting Developments
Pronouncements Implemented
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2016-02, “Leases (Topic 842),” ("New Lease Standard"). The New Lease Standard increases transparency and comparability by requiring lessees to recognize right-of-use (“ROU”) assets and lease liabilities for operating leases on their consolidated balance sheets. Additionally, expanded disclosures are required to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases.
We adopted the New Lease Standard effective January 1, 2019, utilizing the modified retrospective approach and have elected an initial application date of January 1, 2019. The adoption resulted in an increase to total assets and liabilities due to the recording of lease ROU assets and lease liabilities of approximately $210 million as of January 1, 2019. The adoption did not materially impact our condensed consolidated results of operations or cash flows. Refer to Note 4 for further discussion of our adoption of the New Lease Standard.
On July 13, 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests with a Scope Exception.” The ASU amends guidance in FASB Accounting Standards Codification ("ASC") 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of the ASU re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2018. Our adoption of ASU No. 2017-11 effective January 1, 2019 did not have an impact on our condensed consolidated financial condition and results of operations.
On August 28, 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Our adoption of ASU No. 2017-12 effective January 1, 2019 did not have an impact on our condensed consolidated financial condition and results of operations.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income (“AOCI”)." The ASU and its amendments were issued as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017. The amendments of this ASU address the available options to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change (or portion thereof) is recorded. Additionally, the ASU outlines the disclosure requirements for releasing income tax effects from AOCI. The ASU is effective for fiscal years beginning after December 15, 2018. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated comprehensive income to retained earnings.
In July 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Non-employee Share-based Payment Accounting." The amendments of this ASU apply to all share-based payment transactions to non-employees, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations, accounted under ASC 505-50, Equity-Based Payments to Non-Employees. Under the amendments of ASU 2018-07, most of the guidance on compensation to non-employees would be aligned with the requirements for shared based payments granted to employees, Topic 718. The ASU is effective for fiscal years beginning after December 15, 2018 . Early adoption is permitted. Our adoption of ASU No. 2018-07-12 effective January 1, 2019 did not have an impact on our condensed consolidated financial condition and results of operations.
Pronouncements Not Yet Implemented
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The ASU requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine our allowances for doubtful accounts with respect to accounts receivable and contract assets. The CECL model requires that we estimate our lifetime expected credit loss with respect to our receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors that influenced our estimate of expected credit losses and the reasons for those changes. The amendments of the ASU are effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of ASU No. 2016-13 on our consolidated financial condition and results of operations.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The ASU addresses how entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract. Per the amendments of the ASU, implementation costs incurred in a cloud computing arrangement that is a service contract should be accounted for in the same manner as implementation costs incurred to develop or obtain software for internal use as prescribed by guidance in ASC 350-40. The ASU requires that implementation costs incurred in a cloud computing arrangement be capitalized rather than expensed. Further, the ASU specifies the method for the amortization of costs incurred during implementation, and the manner in which the unamortized portion of these capitalized implementation costs should be evaluated for impairment. The ASU also provides guidance on how to present such implementation costs in the financial statements and also creates additional disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption of the ASU requirements is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of ASU No. 2018-15 on our consolidated financial condition and results of operations.
In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("VIEs")." The standard reduces the cost and complexity of financial reporting associated with VIEs. The new standard amends the guidance for determining whether a decision-making fee is a VIE.  The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety as currently required in GAAP. The amendments of this ASU are effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of ASU No. 2018-17 on our consolidated financial condition and results of operations.
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606." The ASU clarifies the interaction between the guidance for certain collaborative arrangements and the New Revenue Standard. The amendments of the ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the New Revenue Standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. Parts of the collaborative arrangement that are not in the purview of the revenue recognition standard should be presented separately. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-18 on our consolidated financial condition and results of operations.

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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 17% and 23% of total revenue for the three month periods ended March 31, 2019 and 2018, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 83% and 77% of total revenue for the three month periods ended March 31, 2019 and 2018, respectively. Refer to Note 2 to our consolidated financial statements included in our 2018 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:

•	FPD for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
Our revenue sources are derived from our original equipment manufacturing and our aftermarket sales and services. Our original equipment revenues are generally related to originally designed, manufactured, distributed and installed equipment that can range from pre-configured, short-cycle products to more customized, highly-engineered equipment ("Original Equipment"). Our aftermarket sales and services are derived from sales of replacement equipment, as well as maintenance, advanced diagnostic, repair and retrofitting services ("Aftermarket"). Each of our two business segments generate Original Equipment and Aftermarket revenues.

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2019
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$205,803	$214,047	$419,850
Aftermarket	402,956	67,245	470,201
	$608,759	$281,292	$890,051

	Three Months Ended March 31, 2018
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$254,083	$210,534	$464,617
Aftermarket	389,957	65,380	455,337
	$644,040	$275,914	$919,954

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended March 31, 2019
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$247,769	$135,177	$382,946
Latin America(1)	37,601	5,796	43,397
Middle East and Africa	74,366	22,891	97,257
Asia Pacific	113,948	57,192	171,140
Europe	135,075	60,236	195,311
	$608,759	$281,292	$890,051

	Three Months Ended March 31, 2018
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$258,875	$124,408	$383,283
Latin America(1)	41,467	5,669	47,136
Middle East and Africa	86,044	33,049	119,093
Asia Pacific	128,120	56,222	184,342
Europe	129,534	56,566	186,100
	$644,040	$275,914	$919,954

_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.

On March 31, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $516 million. We estimate recognition of approximately $366 million of this amount as revenue in the remainder of 2019 and an additional $150 million in 2020 and thereafter.
Revenue recognized for performance obligations satisfied (or partially satisfied) in prior periods for the three months ended March 31, 2019 and 2018 was not material.

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

The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2019:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2019	$228,579	10,967	$202,458	$1,370
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(73,417)	—
Increase due to revenue recognized in the period in excess of billings	155,444	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	78,078	—
Amounts transferred from contract assets to receivables	(154,817)	(2,202)	—	—
Currency effects and other, net	(4,356)	(19)	623	(12)
Ending balance, March 31, 2019	$224,850	$8,746	$207,742	$1,358
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	Dispositions
FPD Business Divestiture
On June 29, 2018, pursuant to a plan of sale approved by management, we executed an agreement to divest two FPD locations and associated product lines, including the related assets and liabilities.  This transaction did not meet the criteria for classification of assets held for sale as of June 30, 2018 due to a contingency that could have potentially impacted the final terms and/or timing of the divestiture. The sale transaction was completed on August 9, 2018. During the twelve months ended December 31, 2018, we recorded a pre-tax charge of $25.1 million, including a pre-tax charge of $17.4 million in the second quarter of 2018 and a loss on sale of the business of $7.7 million in the third quarter of 2018. The second quarter of 2018 pre-tax charge related to write-downs of inventory and long-lived assets to their estimated fair value, of which $7.7 million was recorded in cost of sales ("COS") and $9.7 million was recorded in selling, general and administrative ("SG&A").  The third quarter of 2018 pre-tax charge primarily related to working capital changes since the second quarter of 2018 and net cash transferred at the closing date of $3.7 million. The sale included a manufacturing facility in Germany and a related assembly facility in France. In 2017, net sales related to the business totaled approximately $42 million, although the business produced an operating loss in each of the last two fiscal years.

4.	Leases
We adopted the New Lease Standard effective January 1, 2019 utilizing the modified retrospective approach and have elected an initial application date of January 1, 2019. Adoption of the New Lease Standard resulted in an increase to total assets and liabilities due to the recording of lease ROU assets and lease liabilities of approximately $210 million as of January 1, 2019. Our adoption of the New Lease Standard included modification of certain accounting policies and practices, business processes, systems and controls in order to support compliance with the requirements.
We have elected the package of three practical expedients for transition, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct costs. We have elected the transition practical expedient to apply hindsight when determining the lease term and when assessing impairment of ROU assets at the adoption date, which allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception. We have certain land easements that have historically been accounted for as finite-lived intangible assets.  We have elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements as intangible assets.  Any new or modified land easements will be accounted for as leases under the New Lease Standard.

Presentation of Leases
We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of 1 year to 35 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is (or contains) a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we have elected the practical expedient to account for any non-lease components in the contract together with the related lease component in the same unit of account. For lease contracts containing more than one lease component, we allocate the contract consideration to each of the lease components on the basis of relative standalone prices in order to identify the lease payments for each lease component.
ROU assets and lease liabilities are recognized in our condensed consolidated balance sheets at the commencement date based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease.
Operating leases are included in operating lease right-of-use assets, net, other current liabilities and operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in property plant and equipment, debt due within one year and long-term debt due after one year in our condensed consolidated balance sheets.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our condensed consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our condensed consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of March 31, 2019 are immaterial.
We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated income statements as the obligation is incurred.
We have certain lease contracts where we provide a guarantee to the lessor that the value of an underlying asset will be at least a specified amount at the end of the lease. Estimated amounts expected to be paid for residual value guarantees are included in lease liabilities and ROU assets.
As of March 31, 2019, we had $34.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Other information related to our leases for the three months for the period ended March 31, 2019 is as follows:

(Amounts in thousands)
Operating Leases:
ROU assets recorded under operating leases	$208,045
Accumulated amortization associated with operating leases	(9,389)
Total operating leases ROU assets, net	$198,656

Liabilities recorded under operating leases (current)	$37,807
Liabilities recorded under operating leases (non-current)	160,315
Total operating leases liabilities	$198,122

Finance Leases:
ROU assets recorded under finance leases	$15,339
Accumulated depreciation associated with finance leases	(7,229)
Total finance leases ROU assets, net(1)	$8,110

Total finance leases liabilities(2)	$8,080

Operating Lease Costs:
Fixed lease expense(3)	$15,209
Variable lease expense(3)	1,575
Total operating lease expense	$16,784

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$1,157
Interest on lease liabilities(4)	78
Total finance lease expense	$1,235
_____________________
(1) Included in property plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

(Amounts in thousands, except lease term and discount rate)
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$16,736
Financing cash flows from finance leases(2)	1,124
ROU assets obtained in exchange for lease obligations:
Operating leases	2,922
Finance leases	3,580
Weighted average remaining lease term (in years)
Operating leases	9 years
Finance leases	3 years
Weighted average discount rate (percent)
Operating leases	4.5%
Finance leases	3.6%
_____________________
(1) Included in our condensed consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our condensed consolidated statement of cash flows, financing activities, payments under other financing arrangements

Future undiscounted lease payments under operating and finance leases as of March 31, 2019 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$39,503	$3,694
2020	37,280	3,381
2021	29,229	1,441
2022	23,537	651
2023	19,843	184
Thereafter	103,411	14
Total future minimum lease payments	$252,803	$9,365
Less: Imputed interest	(54,681)	(1,285)
Total	$198,122	$8,080

Other current liabilities	$37,807	$—
Operating lease liabilities	160,315	—
Debt due within one year	—	3,915
Long-term debt due after one year	—	4,165
Total	$198,122	$8,080

The future minimum lease payments as of December 31, 2018 were as follows:

2019		$68,443
2020		49,874
2021		38,446
2022		28,496
2023		21,473
Thereafter		66,518
Total future minimum lease payments		$273,250

5.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 1,535,244 were available for issuance as of March 31, 2019. In 2016, the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2019, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately one year. No stock options were granted during the three months ended March 31, 2019 and 2018. No stock options vested during the three months ended March 31, 2019 and 2018.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $45.7 million and $24.3 million at March 31, 2019 and December 31, 2018, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2019 and 2018 was $13.8 million and $10.7 million, respectively.
We recorded stock-based compensation expense of $6.0 million ($7.6 million pre-tax) and $3.1 million ($4.0 million pre-tax) for the three months ended March 31, 2019 and 2018, respectively. Performance-based shares granted in 2016 did not fully vest due to the unachievement of certain performance targets, resulting in 115,302 forfeited shares and a $4.5 million reduction of stock-based compensation expense for the three months ended March 31, 2019. Performance-based shares granted in 2015 did not vest due to performance targets not being achieved, resulting in 100,033 forfeited shares and a $5.4 million reduction of stock-based compensation expense for the three months ended March 31, 2018.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2019
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2019	1,530,214	$45.06
Granted	729,855	46.94
Vested	(326,919)	42.29
Forfeited	(127,888)	39.82
Outstanding as of March 31, 2019	1,805,262	$46.69

Unvested Restricted Shares outstanding as of March 31, 2019 included approximately 682,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units granted in 2017 and after have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most unvested units were granted in three annual grants since January 1, 2017 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,364,000 shares based on performance targets. As of March 31, 2019, we estimate vesting of approximately 682,000 shares based on expected achievement of performance targets.

6.	Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 7 to our consolidated financial statements included in our 2018 Annual Report and Note 8 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
Foreign exchange contracts with third parties had a notional value of $288.1 million and $280.9 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the length of foreign exchange contracts currently in place ranged from four days to 18 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2019	2018
Current derivative assets	$906	$535
Noncurrent derivative assets	—	5
Current derivative liabilities	2,878	3,285
Noncurrent derivative liabilities	104	2
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Gain (loss) recognized in income	$(1,281)	$(1,104)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other expense, net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 7 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other expense, net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three months ended March 31, 2019 and 2018.

7.	Debt
Debt, including finance lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2019	2018
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $3,539 and $3,914	$557,311	$569,536
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $2,425 and $2,589	497,575	497,411
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $2,090 and $2,192	297,910	297,808
Term Loan Facility, interest rate of 4.10% at March 31, 2019 and 4.30% at December 31, 2018, net of debt issuance costs of $187 and $249	89,813	104,751
Finance lease obligations and other borrowings	21,826	13,541
Debt and finance lease obligations	1,464,435	1,483,047
Less amounts due within one year	72,197	68,218
Total debt due after one year	$1,392,238	$1,414,829
Senior Credit Facility
As discussed in Note 11 to our consolidated financial statements included in our 2018 Annual Report, our amended credit agreement provides for an $195.0 million term loan (“Term Loan Facility”) and a $800.0 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of March 31, 2019 and December 31, 2018, we had no revolving loans outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $84.0 million and $92.9 million at March 31, 2019 and December 31, 2018, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $575.3 million and $513.7 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of March 31, 2019.
We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.20% (per annum) during the period ended March 31, 2019. During the three months ended March 31, 2019, we made scheduled repayments of $15.0 million under our Term Loan Facility. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan Facility.

8.	Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 6.
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 7. The estimated fair value of our Senior Notes at March 31, 2019 was $1,366.1 million compared to the carrying value of $1,352.8 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2019 and December 31, 2018.

9.	Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2019	2018
Raw materials	$324,935	$310,204
Work in process	242,181	191,660
Finished goods	186,739	205,814
Less: Excess and obsolete reserve	(73,664)	(73,807)
Inventories, net	$680,191	$633,871

10.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2019	2018
Net earnings of Flowserve Corporation	$57,261	$15,143
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$57,261	$15,143
Weighted average shares:
Common stock	130,962	130,713
Participating securities	20	48
Denominator for basic earnings per common share	130,982	130,761
Effect of potentially dilutive securities	550	334
Denominator for diluted earnings per common share	131,532	131,095
Earnings per common share:
Basic	$0.44	$0.12
Diluted	0.44	0.12

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
As previously disclosed in our 2018 Annual Report, in 2016 we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter, self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC, and continue to cooperate with the DOJ and SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and have completed our response to the subpoena.  We currently believe that this matter will not have a material adverse financial impact on the Company, but there can be no assurance that the Company will not be subjected to monetary penalties and additional costs.
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

12.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2019 and 2018 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2019	2018	2019	2018	2019	2018
Service cost	$5.6	$6.0	$1.5	$1.8	$—	$—
Interest cost	4.5	4.0	2.2	2.3	0.2	0.2
Expected return on plan assets	(6.5)	(6.5)	(1.9)	(2.2)	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Amortization of unrecognized net loss (gain)	0.9	1.4	0.7	0.9	(0.1)	(0.1)
Net periodic cost recognized	$4.5	$4.9	$2.6	$2.8	$0.1	$0.1

The components of net periodic cost for retirement and postretirement benefits other than service costs are included in other expense, net in our condensed consolidated statement of income.

13.	Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Dividends declared per share were $0.19 for both three months ending March 31, 2019 and 2018.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. We had no repurchases of shares of our outstanding common stock for both of the three months ended March 31, 2019 and 2018. As of March 31, 2019, we had $160.7 million of remaining capacity under our current share repurchase program.

14.	Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which significantly changed U.S. tax law. The Tax Reform Act, among other things, lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while implementing a modified territorial tax system. The Tax Reform Act also provides for two new anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provision and the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain future foreign earnings.
For the three months ended March 31, 2019, we earned $76.1 million before taxes and provided for income taxes of $16.6 million resulting in an effective tax rate of 21.8%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2019 primarily due to the BEAT provision and state tax, partially offset by the net impact of foreign operations.

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
As of March 31, 2019, the amount of unrecognized tax benefits decreased by $0.5 million from December 31, 2018. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2016, state and local income tax audits for years through 2012 or non-U.S. income tax audits for years through 2011. We are currently under examination for various years in Austria, Canada, France, Germany, India, Indonesia, Italy, Mexico, Netherlands, Philippines, Saudi Arabia, Singapore, Thailand, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $18.2 million within the next 12 months.

15.	Segment Information

In connection with the Flowserve 2.0 Transformation program discussed in Note 17, we have determined that there are meaningful operational synergies and benefits to combining our previously reported EPD and IPD segments into one reportable segment, FPD. During the quarter ended March 31, 2019 the reorganization was implemented and as a result we report our financial information reflecting two operating segment structure, FPD and FCD. The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$608,759	$281,292	$890,051	$—	$890,051
Intersegment sales	650	828	1,478	(1,478)	—
Segment operating income (loss)	80,463	44,421	124,884	(33,653)	91,231

Three Months Ended March 31, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$644,040	$275,914	$919,954	$—	$919,954
Intersegment sales	409	1,319	1,728	(1,728)	—
Segment operating income (loss)	34,705	33,889	68,594	(23,169)	45,425

16.	Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2019 and 2018:

	2019				2018
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(447,925)	$(120,647)	$(858)	$(569,430)	$(384,779)	$(115,755)	$(1,090)	$(501,624)
Other comprehensive income (loss) before reclassifications	6,945	(269)	62	6,738	19,449	(2,022)	28	17,455
Amounts reclassified from AOCL	—	1,486	—	1,486	—	1,712	—	1,712
Net current-period other comprehensive income (loss)	6,945	1,217	62	8,224	19,449	(310)	28	19,167
Balance - March 31	$(440,980)	$(119,430)	$(796)	$(561,206)	$(365,330)	$(116,065)	$(1,062)	$(482,457)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.5 million and $3.8 million for January1, 2019 and 2018, respectively, and $5.2 million and $4.7 million at March 31, 2019 and 2018, respectively. Includes net investment hedge losses of $12.2 million and $33.7 million, net of deferred taxes, at March 31, 2019 and 2018, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2019(1)	2018(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(1,555)	$(2,195)
Prior service costs(2)	Other income (expense), net	(138)	(81)
	Tax benefit	207	564
	Net of tax	$(1,486)	$(1,712)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.

17.	Realignment and Transformation Programs
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (primarily professional services, project management and related travel expenses). For the three months ended March 31, 2019 and 2018, we incurred Flowserve 2.0 Transformation related expenses of $8.4 million and $0.5 million, respectively, primarily consisting of professional services and project management costs recorded in SG&A. We are currently evaluating the total investment in the various initiatives associated with this program.

In 2015, we initiated realignment programs to better align costs and improve long-term efficiency, including manufacturing optimization through the consolidation of facilities, reduction in our workforce and divestiture of certain non-strategic assets (the “Realignment Programs”).  The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. These Realignment Programs have been substantially completed as of December 31, 2018. We estimate that the total investment in these programs will be approximately $350 million. As of March 31, 2019, we have incurred charges of $335.8 million since the inception of the programs.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment and Flowserve 2.0 Transformation Programs charges:

	Three Months Ended March 31, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$2,622	$456	$3,078	$—	$3,078
SG&A(1)	(18,471)	338	(18,133)	—	(18,133)
	$(15,849)	$794	$(15,055)	$—	$(15,055)
Non-Restructuring Charges
COS	$2,396	$26	$2,422	$—	$2,422
SG&A	174	—	174	529	703
	$2,570	$26	$2,596	$529	$3,125
Total Realignment Charges
COS	$5,018	$482	$5,500	$—	$5,500
SG&A	(18,297)	338	(17,959)	529	$(17,430)
Total	$(13,279)	$820	$(12,459)	$529	$(11,930)

Transformation Charges
SG&A	$—	$—	$—	$8,413	$8,413
	$—	$—	$—	$8,413	$8,413

Total Realignment and Transformation Charges
COS	$5,018	$482	$5,500	$—	$5,500
SG&A	(18,297)	338	(17,959)	8,942	(9,017)
Total	$(13,279)	$820	$(12,459)	$8,942	$(3,517)
______________________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

	Three Months Ended March 31, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,218	$1,746	$2,964	$—	$2,964
SG&A	(42)	229	187	—	187
	$1,176	$1,975	$3,151	$—	$3,151
Non-Restructuring Charges
COS	$4,029	$163	$4,192	$—	$4,192
SG&A	2,902	198	3,100	1,031	4,131
	$6,931	$361	$7,292	$1,031	$8,323
Total Realignment Charges
COS	$5,247	$1,909	$7,156	$—	$7,156
SG&A	2,860	427	3,287	1,031	$4,318
Total	$8,107	$2,336	$10,443	$1,031	$11,474

Transformation Charges
SG&A	$—	$—	$—	$500	$500
	$—	$—	$—	$500	$500

Total Realignment and Transformation Charges
COS	$5,247	$1,909	$7,156	$—	$7,156
SG&A	2,860	$427	$3,287	$1,531	$4,818
Total	$8,107	$2,336	$10,443	$1,531	$11,974

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$111,664	$27,481	$139,145	$—	$139,145
SG&A	18,439	9,793	28,232	317	28,549
Income tax expense(1)	18,700	1,800	20,500	—	20,500
	$148,803	$39,074	$187,877	$317	$188,194
Non-Restructuring Charges
COS	$70,880	$13,744	$84,624	$8	$84,632
SG&A	39,478	7,512	46,990	16,031	63,021
	$110,358	$21,256	$131,614	$16,039	$147,653
Total Realignment Charges
COS	$182,544	$41,225	$223,769	$8	$223,777
SG&A	57,917	17,305	75,222	16,348	91,570
Income tax expense(1)	18,700	1,800	20,500	—	20,500
Total	$259,161	$60,330	$319,491	$16,356	$335,847
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
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended March 31, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$1,679	$39	$233	$1,127	$3,078
SG&A(1)	316	—	(18,502)	53	(18,133)
Total	$1,995	$39	$(18,269)	$1,180	$(15,055)
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

	Three Months Ended March 31, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$1,107	$—	$481	$1,376	$2,964
SG&A	(191)	—	—	378	187
Total	$916	$—	$481	$1,754	$3,151

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$86,839	$946	$24,568	$26,792	$139,145
SG&A	32,061	43	(16,813)	13,258	28,549
Income tax expense(1)	—	—	—	20,500	20,500
Total	$118,900	$989	$7,755	$60,550	$188,194
_______________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the three months ended March 31, 2019 and 2018:

(Amounts in thousands)	2019	2018
Balance at December 31	$11,927	$39,230
Charges, net of adjustments	3,213	2,670
Cash expenditures	(3,221)	(5,471)
Other non-cash adjustments, including currency	(314)	(663)
Balance at March 31	$11,605	$35,766

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2018 Annual Report.
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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 170 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.

Our operations are conducted through two business segments that are referenced throughout this MD&A:

•	FPD for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform, which is further discussed in Note 17 to our condensed consolidated financial statements included in this Quarterly Report.
In connection with the Flowserve 2.0 Transformation, we have determined that there are meaningful operational synergies and benefits to combine our previously reported EPD and IPD segments into one reportable segment, FPD. The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. The reorganization of the segments was implemented during the quarter ended March 31, 2019 and prior periods presentations were retrospectively adjusted to conform to the new reportable segment composition.  This change had no impact on our historical consolidated financial position or results of operations.  Please refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion regarding the segment combination.
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
Over the past several quarters we have experienced a stabilization in business conditions and are continuing to gain traction and momentum in certain of our key markets.  With continued stability in oil prices, at improved levels beginning in the second half of 2017, our large-project business is showing signs of recovery and we anticipate that customers will continue to increase maintenance and short cycle investment during 2019.

RESULTS OF OPERATIONS — Three months ended March 31, 2019 and 2018

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (e.g., professional services, project management and related travel and expense). For the three months ended March 31, 2019 and 2018 we incurred Flowserve 2.0 Transformation related expenses of $8.4 million and $0.5 million, respectively, primarily consisting of professional services and project management costs recorded in SG&A. We are currently evaluating the total investment in and financial benefits of the various initiatives associated with this program.
The Realignment Programs, initiated in 2015, as discussed Note 17 to our condensed consolidated financial statements included in this Quarterly Report, were substantially complete as of December 31, 2018, with an estimated total investment in these programs of approximately $350 million.
The total charges for Realignment Programs and Flowserve 2.0 Transformation by segment are detailed below for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$5,018	$482	$5,500	$—	$5,500
SG&A(1)	(18,297)	338	(17,959)	8,942	(9,017)
Total	$(13,279)	$820	$(12,459)	$8,942	$(3,517)
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

	Three Months Ended March 31, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$5,247	$1,909	$7,156	$—	$7,156
SG&A	2,860	427	3,287	1,531	4,818
Total	$8,107	$2,336	$10,443	$1,531	$11,974

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Bookings	$1,066.8	$928.5
Sales	890.1	920.0

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2019 increased by $138.3 million, or 14.9%, as compared with the same period in 2018. The increase included negative currency effects of approximately $40 million. The increase was driven by higher bookings in the oil and gas, chemical and water management industries, partially offset by decreased bookings in the general industries. The increase was primarily driven by customer original equipment bookings. The three months ended March 31, 2018 included bookings of approximately $14 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018.
Sales for the three months ended March 31, 2019 decreased by $29.9 million, or 3.3%, as compared with the same period in 2018. The decrease included negative currency effects of approximately $33 million. The decrease was driven by original equipment sales, with decreased sales into the Middle East, Asia Pacific and Latin America, partially offset by increased sales into Europe and Africa. The three months ended March 31, 2018 included sales of approximately $11 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Net sales to international customers, including export sales from the U.S., were approximately 61% and 63% of total sales for the three months ended March 31, 2019 and 2018, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations, and currency effects. Backlog of $2,065.0 million at March 31, 2019 increased by $173.4 million, or 9.2%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $11 million. Approximately 36% of the backlog at March 31, 2019 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $516 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018
Gross profit	$294.1	$271.4
Gross profit margin	33.0%	29.5%

Gross profit for the three months ended March 31, 2019 increased by $22.7 million, or 8.4%, as compared with the same period in 2018. Gross profit margin for the three months ended March 31, 2019 of 33.0% increased from 29.5% for the same period in 2018. The increase in gross profit margin was primarily attributed to the favorable impact of revenue recognized on higher margin projects, sales mix shift to higher margin aftermarket sales and improvements in operational efficiency. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 49% of total sales for the same period in 2018.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018
SG&A	$205.2	$229.2
SG&A as a percentage of sales	23.1%	24.9%

SG&A for the three months ended March 31, 2019 decreased by $24.0 million, or 10.5%, as compared with the same period in 2018. Currency effects yielded a decrease of approximately $7 million. SG&A as a percentage of sales for the three months ended March 31, 2019 decreased 180 basis points as compared with the same period in 2018 primarily due to gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs, partially offset by increased charges related to our Flowserve 2.0 Transformation program.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Net earnings from affiliates	$2.3	$3.2

Net earnings from affiliates for the three months ended March 31, 2019 decreased $0.9 million, or 28.1%, as compared with the same period in 2018. The decrease was primarily a result of decreased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018
Operating income	$91.2	$45.4
Operating income as a percentage of sales	10.2%	4.9%

Operating income for the three months ended March 31, 2019 increased by $45.8 million, or 100.9%, as compared with the same period in 2018. The increase included negative currency effects of approximately $5 million. The increase was primarily a result of the $24.0 million decrease in SG&A and the $22.7 million increase in gross profit.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Interest expense	$(14.0)	$(14.9)
Interest income	2.0	1.6

Interest expense and interest income for the three months ended March 31, 2019 decreased $0.9 million and increased $0.4 million, respectively, as compared with the same period in 2018. The decrease in interest expense was primarily attributable to lower borrowings in 2019 and currency impacts on interest expense associated with our outstanding Euro-denominated senior notes, as compared to the same period in 2018. The increase in interest income was primarily attributable to higher average cash balances compared with same period in 2018.

Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Other income (expense), net	$(3.1)	$(7.2)

Other income (expense), net for the three months ended March 31, 2019 decreased $4.1 million, due primarily to a $5.2 million decrease in losses from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Japanese yen, Mexican peso, Indian rupee and Euro in relation to the U.S. dollar during the three months ended March 31, 2019, as compared with the same period in 2018.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018
Provision for income taxes	$16.6	$8.6
Effective tax rate	21.8%	34.2%

The effective tax rate of 21.8% for the three months ended March 31, 2019 decreased from 34.2% for the same period in 2018. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2019 primarily due to the BEAT provision and state tax, partially offset by the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2018 primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Other comprehensive income (loss)	$8.2	$19.2

Other comprehensive income for the three months ended March 31, 2019 decreased $11.0 million as compared with the same period in 2018. The decreased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan and Indian rupee versus the U.S. dollar during the three months ended March 31, 2019, as compared with the same period in 2018.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 40 countries with 41 manufacturing facilities worldwide, 14 of which are located in Europe, 13 in North America, 8 in Asia and six in Latin America, and it operates 144 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018
Bookings	$750.2	$604.2
Sales	609.4	644.4
Gross profit	200.6	183.3
Gross profit margin	32.9%	28.4%
SG&A	122.4	151.8
Segment operating income	80.5	34.7
Segment operating income as a percentage of sales	13.2%	5.4%

Bookings for the three months ended March 31, 2019 increased by $146.0 million, or 24.2%, as compared with the same period in 2018. The increase included negative currency effects of approximately $29 million. The increase in customer bookings was driven by the oil and gas, chemical, general industries and water management industries, partially offset by decreased bookings in the power generation industry. The three months ended March 31, 2018 included bookings of approximately $14 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Increased customer bookings of $72.0 million into North America, $46.3 million into Asia Pacific and $34.3 million into the Middle East were partially offset by decreased customer bookings of $14.5 million into Europe and $3.1 million into Africa. The increase was more heavily-weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $0.9 million compared to the same period in 2018.
Sales for the three months ended March 31, 2019 decreased $35.0 million, or 5.4%, as compared with the same period in 2018. The decrease included negative currency effects of approximately $24 million. The three months ended March 31, 2018 included sales of approximately $11 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. The decrease was primarily driven by original equipment sales. Customer sales decreased $19.5 million into the Middle East, $14.3 million into Asia Pacific, $11.4 million into North America and $3.9 million into Latin America, partially offset by increased sales of $7.7 million into Africa and $5.7 million into Europe. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) were relatively flat when compared to the same period in 2018.
Gross profit for the three months ended March 31, 2019 increased by $17.3 million, or 9.4%, as compared with the same period in 2018. Gross profit margin for the three months ended March 31, 2019 of 32.9% increased from 28.4% for the same period in 2018. The increase in gross profit margin was primarily attributable to revenue recognized on higher margin projects, sales mix shift to higher margin aftermarket sales and improvements in operational efficiency, partially offset by the unfavorable impact of decreased sales on our absorption of fixed manufacturing costs.
SG&A for the three months ended March 31, 2019 decreased by $29.4 million, or 19.4%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $4 million. The decrease in SG&A is primarily due to gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs and favorable impacts on SG&A due to the two FPD locations and associated product lines that were divested in the third quarter of 2018.
Operating income for the three months ended March 31, 2019 increased by $45.8 million, or 132.0%, as compared with the same period in 2018. The increase included negative currency effects of approximately $5 million. The increase was primarily due to the $17.3 million increase in gross profit and the $29.4 million decrease in SG&A.
Backlog of $1,423.5 million at March 31, 2019 increased by $137.3 million, or 10.7%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $7 million. Backlog at March 31, 2019 and December 31, 2018 included $3.2 million and $2.9 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 47 manufacturing facilities and QRCs in 21 countries around the world, with five of its 21 manufacturing operations located in the U.S., ten located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2019	2018
Bookings	$319.8	$327.3
Sales	282.1	277.2
Gross profit	97.7	88.2
Gross profit margin	34.6%	31.8%
SG&A	53.3	54.3
Segment operating income	44.4	33.9
Segment operating income as a percentage of sales	15.7%	12.2%

Bookings for the three months ended March 31, 2019 decreased by $7.5 million, or 2.3%, as compared with the same period in 2018. Bookings included negative currency effects of approximately $11 million. Decreased customer bookings in the general industries were partially offset by increased bookings in the power generation, chemical, water management and oil and gas industries. Decreased customer bookings of $8.0 million into Europe, $6.9 million into North America and $4.3 million into Asia Pacific were partially offset by increased bookings of $14.8 million into Africa. The decrease was driven by both decreased customer original equipment and aftermarket bookings.
Sales for the three months ended March 31, 2019 increased $4.9 million, or 1.8%, as compared with the same period in 2018. The increase included negative currency effects of approximately $10 million. Increased sales were more heavily weighed towards original equipment sales. The increase was primarily driven by increased customer sales of $10.0 million into North America, $3.6 million into Europe and $0.6 million into Asia Pacific, substantially offset by decreased sales of $7.8 million into the Middle East and $2.6 million into Africa.
Gross profit for the three months ended March 31, 2019 increased by $9.5 million, or 10.8%, as compared with the same period in 2018. Gross profit margin for the three months ended March 31, 2019 of 34.6% increased from 31.8% for the same period in 2018. The increase in gross profit margin was primarily attributable to the favorable impact of increased sales on our absorption of fixed manufacturing costs, favorable mix shift within original equipment and decreased charges and increased savings related to our Realignment Programs as compared to the same period in 2018.
SG&A for the three months ended March 31, 2019 decreased by $1 million, or 1.8%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $2 million. The decrease in SG&A was primarily driven by the reversal of previously reserved bad debt associated with the favorable settlement of the bankruptcy claim.

Operating income for the three months ended March 31, 2019 increased by $10.5 million, or 31.0%, as compared with the same period in 2018. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $9.5 million increase in gross profit.
Backlog of $645.8 million at March 31, 2019 increased by $37.4 million, or 6.1%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $4 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Net cash flows provided (used) by operating activities	$38.5	$(120.7)
Net cash flows provided (used) by investing activities	28.6	(12.9)
Net cash flows provided (used) by financing activities	(43.8)	(46.9)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2019 was $637.7 million, as compared with $619.7 million at December 31, 2018.
Our cash balance increased by $18.0 million to $637.7 million at March 31, 2019, as compared with December 31, 2018. The cash provided during the first three months of 2019 included $38.9 million of proceeds from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs, $24.9 million in dividend payments and $15.0 million of payments on long-term debt.
For the three months ended March 31, 2019, our cash provided by operating activities was $38.5 million, as compared to cash used by operating activities of $120.7 million for the same period in 2018. Cash flow provided by working capital increased for the three months ended March 31, 2019, due primarily to improved cash flow related to accrued liabilities and income taxes payable, contract assets, contract liabilities and accounts payable, partially offset by decreased cash provided by accounts receivable, net.
Decreases in accounts receivable provided $8.2 million of cash flow for the three months ended March 31, 2019, as compared to cash provided of $41.9 million for the same period in 2018. As of March 31, 2019, our days’ sales outstanding ("DSO") was 79 days as compared with 76 days as of March 31, 2018.
Decreases in contract assets provided $1.6 million of cash flow for the three months ended March 31, 2019, as compared to cash flow used of $64.4 million for the three months ended March 31, 2018.
Increases in inventory used $49.5 million and $48.6 million of cash flow for the three months ended March 31, 2019 and March 31, 2018, respectively. Inventory turns were 3.5 times at March 31, 2019, compared with 3.7 times for the same period in 2018.
Decreases in accounts payable used $15.4 million of cash flow for the three months ended March 31, 2019 as compared with $59.6 million for the same period in 2018. Increases in accrued liabilities and income taxes payable provided $11.5 million of cash flow for the three months ended March 31, 2019, as compared with a use of $32.6 million for the same period in 2018.
Cash flows provided by investing activities during the three months ended March 31, 2019 were $28.6 million, as compared with cash used of $12.9 million for the same period in 2018. Capital expenditures during the three months ended March 31, 2019 were $10.6 million, a decrease of $2.9 million as compared with the same period in 2018. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades, and cost reduction opportunities. In 2019, total capital expenditures are expected to be between $90 million and $100 million. In addition, proceeds from disposal of assets provided $39.2 million during the three months ended March 31, 2019, due primarily to the sale of non-strategic manufacturing facilities that are included in our Realignment Programs.
Cash flows used by financing activities during the three months ended March 31, 2019 were $43.8 million, as compared with $46.9 million for the same period in 2018. Cash outflows during the three months ended March 31, 2019 resulted primarily from $24.9 million of dividend payments and $15.0 million of payments on long-term debt.

Our Senior Credit Facility matures in October 2020. Approximately 50% of our outstanding Term Loan Facility is due to mature in the remainder of 2019 and approximately 50% in 2020. As of March 31, 2019, we had an available capacity of $575.3 million on our $800.0 million Revolving Credit Facility. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Revolving Credit Facility is committed and held by a diversified group of financial institutions.
During the three months ended March 31, 2019 and 2018, we made no cash contributions to our U.S. pension plan. At December 31, 2018 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2019, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization, of which as of March 31, 2019, we have $160.7 million of remaining capacity. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 11 to our consolidated financial statements included in our 2018 Annual Report and Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and covenants related to our Senior Credit Facility. We were in compliance with all applicable covenants under our Senior Credit Facility as of March 31, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2019, include:

•Revenue Recognition;

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

•
if we are not able to successfully execute and realize the expected financial benefits from our strategic transformation, realignment and other cost-saving initiatives, our business could be adversely affected;

•	risks associated with cost overruns on fixed fee projects and in accepting customer orders for large complex custom engineered products;

•	the substantial dependence of our sales on the success of the oil and gas, chemical, power generation and water management industries;

•	the adverse impact of volatile raw materials prices on our products and operating margins;

•
economic, political and other risks associated with our international operations, including military actions, trade embargoes or changes to tariffs or trade agreements that could affect customer markets, particularly North African, Russian and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

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

•	the recording of increased deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results;

•	risks and potential liabilities associated with cyber security threats; and

•	ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2018 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At March 31, 2019, we had $90.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 4.10%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by less than $1 million for the three months ended March 31, 2019.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains associated with foreign currency translation of $6.9 million and $19.4 million for the three months March 31, 2019 and 2018, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of March 31, 2019, we had a U.S. dollar equivalent of $288.1 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $280.9 million at December 31, 2018. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $2.7 million and $8.0 million for the three months ended March 31, 2019 and 2018, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2019, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2019 would have impact our net earnings by approximately $4 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2018 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
There have been no material changes in risk factors discussed in our 2018 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2018 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2019, we had no repurchases of common shares. As of March 31, 2019, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2019:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	243	(1)	$42.92	—	$160.7
February 1 - 28	57,207	(1)	44.21	—	160.7
March 1 - 31	15,170	(2)	44.69	—	160.7
Total	72,620		$44.31	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 13,831 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $44.86, and 1,339 shares purchased at a price of $42.92 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

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
_______________________
+     Filed herewith.
++ Furnished herewith.
* Management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	May 2, 2019	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2019	/s/ Lee S. Eckert
Lee S. Eckert
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)