Form 10-Q
period 2019-06-30
FLOWSERVE CORP
filed 2019-07-31
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           to          .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York			31-0267900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300,	Irving,	Texas	75039
(Address of principal executive offices)			(Zip Code)

	972	-	443-6500
(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol			Name of Each Exchange on Which Registered
Common Stock, $1.25 Par Value	FLS			New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2019 there were 131,170,103 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2019 and 2018 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2019 and 2018 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2019 and December 31, 2018 (unaudited)	3
Condensed Consolidated Statements of Stockholders' Equity – Three Months Ended June 30, 2019 and 2018 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Six Months Ended June 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other information	45
Item 6. Exhibits	45
SIGNATURES	46
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2019	2018
Sales	$990,084	$973,129
Cost of sales	(672,051)	(687,072)
Gross profit	318,033	286,057
Selling, general and administrative expense	(223,676)	(240,791)
Net earnings from affiliates	3,661	1,445
Operating income	98,018	46,711
Interest expense	(14,013)	(14,939)
Interest income	2,218	1,330
Other income (expense), net	(3,336)	(4,770)
Earnings before income taxes	82,887	28,332
Provision for income taxes	(22,413)	(13,545)
Net earnings, including noncontrolling interests	60,474	14,787
Less: Net earnings attributable to noncontrolling interests	(2,302)	(1,567)
Net earnings attributable to Flowserve Corporation	$58,172	$13,220
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.44	$0.10
Diluted	0.44	0.10

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2019	2018
Net earnings, including noncontrolling interests	$60,474	$14,787
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(1,492) and $7,079, respectively	(2,848)	(60,997)
Pension and other postretirement effects, net of taxes of $(222) and $(274), respectively	2,186	5,817
Cash flow hedging activity	43	97
Other comprehensive income (loss)	(619)	(55,083)
Comprehensive income, including noncontrolling interests	59,855	(40,296)
Comprehensive income attributable to noncontrolling interests	(2,290)	(1,571)
Comprehensive income attributable to Flowserve Corporation	$57,565	$(41,867)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2019	2018
Sales	$1,880,135	$1,893,083
Cost of sales	(1,268,026)	(1,335,593)
Gross profit	612,109	557,490
Selling, general and administrative expense	(428,830)	(469,966)
Net earnings from affiliates	5,970	4,613
Operating income	189,249	92,137
Interest expense	(28,044)	(29,818)
Interest income	4,241	2,968
Other income (expense), net	(6,476)	(11,925)
Earnings before income taxes	158,970	53,362
Provision for income taxes	(38,999)	(22,116)
Net earnings, including noncontrolling interests	119,971	31,246
Less: Net earnings attributable to noncontrolling interests	(4,538)	(2,883)
Net earnings attributable to Flowserve Corporation	$115,433	$28,363
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.88	$0.22
Diluted	0.88	0.22

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2019	2018
Net earnings, including noncontrolling interests	$119,971	$31,246
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $1,190 and $4,788, respectively	4,097	(41,548)
Pension and other postretirement effects, net of taxes of $(429) and $(587), respectively	3,403	5,507
Cash flow hedging activity	105	125
Other comprehensive income (loss)	7,605	(35,916)
Comprehensive income, including noncontrolling interests	127,576	(4,670)
Comprehensive income attributable to noncontrolling interests	(5,203)	(3,693)
Comprehensive income attributable to Flowserve Corporation	$122,373	$(8,363)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$596,470	$619,683
Accounts receivable, net of allowance for doubtful accounts of $53,251 and $51,501, respectively	806,724	792,434
Contract assets, net	215,440	228,579
Inventories, net	680,898	633,871
Prepaid expenses and other	109,792	108,578
Total current assets	2,409,324	2,383,145
Property, plant and equipment, net of accumulated depreciation of $992,196 and $956,634, respectively	590,213	610,096
Operating lease right-of-use assets, net	189,966	—
Goodwill	1,195,116	1,197,640
Deferred taxes	54,576	44,682
Other intangible assets, net	183,113	190,550
Other assets, net	198,901	190,164
Total assets	$4,821,209	$4,616,277

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$402,118	$418,893
Accrued liabilities	339,297	391,406
Contract liabilities	209,689	202,458
Debt due within one year	71,495	68,218
Operating lease liabilities	36,272	—
Total current liabilities	1,058,871	1,080,975
Long-term debt due after one year	1,386,475	1,414,829
Operating lease liabilities	153,401	—
Retirement obligations and other liabilities	472,674	459,693
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	493,037	494,551
Retained earnings	3,607,928	3,543,007
Treasury shares, at cost – 45,943 and 46,237 shares, respectively	(2,036,857)	(2,049,404)
Deferred compensation obligation	8,219	7,117
Accumulated other comprehensive loss	(567,007)	(573,947)
Total Flowserve Corporation shareholders’ equity	1,726,311	1,642,315
Noncontrolling interests	23,477	18,465
Total equity	1,749,788	1,660,780
Total liabilities and equity	$4,821,209	$4,616,277

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — April 1, 2019	176.793	$220,991	$487,673	$3,575,014	(45,969)	$(2,037,586)	$7,107	$(566,400)	$21,187	$1,707,986
Stock activity under stock plans	—	—	(2,382)	—	26	729	—	—	—	(1,653)
Stock-based compensation	—	—	7,746	—	—	—	—	—	—	7,746
Net earnings	—	—	—	58,172	—	—	—	—	2,302	60,474
Cash dividends declared	—	—	—	(25,258)	—	—	—	—	—	(25,258)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(607)	(12)	(619)
Other, net	—	—	—	—	—	—	1,112	—	—	1,112
Balance — June 30, 2019	176.793	$220,991	$493,037	$3,607,928	(45,943)	$(2,036,857)	$8,219	$(567,007)	$23,477	$1,749,788

Balance — April 1, 2018	176.793	$220,991	$481,855	$3,514,296	(46,273)	$(2,051,020)	$6,216	$(487,111)	$18,319	$1,703,546
Stock activity under stock plans	—	—	(2,812)	—	32	1,472	—	—	—	(1,340)
Stock-based compensation	—	—	4,434	—	—	—	—	—	—	4,434
Net earnings	—	—	—	13,220	—	—	—	—	1,567	14,787
Cash dividends declared	—	—	—	(25,136)	—	—	—	—	—	(25,136)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(55,087)	4	(55,083)
Other, net	—	—	—	(374)	—	—	717	—	—	343
Balance — June 30, 2018	176.793	$220,991	$483,477	$3,502,006	(46,241)	$(2,049,549)	$6,933	$(542,198)	$19,891	$1,641,551
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2019	176.793	$220,991	$494,551	$3,543,007	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,660,780
Stock activity under stock plans	—	—	(16,869)	—	294	12,547	—	—	—	(4,322)
Stock-based compensation	—	—	15,355	—	—	—	—	—	—	15,355
Net earnings	—	—	—	115,433	—	—	—	—	4,538	119,971
Cash dividends declared	—	—	—	(50,512)	—	—	—	—	—	(50,512)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	6,940	665	7,605
Other, net	—	—	—	—	—	—	1,102	—	(191)	911
Balance — June 30, 2019	176.793	$220,991	$493,037	$3,607,928	(45,943)	$(2,036,857)	$8,219	$(567,007)	$23,477	$1,749,788

Balance — January 1, 2018	176.793	$220,991	$488,326	$3,503,947	(46,471)	$(2,059,558)	$6,354	$(505,473)	$16,367	$1,670,954
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	19,642	—	—	—	—	—	19,642
Stock activity under stock plans	—	—	(13,244)	—	230	10,009	—	—	—	(3,235)
Stock-based compensation	—	—	8,395	—	—	—	—	—	—	8,395
Net earnings	—	—	—	28,363	—	—	—	—	2,883	31,246
Cash dividends declared	—	—	—	(49,946)	—	—	—	—	—	(49,946)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(36,725)	809	(35,916)
Other, net	—	—	—	—	—	—	579	—	(168)	411
Balance — June 30, 2018	176.793	$220,991	$483,477	$3,502,006	(46,241)	$(2,049,549)	$6,933	$(542,198)	$19,891	$1,641,551
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2019	2018
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$119,971	$31,246
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	46,666	49,169
Amortization of intangible and other assets	8,003	8,467
Stock-based compensation	15,354	8,395
Foreign currency and other non-cash adjustments	(20,206)	35,037
Change in assets and liabilities:
Accounts receivable, net	(13,445)	(32,235)
Inventories, net	(47,610)	(57,414)
Contract assets, net	12,432	(48,907)
Prepaid expenses and other assets, net	4,949	2,353
Accounts payable	(20,660)	(10,550)
Contract liabilities	6,744	(384)
Accrued liabilities and income taxes payable	(56,935)	(44,756)
Retirement obligations and other	(6,824)	4,478
Net deferred taxes	911	(1,636)
Net cash flows provided (used) by operating activities	49,350	(56,737)
Cash flows – Investing activities:
Capital expenditures	(25,267)	(31,747)
Proceeds from disposal of assets and other	40,302	908
Net cash flows provided (used) by investing activities	15,035	(30,839)
Cash flows – Financing activities:
Payments on long-term debt	(30,000)	(30,000)
Proceeds under other financing arrangements	1,699	2,253
Payments under other financing arrangements	(5,124)	(6,282)
Payments related to tax withholding for stock-based compensation	(3,441)	(2,931)
Payments of dividends	(49,772)	(49,681)
Other	(190)	(607)
Net cash flows provided (used) by financing activities	(86,828)	(87,248)
Effect of exchange rate changes on cash	(770)	(11,179)
Net change in cash and cash equivalents	(23,213)	(186,003)
Cash and cash equivalents at beginning of period	619,683	703,445
Cash and cash equivalents at end of period	$596,470	$517,442

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2019, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report").
Resegmentation - We have determined that there are meaningful operational synergies and benefits to combining our previously reported Engineered Product Division ("EPD") and Industrial Product Division ("IPD") segments into one reportable segment, Flowserve Pump Division ("FPD"). During the first quarter of 2019, we implemented a reorganization of our operating segments and as a result we report our financial information reflecting two operating segments, FPD and Flow Control Division ("FCD"). The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance.
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
We adopted the New Lease Standard effective January 1, 2019, utilizing the modified retrospective approach and elected an initial application date of January 1, 2019. The adoption resulted in an increase to total assets and liabilities due to the recording of lease ROU assets and lease liabilities of approximately $210 million as of January 1, 2019. The adoption did not materially impact our condensed consolidated results of operations or cash flows. Refer to Note 4 for further discussion of our adoption of the New Lease Standard.
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
In July 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Non-employee Share-based Payment Accounting." The amendments of this ASU apply to all share-based payment transactions to non-employees, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations, accounted under ASC 505-50, Equity-Based Payments to Non-Employees. Under the amendments of ASU 2018-07, most of the guidance on compensation to non-employees would be aligned with the requirements for shared based payments granted to employees, Topic 718. The ASU is effective for fiscal years beginning after December 15, 2018. Our adoption of ASU No. 2018-07-12 effective January 1, 2019 did not have an impact on our condensed consolidated financial condition and results of operations.

Pronouncements Not Yet Implemented
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The ASU requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine allowances for doubtful accounts with respect to accounts receivable and contract assets. The CECL model requires that companies estimate the lifetime of an expected credit loss with respect to receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. Companies will also be required to disclose information about how the allowances were developed, including changes in the factors that influenced our estimate of expected credit losses and the reasons for those changes. The amendments of the ASU are effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of ASU No. 2016-13 and other related ASUs on our consolidated financial condition and results of operations.
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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 19% and 23% of total revenue for the three month periods ended June 30, 2019 and 2018, respectively, and 18% and 23% for the six month periods ended June 30, 2019 and 2018, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 81% and 77% of total revenue for the three month periods ended June 30, 2019 and 2018, respectively, and 82% and 77% for the six month periods ended June 30, 2019 and 2018, respectively. Refer to Note 2 to our consolidated financial statements included in our 2018 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$243,625	$248,927	$492,552
Aftermarket	430,341	67,191	497,532
	$673,966	$316,118	$990,084

	Three Months Ended June 30, 2018
	FPD	FCD	Total
Original Equipment	$246,470	$238,977	$485,447
Aftermarket	420,999	66,683	487,682
	$667,469	$305,660	$973,129

	Six Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$449,429	$462,973	$912,402
Aftermarket	833,296	134,437	967,733
	$1,282,725	$597,410	$1,880,135

	Six Months Ended June 30, 2018
	FPD	FCD	Total
Original Equipment	$500,536	$449,467	$950,003
Aftermarket	810,973	132,107	943,080
	$1,311,509	$581,574	$1,893,083

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:
:

	Three Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$269,737	$134,715	$404,452
Latin America(1)	45,771	10,093	55,864
Middle East and Africa	87,344	22,875	110,219
Asia Pacific	124,206	83,189	207,395
Europe	146,908	65,246	212,154
	$673,966	$316,118	$990,084

	Three Months Ended June 30, 2018
	FPD	FCD	Total
North America(1)	$264,250	$133,564	$397,814
Latin America(1)	43,674	5,319	48,993
Middle East and Africa	83,813	32,986	116,799
Asia Pacific	138,580	76,390	214,970
Europe	137,152	57,401	194,553
	$667,469	$305,660	$973,129

	Six Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Total
North America (1)	$517,506	$269,874	$787,380
Latin America(1)	83,373	15,893	99,266
Middle East and Africa	161,710	45,763	207,473
Asia Pacific	238,154	140,401	378,555
Europe	281,982	125,479	407,461
	$1,282,725	$597,410	$1,880,135

	Six Months Ended June 30, 2018
	FPD	FCD	Total
North America (1)	$523,429	$258,279	$781,708
Latin America(1)	85,137	10,991	96,128
Middle East and Africa	169,836	66,045	235,881
Asia Pacific	266,695	132,573	399,268
Europe	266,412	113,686	380,098
	$1,311,509	$581,574	$1,893,083
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
On June 30, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $487 million. We estimate recognition of approximately $275 million of this amount as revenue in the remainder of 2019 and an additional $212 million in 2020 and thereafter.
Revenue recognized for performance obligations satisfied (or partially satisfied) in prior periods for the six months ended June 30, 2019 and 2018 was not material.
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
The following table presents beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2019:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2019	$228,579	10,967	$202,458	$1,370
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(108,769)	—
Increase due to revenue recognized in the period in excess of billings	361,384	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	119,726	—
Amounts transferred from contract assets to receivables	(372,398)	(2,444)	—	—
Currency effects and other, net	(2,125)	45	(3,726)	(360)
Ending balance, June 30, 2019	$215,440	$8,568	$209,689	$1,010
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	Dispositions
FPD Business Divestiture
On June 29, 2018, pursuant to a plan of sale approved by management, we executed an agreement to divest two FPD locations and associated product lines, including the related assets and liabilities.  This transaction did not meet the criteria for classification of assets held for sale as of June 30, 2018 due to a contingency that could have potentially impacted the final terms and/or timing of the divestiture. The sale transaction was completed on August 9, 2018. During the twelve months ended December 31, 2018, we recorded a pre-tax charge of $25.1 million, including a pre-tax charge of $17.4 million in the second quarter of 2018 and a loss on sale of the business of $7.7 million in the third quarter of 2018. The second quarter of 2018 pre-tax charge related to write-downs of inventory and long-lived assets to their estimated fair value, of which $7.7 million was recorded in cost of sales ("COS") and $9.7 million was recorded in selling, general and administrative ("SG&A").  The third quarter of 2018 pre-tax charge primarily related to working capital changes since the second quarter of 2018 and net cash transferred at the closing date of $3.7 million. The sale included a manufacturing facility in Germany and a related assembly facility in France. In 2017, net sales related to the business totaled approximately $42 million, although the business produced an operating loss in each of the previous two fiscal years.

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
We elected the package of three practical expedients for transition, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct costs. We elected the transition practical expedient to apply hindsight when determining the lease term and when assessing impairment of ROU assets at the adoption date, which allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception. We have certain land easements that have historically been accounted for as finite-lived intangible assets.  We elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements as intangible assets.  Any new or modified land easements will be accounted for as leases under the New Lease Standard.
Presentation of Leases
We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 34 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
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
Operating leases are included in operating lease right-of-use assets, net and operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in property plant and equipment, debt due within one year and long-term debt due after one year in our condensed consolidated balance sheets.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our condensed consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our condensed consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of June 30, 2019 are immaterial.

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
As of June 30, 2019, we had $37.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Other information related to our leases is as follows:

		June 30,
(Amounts in thousands)		2019
Operating Leases:
ROU assets recorded under operating leases		$208,534
Accumulated amortization associated with operating leases		(18,568)
Total operating leases ROU assets, net		$189,966

Liabilities recorded under operating leases (current)		$36,272
Liabilities recorded under operating leases (non-current)		153,401
Total operating leases liabilities		$189,673

Finance Leases:
ROU assets recorded under finance leases		$18,017
Accumulated depreciation associated with finance leases		(8,469)
Total finance leases ROU assets, net(1)		$9,548

Total finance leases liabilities(2)		$9,671

The costs components of operating and finance leases are as follows:
(Amounts in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Costs:
Fixed lease expense(3)	$14,797	$30,006
Variable lease expense(3)	1,306	2,880
Total operating lease expense	$16,103	$32,886

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$1,130	$2,287
Interest on lease liabilities(4)	73	151
Total finance lease expense	$1,203	$2,438
_____________________
(1) Included in property plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

Supplemental cash flows information as of and for the six months ended June 30, 2019:

(Amounts in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$26,448
Financing cash flows from finance leases(2)	2,297
ROU assets obtained in exchange for lease obligations:
Operating leases	$11,983
Finance leases	6,006
Weighted average remaining lease term (in years)
Operating leases	9 years
Finance leases	3 years
Weighted average discount rate (percent)
Operating leases	4.5%
Finance leases	3.8%
_____________________
(1) Included in our condensed consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our condensed consolidated statement of cash flows, financing activities, payments under other financing arrangements

Future undiscounted lease payments under operating and finance leases as of June 30, 2019 were as follows (amounts in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$21,528	$2,461
2020	38,288	4,201
2021	29,341	2,689
2022	24,355	1,243
2023	20,827	295
Thereafter	108,196	23
Total future minimum lease payments	$242,535	$10,912
Less: Imputed interest	(52,862)	(1,241)
Total	$189,673	$9,671

Other current liabilities	$36,272	$—
Operating lease liabilities	153,401	—
Debt due within one year	—	4,425
Long-term debt due after one year	—	5,246
Total	$189,673	$9,671

The future minimum lease payments as of December 31, 2018 were as follows (amounts in thousands):
Year ending December 31,
2019		$68,443
2020		49,874
2021		38,446
2022		28,496
2023		21,473
Thereafter		66,518
Total future minimum lease payments		$273,250

5.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 1,526,953 were available for issuance as of June 30, 2019. In 2016, the long-term incentive program was amended to allow Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2019, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, which is expected to be recognized over a weighted-average period of approximately one year. No stock options were granted during the six months ended June 30, 2019 and 2018. No stock options vested during the six months ended June 30, 2019 and 2018.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $38.9 million and $24.3 million at June 30, 2019 and December 31, 2018, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2019 and 2018 was $2.4 million and $3.2 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2019 and 2018 was $16.3 million and $13.9 million, respectively.

We recorded stock-based compensation expense of $5.9 million ($7.7 million pre-tax) and $3.4 million ($4.4 million pre-tax) for the three months ended June 30, 2019 and 2018, respectively. We recorded stock-based compensation expense of $11.9 million ($15.3 million pre-tax) and $6.5 million ($8.4 million pre-tax) for the six months ended June 30, 2019 and 2018, respectively. Performance-based shares granted in 2016 did not fully vest due to the unachievement of certain performance targets, resulting in 115,302 forfeited shares and a $4.5 million reduction of stock-based compensation expense for the six months ended June 30, 2019. Performance-based shares granted in 2015 did not vest due to performance targets not being achieved, resulting in 100,033 forfeited shares and a $5.4 million reduction of stock-based compensation expense for the six months ended June 30, 2018.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2019
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2019	1,530,214	$45.06
Granted	763,062	47.03
Vested	(380,435)	42.73
Forfeited	(153,710)	40.84
Outstanding as of June 30, 2019	1,759,131	$46.79

Unvested Restricted Shares outstanding as of June 30, 2019 included approximately 678,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most unvested units were granted in three annual grants since January 1, 2017 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,356,000 shares based on performance targets. As of June 30, 2019, we estimate vesting of approximately 678,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts with third parties had a notional value of $332.8 million and $280.9 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the length of foreign exchange contracts currently in place ranged from 15 days to 28 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair values of foreign exchange contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2019	2018
Current derivative assets	$1,090	$535
Noncurrent derivative assets	1	5
Current derivative liabilities	1,471	3,285
Noncurrent derivative liabilities	30	2

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Losses recognized in income	$(1,413)	$(123)	$(2,694)	$(1,227)

Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as Other income (expense), net.
In March 2015, we designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 7 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in Other income (expense), net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the six months ended June 30, 2019 and 2018.

7.	Debt
Debt, including finance lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2019	2018
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $3,291 and $3,914	$565,109	$569,536
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $2,259 and $2,589	497,741	497,411
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,987 and $2,192	298,013	297,808
Term Loan Facility, interest rate of 3.83% at June 30, 2019 and 4.30% at December 31, 2018, net of debt issuance costs of $134 and $249	74,866	104,751
Finance lease obligations and other borrowings	22,241	13,541
Debt and finance lease obligations	1,457,970	1,483,047
Less amounts due within one year	71,495	68,218
Total debt due after one year	$1,386,475	$1,414,829

Senior Credit Facility
As discussed in Note 11 to our consolidated financial statements included in our 2018 Annual Report, our credit agreement provides for an $195.0 million term loan (“Term Loan Facility”) and a $800.0 million revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”) with a maturity date of October 14, 2020. As of June 30, 2019 and December 31, 2018, we had no revolving loans outstanding under the Revolving Credit Facility. We had outstanding letters of credit of $82.4 million and $92.9 million at June 30, 2019 and December 31, 2018, respectively, which together with financial covenant limitations based on the terms of our Senior Credit Facility, contributed to the reduction of our borrowing capacity to $692.0 million and $513.7 million, respectively. Our compliance with applicable financial covenants under the Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of June 30, 2019. We may prepay loans under our Senior Credit Facility in whole or in part, without premium or penalty, at any time. A commitment fee, which is payable quarterly on the daily unused portions of the Senior Credit Facility, was 0.20% (per annum) during the period ended June 30, 2019. During the six months ended June 30, 2019, we made scheduled repayments of $30.0 million under our Term Loan Facility.
On July 16, 2019, we entered into a new credit agreement (“New Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto (“Lenders”). The New Credit Agreement provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024 (“New Senior Credit Facility”). The New Senior Credit Facility includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans. We have the right to increase the amount of the New Senior Credit Facility by an aggregate amount not to exceed $400.0 million, subject to certain conditions, including each Lender's approval providing any increase.  On July 16, 2019, approximately $75.0 million was borrowed under the New Senior Credit Facility to repay all outstanding indebtedness under our Senior Credit Facility.  In connection with this repayment, our outstanding letters of credit under the Senior Credit Facility were transferred to the New Senior Credit Facility, and we terminated the Senior Credit Facility.
The interest rates per annum applicable to the New Senior Credit Facility (other than with respect to swing line loans) will be LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, or, at our option, the Base Rate (as defined in the New Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services. The initial interest rate on the New Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee will be payable quarterly in arrears on the daily unused portions of the New Senior Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the New Senior Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 7. The estimated fair value of our Senior Notes at June 30, 2019 was $1,383.2 million compared to the carrying value of $1,360.9 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2019 and December 31, 2018.

9. Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2019	2018
Raw materials	$334,011	$310,204
Work in process	240,696	191,660
Finished goods	182,394	205,814
Less: Excess and obsolete reserve	(76,203)	(73,807)
Inventories, net	$680,898	$633,871

10.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2019	2018
Net earnings of Flowserve Corporation	$58,172	$13,220
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$58,172	$13,220
Weighted average shares:
Common stock	131,126	130,816
Participating securities	21	28
Denominator for basic earnings per common share	131,147	130,844
Effect of potentially dilutive securities	607	382
Denominator for diluted earnings per common share	131,754	131,226
Earnings per common share:
Basic	$0.44	$0.10
Diluted	0.44	0.10

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2019	2018
Net earnings of Flowserve Corporation	$115,433	$28,363
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$115,433	$28,363
Weighted average shares:
Common stock	131,044	130,765
Participating securities	21	38
Denominator for basic earnings per common share	131,065	130,803
Effect of potentially dilutive securities	578	358
Denominator for diluted earnings per common share	131,643	131,161
Earnings per common share:
Basic	$0.88	$0.22
Diluted	0.88	0.22

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

12.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2019 and 2018 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2019	2018	2019	2018	2019	2018
Service cost	$5.9	$5.1	$1.5	$1.8	$—	$—
Interest cost	4.2	3.9	2.2	2.1	0.2	0.2
Expected return on plan assets	(6.3)	(6.4)	(1.9)	(2.1)	—	—
Amortization of prior service cost	0.1	0.1	0.1	—	—	0.1
Amortization of unrecognized net loss (gain)	0.9	1.4	0.7	0.9	—	(0.3)
Net periodic cost recognized	$4.8	$4.1	$2.6	$2.7	$0.2	$—

Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2019 and 2018 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2019	2018	2019	2018	2019	2018
Service cost	$11.5	$11.1	$2.9	$3.6	$—	$—
Interest cost	8.7	7.9	4.5	4.4	0.4	0.4
Expected return on plan assets	(12.8)	(12.9)	(3.8)	(4.3)	—	—
Amortization of prior service cost	0.1	0.1	0.1	—	—	0.1
Amortization of unrecognized net loss (gain)	1.8	2.8	1.5	1.8	(0.1)	(0.4)
Net periodic cost recognized	$9.3	$9.0	$5.2	$5.5	$0.3	$0.1
The components of net periodic cost for retirement and postretirement benefits other than service costs are included in Other income (expense), net in our condensed consolidated statement of income.

13.	Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividends declared per share	$0.19	$0.19	$0.38	$0.38
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. We had no repurchases of shares of our outstanding common stock for both of the six months ended June 30, 2019 and 2018. As of June 30, 2019, we had $160.7 million of remaining capacity under our current share repurchase program.

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
For the three months ended June 30, 2019, we earned $82.9 million before taxes and provided for income taxes of $22.4 million resulting in an effective tax rate of 27.0%. For the six months ended June 30, 2019, we earned $159.0 million before taxes and provided for income taxes of $39.0 million resulting in an effective tax rate of 24.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2019 primarily due to the BEAT provision and state tax, partially offset by the net impact of foreign operations.
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
As of June 30, 2019, the amount of unrecognized tax benefits decreased by $1.9 million from December 31, 2018. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2016, state and local income tax audits for years through 2012 or non-U.S. income tax audits for years through 2011. We are currently under examination for various years in Austria, Canada, France, Germany, India, Indonesia, Italy, Mexico, Netherlands, Philippines, Saudi Arabia, Singapore, Thailand, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $18 million within the next 12 months.

15.	Segment Information

In connection with the Flowserve 2.0 Transformation program discussed in Note 17, we have determined that there are meaningful operational synergies and benefits to combining our previously reported EPD and IPD segments into one reportable segment, FPD. During the first quarter of 2019 we implemented a reorganization of our operating segments and as a result we report our financial information reflecting two operating segments, FPD and FCD. The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$673,966	$316,118	$990,084	$—	$990,084
Intersegment sales	651	822	1,473	(1,473)	—
Segment operating income	76,161	46,161	122,322	(24,304)	98,018

Three Months Ended June 30, 2018
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$667,469	$305,660	$973,129	$—	$973,129
Intersegment sales	962	811	1,773	(1,773)	—
Segment operating income	31,575	46,422	77,997	(31,286)	46,711

Six Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,282,725	$597,410	$1,880,135	$—	$1,880,135
Intersegment sales	1,301	1,650	2,951	(2,951)	—
Segment operating income	156,624	90,583	247,207	(57,958)	189,249

Six Months Ended June 30, 2018
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,311,509	$581,574	$1,893,083	$—	$1,893,083
Intersegment sales	1,371	2,129	3,500	(3,500)	—
Segment operating income	66,280	80,311	146,591	(54,454)	92,137

16.	Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2019 and 2018:

	2019				2018
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - April 1	$(440,980)	$(119,430)	$(796)	$(561,206)	$(365,330)	$(116,065)	$(1,062)	$(482,457)
Other comprehensive income (loss) before reclassifications	(2,848)	663	43	(2,142)	(60,997)	3,788	97	(57,112)
Amounts reclassified from AOCL	—	1,523	—	1,523	—	2,029	—	2,029
Net current-period other comprehensive income (loss)	(2,848)	2,186	43	(619)	(60,997)	5,817	97	(55,083)
Balance - June 30	$(443,828)	$(117,244)	$(753)	$(561,825)	$(426,327)	$(110,248)	$(965)	$(537,540)

_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.2 million and $4.7 million at April 1, 2019 and 2018, respectively, and $5.2 million and $4.7 million at June 30, 2019 and 2018, respectively. Includes net investment hedge losses of $3.0 million and gains of $12.5 million, net of deferred taxes, at June 30, 2019 and 2018, respectively. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2019(1)	2018(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(1,607)	$(1,975)
Prior service costs(2)	Other income (expense), net	(138)	(78)
	Tax benefit	222	24
	Net of tax	$(1,523)	$(2,029)

_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2019 and 2018:

	2019				2018
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(447,925)	$(120,647)	$(858)	$(569,430)	$(384,779)	$(115,755)	$(1,090)	$(501,624)
Other comprehensive (loss) income before reclassifications	4,097	393	105	4,595	(41,548)	1,765	125	(39,658)
Amounts reclassified from AOCL	—	3,010	—	3,010	—	3,742	—	3,742
Net current-period other comprehensive (loss) income	4,097	3,403	105	7,605	(41,548)	5,507	125	(35,916)
Balance - June 30	$(443,828)	$(117,244)	$(753)	$(561,825)	$(426,327)	$(110,248)	$(965)	$(537,540)

(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.5 million and $3.8 million at January 1, 2019 and 2018, respectively, and $5.2 million and $4.7 million at June 30, 2019 and 2018, respectively. Includes net investment hedge losses of $15.2 million and $21.3 million, net of deferred taxes, for the three months ended June 30, 2019 and 2018, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2019(1)	2018(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(3,163)	$(4,170)
Prior service costs(2)	Other income (expense), net	(276)	(159)
	Tax benefit	429	587
	Net of tax	$(3,010)	$(3,742)

_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.

17.	Realignment and Transformation Programs
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (primarily professional services, project management and related travel expenses). For the three months ended June 30, 2019 and 2018, we incurred Flowserve 2.0 Transformation related expenses of $7.6 million and $2.9 million, respectively. For the six months ended June 30, 2019 and 2018 we incurred Flowserve 2.0 Transformation related expenses of $16.0 million and $3.4 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services and project management costs recorded in SG&A.

In 2015, we initiated realignment programs to better align costs and improve long-term efficiency, including manufacturing optimization through the consolidation of facilities, reduction in our workforce and divestiture of certain non-strategic assets (the “Realignment Programs”).  The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. These Realignment Programs have been substantially completed as of December 31, 2018. We estimate that the total investment in these programs will be approximately $350 million. As of June 30, 2019, we have incurred charges of $342.1 million since the inception of the programs.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment and Flowserve 2.0 Transformation program charges:

	Three Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(928)	$23	$(905)	$—	$(905)
SG&A	1,345	90	1,435	—	1,435
	$417	$113	$530	$—	$530
Non-Restructuring Charges
COS	$4,727	$42	$4,769	$—	$4,769
SG&A	254	35	289	713	1,002
	$4,981	$77	$5,058	$713	$5,771
Total Realignment Charges
COS	$3,799	$65	$3,864	$—	$3,864
SG&A	1,599	125	1,724	713	$2,437
Total	$5,398	$190	$5,588	$713	$6,301

Transformation Charges
SG&A	$—	$—	$—	$7,573	$7,573
	$—	$—	$—	$7,573	$7,573

Total Realignment and Transformation Charges
COS	$3,799	$65	$3,864	$—	$3,864
SG&A	1,599	125	1,724	8,286	10,010
Total	$5,398	$190	$5,588	$8,286	$13,874

	Three Months Ended June 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$5,827	$706	$6,533	$—	$6,533
SG&A	1,164	116	1,280	28	1,308
	$6,991	$822	$7,813	$28	$7,841
Non-Restructuring Charges
COS	$9,276	$420	$9,696	$—	$9,696
SG&A	1,694	524	2,218	986	3,204
	$10,970	$944	$11,914	$986	$12,900
Total Realignment Charges
COS	$15,103	$1,126	$16,229	$—	$16,229
SG&A	2,858	640	3,498	1,014	$4,512
Total	$17,961	$1,766	$19,727	$1,014	$20,741

Transformation Charges
SG&A	$—	$—	$—	$2,900	$2,900
	$—	$—	$—	$2,900	$2,900

Total Realignment and Transformation Charges
COS	$15,103	$1,126	$16,229	$—	$16,229
SG&A	2,858	$640	$3,498	$3,914	$7,412
Total	$17,961	$1,766	$19,727	$3,914	$23,641

	Six Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,695	$479	$2,174	$—	$2,174
SG&A(1)	(17,126)	413	(16,713)	16	(16,697)
	$(15,431)	$892	$(14,539)	$16	$(14,523)
Non-Restructuring Charges
COS	$7,122	$68	$7,190	$—	$7,190
SG&A	427	34	461	1,243	1,704
	$7,549	$102	$7,651	$1,243	$8,894
Total Realignment Charges
COS	$8,817	$547	$9,364	$—	$9,364
SG&A	(16,699)	447	(16,252)	1,259	(14,993)
Total	$(7,882)	$994	$(6,888)	$1,259	$(5,629)

Transformation Charges
SG&A	—	—	—	15,986	15,986
	$—	$—	$—	$15,986	$15,986

Total Realignment and Transformation Charges
COS	$8,817	$547	$9,364	$—	$9,364
SG&A	(16,699)	447	(16,252)	17,245	993
Total	$(7,882)	$994	$(6,888)	$17,245	$10,357

______________________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

	Six Months Ended June 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$7,045	$2,452	$9,497	$—	$9,497
SG&A	1,122	345	1,467	28	1,495
	$8,167	$2,797	$10,964	$28	$10,992
Non-Restructuring Charges
COS	$13,305	$583	$13,888	$—	$13,888
SG&A	4,596	722	5,318	2,017	7,335
	$17,901	$1,305	$19,206	$2,017	$21,223
Total Realignment Charges
COS	$20,350	$3,035	$23,385	$—	$23,385
SG&A	5,718	1,067	6,785	2,045	8,830
Total	$26,068	$4,102	$30,170	$2,045	$32,215

Transformation Charges
SG&A	—	—	—	3,400	3,400
	$—	$—	$—	$3,400	$3,400

Total Realignment and Transformation Charges
COS	$20,350	$3,035	$23,385	$—	$23,385
SG&A	5,718	1,067	6,785	5,445	12,230
Total	$26,068	$4,102	$30,170	$5,445	$35,615

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$110,737	$27,504	$138,241	$—	$138,241
SG&A	19,784	9,868	29,652	333	29,985
Income tax expense(1)	18,700	1,800	20,500	—	20,500
	$149,221	$39,172	$188,393	$333	$188,726
Non-Restructuring Charges
COS	$75,606	$13,786	$89,392	$8	$89,400
SG&A	39,731	7,546	47,277	16,745	64,022
	$115,337	$21,332	$136,669	$16,753	$153,422
Total Realignment Charges
COS	$186,343	$41,290	$227,633	$8	$227,641
SG&A	59,515	17,414	76,929	17,078	94,007
Income tax expense(1)	18,700	1,800	20,500	—	20,500
Total	$264,558	$60,504	$325,062	$17,086	$342,148

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
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended June 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/ (Gains)	Other	Total
COS	$148	$9	$(1,051)	$(11)	$(905)
SG&A	1,302	—	—	133	1,435
Total	$1,450	$9	$(1,051)	$122	$530

	Three Months Ended June 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$2,248	$—	$2,968	$1,317	$6,533
SG&A	1,484	—	—	(176)	1,308
Total	$3,732	$—	$2,968	$1,141	$7,841

	Six Months Ended June 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/ (Gains)	Other	Total
COS	$1,827	$48	$(818)	$1,117	$2,174
SG&A(1)	1,618	—	(18,502)	187	(16,697)
Total	$3,445	$48	$(19,320)	$1,304	$(14,523)
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

	Six Months Ended June 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$3,354	$—	$3,449	$2,694	$9,497
SG&A	1,293	—	—	202	1,495
Total	$4,647	$—	$3,449	$2,896	$10,992

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$86,987	$955	$23,517	$26,782	$138,241
SG&A	33,363	43	(16,813)	13,392	29,985
Income tax expense(1)	—	—	—	20,500	20,500
Total	$120,350	$998	$6,704	$60,674	$188,726

_______________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the six months ended June 30, 2019 and 2018:

(Amounts in thousands)	2019	2018
Balance at December 31	$11,927	$39,230
Charges, net of adjustments	4,796	7,544
Cash expenditures	(4,733)	(9,169)
Other non-cash adjustments, including currency	(205)	(2,378)
Balance at June 30	$11,785	$35,227

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 171 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.

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
In connection with the Flowserve 2.0 Transformation, we have determined that there are meaningful operational synergies and benefits to combine our previously reported EPD and IPD segments into one reportable segment, FPD. The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. The reorganization of the segments was implemented during the first quarter of 2019 and prior periods presentations were retrospectively adjusted to conform to the new reportable segment composition.  This change had no impact on our historical consolidated financial position or results of operations.  Please refer to Note 15 to our condensed consolidated financial statements included in this Quarterly Report for further discussion regarding the segment combination.
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
Over the past several quarters we have experienced a stabilization in business conditions and are continuing to gain traction and momentum in certain of our key markets.  With continued stability in oil prices, at improved levels beginning in the second half of 2017, our large-project business is showing signs of recovery and we anticipate that customers will continue to increase maintenance and short cycle investment during the second half of 2019.

RESULTS OF OPERATIONS — Three and six months ended June 30, 2019 and 2018
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (e.g., professional services, project management and related travel and expense). For the three months ended June 30, 2019 and 2018 we incurred Flowserve 2.0 Transformation related expenses of $7.6 million and $2.9 million, respectively. For the six months ended June 30, 2019 and 2018 we incurred Flowserve 2.0 Transformation related expenses of $16.0 million and $3.4 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services and project management costs recorded in SG&A.
The Realignment Programs, initiated in 2015, as discussed Note 17 to our condensed consolidated financial statements included in this Quarterly Report, were substantially complete as of December 31, 2018, with an estimated total investment in these programs of approximately $350 million.
The total charges for Realignment Programs and Flowserve 2.0 Transformation by segment are detailed below for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$3,799	$65	$3,864	$—	$3,864
SG&A	1,599	125	1,724	8,286	10,010
Total	$5,398	$190	$5,588	$8,286	$13,874

	Three Months Ended June 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$15,103	$1,126	$16,229	$—	$16,229
SG&A	2,858	640	3,498	3,914	7,412
Total	$17,961	$1,766	$19,727	$3,914	$23,641

	Six Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$8,817	$547	$9,364	$—	$9,364
SG&A(1)	(16,699)	447	(16,252)	17,245	993
Total	$(7,882)	$994	$(6,888)	$17,245	$10,357

	Six Months Ended June 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$20,350	$3,035	$23,385	$—	$23,385
SG&A	5,718	1,067	6,785	5,445	12,230
Total	$26,068	$4,102	$30,170	$5,445	$35,615
__________________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2019	2018
Bookings	$1,105.0	$1,037.3
Sales	990.1	973.1

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Bookings	$2,165.1	$1,965.8
Sales	1,880.1	1,893.1
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2019 increased by $67.7 million or 6.5%, as compared with the same period in 2018. The increase included negative currency effects of approximately $35 million. The increase was driven by higher bookings in the oil and gas, chemical and water management industries, partially offset by decreased bookings in the general industries. The increase was primarily driven by customer original equipment bookings. The three months ended June 30, 2018 included bookings of approximately $11 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018.
Bookings for the six months ended June 30, 2019 increased by $199.3 million, or 10.1%, as compared with the same period in 2018. The increase included negative currency effects of approximately $75.1 million. The increase was primarily driven by customer original equipment bookings. The increase was also driven by higher bookings in the oil and gas, chemical and water management industries, partially offset by decreased bookings in the general industries. The six months ended June 30, 2018 included bookings of approximately $25 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018.
Sales for the three months ended June 30, 2019 increased by $17.0 million, or 1.7%, as compared with the same period in 2018. The increase included negative currency effects of approximately $28 million. The increased sales were equally attributable to original equipment and aftermarket sales, with increased sales into Europe, North America, Latin America and Africa, partially offset by decreased sales into the Middle East and Asia Pacific. The three months ended June 30, 2018 included sales of approximately $14 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Net sales to international customers, including export sales from the U.S., were approximately 63% and 64% of total sales for the three months ended June 30, 2019 and 2018, respectively.
Sales for the six months ended June 30, 2019 decreased by $13.0 million, or 0.7%, as compared with the same period in 2018. The decrease included negative currency effects of approximately $62 million. The decrease was driven by original equipment sales, with decreased sales into the Middle East and Asia Pacific, partially offset by increased sales into Europe, Africa, North America and Latin America. The six months ended June 30, 2018 included sales of approximately $25 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Net sales to international customers, including export sales from the U.S., were approximately 63% of total sales for both six months ended June 30, 2019 and 2018.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations, and currency effects. Backlog of $2,155.8 million at June 30, 2019 increased by $264.2 million, or 14.0%, as compared with December 31, 2018. Currency effects provided an increase of approximately $3 million. Approximately 34% of the backlog at June 30, 2019 was related to aftermarket orders.  Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $487 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Gross profit	$318.0	$286.1
Gross profit margin	32.1%	29.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Gross profit	$612.1	$557.5
Gross profit margin	32.6%	29.4%
Gross profit for the three months ended June 30, 2019 increased by $31.9 million, or 11.1%, as compared with the same period in 2018. Gross profit margin for the three months ended June 30, 2019 of 32.1% increased from 29.4% for the same period in 2018. The increase in gross profit margin was primarily attributed to the favorable impact of revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur, which was associated with the divestiture of two FPD locations in the third quarter of 2018. Aftermarket sales represented approximately 50% of total sales for each of the three months ended June 30, 2019 and 2018.
Gross profit for the six months ended June 30, 2019 increased by $54.6 million, or 9.8%, as compared with the same period in 2018. Gross profit margin for the six months ended June 30, 2019 of 32.6% increased from 29.4% for the same period in 2018. The increase in gross profit margin was primarily attributed to the favorable impact of revenue recognized on higher margin projects, sales mix shift to higher margin aftermarket sales, lower realignment charges associated with our Realignment Programs, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur, which was associated with the divestiture of two FPD locations in the third quarter of 2018. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 50% of total sales for the same period in 2018.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
SG&A	$223.7	$240.8
SG&A as a percentage of sales	22.6%	24.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
SG&A	$428.8	$470.0
SG&A as a percentage of sales	22.8%	24.8%

SG&A for the three months ended June 30, 2019 decreased by $17.1 million, or 7.1%, as compared with the same period in 2018. Currency effects yielded a decrease of approximately $5 million. SG&A as a percentage of sales for the three months ended June 30, 2019 decreased 210 basis points as compared with the same period in 2018 due to favorable impacts resulting from the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to long-lived assets in the second quarter of 2018 that did not recur.

SG&A for the six months ended June 30, 2019 decreased by $41.2 million, or 8.8%, as compared with the same period in 2018. Currency effects yielded a decrease of approximately $12 million. SG&A as a percentage of sales for the six months ended June 30, 2019 decreased 200 basis points as compared with the same period in 2018 primarily due to gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019, favorable impacts resulting from the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to long-lived assets in the second quarter of 2018 that did not recur.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2019	2018
Net earnings from affiliates	$3.7	$1.4

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Net earnings from affiliates	$6.0	$4.6

Net earnings from affiliates for the three months ended June 30, 2019 increased $2.3 million, or 164.3%, as compared with the same period in 2018. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Net earnings from affiliates for the six months ended June 30, 2019 increased $1.4 million, or 30.4%, as compared with the same period in 2018.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Operating income	$98.0	$46.7
Operating income as a percentage of sales	9.9%	4.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Operating income	$189.2	$92.1
Operating income as a percentage of sales	10.1%	4.9%

Operating income for the three months ended June 30, 2019 increased by $51.3 million, or 109.9%, as compared with the same period in 2018. The increase included negative currency effects of approximately $3 million. The increase was primarily a result of the $17.1 million decrease in SG&A and the $31.9 million increase in gross profit.

Operating income for the six months ended June 30, 2019 increased by $97.1 million, or 105.4%, as compared with the same period in 2018. The increase included negative currency effects of approximately $9 million. The increase was primarily a result of the $41.2 million decrease in SG&A and the $54.6 million increase in gross profit.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2019	2018
Interest expense	$(14.0)	$(14.9)
Interest income	2.2	1.3

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Interest expense	$(28.0)	$(29.8)
Interest income	4.2	3.0

Interest expense and interest income for the three months ended June 30, 2019 decreased $0.9 million and increased $0.9 million, respectively, as compared with the same period in 2018. The decrease in interest expense was primarily attributable to lower borrowings in 2019 and currency impacts on interest expense associated with our outstanding Euro-denominated senior notes, as compared to the same period in 2018. The increase in interest income was primarily attributable to higher average cash balances compared with same period in 2018.

Interest expense and interest income for the six months ended June 30, 2019 decreased $1.8 million and increased $1.2 million, respectively, as compared with the same period in 2018. The decrease in interest expense was primarily attributable to lower borrowings in 2019 and currency impacts on interest expense associated with our outstanding Euro-denominated senior notes, as compared to the same period in 2018. The increase in interest income was primarily attributable to higher average cash balances compared with same period in 2018.

Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2019	2018
Other income (expense), net	$(3.3)	$(4.8)

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Other income (expense), net	$(6.5)	$(11.9)

Other income (expense), net for the three months ended June 30, 2019 decreased $1.5 million, as compared with the same period in 2018, due primarily to a $2.3 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $1.3 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Brazilian real, Indian rupee and Japanese yen in relation to the U.S. dollar during the three months ended June 30, 2019, as compared with the same period in 2018.

Other income (expense), net for the six months ended June 30, 2019 decreased $5.4 million, as compared with the same period in 2018, due primarily to a $7.7 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $1.5 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Indian rupee, Brazilian real, Mexican peso and Singapore dollar in relation to the U.S. dollar during the six months ended June 30, 2019, as compared with the same period in 2018.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Provision for income taxes	$22.4	$13.5
Effective tax rate	27.0%	47.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Provision for income taxes	$39.0	$22.1
Effective tax rate	24.5%	41.4%

The effective tax rate of 27.0% for the three months ended June 30, 2019 decreased from 47.8% for the same period in 2018. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax, partially offset by the net impact of taxes on foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2018 primarily due to the net impact of taxes on foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

The effective tax rate of 24.5% for the six months ended June 30, 2019 decreased from 41.4% for the same period in 2018. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax, partially offset by the net impact of taxes on foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2018 primarily due to the net impact of taxes on foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2019	2018
Other comprehensive income (loss)	$(0.6)	$(55.1)

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Other comprehensive income (loss)	$7.6	$(35.9)

Other comprehensive income for the three months ended June 30, 2019 increased $54.5 million from a loss of $55.1 million in the same period in 2018. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan and Mexican peso versus the U.S. dollar during the three months ended June 30, 2019, as compared with the same period in 2018.

Other comprehensive income for the six months ended June 30, 2019 increased $43.5 million from a loss of $35.9 million in the same period in 2018. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Indian rupee, Canadian dollar and Mexican peso versus the U.S. dollar during the six months ended June 30, 2019, as compared with the same period in 2018.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.

Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 40 countries with 41 manufacturing facilities worldwide, 14 of which are located in Europe, 13 in North America, eight in Asia and six in Latin America, and it operates 145 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$761.9	$720.8
Sales	674.6	668.4
Gross profit	222.7	186.4
Gross profit margin	33.0%	27.9%
SG&A	150.2	157.0
Segment operating income	76.2	31.6
Segment operating income as a percentage of sales	11.3%	4.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$1,512.0	$1,324.9
Sales	1,284.0	1,312.9
Gross profit	423.3	369.8
Gross profit margin	33.0%	28.2%
SG&A	272.6	308.7
Segment operating income	156.6	66.3
Segment operating income as a percentage of sales	12.2%	5.0%

Bookings for the three months ended June 30, 2019 increased by $41.1 million, or 5.7%, as compared with the same period in 2018. The increase included negative currency effects of approximately $25 million. The increase in customer bookings was driven by the oil and gas, power generation and water management industries, partially offset by decreased bookings in the chemical and general industries. The three months ended June 30, 2018 included bookings of approximately $11 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Increased customer bookings of $47.4 million into the Middle East, $29.1 million into North America, $15.3 million into Asia Pacific and $2.3 million into Africa, were partially offset by decreased customer bookings of $54.2 million into Europe. The increase was more heavily-weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $0.8 million compared to the same period in 2018.
Bookings for the six months ended June 30, 2019 increased by $187.1 million, or 14.1%, as compared with the same period in 2018. The increase included negative currency effects of approximately $54 million. The increase in customer bookings was driven by the oil and gas and water management industries, partially offset by decreased bookings in the general industries and power generation industry. The six months ended June 30, 2018 included bookings of approximately $25 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Increased customer bookings of $101.2 million into North America, $72.5 million into the Middle East, $61.6 million into Asia Pacific and $12.6 million in Latin America, were partially offset by decreased customer bookings of $59.5 million into Europe. The increase was more heavily-weighted towards customer original equipment bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $1.6 million compared to the same period in 2018.
Sales for the three months ended June 30, 2019 increased $6.2 million, or 0.9%, as compared with the same period in 2018. The increase included negative currency effects of approximately $20 million. The three months ended June 30, 2018 included sales of approximately $14 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. The increase was primarily driven by aftermarket services sales. Customer sales increased $9.0 million into Europe, $6.8 million into Africa, $4.1 million into North America and $1.9 million into Latin America, which were partially offset by decreased sales of $15.1 million into Asia Pacific and $3.6 million into the Middle East. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased by $0.3 million compared to the same period in 2018.
Sales for the six months ended June 30, 2019 decreased $28.9 million, or 2.2%, as compared with the same period in 2018. The decrease included negative currency effects of approximately $43 million. The six months ended June 30, 2018 included sales of approximately $25 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. The decrease was primarily driven by original equipment sales. Customer sales decreased $29.4 million into Asia Pacific, $23.1 million into the Middle East and $7.3 million into North America, which were partially offset by increased sales of $14.7 million into Europe and $14.5 million into Africa. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) were flat compared to the same period in 2018.
Gross profit for the three months ended June 30, 2019 increased by $36.3 million, or 19.5%, as compared with the same period in 2018. Gross profit margin for the three months ended June 30, 2019 of 33.0% increased from 27.9% for the same period in 2018. The increase in gross profit margin was primarily attributable to revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur, which was associated with the divestiture of two FPD locations in the third quarter of 2018.
Gross profit for the six months ended June 30, 2019 increased by $53.5 million, or 14.5%, as compared with the same period in 2018. Gross profit margin for the six months ended June 30, 2019 of 33.0% increased from 28.2% for the same period in 2018. The increase in gross profit margin was primarily attributable to revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs, sales mix shift to higher margin aftermarket sales, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur, which was associated with the divestiture of two FPD locations in the third quarter of 2018, partially offset by the unfavorable impact of decreased sales on our absorption of fixed manufacturing costs.
SG&A for the three months ended June 30, 2019 decreased by $6.8 million, or 4.3%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $4 million. The decrease in SG&A is primarily related to favorable impacts resulting from the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to long-lived assets in the second quarter of 2018 that did not recur.
SG&A for the six months ended June 30, 2019 decreased by $36.1 million, or 11.7%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $8 million. The decrease in SG&A is primarily due to favorable impacts on SG&A due to gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019, the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to the long-lived assets in the second quarter of 2018 that did not recur.
Operating income for the three months ended June 30, 2019 increased by $44.6 million, or 141.1%, as compared with the same period in 2018. The increase included negative currency effects of approximately $3 million. The increase was primarily due to the $36.3 million increase in gross profit and the $6.8 million decrease in SG&A.
Operating income for the six months ended June 30, 2019 increased by $90.3 million, or 136.2%, as compared with the same period in 2018. The increase included negative currency effects of approximately $7 million. The increase was primarily due to the $53.5 million increase in gross profit and the $36.1 million decrease in SG&A.
Backlog of $1,494.9 million at June 30, 2019 increased by $295.6 million, or 24.6%, as compared with December 31, 2018. Currency effects provided an increase of approximately $6 million. Backlog at June 30, 2019 and December 31, 2018 included $2.7 million and $3.0 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 47 manufacturing facilities and QRCs in 21 countries around the world, with five of its 21 manufacturing operations located in the U.S., 10 located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$346.4	$318.6
Sales	316.9	306.5
Gross profit	99.4	101.0
Gross profit margin	31.4%	33.0%
SG&A	53.3	53.9
Segment operating income	46.2	46.4
Segment operating income as a percentage of sales	14.6%	15.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$659.6	$645.3
Sales	599.1	583.7
Gross profit	197.2	189.2
Gross profit margin	32.9%	32.4%
SG&A	106.6	108.2
Segment operating income	90.6	80.3
Segment operating income as a percentage of sales	15.1%	13.8%

Bookings for the three months ended June 30, 2019 increased by $27.8 million, or 8.7%, as compared with the same period in 2018. Bookings included negative currency effects of approximately $10 million. Increased customer bookings in the chemical, oil and gas, water management and general industries were partially offset by decreased bookings in the power generation industry. Increased customer bookings of $25.6 million into Europe, $11.6 million into the Middle East and $6.0 million into Asia Pacific were partially offset by decreased bookings of $20.1 million into North America, $3.0 million into Latin America and $1.5 million into Africa. The increase was driven by customer original equipment bookings.
Bookings for the six months ended June 30, 2019 increased by $14.3 million, or 2.2%, as compared with the same period in 2018. Bookings included negative currency effects of approximately $21 million. Increased customer bookings in the chemical and oil and gas industries were partially offset by decreased bookings in the general industries. Increased customer bookings of $17.6 million into Europe, $12.6 million into the Middle East and $1.7 million into Asia Pacific, were partially offset by decreased bookings of $7.4 million into North America, $6.3 million into Africa and $2.3 million into Latin America. The increase was driven by customer original equipment bookings.
Sales for the three months ended June 30, 2019 increased $10.4 million, or 3.4%, as compared with the same period in 2018. The increase included negative currency effects of approximately $9 million. Increased sales were primarily driven by original equipment sales. The increase was primarily driven by increased customer sales of $8.0 million into Europe, $6.9 million into Asia Pacific, $4.8 million into Latin America and $1.4 million into North America, partially offset by decreased sales of $6.9 million into the Middle East and $3.2 million into Africa.
Sales for the six months ended June 30, 2019 increased $15.4 million, or 2.6%, as compared with the same period in 2018. The increase included negative currency effects of approximately $18 million. Increased sales were primarily driven by original equipment sales. The increase was primarily driven by increased customer sales of $11.6 million into Europe, $11.3 million into North America, $7.6 million into Asia Pacific and $4.9 million into Latin America, partially offset by decreased sales of $14.7 million into the Middle East and $5.8 million into Africa.

Gross profit for the three months ended June 30, 2019 decreased by $1.6 million, or 1.6%, as compared with the same period in 2018. Gross profit margin for the three months ended June 30, 2019 of 31.4% decreased from 33.0% for the same period in 2018. The decrease in gross profit margin was primarily attributed to revenue recognized on lower margin original equipment orders.
Gross profit for the six months ended June 30, 2019 increased by $8.0 million, or 4.2%, as compared with the same period in 2018. Gross profit margin for the six months ended June 30, 2019 of 32.9% increased from 32.4% for the same period in 2018. The increase in gross profit margin was primarily attributable to decreased charges and increased savings related to our Realignment Programs as compared to the same period in 2018.
SG&A for the three months ended June 30, 2019 decreased by $0.6 million, or 1.1%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $1 million.
SG&A for the six months ended June 30, 2019 decreased by $1.6 million, or 1.5%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $3 million.
Operating income for the three months ended June 30, 2019 decreased by $0.2 million, or 0.4%, as compared with the same period in 2018. The decrease included negative currency effects of approximately $1 million.
Operating income for the six months ended June 30, 2019 increased by $10.3 million, or 12.8%, as compared with the same period in 2018. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $8.0 million increase in gross profit.
Backlog of $665.6 million at June 30, 2019 increased by $57.2 million, or 9.4%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $3 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Net cash flows provided (used) by operating activities	$49.4	$(56.7)
Net cash flows provided (used) by investing activities	15.0	(30.8)
Net cash flows provided (used) by financing activities	(86.8)	(87.2)

Existing cash, cash generated by operations and borrowings available under our existing Revolving Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2019 was $596.5 million, as compared with $619.7 million at December 31, 2018.
Our cash balance decreased by $23.2 million to $596.5 million at June 30, 2019, as compared with December 31, 2018. The cash activity during the first six months of 2019 included $38.9 million of proceeds from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs, $49.8 million in dividend payments and $30.0 million of payments on long-term debt.
For the six months ended June 30, 2019, our cash provided by operating activities was $49.4 million, as compared to cash used by operating activities of $56.7 million for the same period in 2018. Cash flow provided by working capital increased for the six months ended June 30, 2019, due primarily to improved cash flow related to contract assets, accounts receivable, contract liabilities and inventories, partially offset by accrued liabilities and income taxes payable and accounts payable.
Increases in accounts receivable used $13.4 million of cash flow for the six months ended June 30, 2019, as compared to $32.2 million for the same period in 2018. As of June 30, 2019, our days’ sales outstanding ("DSO") was 73 days as compared with 75 days as of June 30, 2018.
Decreases in contract assets provided $12.4 million of cash flow for the six months ended June 30, 2019, as compared to cash used of $48.9 million for the six months ended June 30, 2018.
Increases in inventory used $47.6 million and $57.4 million of cash flow for the six months ended June 30, 2019 and June 30, 2018, respectively. Inventory turns were 3.9 times at June 30, 2019, compared with 4.1 times for the same period in 2018.

Decreases in accounts payable used $20.7 million of cash flow for the six months ended June 30, 2019 as compared with $10.6 million for the same period in 2018. Decreases in accrued liabilities and income taxes payable used $56.9 million of cash flow for the six months ended June 30, 2019, as compared with $44.8 million for the same period in 2018.
Cash flows provided by investing activities during the six months ended June 30, 2019 were $15.0 million, as compared with cash used of $30.8 million for the same period in 2018. Capital expenditures during the six months ended June 30, 2019 were $25.3 million, a decrease of $6.5 million as compared with the same period in 2018. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades, and cost reduction opportunities. In 2019, total capital expenditures are expected to be between $90 million and $100 million. In addition, proceeds from disposal of assets during the six months ended June 30, 2019 provided $40.3 million, primarily from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs.
Cash flows used by financing activities during the six months ended June 30, 2019 were $86.8 million, as compared with $87.2 million for the same period in 2018. Cash outflows during the six months ended June 30, 2019 resulted primarily from $49.8 million of dividend payments and $30.0 million of payments on long-term debt.
As of June 30, 2019, we had an available capacity of $692.0 million on our $800.0 million Revolving Credit Facility. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit.  On July 16, 2019, we borrowed approximately $75.0 million under the New Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024, to repay all outstanding indebtedness under our Senior Credit Facility.  In connection with this repayment, our outstanding letters of credit under the Senior Credit Facility were transferred to the New Senior Credit Facility, and we terminated the Senior Credit Facility. Our New Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our New Senior Credit Facility.
During the six months ended June 30, 2019, we contributed $6.0 million to our U.S. pension plan, while for the same period in 2018, we made no cash contributions to the plan. At December 31, 2018 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making approximately $20 million in contributions to our U.S. pension plan in 2019, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of June 30, 2019, we have $160.7 million of remaining capacity for Board of Directors approved shares repurchases. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 11 to our consolidated financial statements included in our 2018 Annual Report and Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility, New Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of June 30, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2019, include:

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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Senior Credit Facility, which bear interest based on floating rates. At June 30, 2019, we had $75.0 million of variable rate debt obligations outstanding under our Senior Credit Facility with a weighted average interest rate of 3.83%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by less than $1.0 million for the six months ended June 30, 2019.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(2.8) million and $(61.0) million for the three months ended June 30, 2019 and 2018, respectively, and $4.1 million and $(41.5) million for the six months ended June 30, 2019 and 2018, respectively which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of June 30, 2019, we had a U.S. dollar equivalent of $332.8 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $280.9 million at December 31, 2018. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $3.1 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively, and $5.8 million and $12.0 million for the six months ended June 30, 2019 and 2018, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2019, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2019 would have impacted our net earnings by approximately $10 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended June 30, 2019, we had no repurchases of common shares. As of June 30, 2019, we have $160.7 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2019:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	8,194	(1)	$46.52	—	$160.7
May 1 - 31	3,923	(2)	49.06	—	160.7
June 1 - 30	1,297	(1)	48.85	—	160.7
Total	13,414		$47.49	—
__________________________________

(1)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(2)
Represents 2,715 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $49.69, and 1,208 shares purchased at a price of $47.62 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 23, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2019).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
+     Filed herewith.
++ Furnished herewith.
* Management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	July 31, 2019	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2019	/s/ Lee S. Eckert
Lee S. Eckert
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)