Form 10-Q
period 2019-09-30
FLOWSERVE CORP
filed 2019-10-30
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2019 there were 130,860,148 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2019 and 2018 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2019 and 2018 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2019 and December 31, 2018 (unaudited)	3
Condensed Consolidated Statements of Stockholders' Equity – Three Months Ended September 30, 2019 and 2018 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Nine Months Ended September 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other information	47
Item 6. Exhibits	47
SIGNATURES	48
i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2019	2018
Sales	$996,544	$952,716
Cost of sales	(662,855)	(644,215)
Gross profit	333,689	308,501
Selling, general and administrative expense	(226,216)	(241,878)
Loss on sale of businesses	—	(7,727)
Net earnings from affiliates	2,087	3,295
Operating income	109,560	62,191
Interest expense	(13,981)	(13,826)
Interest income	2,253	1,269
Other income (expense), net	(1,622)	(5,283)
Earnings before income taxes	96,210	44,351
Provision for income taxes	(25,647)	(14,912)
Net earnings, including noncontrolling interests	70,563	29,439
Less: Net earnings attributable to noncontrolling interests	(2,120)	(1,234)
Net earnings attributable to Flowserve Corporation	$68,443	$28,205
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.52	$0.22
Diluted	0.52	0.21

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2019	2018
Net earnings, including noncontrolling interests	$70,563	$29,439
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $852 and $3,246, respectively	(30,600)	(19,669)
Pension and other postretirement effects, net of taxes of $(231) and $(311), respectively	3,648	2,599
Cash flow hedging activity	44	52
Other comprehensive income (loss)	(26,908)	(17,018)
Comprehensive income, including noncontrolling interests	43,655	12,421
Comprehensive income attributable to noncontrolling interests	(2,055)	(1,578)
Comprehensive income attributable to Flowserve Corporation	$41,600	$10,843

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2019	2018
Sales	$2,876,679	$2,845,798
Cost of sales	(1,930,881)	(1,979,807)
Gross profit	945,798	865,991
Selling, general and administrative expense	(655,046)	(711,845)
Loss on sale of businesses	—	(7,727)
Net earnings from affiliates	8,057	7,908
Operating income	298,809	154,327
Interest expense	(42,025)	(43,645)
Interest income	6,494	4,237
Other income (expense), net	(8,098)	(17,206)
Earnings before income taxes	255,180	97,713
Provision for income taxes	(64,646)	(37,028)
Net earnings, including noncontrolling interests	190,534	60,685
Less: Net earnings attributable to noncontrolling interests	(6,659)	(4,117)
Net earnings attributable to Flowserve Corporation	$183,875	$56,568
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.40	$0.43
Diluted	1.40	0.43

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2019	2018
Net earnings, including noncontrolling interests	$190,534	$60,685
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $2,043 and $8,034, respectively	(26,503)	(61,217)
Pension and other postretirement effects, net of taxes of $(660) and $(898), respectively	7,051	8,106
Cash flow hedging activity	149	177
Other comprehensive income (loss)	(19,303)	(52,934)
Comprehensive income, including noncontrolling interests	171,231	7,751
Comprehensive income attributable to noncontrolling interests	(7,258)	(5,270)
Comprehensive income attributable to Flowserve Corporation	$163,973	$2,481

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$547,270	$619,683
Accounts receivable, net of allowance for doubtful accounts of $52,013 and $51,501, respectively	789,448	792,434
Contract assets, net	258,299	228,579
Inventories, net	687,239	633,871
Prepaid expenses and other	113,404	108,578
Total current assets	2,395,660	2,383,145
Property, plant and equipment, net of accumulated depreciation of $989,117 and $956,634, respectively	575,845	610,096
Operating lease right-of-use assets, net	182,273	—
Goodwill	1,178,248	1,197,640
Deferred taxes	44,113	44,682
Other intangible assets, net	182,162	190,550
Other assets, net	206,191	190,164
Total assets	$4,764,492	$4,616,277

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$398,215	$418,893
Accrued liabilities	385,520	391,406
Contract liabilities	219,680	202,458
Debt due within one year	9,739	68,218
Operating lease liabilities	35,042	—
Total current liabilities	1,048,196	1,080,975
Long-term debt due after one year	1,350,265	1,414,829
Operating lease liabilities	146,839	—
Retirement obligations and other liabilities	449,388	459,693
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	499,930	494,551
Retained earnings	3,651,126	3,543,007
Treasury shares, at cost – 46,053 and 46,237 shares, respectively	(2,042,140)	(2,049,404)
Deferred compensation obligation	8,277	7,117
Accumulated other comprehensive loss	(593,849)	(573,947)
Total Flowserve Corporation shareholders’ equity	1,744,335	1,642,315
Noncontrolling interests	25,469	18,465
Total equity	1,769,804	1,660,780
Total liabilities and equity	$4,764,492	$4,616,277

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — June 30, 2019	176,793	$220,991	$493,037	$3,607,928	(45,943)	$(2,036,857)	$8,219	$(567,007)	$23,477	$1,749,788
Stock activity under stock plans	—	—	(260)	—	4	149	58	—	—	(53)
Stock-based compensation	—	—	7,153	—	—	—	—	—	—	7,153
Net earnings	—	—	—	68,443	—	—	—	—	2,120	70,563
Cash dividends declared	—	—	—	(25,245)	—	—	—	—	—	(25,245)
Repurchases of common shares	—	—	—	—	(114)	(5,432)	—	—	—	(5,432)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(26,842)	(66)	(26,908)
Other, net	—	—	—	—	—	—	—	—	(62)	(62)
Balance — September 30, 2019	176,793	$220,991	$499,930	$3,651,126	(46,053)	$(2,042,140)	$8,277	$(593,849)	$25,469	$1,769,804

Balance — June 30, 2018	176,793	$220,991	$483,477	$3,502,006	(46,241)	$(2,049,549)	$6,933	$(542,198)	$19,891	$1,641,551
Stock activity under stock plans	—	—	(146)	—	1	14	—	—	—	(132)
Stock-based compensation	—	—	5,735	—	—	—	—	—	—	5,735
Net earnings	—	—	—	28,205	—	—	—	—	1,234	29,439
Cash dividends declared	—	—	—	(25,160)	—	—	—	—	—	(25,160)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(17,361)	343	(17,018)
Other, net	—	—	—	—	—	—	92	—	(3,780)	(3,688)
Balance — September 30, 2018	176,793	$220,991	$489,066	$3,505,051	(46,240)	$(2,049,535)	$7,025	$(559,559)	$17,688	$1,630,727
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2019	176,793	$220,991	$494,551	$3,543,007	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,660,780
Stock activity under stock plans	—	—	(17,129)	—	298	12,696	1,160	—	—	(3,273)
Stock-based compensation	—	—	22,508	—	—	—	—	—	—	22,508
Net earnings	—	—	—	183,875	—	—	—	—	6,659	190,534
Cash dividends declared	—	—	—	(75,756)	—	—	—	—	—	(75,756)
Repurchases of common shares	—	—	—	—	(114)	(5,432)	—	—	—	(5,432)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(19,902)	599	(19,303)
Other, net	—	—	—	—	—	—	—	—	(254)	(254)
Balance — September 30, 2019	176,793	$220,991	$499,930	$3,651,126	(46,053)	$(2,042,140)	$8,277	$(593,849)	$25,469	$1,769,804

Balance — January 1, 2018	176,793	$220,991	$488,326	$3,503,947	(46,471)	$(2,059,558)	$6,354	$(505,473)	$16,367	$1,670,954
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	19,642	—	—	—	—	—	19,642
Stock activity under stock plans	—	—	(13,391)	—	231	10,023	—	—	—	(3,368)
Stock-based compensation	—	—	14,131	—	—	—	—	—	—	14,131
Net earnings	—	—	—	56,568	—	—	—	—	4,117	60,685
Cash dividends declared	—	—	—	(75,106)	—	—	—	—	—	(75,106)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(54,086)	1,152	(52,934)
Other, net	—	—	—	—	—	—	671	—	(3,948)	(3,277)
Balance — September 30, 2018	176,793	$220,991	$489,066	$3,505,051	(46,240)	$(2,049,535)	$7,025	$(559,559)	$17,688	$1,630,727
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2019	2018
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$190,534	$60,685
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	69,007	72,668
Amortization of intangible and other assets	10,134	12,548
Loss on disposition of businesses	—	7,727
Stock-based compensation	22,507	14,130
Foreign currency, asset impairments and other non-cash adjustments	(8,284)	31,678
Change in assets and liabilities:
Accounts receivable, net	(13,351)	(9,481)
Inventories, net	(68,695)	(46,699)
Contract assets, net	(36,325)	(54,822)
Prepaid expenses and other assets, net	3,786	(16,340)
Accounts payable	(17,889)	(29,963)
Contract liabilities	21,323	3,410
Accrued liabilities and income taxes payable	(6,407)	(13,690)
Retirement obligations and other	(27,660)	(1,480)
Net deferred taxes	5,311	(4,033)
Net cash flows provided (used) by operating activities	143,991	26,338
Cash flows – Investing activities:
Capital expenditures	(44,624)	(49,976)
Proceeds from disposal of assets and other	40,773	4,062
(Payments) proceeds from disposition of businesses	—	(3,663)
Net cash flows provided (used) by investing activities	(3,851)	(49,577)
Cash flows – Financing activities:
Payments on long-term debt	(105,000)	(45,000)
Proceeds from short-term financing	75,000	—
Payments on short-term financing	(75,000)	—
Proceeds under other financing arrangements	2,572	2,720
Payments under other financing arrangements	(8,903)	(9,093)
Repurchases of common shares	(5,432)	—
Payments related to tax withholding for stock-based compensation	(3,835)	(2,972)
Payments of dividends	(74,695)	(74,548)
Other	(251)	(4,333)
Net cash flows provided (used) by financing activities	(195,544)	(133,226)
Effect of exchange rate changes on cash	(17,009)	(17,038)
Net change in cash and cash equivalents	(72,413)	(173,503)
Cash and cash equivalents at beginning of period	619,683	703,445
Cash and cash equivalents at end of period	$547,270	$529,942

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2019, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report").
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

Accounting Developments
Pronouncements Implemented
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2016-02, Leases (Topic 842) ("New Lease Standard"). The New Lease Standard increases transparency and comparability by requiring lessees to recognize right-of-use (“ROU”) assets and lease liabilities for operating leases on their consolidated balance sheets. Additionally, expanded disclosures are required to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases.
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
The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time, more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform.
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 21% of total revenue for both three month periods ended September 30, 2019 and 2018, and 18% and 22% for the nine month periods ended September 30, 2019 and 2018, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 79% of total revenue for both three month periods ended September 30, 2019 and 2018, and 82% and 78% for the nine month periods ended September 30, 2019 and 2018, respectively. Refer to Note 2 to our consolidated financial statements included in our 2018 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$256,664	$252,282	$508,946
Aftermarket	426,134	61,464	487,598
	$682,798	$313,746	$996,544

	Three Months Ended September 30, 2018
	FPD	FCD	Total
Original Equipment	$255,869	$239,864	$495,733
Aftermarket	391,429	65,554	456,983
	$647,298	$305,418	$952,716

	Nine Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$706,092	$715,306	$1,421,398
Aftermarket	1,259,431	195,850	1,455,281
	$1,965,523	$911,156	$2,876,679

	Nine Months Ended September 30, 2018
	FPD	FCD	Total
Original Equipment	$756,296	$689,331	$1,445,627
Aftermarket	1,202,510	197,661	1,400,171
	$1,958,806	$886,992	$2,845,798

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:
:

	Three Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$279,583	$133,881	$413,464
Latin America(1)	51,338	7,682	59,020
Middle East and Africa	87,982	23,721	111,703
Asia Pacific	129,047	86,787	215,834
Europe	134,848	61,675	196,523
	$682,798	$313,746	$996,544

	Three Months Ended September 30, 2018
	FPD	FCD	Total
North America(1)	$251,503	$140,898	$392,401
Latin America(1)	76,167	4,461	80,628
Middle East and Africa	70,666	33,908	104,574
Asia Pacific	119,258	65,858	185,116
Europe	129,704	60,293	189,997
	$647,298	$305,418	$952,716

	Nine Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Total
North America (1)	$797,092	$403,747	$1,200,839
Latin America(1)	134,716	23,574	158,290
Middle East and Africa	249,694	69,484	319,178
Asia Pacific	367,204	227,200	594,404
Europe	416,817	187,151	603,968
	$1,965,523	$911,156	$2,876,679

	Nine Months Ended September 30, 2018
	FPD	FCD	Total
North America (1)	$774,602	$398,872	$1,173,474
Latin America(1)	161,344	15,454	176,798
Middle East and Africa	240,497	99,954	340,451
Asia Pacific	385,955	198,437	584,392
Europe	396,408	174,275	570,683
	$1,958,806	$886,992	$2,845,798
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
On September 30, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $579 million. We estimate recognition of approximately $152 million of this amount as revenue in the remainder of 2019 and an additional $427 million in 2020 and thereafter.
Revenue recognized for performance obligations satisfied (or partially satisfied) in prior periods for the nine months ended September 30, 2019 and 2018 was not material.
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
The following table presents beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2019:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2019	$228,579	10,967	$202,458	$1,370
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(129,621)	—
Revenue recognized in the period in excess of billings	584,784	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	148,552	—
Amounts transferred from contract assets to receivables	(544,533)	(3,414)	—	—
Currency effects and other, net	(10,531)	539	(1,709)	248
Ending balance, September 30, 2019	$258,299	$8,092	$219,680	$1,618
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	Dispositions
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
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our condensed consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our condensed consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of September 30, 2019 are immaterial.

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
As of September 30, 2019, we had $41.9 million of legally binding minimum lease payments for operating leases signed but not yet commenced. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Other information related to our leases is as follows:

		September 30,
(Amounts in thousands)		2019
Operating Leases:
ROU assets recorded under operating leases		$208,943
Accumulated amortization associated with operating leases		(26,670)
Total operating leases ROU assets, net		$182,273

Liabilities recorded under operating leases (current)		$35,042
Liabilities recorded under operating leases (non-current)		146,839
Total operating leases liabilities		$181,881

Finance Leases:
ROU assets recorded under finance leases		$16,230
Accumulated depreciation associated with finance leases		(5,015)
Total finance leases ROU assets, net(1)		$11,215

Total finance leases liabilities(2)		$11,246

The costs components of operating and finance leases are as follows:
(Amounts in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Costs:
Fixed lease expense(3)	$13,858	$43,864
Variable lease expense(3)	1,119	3,999
Total operating lease expense	$14,977	$47,863

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$993	$3,280
Interest on lease liabilities(4)	102	253
Total finance lease expense	$1,095	$3,533
_____________________
(1) Included in property plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

Supplemental cash flows information as of and for the nine months ended September 30, 2019:

(Amounts in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$39,642
Financing cash flows from finance leases(2)	4,177
ROU assets obtained in exchange for lease obligations:
Operating leases	$15,739
Finance leases	10,184
Weighted average remaining lease term (in years)
Operating leases	9 years
Finance leases	4 years
Weighted average discount rate (percent)
Operating leases	4.6%
Finance leases	3.7%
_____________________

(1) Included in our condensed consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our condensed consolidated statement of cash flows, financing activities, payments under other financing arrangements

Future undiscounted lease payments under operating and finance leases as of September 30, 2019 were as follows (amounts in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$10,769	$1,321
2020	39,425	4,353
2021	30,498	2,854
2022	25,032	1,623
2023	21,235	850
Thereafter	95,094	945
Total future minimum lease payments	$222,053	$11,946
Less: Imputed interest	(40,172)	(700)
Total	$181,881	$11,246

Other current liabilities	$35,042	$—
Operating lease liabilities	146,839	—
Debt due within one year	—	4,342
Long-term debt due after one year	—	6,904
Total	$181,881	$11,246

The future minimum lease payments as of December 31, 2018 were as follows (amounts in thousands):
Year ending December 31,
2019	$68,443
2020	49,874
2021	38,446
2022	28,496
2023	21,473
Thereafter	66,518
Total future minimum lease payments	$273,250

5.	Stock-Based Compensation Plans
We maintain the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 1,526,608 were available for issuance as of September 30, 2019. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service to continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2019, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, recognized over three years, with remaining unearned compensation of $0.3 million. No stock options were granted or vested during the nine months ended September 30, 2019 and 2018.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $31.5 million and $24.3 million at September 30, 2019 and December 31, 2018, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2019 and 2018 was $0.3 million and $0.2 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2019 and 2018 was $16.5 million and $14.0 million, respectively.
We recorded stock-based compensation expense of $5.5 million ($7.2 million pre-tax) and $4.4 million ($5.7 million pre-tax) for the three months ended September 30, 2019 and 2018, respectively. We recorded stock-based compensation expense of $17.4 million ($22.5 million pre-tax) and $10.9 million ($14.1 million pre-tax) for the nine months ended September 30, 2019 and 2018, respectively. Performance-based shares granted in 2016 did not fully vest due to the unachievement of certain performance targets, resulting in 115,302 forfeited shares and a $4.5 million reduction of stock-based compensation expense for the nine months ended September 30, 2019. Performance-based shares granted in 2015 did not vest due to performance targets not being achieved, resulting in 100,033 forfeited shares and a $5.4 million reduction of stock-based compensation expense for the nine months ended September 30, 2018.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2019
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2019	1,530,214	$45.06
Granted	807,439	46.91
Vested	(386,306)	42.78
Forfeited	(197,004)	42.32
Outstanding as of September 30, 2019	1,754,343	$46.72

Unvested Restricted Shares outstanding as of September 30, 2019 included approximately 687,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most unvested units were granted in three annual grants since January 1,

2017 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,374,000 shares based on performance targets. As of September 30, 2019, we estimate vesting of approximately 689,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts with third parties had a notional value of $377.6 million and $280.9 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the length of foreign exchange contracts currently in place ranged from 10 days to 35 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2019	2018
Current derivative assets	$1,787	$535
Noncurrent derivative assets	—	5
Current derivative liabilities	4,841	3,285
Noncurrent derivative liabilities	388	2

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Losses recognized in income	$(1,817)	$(1,157)	$(4,511)	$(2,384)

Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as Other income (expense), net.
We previously designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 7 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in Other income (expense), net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the nine months ended September 30, 2019 and 2018.

7.	Debt
Debt, including finance lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2019	2018
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $2,867 and $3,914	$542,033	$569,536
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $2,092 and $2,589	497,908	497,411
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,882 and $2,192	298,118	297,808
Term Loan Facility, interest rate of 4.30% at December 31, 2018, net of debt issuance costs of $249	—	104,751
Finance lease obligations and other borrowings	21,945	13,541
Debt and finance lease obligations	1,360,004	1,483,047
Less amounts due within one year	9,739	68,218
Total debt due after one year	$1,350,265	$1,414,829

Senior Credit Facility
On July 16, 2019, we entered into a new credit agreement (“New Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The New Credit Agreement provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024 (“New Senior Credit Facility”). The New Senior Credit Facility includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans. We have the right to increase the amount of the New Senior Credit Facility by an aggregate amount not to exceed $400.0 million, subject to certain conditions, including each Lender's approval providing any increase. On July 16, 2019, approximately $75.0 million was borrowed under the New Senior Credit Facility to repay all outstanding indebtedness under the then existing Senior Credit Facility.  In connection with this repayment, our outstanding letters of credit under the Senior Credit Facility were transferred to the New Senior Credit Facility, and we terminated the then existing Senior Credit Facility. Subsequently, on September 16, 2019, the $75.0 million borrowed under the New Senior Credit Facility was paid in full.
The interest rates per annum applicable to the New Senior Credit Facility (other than with respect to swing line loans) are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s ("S&P") Ratings, or, at our option, the Base Rate (as defined in the New Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Global Ratings. The initial interest rate on the New Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the New Senior Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the New Senior Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings.  The commitment fee was 0.20% (per annum) during the period ended September 30, 2019.
As of September 30, 2019 and December 31, 2018, we had no revolving loans outstanding. We had outstanding letters of credit of $79.5 million and $92.9 million at September 30, 2019 and December 31, 2018, respectively. The amount available for borrowings under our New Senior Credit Facility was $720.5 million at September 30, 2019. As of December 31, 2018, due to a financial covenant in the Senior Credit Facility, the amount available for borrowings under that facility was effectively limited to $513.7 million. Our compliance with applicable financial covenants under the New Senior Credit Facility is tested quarterly, and we complied with all applicable covenants as of September 30, 2019.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 7. The estimated fair value of our Senior Notes at September 30, 2019 was $1,366.9 million compared to the carrying value of $1,338.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2019 and December 31, 2018.

9. Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2019	2018
Raw materials	$328,902	$310,204
Work in process	239,339	191,660
Finished goods	195,259	205,814
Less: Excess and obsolete reserve	(76,261)	(73,807)
Inventories, net	$687,239	$633,871

10.	Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2019	2018
Net earnings of Flowserve Corporation	$68,443	$28,205
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$68,443	$28,205
Weighted average shares:
Common stock	131,122	130,823
Participating securities	23	20
Denominator for basic earnings per common share	131,145	130,843
Effect of potentially dilutive securities	701	507
Denominator for diluted earnings per common share	131,846	131,350
Earnings per common share:
Basic	$0.52	$0.22
Diluted	0.52	0.21

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2019	2018
Net earnings of Flowserve Corporation	$183,875	$56,568
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$183,875	$56,568
Weighted average shares:
Common stock	131,070	130,784
Participating securities	22	32
Denominator for basic earnings per common share	131,092	130,816
Effect of potentially dilutive securities	605	408
Denominator for diluted earnings per common share	131,697	131,224
Earnings per common share:
Basic	$1.40	$0.43
Diluted	1.40	0.43

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
As previously disclosed in our 2018 Annual Report, in 2016 we terminated an employee of an overseas subsidiary after uncovering actions that violated our Code of Business Conduct and may have violated the Foreign Corrupt Practices Act.  We completed our internal investigation into the matter and self-reported the potential violation to the United States Department of Justice (the “DOJ”) and the SEC.  We previously received a subpoena from the SEC requesting additional information and documentation related to the matter and have completed our response to the subpoena.  Since that time there has not been any legal action in respect of this matter. We currently believe that this matter will not have a material adverse financial impact on the Company.
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
Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established or adjusted reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate and update the reserves as necessary and appropriate.

12.	Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2019 and 2018 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2019	2018	2019	2018	2019	2018
Service cost	$5.9	$5.5	$1.3	$1.7	$—	$—
Interest cost	4.5	3.9	2.0	2.2	0.2	0.2
Expected return on plan assets	(6.4)	(6.4)	(1.7)	(2.1)	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Amortization of unrecognized net loss (gain)	1.0	1.3	0.6	0.9	—	(0.2)
Net periodic cost recognized	$5.0	$4.3	$2.3	$2.7	$0.2	$—

Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2019 and 2018 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2019	2018	2019	2018	2019	2018
Service cost	$17.4	$16.6	$4.2	$5.3	$—	$—
Interest cost	13.2	11.8	6.5	6.6	0.5	0.6
Expected return on plan assets	(19.2)	(19.3)	(5.5)	(6.4)	—	—
Amortization of prior service cost	0.1	0.1	0.2	—	0.1	0.1
Amortization of unrecognized net loss (gain)	2.8	4.1	2.1	2.7	(0.1)	(0.6)
Net periodic cost recognized	$14.3	$13.3	$7.5	$8.2	$0.5	$0.1
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
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per share	$0.19	$0.19	$0.57	$0.57
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 113,656 shares of our outstanding common stock for $5.4 million during the three months ended September 30, 2019, compared to no repurchases of shares for the same period in 2018. During the nine months ended September 30, 2019 ,we repurchased 113,656 shares of our outstanding common stock for $5.4 million, compared to no repurchases of shares during the same period in 2018. The primary purpose for the repurchased shares in 2019 was to offset the dilution of outstanding common stock as a result of the vesting of Restricted Shares during the year related to stock-based compensation. As of September 30, 2019, we had $155.3 million of remaining capacity under our current share repurchase program.

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
For the three months ended September 30, 2019, we earned $96.2 million before taxes and provided for income taxes of $25.6 million resulting in an effective tax rate of 26.7%. For the nine months ended September 30, 2019, we earned $255.2 million before taxes and provided for income taxes of $64.6 million resulting in an effective tax rate of 25.3%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax, partially offset by the net impact of foreign operations.

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
As of September 30, 2019, the amount of unrecognized tax benefits decreased by $1.8 million from December 31, 2018. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2016, state and local income tax audits for years through 2012 or non-U.S. income tax audits for years through 2011. We are currently under examination for various years in Austria, Canada, China, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Philippines, Saudi Arabia, Singapore, the U.S., Venezuela, and Vietnam.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $6 million within the next 12 months.

15.	Segment Information

In connection with the Flowserve 2.0 Transformation program, which is discussed and defined in Note 17, we have determined that there are meaningful operational synergies and benefits to combining our previously reported EPD and IPD segments into one reportable segment, FPD. During the first quarter of 2019 we implemented a reorganization of our operating segments. The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$682,798	$313,746	$996,544	$—	$996,544
Intersegment sales	(52)	1,066	1,014	(1,014)	—
Segment operating income	85,461	50,046	135,507	(25,947)	109,560

Three Months Ended September 30, 2018
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$647,298	$305,418	$952,716	$—	$952,716
Intersegment sales	667	761	1,428	(1,428)	—
Segment operating income	56,480	56,430	112,910	(50,719)	62,191

Nine Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,965,523	$911,156	$2,876,679	$—	$2,876,679
Intersegment sales	1,249	2,716	3,965	(3,965)	—
Segment operating income	242,085	140,628	382,713	(83,904)	298,809

Nine Months Ended September 30, 2018
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,958,806	$886,992	$2,845,798	$—	$2,845,798
Intersegment sales	2,038	2,890	4,928	(4,928)	—
Segment operating income	122,760	136,741	259,501	(105,174)	154,327

16.	Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2019 and 2018:

	2019				2018
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - July 1	$(443,828)	$(117,244)	$(753)	$(561,825)	$(426,327)	$(110,248)	$(965)	$(537,540)
Other comprehensive income (loss) before reclassifications	(30,600)	2,184	44	(28,372)	(19,669)	771	52	(18,846)
Amounts reclassified from AOCL	—	1,464	—	1,464	—	1,828	—	1,828
Net current-period other comprehensive income (loss)	(30,600)	3,648	44	(26,908)	(19,669)	2,599	52	(17,018)
Balance - September 30	$(474,428)	$(113,596)	$(709)	$(588,733)	$(445,996)	$(107,649)	$(913)	$(554,558)

_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.2 million and $4.7 million at July 1, 2019 and 2018, respectively, and $5.1 million and $5.0 million at September 30, 2019 and 2018, respectively. Includes net investment hedge gains of $9.3 million and $1.5 million, net of deferred taxes, at September 30, 2019 and 2018, respectively. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2019(1)	2018(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(1,564)	$(2,061)
Prior service costs(2)	Other income (expense), net	(131)	(78)
	Tax benefit	231	311
	Net of tax	$(1,464)	$(1,828)

_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.
The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2019 and 2018:

	2019				2018
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(447,925)	$(120,647)	$(858)	$(569,430)	$(384,779)	$(115,755)	$(1,090)	$(501,624)
Other comprehensive (loss) income before reclassifications	(26,503)	2,576	149	(23,778)	(61,217)	2,536	177	(58,504)
Amounts reclassified from AOCL	—	4,475	—	4,475	—	5,570	—	5,570
Net current-period other comprehensive (loss) income	(26,503)	7,051	149	(19,303)	(61,217)	8,106	177	(52,934)
Balance - September 30	$(474,428)	$(113,596)	$(709)	$(588,733)	$(445,996)	$(107,649)	$(913)	$(554,558)

(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.5 million and $3.8 million at January 1, 2019 and 2018, respectively, and $5.1 million and $5.0 million at September 30, 2019 and 2018, respectively. Includes net investment hedge losses of $5.9 million and $19.8 million, net of deferred taxes, for the three months ended September 30, 2019 and 2018, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2019(1)	2018(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(4,727)	$(6,231)
Prior service costs(2)	Other income (expense), net	(408)	(237)
	Tax benefit	660	898
	Net of tax	$(4,475)	$(5,570)

_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 for additional details.

17.	Realignment and Transformation Programs
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses (primarily professional services, project management and related travel expenses). For the three months ended September 30, 2019 and 2018, we incurred Flowserve 2.0 Transformation related expenses of $5.1 million and $24.0 million, respectively. For the nine months ended September 30, 2019 and 2018 we incurred Flowserve 2.0 Transformation related expenses of $21.0 million and $27.4 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A.

In 2015, we initiated realignment programs to better align costs and improve long-term efficiency, including manufacturing optimization through the consolidation of facilities, reduction in our workforce and divestiture of certain non-strategic assets (the “Realignment Programs”).  The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our condensed consolidated statements of income. These Realignment Programs have been substantially completed as of December 31, 2018. We estimate that the total investment in these programs will be approximately $350 million. As of September 30, 2019, we have incurred charges of $346.9 million since the inception of the programs.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment and Flowserve 2.0 Transformation program charges:

	Three Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$197	$811	$1,008	$—	$1,008
SG&A	37	—	37	—	37
	$234	$811	$1,045	$—	$1,045
Non-Restructuring Charges
COS	$2,409	$3	$2,412	$—	$2,412
SG&A	343	—	343	994	1,337
	$2,752	$3	$2,755	$994	$3,749
Total Realignment Charges
COS	$2,606	$814	$3,420	$—	$3,420
SG&A	380	—	380	994	$1,374
Total	$2,986	$814	$3,800	$994	$4,794

Transformation Charges
SG&A	$—	$—	$—	$5,058	$5,058
	$—	$—	$—	$5,058	$5,058

Total Realignment and Transformation Charges
COS	$2,606	$814	$3,420	$—	$3,420
SG&A	380	—	380	6,052	6,432
Total	$2,986	$814	$3,800	$6,052	$9,852

	Three Months Ended September 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$3,487	$918	$4,405	$—	$4,405
SG&A	(205)	1	(204)	9	(195)
	$3,282	$919	$4,201	$9	$4,210
Non-Restructuring Charges
COS	$4,433	$(630)	$3,803	$—	$3,803
SG&A	(818)	225	(593)	3,707	3,114
	$3,615	$(405)	$3,210	$3,707	$6,917
Total Realignment Charges
COS	$7,920	$288	$8,208	$—	$8,208
SG&A	(1,023)	226	(797)	3,716	$2,919
Total	$6,897	$514	$7,411	$3,716	$11,127

Transformation Charges
SG&A	$—	$—	$—	$23,986	$23,986
	$—	$—	$—	$23,986	$23,986

Total Realignment and Transformation Charges
COS	$7,920	$288	$8,208	$—	$8,208
SG&A	(1,023)	$226	$(797)	$27,702	$26,905
Total	$6,897	$514	$7,411	$27,702	$35,113

	Nine Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,892	$1,291	$3,183	$—	$3,183
SG&A(1)	(17,072)	413	(16,659)	—	(16,659)
	$(15,180)	$1,704	$(13,476)	$—	$(13,476)
Non-Restructuring Charges
COS	$9,531	$72	$9,603	$—	$9,603
SG&A	770	34	804	2,237	3,041
	$10,301	$106	$10,407	$2,237	$12,644
Total Realignment Charges
COS	$11,423	$1,363	$12,786	$—	$12,786
SG&A	(16,302)	447	(15,855)	2,237	(13,618)
Total	$(4,879)	$1,810	$(3,069)	$2,237	$(832)

Transformation Charges
SG&A	—	—	—	21,044	21,044
	$—	$—	$—	$21,044	$21,044

Total Realignment and Transformation Charges
COS	$11,423	$1,363	$12,786	$—	$12,786
SG&A	(16,302)	447	(15,855)	23,281	7,426
Total	$(4,879)	$1,810	$(3,069)	$23,281	$20,212

______________________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

	Nine Months Ended September 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$10,532	$3,370	$13,902	$—	$13,902
SG&A	917	345	1,262	37	1,299
	$11,449	$3,715	$15,164	$37	$15,201
Non-Restructuring Charges
COS	$17,738	$(47)	$17,691	$—	$17,691
SG&A	3,778	947	4,725	5,723	10,448
	$21,516	$900	$22,416	$5,723	$28,139
Total Realignment Charges
COS	$28,270	$3,323	$31,593	$—	$31,593
SG&A	4,695	1,292	5,987	5,760	11,747
Total	$32,965	$4,615	$37,580	$5,760	$43,340

Transformation Charges
SG&A	—	—	—	27,352	27,352
	$—	$—	$—	$27,352	$27,352

Total Realignment and Transformation Charges
COS	$28,270	$3,323	$31,593	$—	$31,593
SG&A	4,695	1,292	5,987	33,112	39,099
Total	$32,965	$4,615	$37,580	$33,112	$70,692

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$110,934	$28,316	$139,250	$—	$139,250
SG&A	19,838	9,868	29,706	317	30,023
Income tax expense(1)	18,700	1,800	20,500	—	20,500
	$149,472	$39,984	$189,456	$317	$189,773
Non-Restructuring Charges
COS	$78,015	$13,790	$91,805	$8	$91,813
SG&A	40,074	7,546	47,620	17,739	65,359
	$118,089	$21,336	$139,425	$17,747	$157,172
Total Realignment Charges
COS	$188,949	$42,106	$231,055	$8	$231,063
SG&A	59,912	17,414	77,326	18,056	95,382
Income tax expense(1)	18,700	1,800	20,500	—	20,500
Total	$267,561	$61,320	$328,881	$18,064	$346,945

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
The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended September 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/ (Gains)	Other	Total
COS	$(729)	$3	$19	$1,715	$1,008
SG&A	(9)	—	5	41	37
Total	$(738)	$3	$24	$1,756	$1,045

	Three Months Ended September 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(590)	$3	$449	$4,543	$4,405
SG&A	(46)	—	10	(159)	(195)
Total	$(636)	$3	$459	$4,384	$4,210

	Nine Months Ended September 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/ (Gains)	Other	Total
COS	$1,099	$51	$(799)	$2,832	$3,183
SG&A(1)	1,609	—	(18,496)	228	(16,659)
Total	$2,708	$51	$(19,295)	$3,060	$(13,476)
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

	Nine Months Ended September 30, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$2,764	$3	$3,898	$7,237	$13,902
SG&A	1,246	—	10	43	1,299
Total	$4,010	$3	$3,908	$7,280	$15,201

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$86,259	$958	$23,536	$28,497	$139,250
SG&A	33,354	43	(16,807)	13,433	30,023
Income tax expense(1)	—	—	—	20,500	20,500
Total	$119,613	$1,001	$6,729	$62,430	$189,773

_______________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the nine months ended September 30, 2019 and 2018:

(Amounts in thousands)	2019	2018
Balance at December 31	$11,927	$39,230
Charges, net of adjustments	5,817	11,314
Cash expenditures	(8,196)	(15,935)
Other non-cash adjustments, including currency	(461)	(15,196)
Balance at September 30	$9,087	$19,413

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 173 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.

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
Our business segments share a focus on industrial flow control technology and have a number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. For example, our segments share leadership for operational support functions, such as sales, research and development, marketing and supply chain.
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
Over the past year, we have experienced a stabilization in business conditions and gained both traction and momentum in certain of our key markets.  With continued stability in oil prices, at improved levels beginning in the second half of 2017, our large-project business is showing signs of recovery, while we expect increased geopolitical uncertainty to continue to challenge customers maintenance and short cycle investment in the near term.

RESULTS OF OPERATIONS — Three and nine months ended September 30, 2019 and 2018
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses. For the three months ended September 30, 2019 and 2018 we incurred Flowserve 2.0 Transformation related expenses of $5.1 million and $24.0 million, respectively. For the nine months ended September 30, 2019 and 2018 we incurred Flowserve 2.0 Transformation related expenses of $21.0 million and $27.4 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A.
The Realignment Programs, initiated in 2015, as discussed Note 17 to our condensed consolidated financial statements included in this Quarterly Report, were substantially complete as of December 31, 2018, with an estimated total investment in these programs of approximately $350 million.
The total charges for Realignment Programs and Flowserve 2.0 Transformation by segment are detailed below for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$2,606	$814	$3,420	$—	$3,420
SG&A	380	—	380	6,052	6,432
Total	$2,986	$814	$3,800	$6,052	$9,852

	Three Months Ended September 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$7,920	$288	$8,208	$—	$8,208
SG&A	(1,023)	226	(797)	27,702	26,905
Total	$6,897	$514	$7,411	$27,702	$35,113

	Nine Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$11,423	$1,363	$12,786	$—	$12,786
SG&A(1)	(16,302)	447	(15,855)	23,281	7,426
Total	$(4,879)	$1,810	$(3,069)	$23,281	$20,212

	Nine Months Ended September 30, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$28,270	$3,323	$31,593	$—	$31,593
SG&A	4,695	1,292	5,987	33,112	39,099
Total	$32,965	$4,615	$37,580	$33,112	$70,692
__________________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2019	2018
Bookings	$1,023.4	$1,010.4
Sales	996.5	952.7

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Bookings	$3,188.4	$2,974.5
Sales	2,876.7	2,845.8
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2019 increased by $13.0 million, or 1.3%, as compared with the same period in 2018. The increase included negative currency effects of approximately $22 million. The increase was driven by higher bookings in the power generation, chemical and water management industries, partially offset by decreased bookings in the oil and gas and general industries. The increase was driven by customer original equipment bookings. The three months ended September 30, 2018 included bookings of approximately $7 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018.
Bookings for the nine months ended September 30, 2019 increased by $213.9 million, or 7.2%, as compared with the same period in 2018. The increase included negative currency effects of approximately $97 million. The increase was primarily driven by customer original equipment bookings. The increase was driven by higher bookings in the oil and gas, chemical, power generation and water management industries, partially offset by decreased bookings in the general industries. The nine months ended September 30, 2018 included bookings of approximately $31 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018.
Sales for the three months ended September 30, 2019 increased by $43.8 million, or 4.6%, as compared with the same period in 2018. The increase included negative currency effects of approximately $22 million. The increased sales were more heavily weighted towards aftermarket sales, with increased sales into North America, Asia Pacific, the Middle East and Europe, partially offset by decreased sales into Latin America and Africa. The three months ended September 30, 2018 included sales of approximately $5 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Net sales to international customers, including export sales from the U.S., were approximately 63% of total sales for the three months ended September 30, 2019 and 2018.
Sales for the nine months ended September 30, 2019 increased by $30.9 million, or 1.1%, as compared with the same period in 2018. The increase included negative currency effects of approximately $83 million. The increase was driven by aftermarket sales, with increased sales into Europe, North America and Asia Pacific, partially offset by decreased sales into the Middle East and Latin America. The nine months ended September 30, 2018 included sales of approximately $44 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Net sales to international customers, including export sales from the U.S., were approximately 63% of total sales for the nine months ended September 30, 2019 and 2018.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations, and currency effects. Backlog of $2,137.5 million at September 30, 2019 increased by $245.9 million, or 13.0%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $47 million. Approximately 33% of the backlog at September 30, 2019 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $579 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Gross profit	$333.7	$308.5
Gross profit margin	33.5%	32.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Gross profit	$945.8	$866.0
Gross profit margin	32.9%	30.4%
Gross profit for the three months ended September 30, 2019 increased by $25.2 million, or 8.2%, as compared with the same period in 2018. Gross profit margin for the three months ended September 30, 2019 of 33.5% increased from 32.4% for the same period in 2018. The increase in gross profit margin was primarily attributed to the favorable impact of revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs and improvements in operational efficiency. Aftermarket sales represented approximately 49% of total sales, as compared with approximately 48% of total sales for the same period in 2018.
Gross profit for the nine months ended September 30, 2019 increased by $79.8 million, or 9.2%, as compared with the same period in 2018. Gross profit margin for the nine months ended September 30, 2019 of 32.9% increased from 30.4% for the same period in 2018. The increase in gross profit margin was primarily attributed to the favorable impact of revenue recognized on higher margin projects, sales mix shift to higher margin aftermarket sales, lower realignment charges associated with our Realignment Programs, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 49% of total sales for the same period in 2018.

Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
SG&A	$226.2	$241.9
SG&A as a percentage of sales	22.7%	25.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
SG&A	$655.0	$711.8
SG&A as a percentage of sales	22.8%	25.0%

SG&A for the three months ended September 30, 2019 decreased by $15.7 million, or 6.5%, as compared with the same period in 2018. Currency effects yielded a decrease of approximately $4 million. SG&A as a percentage of sales for the three months ended September 30, 2019 decreased 270 basis points as compared with the same period in 2018 primarily due to lower charges related to our Flowserve 2.0 Transformation program, decreased broad-based annual incentive compensation expense and the reversal of a loss contingency related to a legal matter.

SG&A for the nine months ended September 30, 2019 decreased by $56.8 million, or 8.0%, as compared with the same period in 2018. Currency effects yielded a decrease of approximately $16 million. SG&A as a percentage of sales for the nine months ended September 30, 2019 decreased 220 basis points as compared with the same period in 2018 primarily due to lower charges related to our Flowserve 2.0 Transformation program, decreased broad-based annual incentive compensation expense, gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019, favorable impacts resulting from the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to long-lived assets in the second quarter of 2018 that did not recur.

Loss on Sale of Businesses

	Three Months Ended September 30,
(Amounts in millions)	2019	2018
Loss on sale of businesses	$—	$(7.7)

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Loss on sale of businesses	$—	$(7.7)

The loss on sale of businesses for the three and nine months ended September 30, 2018 is due to the loss of $7.7 million from the divestiture of two FPD locations and related product lines in the third quarter of 2018. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report for additional information on these transactions.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2019	2018
Net earnings from affiliates	$2.1	$3.3

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Net earnings from affiliates	$8.1	$7.9

Net earnings from affiliates for the three months ended September 30, 2019 decreased $1.2 million, or 36.4%, as compared with the same period in 2018. The decrease was primarily a result of decreased earnings of our FPD joint venture in India.

Net earnings from affiliates for the nine months ended September 30, 2019 were relatively flat when compared with prior year.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Operating income	$109.6	$62.2
Operating income as a percentage of sales	11.0%	6.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Operating income	$298.8	$154.3
Operating income as a percentage of sales	10.4%	5.4%

Operating income for the three months ended September 30, 2019 increased by $47.4 million, or 76.2%, as compared with the same period in 2018. The increase included negative currency effects of approximately $2 million. The increase was primarily a result of the $25.2 million increase in gross profit, the $15.7 million decrease in SG&A and the loss of $7.7 million from the divestiture of two FPD locations and related product lines in the third quarter of 2018 that did not recur.

Operating income for the nine months ended September 30, 2019 increased by $144.5 million, or 93.6%, as compared with the same period in 2018. The increase included negative currency effects of approximately $11 million. The increase was primarily a result of the $79.8 million increase in gross profit, the $56.8 million decrease in SG&A and the loss of $7.7 million from the divestiture of two FPD locations and related product lines in the third quarter of 2018 that did not recur.

Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2019	2018
Interest expense	$(14.0)	$(13.8)
Interest income	2.3	1.3

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Interest expense	$(42.0)	$(43.6)
Interest income	6.5	4.2

Interest expense for the three months ended September 30, 2019 remained relatively constant as compared with the same period in 2018. Interest income for the three months ended September 30, 2019 increased $1.0 million as compared with the same period in 2018. The increase in interest income was primarily attributable to higher average cash balances compared with same period in 2018.

Interest expense and interest income for the nine months ended September 30, 2019 decreased $1.6 million and increased $2.3 million, respectively, as compared with the same period in 2018. The decrease in interest expense was primarily attributable to lower borrowings in 2019 and currency impacts on interest expense associated with our outstanding Euro-denominated senior notes, as compared to the same period in 2018. The increase in interest income was primarily attributable to higher average cash balances compared with same period in 2018.

Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2019	2018
Other income (expense), net	$(1.6)	$(5.3)

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Other income (expense), net	$(8.1)	$(17.2)

Other income (expense), net for the three months ended September 30, 2019 decreased $3.7 million, as compared with the same period in 2018, due primarily to a $4.0 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $0.7 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Brazilian real and Indian rupee in relation to the U.S. dollar during the three months ended September 30, 2019, as compared with the same period in 2018.

Other income (expense), net for the nine months ended September 30, 2019 decreased $9.1 million, as compared with the same period in 2018, due primarily to a $11.7 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $2.1 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Indian rupee, Euro, Mexican peso and Brazilian real in relation to the U.S. dollar during the nine months ended September 30, 2019, as compared with the same period in 2018.
Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Provision for income taxes	$25.6	$14.9
Effective tax rate	26.7%	33.6%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Provision for income taxes	$64.6	$37.0
Effective tax rate	25.3%	37.9%

The effective tax rate of 26.7% for the three months ended September 30, 2019 decreased from 33.6% for the same period in 2018. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2018 primarily due to the net impact of taxes on foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

The effective tax rate of 25.3% for the nine months ended September 30, 2019 decreased from 37.9% for the same period in 2018. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax, partially offset by the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2018 primarily due to the net impact of taxes on foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2019	2018
Other comprehensive income (loss)	$(26.9)	$(17.0)

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Other comprehensive income (loss)	$(19.3)	$(52.9)

Other comprehensive loss for the three months ended September 30, 2019 increased $9.9 million from a loss of $17.0 million in the same period in 2018. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan and Mexican peso versus the U.S. dollar during the three months ended September 30, 2019, as compared with the same period in 2018.

Other comprehensive loss for the nine months ended September 30, 2019 decreased $33.6 million from a loss of $52.9 million in the same period in 2018. The decreased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the nine months ended September 30, 2019, as compared with the same period in 2018.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 50 countries with 41 manufacturing facilities worldwide, 14 of which are located in Europe, 13 in North America, eight in Asia and six in Latin America, and it operates 145 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$742.1	$698.4
Sales	682.7	648.0
Gross profit	230.4	199.9
Gross profit margin	33.7%	30.8%
SG&A	147.1	139.0
Loss on sale of businesses	—	(7.7)
Segment operating income	85.5	56.5
Segment operating income as a percentage of sales	12.5%	8.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$2,253.5	$2,023.2
Sales	1,966.8	1,960.8
Gross profit	653.8	569.6
Gross profit margin	33.2%	29.0%
SG&A	419.7	447.8
Loss on sale of businesses	—	(7.7)
Segment operating income	242.1	122.8
Segment operating income as a percentage of sales	12.3%	6.3%

Bookings for the three months ended September 30, 2019 increased by $43.7 million, or 6.3%, as compared with the same period in 2018. The increase included negative currency effects of approximately $17 million. The increase in customer bookings was driven by the chemical, power generation and general industries, partially offset by decreased bookings in the oil and gas industry. The three months ended September 30, 2018 included bookings of approximately $7 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Increased customer bookings of $22.8 million into the Middle East, $20.3 million into North America, $18.0 million into Africa, $7.0 million into Asia Pacific and $1.9 million into Latin America were partially offset by decreased customer bookings of $25.1 million into Europe. The increase was driven by customer original equipment bookings.
Bookings for the nine months ended September 30, 2019 increased by $230.3 million, or 11.4%, as compared with the same period in 2018. The increase included negative currency effects of approximately $71 million. The increase in customer bookings was driven by the oil and gas, chemical and power generation industries, partially offset by decreased bookings in the general industries. The nine months ended September 30, 2018 included bookings of approximately $31 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. Increased customer bookings of $121.4 million into North America, $104.5 million into the Middle East, $68.6 million into Asia Pacific and $14.5 million in Latin America were partially offset by decreased customer bookings of $93.8 million into Europe. The increase was more heavily-weighted towards customer original equipment bookings.
Sales for the three months ended September 30, 2019 increased $34.7 million, or 5.4%, as compared with the same period in 2018. The increase in sales included negative currency effects of approximately $15 million. The three months ended September 30, 2018 included sales of approximately $5 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. The increase in sales was driven by aftermarket services sales. Customer sales increased $27.3 million into North America, $18.8 million into the Middle East, $9.4 million into Asia Pacific and $5.0 million into Europe, which were partially offset by decreased sales of $25.1 million into Latin America and $1.6 million into Africa.
Sales for the nine months ended September 30, 2019 increased $6.0 million, or 0.3%, as compared with the same period in 2018. The increase in sales included negative currency effects of approximately $59 million. The nine months ended September 30, 2018 included sales of approximately $44 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. The increase in sales was driven by aftermarket services sales. Customer sales increased $20.0 million into North America, $19.7 million into Europe and $12.9 million into Africa, which were partially offset by decreased sales of $27.2 million into Latin America, $20.0 million into Asia Pacific and $4.3 million into the Middle East.
Gross profit for the three months ended September 30, 2019 increased by $30.5 million, or 15.3%, as compared with the same period in 2018. Gross profit margin for the three months ended September 30, 2019 of 33.7% increased from 30.8% for the same period in 2018. The increase in gross profit margin was primarily attributable to revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs, sales mix shift to higher margin aftermarket sales and improvements in operational efficiency.
Gross profit for the nine months ended September 30, 2019 increased by $84.2 million, or 14.8%, as compared with the same period in 2018. Gross profit margin for the nine months ended September 30, 2019 of 33.2% increased from 29.0% for the same period in 2018. The increase in gross profit margin was primarily attributable to revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs, sales mix shift to higher margin aftermarket sales, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur.

SG&A for the three months ended September 30, 2019 increased by $8.1 million, or 5.8%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $3 million. The increase in SG&A is primarily due to increased selling-related expenses as compared to the same period in 2018.
SG&A for the nine months ended September 30, 2019 decreased by $28.1 million, or 6.3%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $11 million. The decrease in SG&A is primarily due to favorable impacts on SG&A due to gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019, the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to the long-lived assets in the second quarter of 2018 that did not recur.
Operating income for the three months ended September 30, 2019 increased by $29 million, or 51.3%, as compared with the same period in 2018. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $30.5 million increase in gross profit, partially offset by the $8.1 million increase in SG&A and the $7.7 million loss from the divestiture of two FPD locations and related product lines in the third quarter of 2018 that did not recur.
Operating income for the nine months ended September 30, 2019 increased by $119.3 million, or 97.1%, as compared with the same period in 2018. The increase included negative currency effects of approximately $9 million. The increase was primarily due to the $84.2 million increase in gross profit, the $28.1 million decrease in SG&A and the $7.7 million loss from the divestiture of two FPD locations and related product lines in the third quarter of 2018 that did not recur.
Backlog of $1,514.6 million at September 30, 2019 increased by $228.4 million, or 17.8%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $33 million.

Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 49 manufacturing facilities and QRCs in 22 countries around the world, with five of its 21 manufacturing operations located in the U.S., 10 located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the third largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$282.7	$314.2
Sales	314.8	306.2
Gross profit	102.6	109.4
Gross profit margin	32.6%	35.7%
SG&A	52.6	52.9
Segment operating income	50.0	56.4
Segment operating income as a percentage of sales	15.9%	18.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2019	2018
Bookings	$942.8	$957.9
Sales	913.9	889.9
Gross profit	299.8	298.6
Gross profit margin	32.8%	33.6%
SG&A	159.2	161.1
Segment operating income	140.6	136.7
Segment operating income as a percentage of sales	15.4%	15.4%

Bookings for the three months ended September 30, 2019 decreased by $31.5 million, or 10.0%, as compared with the same period in 2018. Bookings included negative currency effects of approximately $5 million. Decreased customer bookings in the oil and gas and chemical industries were partially offset by increased bookings in the power generation industry. Decreased customer bookings of $17.3 million into Europe, $12.8 million into North America, $2.1 million into Latin America and $1.5 million into Asia Pacific were partially offset by increased bookings of $2.3 million into the Middle East and $2.2 million into Africa. The decrease was primarily driven by customer original equipment bookings.
Bookings for the nine months ended September 30, 2019 decreased by $15.1 million, or 1.6%, as compared with the same period in 2018. Bookings included negative currency effects of approximately $26 million. Decreased customer bookings in the general industries were partially offset by increased bookings in the power generation, chemical, water management and oil and gas industries. Decreased customer bookings of $26 million into North America, $4.4 million into Latin America and $4.1 million into Africa were partially offset by increased bookings of $14.9 million into the Middle East. The decrease was primarily driven by customer aftermarket bookings.
Sales for the three months ended September 30, 2019 increased $8.6 million, or 2.8%, as compared with the same period in 2018. The increase included negative currency effects of approximately $6 million. Increased sales were driven by original equipment sales. The increase was primarily driven by increased customer sales of $21.1 million into Asia Pacific, $3.2 million into Latin America and $1.6 million into Europe, partially offset by decreased sales of $9.0 million into Africa, $6.8 million into North America and $1.2 million into the Middle East.
Sales for the nine months ended September 30, 2019 increased $24.0 million, or 2.7%, as compared with the same period in 2018. The increase included negative currency effects of approximately $25 million. Increased sales were driven by original equipment sales. The increase was primarily driven by increased customer sales of $28.7 million into Asia Pacific, $13.1 million into Europe, $8.1 million into Latin America and $4.6 million into North America, partially offset by decreased sales of $15.9 million into the Middle East and $14.8 million into Africa.
Gross profit for the three months ended September 30, 2019 decreased by $6.8 million, or 6.2%, as compared with the same period in 2018. Gross profit margin for the three months ended September 30, 2019 of 32.6% decreased from 35.7% for the same period in 2018. The decrease in gross profit margin was primarily attributed to a mix shift to more original equipment sales and revenue recognized on lower margin original equipment orders as compared to the same period in 2018.
Gross profit for the nine months ended September 30, 2019 increased by $1.2 million, or 0.4%, as compared with the same period in 2018. Gross profit margin for the nine months ended September 30, 2019 of 32.8% decreased from 33.6% for the same period in 2018. The decrease in gross profit margin was primarily attributed to a mix shift to more original equipment sales and revenue recognized on lower margin original equipment orders as compared to the same period in 2018.
SG&A for the three months ended September 30, 2019 remained relatively flat as compared with the same period in 2018. Currency effects provided a decrease of approximately $1 million.
SG&A for the nine months ended September 30, 2019 decreased by $1.9 million, or 1.2%, as compared with the same period in 2018. Currency effects provided a decrease of approximately $4 million.
Operating income for the three months ended September 30, 2019 decreased by $6.4 million, or 11.3%, as compared with the same period in 2018. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to the $6.8 million decrease in gross profit.
Operating income for the nine months ended September 30, 2019 increased by $3.9 million, or 2.9%, as compared with the same period in 2018. The increase included negative currency effects of approximately $3 million. The increase was primarily due to the $1.2 million increase in gross profit and the decrease in SG&A of $1.9 million.
Backlog of $627.0 million at September 30, 2019 increased by $18.6 million, or 3.1%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $14 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Net cash flows provided (used) by operating activities	$144.0	$26.3
Net cash flows provided (used) by investing activities	(3.9)	(49.6)
Net cash flows provided (used) by financing activities	(195.5)	(133.2)

Existing cash, cash generated by operations and borrowings available under our New Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2019 was $547.3 million, as compared with $619.7 million at December 31, 2018.
Our cash balance decreased by $72.4 million to $547.3 million at September 30, 2019, as compared with December 31, 2018. The cash activity during the first nine months of 2019 included $38.9 million of proceeds from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs, $74.7 million in dividend payments and $105.0 million of payments on long-term debt.
For the nine months ended September 30, 2019, our cash provided by operating activities was $144.0 million, as compared to $26.3 million for the same period in 2018. Cash flow provided by working capital increased for the nine months ended September 30, 2019, due primarily to improved cash flow related to accounts payable, contract assets and contract liabilities, partially offset by inventories and accrued liabilities and income taxes payable.
Increases in accounts receivable used $13.4 million of cash flow for the nine months ended September 30, 2019, as compared to $9.5 million for the same period in 2018. As of September 30, 2019, our days’ sales outstanding ("DSO") was 71 days as compared with 74 days as of September 30, 2018.
Increases in contract assets used $36.3 million of cash flow for the nine months ended September 30, 2019, as compared to $54.8 million for the same period in 2018.
Increases in inventory used $68.7 million and $46.7 million of cash flow for the nine months ended September 30, 2019 and September 30, 2018, respectively. Inventory turns were 3.9 times at both September 30, 2019 and 2018.
Decreases in accounts payable used $17.9 million of cash flow for the nine months ended September 30, 2019, as compared with $30.0 million for the same period in 2018. Decreases in accrued liabilities and income taxes payable used $6.4 million of cash flow for the nine months ended September 30, 2019, as compared with $13.7 million for the same period in 2018.
Increases in contract liabilities provided $21.3 million and $3.4 million of cash flow for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Cash flows used by investing activities during the nine months ended September 30, 2019 were $3.9 million, as compared with to $49.6 million for the same period in 2018. Capital expenditures during the nine months ended September 30, 2019 were $44.6 million, a decrease of $5.4 million as compared with the same period in 2018. Our capital expenditures are generally focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure, ongoing scheduled replacements and upgrades, and cost reduction opportunities. In 2019, total capital expenditures are expected to be between $75 million and $85 million. In addition, proceeds from disposal of assets during the nine months ended September 30, 2019 provided $40.8 million, primarily from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs.
Cash flows used by financing activities during the nine months ended September 30, 2019 were $195.5 million, as compared with $133.2 million for the same period in 2018. Cash outflows during the nine months ended September 30, 2019 resulted primarily from the repurchase of $5.4 million of common shares, $74.7 million of dividend payments and $105.0 million of payments on long-term debt.
As of September 30, 2019, we had an available capacity of $720.5 million on our $800.0 million New Senior Credit Facility. Our borrowing capacity is subject to financial covenant limitations based on the terms of our New Senior Credit Facility and is also reduced by outstanding letters of credit.  On July 16, 2019, we borrowed $75.0 million under the New Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024, to repay all outstanding indebtedness under our Senior Credit Facility.  In connection with this repayment, our outstanding letters of credit under the Senior Credit Facility were transferred to the New Senior Credit Facility, and we terminated the Senior Credit Facility. Our New Senior Credit Facility is committed and held by a diversified group of financial institutions. On September 16, 2019, the $75.0 million borrowed under the New Senior Credit Facility was paid in full. Refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our New Senior Credit Facility.
During both the nine months ended September 30, 2019 and 2018, we contributed $20.0 million to our U.S. pension plan. At December 31, 2018 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we do not anticipate making any additional contributions to our U.S. pension plan in 2019, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our New Senior Credit Facility and our existing cash balance will be sufficient to meet our cash needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See "Cautionary Note Regarding Forward-Looking Statements" below.
As of September 30, 2019, we have $155.3 million of remaining capacity for Board of Directors approved share repurchases. While we intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 11 to our consolidated financial statements included in our 2018 Annual Report and Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our New Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our New Senior Credit Facility as of September 30, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2019, include:

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

•
our dependence on our customers' ability to make required capital investment and maintenance expenditures. The liquidity and financial position of our customers could impact capital investment decisions and their ability to pay in full and/or on a timely basis;

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
We have market risk exposure arising from changes in foreign currency exchange rate movements in foreign exchange contracts. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but we currently expect our counterparties will continue to meet their obligations given their current creditworthiness.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We previously designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net losses associated with foreign currency translation of $(30.6) million and $(19.7) million for the three months ended September 30, 2019 and 2018, respectively, and $(26.5) million and $(61.2) million for the nine months ended September 30, 2019 and 2018, respectively which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of September 30, 2019, we had a U.S. dollar equivalent of $377.6 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $280.9 million at December 31, 2018. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $(0.9) million and $(4.3) million for the three months ended September 30, 2019 and 2018, respectively, and $(6.7) million and $(16.4) million for the nine months ended September 30, 2019 and 2018, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2019, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2019 would have impacted our net earnings by approximately $12 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended September 30, 2019, we repurchased 113,656 of our common stock for $5.4 million (representing an average cost of $47.78 per share).  As of September 30, 2019, we have $155.3 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2019:

	Total Number of Shares Tendered		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	—		$—	—	$160.7
August 1 - 31	822	(1)	43.07	—	160.7
September 1 - 30	115,461	(2)	47.75	113,656	155.3
Total	116,283		$47.72	113,656
__________________________________

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $43.07.

(2)
Includes 529 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $48.26 and 1,276 shares purchased at a price of $45.05 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

10.1
Credit Agreement, dated July  16, 2019, among Flowserve Corporation, Bank of America, N.A., as swing line lender, letter of credit issuer and administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 19, 2019).

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

FLOWSERVE CORPORATION

Date:	October 30, 2019	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2019	/s/ Lee S. Eckert
Lee S. Eckert
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)