Form 10-K
period 2019-12-31
FLOWSERVE CORP
filed 2020-02-18
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York			31-0267900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5215 N. O'Connor Boulevard Suite 2300,	Irving,	Texas	75039
(Address of principal executive offices)			(Zip Code)
(972) 443-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1.25 Par Value	FLS	New York Stock Exchange
1.25% Senior Notes due 2022	FLS22A	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $3,069,855,077. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 12, 2020 was 130,901,014.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2020 Annual Meeting of Shareholders scheduled to be held on May 21, 2020 is incorporated by reference into Part III hereof.

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
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2019 and 2018 consisted of:

	2019	2018
• oil and gas	41%	38%
• general industries(1)	22%	25%
• chemical(2)	22%	22%
• power generation	11%	11%
• water management	4%	4%

(1)
General industries include mining and ore processing, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

(2)Chemical industry is comprised of chemical-based and pharmaceutical products.

We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 18 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
During the first quarter of 2019, we determined that there were meaningful operational synergies and benefits to combining our previously reported Engineered Product Division ("EPD") and Industrial Product Division ("IPD") segments into one reportable segment, Flowserve Pump Division ("FPD"). As a result, we implemented a reorganization of our operating segments and report our financial information reflecting two segments: FPD and Flow Control Division ("FCD"). The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. Prior periods' financial information was retrospectively adjusted to reflect the new reportable segment structure. Sales to external customers, intersegment sales, operating profit and the presentation of certain other financial information by segment are reported in Note 18 to our consolidated financial statements included in Item 8 of this Annual Report and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our segments share a focus on industrial flow control technology and benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. All segments share certain resources and functions, including elements of research and development ("R&D"), supply chain, safety, quality assurance and administrative functions that provide efficiencies and an overall lower cost structure.
Our operations leadership reports to our Chief Executive Officer and the segments share leadership for operational support functions such as R&D, marketing and supply chain. We believe this leadership structure positions the Company to leverage operational excellence, cost reduction initiatives and internal synergies across our entire operating platform to drive further growth and increase in shareholder value.
In 2018 we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, expand margins, increase capital efficiency and improve organizational health. For further discussion of the Flowserve 2.0 Transformation program refer to Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.
Strategies
Our overarching objectives are to be a leader in each of the market segments we serve and become the employer of choice in the flow control industry. Additionally, we seek to be recognized by our customers as the most trusted brand of flow control technology in terms of reliability and quality, which we believe will help maximize shareholder value.
In pursuit of these objectives, we maintain a rolling, five-year strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives in four key areas: People, Process & Technology, Customer and Finance.
People
With the goal of developing and maintaining a people-first culture that produces the finest talent, we focus on several elements in our strategic efforts to continuously enhance our organizational capability, including: (i) fully committing to providing a safe work environment for all our associates, worldwide, (ii) upholding a high-performance workforce, that is empowered, accountable and flexible, (iii) becoming the employer of choice by fostering a people-first culture and (iv) recruiting, developing and retaining a global and diverse workforce.
Process and Technology
With the goal of improving our productivity and delivering a continuous stream of innovative solutions to our customers, we focus on select strategies relating to: (i) developing and maintaining an enterprise-first business approach across all operating units and functional organizations, (ii) simplifying our business processes and optimizing corporate structural costs, (iii) significantly reducing our product cost and rationalizing our product portfolio and (iv) becoming the technical leader in the flow control industry.
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
Flowserve 2.0 Transformation
The goals of the Flowserve 2.0 Transformation are to (i) accelerate revenue growth, (ii) drive margin expansion, (iii) increase capital efficiency and (iv) improve organizational health. The Flowserve 2.0 Transformation consists of over a hundred individual projects spread over six work-streams (operations, commercial, growth, aftermarket, cost structure and working capital). A majority of these projects are primarily focused on accelerating revenue growth, while the balance are primarily focused on cost reduction and capital efficiency. The projects include elements of organizational design, business process definition, process automation and metrics. Individual projects vary in terms of time to execute, ranging from one year for simple quick-fix efforts to five years for more complex infrastructure efforts. A structured process has been created to ensure that each project follows common milestones and delivers value over its lifecycle, with a governance process that oversees the portfolio to ensure that time-phased trade-offs between cost and benefits are proactively managed. The project portfolio is actively covered by a dedicated transformation office to ensure that projects are managed from inception to execution to protect the long-term value of the transformation.
Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, project management, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the current forecasts for 2020, pricing for original equipment orders may continue to be a particularly influential competitive factor. The unique competitive environments in our business segments are discussed in more detail under the “Business Segments” heading below.
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

Customers
We sell to a wide variety of customers globally including leading EPC firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas, chemical, power generation, water management and general industries. We do not have sales to any individual customer that represent 10% or more of consolidated 2019 revenues. Customer information relating to each of our business segments is discussed in more detail under the "Business Segments" heading below.

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
Employees and Labor Relations
We have approximately 17,000 employees globally as of December 31, 2019. In the United States ("U.S."), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our valve manufacturing plant located in Lynchburg, Virginia and our pattern storage facility located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, South Africa, Spain, Sweden and the United Kingdom ("U.K."). We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounted for more than 10% of our consolidated 2019 revenues.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $300.9 million in 2019, $234.3 million in 2018 and $258.3 million in 2017.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 18 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2019, 2018 and 2017.
FLOWSERVE PUMP DIVISION
Our largest business segment is FPD, through which we design, manufacture, pre-test, distribute and service specialty and highly-engineered custom and pre-configured pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and upgrades and related aftermarket services. FPD also manufactures replacement pumps and upgrades and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). FPD products and services are primarily used by companies that operate in the oil and gas, petrochemical, chemical, power generation, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured in 39 manufacturing facilities worldwide, 13 of which are located in Europe, 12 in North America, eight in Asia Pacific and six in Latin America, and we have 144 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.
We also conduct business through strategic foreign joint ventures. We have six unconsolidated joint ventures that are located in Chile, China, India, Saudi Arabia, South Korea and the United Arab Emirates, where a portion of our products are manufactured, assembled or serviced in these territories. These relationships provide numerous strategic opportunities, including increased access to our current and new markets, access to additional manufacturing capacity and expansion of our operational platform to support best-cost sourcing initiatives and balance capacity demands for other markets.
FPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our FPD product types and globally recognized brands:
FPD Product Types

Single and Multistage Between Bearings Pumps	Single Stage Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Overhung Pumps	Between Bearings Pumps
• Chemical Process ASME and ISO	• Single Case — Radially Split
• Industrial Process	• Side Channel Multistage
• Slurry and Solids Handling	• Split Case — Axially Split
• Metallic & Lined Magnetic Drive Process	• Split Case — Radially Split

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Rotary Multiphase	• Dry-Running Seals
• Rotary Screw	• Barrier Fluids and Lubricants
• Bearing Isolators
Vertical Pumps	• Compressor Seals
• Deepwell Submersible	• Gas Barrier Seals
• Slurry and Solids Handling	• Mixer Seals
• Sump & Cantilever	• Standard Cartridge Seals
• Vertical Inline	• Seal Support Systems
• Vertical Line Shaft
• Vertical Canned Shaft	Vacuum Systems
• Wet Pit, Double Case API & Double	• Liquid Ring
• LR Systems
Positive Displacement Pumps	• Dry Systems
• Gear

Specialty Products
• Ag Chem	• Submersible Pumps
• Barge Pumps	• Solids Handling Submersible
• Cryogenic Pumps	• Wireless Transmitters
• Concrete Volute Pumps	• Power Recovery — DWEER
• Ebullator Recycle Pumps	• Power Recovery — Hydro Turbine
• Geothermal Deepwell Pumps	• Energy Recovery Devices
• Molten Salt Pumps	• Hydraulic Decoking Systems
• Nuclear Pumps	• API Slurry Pumps
• Nuclear Seals

FPD Brand Names

• BW Seals	• Meregalli
• Byron Jackson	• Niigata Worthington
• Calder Energy Recovery Devices	• QRC™
• Durametallic	• Pacific
• Durco	• Pacific Weitz
• Five Star Seal	• Pac-Seal
• Flowserve	• ReadySeal
• GASPAC™	• Scienco
• Halberg	• SIHI
• IDP	• TKL
• Innomag	• United Centrifugal
• Interseal	• Western Land Roller
• Lawrence	• Worthington
• LifeCycle Advantage	• Worthington-Simpson
• Labour

FPD Services
We market our pump products through our worldwide sales force, regional service and repair centers, independent distributors and sales representatives. We also provide engineered aftermarket services through our global network of 144 QRCs, some of which are co-located in manufacturing facilities, in 44 countries. Our FPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning services, seal systems spare parts, repairs, advanced diagnostics, re-rate and upgrade solutions and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of FPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
FPD New Product Development
Our investments in new product R&D continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (i.e., flow and power) and under more extreme conditions (i.e., erosive, corrosive and temperature) beyond the level of traditional technology. We will invest in our product platform to expand and enhance our products offered to the global chemical industry. We continue to develop innovations that improve our competitive position in the engineered equipment industry, specifically upstream, offshore and downstream applications for the oil and gas market. Continued engagement with our end users is exemplified through completion of advancements that significantly improve energy efficiency, reduce total cost-of-ownership and enhance safety.
As new sources of energy generation are explored, we continue to develop new product designs to support the most critical applications in the power generation market. New designs and qualification test programs continue to support the critical services found in the coal fired, combined cycle, small modular nuclear and concentrated solar power generation plant.
We continue to address our core products with design enhancements that improve performance, reduce costs, extend operating life between required maintenance periods and reduce the lead times in which we can deliver our products. Our engineering teams continue to apply and develop sophisticated design technology and methods supporting continuous improvement of our proven technology. Additionally, we are incentivizing our operations and tracking the R&D projects more closely, which is leading to broader engagement in developing new products.
We continue to advance our Intelligent Performance Solutions ("IPS") Insight platform. This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our remote monitoring, diagnostics, asset management and service capabilities for our end-user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence. Additionally, we have been exploring additive manufacturing opportunities in our products and auxiliary systems.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business.

FPD Customers
Our customer mix is diversified and includes leading EPC firms, major national oil companies, international oil companies, equipment end users in our served markets, other original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, petrochemical, chemical, power generation, water management and general industries.
FPD Competition
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
FPD Backlog
FPD’s backlog of orders as of December 31, 2019 was $1,560.9 million, compared with $1,286.2 million as of December 31, 2018. We expect to recognize revenue on approximately 88% of December 31, 2019 backlog during 2020.
FLOW CONTROL DIVISION
FCD designs, manufactures, distributes and services a broad portfolio of engineered and industrial valve and automation solutions, including isolation and control valves, actuation, controls and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineering and project management services to complement its expansive product portfolio. FCD products are used to control, direct and manage the flow of liquids and gases and are an integral part of any flow control system. Our valve products are most often customized or engineered to perform specific functions within each customer’s unique flow control environment.
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 21 principal manufacturing facilities, five of which are located in the U.S., 10 located in Europe, five located in Asia Pacific and one located in Latin America. FCD operates 28 QRCs worldwide, including seven sites in Europe, nine in North America,10 in Asia Pacific and two in Latin America, including those co-located in manufacturing facilities.
FCD Products
Our valve, automation and controls product and solutions portfolio represent one of the most comprehensive in the flow control industry. Our products are used in a wide variety of applications, from general service to the most severe and demanding services, including those involving high levels of corrosion, extreme temperatures and/or pressures, zero fugitive emissions and emergency shutdown.
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

FCD New Product Development
Our R&D investment is focused on areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. Investment has been focused on significantly enhancing the digital integration and interoperability of valve top-works (e.g., positioners, actuators, limit switches and associated accessories) with Distributed Control Systems ("DCS"). We continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics and the integration of the resulting device intelligence through the DCS to provide a practical and effective asset management capability for the end user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion in the areas of higher tier offering and severe service applications such as noise and cavitation reduction. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of FPD and increasing our collaboration with third parties. We expect to continue our R&D investments in the areas discussed above.
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
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Emerson Electric Co., Cameron International Corp. (a Schlumberger company), Baker Hughes, Rotork plc and Crane Co.
Our market research and assessments indicate that the top 10 global valve manufacturers collectively comprise less than 15% of the total valve market. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier in the world. We believe that our strongest sources of competitive advantage rest with our comprehensive portfolio of valve products and services, our ability to provide complementary pump and aftermarket products and services, our focus on execution and our expertise in severe corrosion and erosion applications.
FCD Backlog
FCD’s backlog of orders as of December 31, 2019 was $600.1 million, compared with $608.4 million as of December 31, 2018. We expect to recognize revenue on approximately 90% of December 31, 2019 backlog during 2020.
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
Also available on our Internet web site are our Corporate Governance Guidelines for our Board of Directors and Code of Ethics and Business Conduct, as well as the charters of the Audit, Finance and Risk, Organization and Compensation and Corporate Governance and Nominating Committees of our Board of Directors and other important governance documents. All of the foregoing documents may be obtained through our Internet web site as noted above and are available in print without charge to shareholders who request them. Information contained on or available through our Internet web site is not incorporated into this Annual Report or any other document we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS
When the factors, events, and contingencies discussed below or elsewhere in this Annual Report materialize, our business, financial condition, results of operations, cash flows, reputation or prospects could be materially adversely affected. While we believe all known material risks are disclosed, additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also materially adversely affect our business, financial condition, results of operations, cash flows, reputation or prospects. Because of the risk factors discussed below and elsewhere in this Annual Report and in other filings we make with the SEC, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, historical trends should not be used to anticipate results or trends in future periods and actual results could differ materially from those projected in the forward-looking statements contained in this Annual Report.
Our business depends on our customers’ levels of capital investment and maintenance expenditures, which in turn are affected by numerous factors, including changes in the state of domestic and global economies, global energy demand and the liquidity cyclicality and condition of global credit and capital markets, any of which could impact the ability or willingness of our customers to invest in our products and services and adversely affect our financial condition, results of operations and cash flow.
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance is also affected by factors independent of the conditions in their industry, such as the condition of global credit and capital markets.
The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels in a soft economic environment, which reduces demand for our products and services. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing, specifically the price of oil, can cause our customers to be more conservative in their capital planning, which reduces demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business, financial condition, results of operations and cash flows.
Additionally, our customers sometimes delay capital investment and maintenance even during favorable conditions in their industries or markets. Despite these favorable conditions, the general health of global credit and capital markets and our customers' ability to access such markets impacts investments in large capital projects, including necessary maintenance and upgrades. In addition, the liquidity and financial position of our customers impacts capital investment decisions and their ability to pay in full and/or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.
Volatility in commodity prices, effects from credit and capital market conditions and global economic growth forecasts has in the past and may in the future prompt customers to delay or cancel existing orders, which could adversely affect the viability of our backlog and could impede our ability to realize revenues on our backlog.
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

Our inability to deliver our backlog on time could affect our revenues, future sales and profitability and our relationships with customers.
At December 31, 2019, our backlog was $2.2 billion. In 2020, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Our manufacturing plant operations, capacity and supply chain are subject to disruption as a result of equipment failure, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, terrorism, cyber-based attacks, conflicts or unrest, epidemics (including the ongoing coronavirus outbreak emanating from China) or pandemics, labor disputes, acts of God, or other reasons. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to successfully execute and realize the expected financial benefits from our transformation and strategic realignment and other cost-saving initiatives could adversely affect our business.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform.
While we have experienced significant financial benefits from our Flowserve 2.0 Transformation, we may not realize the full benefits that we currently expect within the anticipated time frame or at all. Adverse effects from our execution of transformation and realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement the transformation and realignment programs is limited by the terms of our credit facilities and other contractual commitments. Moreover, because such expenses are difficult to predict and are necessarily inexact, we may incur substantial expenses in connection with the execution of our transformation and realignment plans in excess of what is currently anticipated. Further, transformation and realignment activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
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
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, project management, proximity to service centers, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, technology, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. In addition, negative publicity or other organized campaigns critical of us, through social media or otherwise, could negatively affect our reputation. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Failure to successfully develop and introduce new products could limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. Difficulties or delays in the research, development, production and/or marketing of new products and services may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring these products and services to market.
Our inability to obtain raw materials at favorable prices may adversely affect our operating margins and results of operations.
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
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily source certain of our manufacturing and engineering functions, raw materials and components from China, Eastern Europe, India and Latin America. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•
instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe and Latin America, and political conditions in Russia, the Middle East, Asia, North Africa, Latin America and other emerging markets;

•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•political, financial market or economic instability relating to Brexit;

•	political, financial market or economic instability relating to epidemics (including the ongoing coronavirus outbreak emanating from China) or pandemics;

•	uncertainties related to any geopolitical, economic and regulatory effects or changes due to recent or upcoming domestic and international elections;

•	the imposition of governmental economic sanctions on countries in which we do business, including Russia and Venezuela;
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
For example, political unrest or work stoppages negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that are affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in Russia, the Middle East, Asia and North Africa could soften the level of capital investment and demand for our products and services.
In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with laws of multiple countries. We also must communicate and monitor standards and directives across our global network. In addition, emerging markets pose other uncertainties, including challenges to our ability to protect our intellectual property, pressure on the pricing of our products and increased risk of political instability, and may prefer local suppliers because of existing relationships, local restrictions or incentives. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with standards and procedures.
Our future success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could, however, materially adversely affect our international operations and, consequently, our financial condition, results of operations and cash flows.
Our operations may be impacted by the United Kingdom’s exit from the European Union.
The United Kingdom’s June 2016 referendum in which voters approved an exit from the European Union (commonly referred to as “Brexit”) and subsequent developments related to the referendum have caused and may continue to cause volatility in the global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect our customers’ ability to invest in capital expenditures, which may in turn reduce demand for our products and services.
In addition, the withdrawal from the European Union may result on other potential outcomes, adversely affecting the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, significantly disrupt trade between the United Kingdom and the European Union and other parties, and result in greater restrictions on imports and exports between the U.K. and other European Union countries, among other regulatory complexities. These potential and unknown outcomes and uncertainties related to Brexit and its impact on the global economic climate could have a material adverse effect on our operations, financial condition, results of operations and cash flows.
Our operations are subject to a variety of complex and continually changing laws, regulations and policies, both internationally and domestically, which could adversely affect our business.
Due to the international scope of our operations, the system of laws, regulations and policies to which we are subject is complex and includes, without limitation, regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various foreign governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws, regulations or policies. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Compliance with laws and any new laws or regulations may increase our operations costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the U.S. or in any other country in which we operate could result in substantial fines and penalties, which could adversely affect our business.
In particular, there is uncertainty related to the current U.S. administration’s support or plans for new or existing treaty and trade relationships with other countries, such as the January 2017 U.S. withdrawal from the Trans-Pacific Partnership, which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2019 (such as the continuing uncertainty arising from the Brexit transition, as well as ongoing terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the U.S. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business.
The U.S. has recently announced the implementation of certain new tariffs on steel and aluminum imported into the country, and is reportedly also considering additional tariffs. In response, certain foreign governments have implemented or are reportedly considering implementing additional tariffs on U.S. goods. In addition, there have been recent changes to trade agreements, like the U.S. withdrawal from the Trans-Pacific Partnership and the replacement of the North American Free Trade Agreement with the United States-Mexico-Canada Agreement. Uncertainties with respect to tariffs, trade agreements, or any potential trade wars negatively impact the global economic markets and could affect our customers’ ability to invest in capital expenditures, which may in turn result in reduced demand for our products and services, and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs could also result in changes in supply and demand of our raw material needs, affect our manufacturing capabilities and lead to increased prices that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.
Our international operations expose us to fluctuations in foreign currency exchange rates which could adversely affect our business.
A significant portion of our revenue and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which we have exposure are the Euro, British pound, Mexican peso, Brazilian real, Indian rupee, Japanese yen, Singapore dollar, Argentine peso, Canadian dollar, Australian dollar, Chinese yuan, Colombian peso, Chilean peso and South African rand. Certain of the foreign currencies to which we have exposure, such as the Venezuelan bolivar and Argentine peso, have undergone significant devaluation in the past, which reduce the value of our local monetary assets, reduce the U.S. dollar value of our local cash flow, generate local currency losses that may impact our ability to pay future dividends from our subsidiary to the parent company and potentially reduce the U.S. dollar value of future local net income. Although we enter into forward exchange contracts to economically hedge some of our risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws and regulations.
The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws and regulations in other jurisdictions, such as the UK Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business or securing an improper advantage. Because we operate in many parts of the world and sell to industries that have experienced corruption to some degree, our policies mandate compliance with applicable anti-bribery laws worldwide. Violation of the FCPA or other similar anti-bribery laws or regulations, whether due to our or others' actions or inadvertence, could subject us to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, actual or alleged violations could damage our reputation or ability to do business.
Terrorist acts, conflicts, wars, natural or manmade disasters, epidemics or pandemics, acts of God and other such events around the world may materially adversely affect our business, financial condition and results of operations and the market for our common stock.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to, among other things, terrorist acts, conflicts, wars, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, cyber-based attacks, epidemics (including the ongoing coronavirus outbreak emanating from China) or pandemics, labor disputes, and acts of God wherever located around the world. The potential for future such events, the national and international responses to such events or perceived threats to national security, and other actual or potential conflicts or wars, such as the Israeli-Hamas conflict and ongoing instability in Syria and Egypt, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions, any of which could adversely affect our business, financial condition, results of operations and cash flows.
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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress, state and foreign legislatures and federal, state, local and foreign governmental agencies have been considering legislation and regulatory proposals that would regulate and limit greenhouse gas emissions. It is uncertain whether, when and in what form mandatory carbon dioxide emissions reduction programs may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Climate Agreement and these and other existing international initiatives or those under consideration affect our international operations. When our customers, particularly those involved in the oil and gas, power generation, petrochemical processing or petroleum refining industries, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency, could dampen demand for oil and gas production or power generation resulting in lower spending by customers for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Additionally, even without such laws and regulations, increased awareness and adverse publicity in the global marketplace about the levels of greenhouse gas emissions by companies in the manufacturing and energy industry could reduce customer demand for our products and services or harm our reputation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
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
As of December 31, 2019, we had approximately 17,000 employees, of which approximately 5,000 were located in the U.S. Approximately 5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, South Africa, Spain, Sweden and the U.K. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Our ability to successfully negotiate new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire could result in business disruptions or increased costs.
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
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology. For example, effective patent, trademark, copyright and trade secret protection are unavailable or limited in some of the foreign countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. Resorting to litigation to protect our intellectual property rights is burdensome and costly, and we may not always prevail. Further, adequate remedies are not always available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Failure to successfully enforce our intellectual property rights could harm our competitive position, business, financial condition, results of operations and cash flows.
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
Increased costs as a result of product liability and warranty claims could adversely affect our financial condition, results of operations and cash flows.
From time to time, we are exposed to product liability and warranty claims when the use of one of our products results in, or is alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. Some of our products are designed to support the most critical, severe service applications in the markets that we serve and any failure of such products could result in significant product liability and warranty claims, as well as damage to our reputation in the marketplace. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse effect on our business, financial condition, results of operations and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs that are not reimbursable.
The recording of increased deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $113 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.
We are required to make scheduled repayments and, under certain events of default, mandatory repayments on our outstanding indebtedness, which requires us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, such as dividend payments and share repurchases, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry. In addition, we may need new or additional financing in the future to expand our business or refinance our existing indebtedness. Our current senior credit facility matures on July 16, 2024 and our senior notes are due in 2022 and 2023. For additional information regarding our current indebtedness refer to Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. Our inability to timely access capital on satisfactory terms, including as a result of market disruptions, could limit our ability to expand our business as desired and refinance our indebtedness.
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
Our growth strategy depends on our ability to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs which could materially affect our business.
Since 1997, we have expanded through a number of acquisitions, and we may pursue strategic acquisitions of businesses in the future. Our ability to implement this growth strategy will be limited by our ability to identify appropriate acquisition candidates, covenants in our credit agreement and other debt agreements and our financial resources, including available cash and borrowing capacity. Acquisitions may require additional debt financing, resulting in higher leverage and an increase in interest expense or may require equity financing, resulting in ownership dilution to existing shareholders. In addition, acquisitions sometimes require large one-time charges and can result in the incurrence of contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
When we acquire another business, the process of integrating acquired operations into our existing operations creates operating challenges and requires significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the more common challenges associated with acquisitions that we may experience, and have experienced in the past, include:

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
Goodwill impairment could negatively impact our net income and shareholders' equity.
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
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In recent years, the estimated fair value of our Pump reporting unit has fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our Pump reporting unit as of December 31, 2019, we will continue to monitor their performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

A significant data breach or disruption to our information technology infrastructure could adversely affect our business operations.
Our information technology networks and related systems and devices and those technology systems under control of third parties with whom we do business are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. These information technology networks and related systems and devices may be susceptible to damage, disruptions or shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, computer viruses, cyber-attacks, malware attacks, ransomware attacks, theft, misconduct by employees or other insiders, misuse, human errors or other events. If any of the aforementioned breaches or disruptions occur and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.
In addition, any of the aforementioned breaches or disruptions could expose us to a risk of loss, disclosure, misuse, corruption, or interruption of sensitive and critical data, information and functions, including our proprietary and confidential information and information related to our customers, suppliers and employees. It is also possible a security breach could result in theft of trade secret or other intellectual property. While we devote substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyberattacks, or avoid or limit a material adverse impact on our systems after such incidents or attacks occur. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with third parties, regulatory actions and fines, theft of intellectual property, disruption of manufacturing plant operations and increased cybersecurity protection and remediation costs. If we are unable to prevent, anticipate, detect or adequately respond to security breaches, our operations could be disrupted and our business could be materially and adversely affected.
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
Our internal control over financial reporting has not always prevented or detected misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Failure to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or difficulties in their implementation, could harm our business and financial results and we could fail to meet our financial reporting obligations. For example, during its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 management concluded that a deficiency in our internal controls related to the control environment primarily related to the operation of certain inventory controls or recording of unsupported manual journal entries at one of the non-U.S. sites and the design and maintenance of effective business performance reviews represented material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2016. Management actively engaged in the planning and implementation of remediation efforts to address these material weaknesses and to strengthen the overall internal control related to the control environment at the one non-U.S. site and the business review controls and believes that such remediation efforts have effectively remediated the material weaknesses.
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

Forward-Looking Information is Subject to Risk and Uncertainty
This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report regarding our financial position, business strategy and expectations, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. Forward-looking statements may include, among others, statements about our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, expected cost savings from our realignment programs, depreciation and amortization, research and development expenses, potential impairment of assets, tax rate and pending tax and legal proceedings. In some cases forward-looking statements can be identified by terms such as "may," "should," "expects," "could," "intends," "projects," "predicts," "plans," "anticipates," "estimates," "believes," "forecasts," "seeks" or other comparable terminology. These statements are not historical facts or guarantees of future performance, but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.
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
Our principal executive offices, including our global headquarters, are located at 5215 N. O'Connor Boulevard, Suite 2300, Irving, Texas 75039. Our global headquarters is a leased facility, which we began to occupy on January 1, 2004. In December 2018, we extended our original lease term an additional 10 years to December 2028. We have the option to renew the current lease for two additional five-year periods. We currently occupy approximately 151,000 square feet at this facility.
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2019 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Aggregate Square Footage
FPD
U.S.	7	1,198,000
Non-U.S.	20	3,742,000
FCD
U.S.	5	1,123,000
Non-U.S.	11	1,773,000

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
We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to optimize our global manufacturing efficiency. See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

We are party to the legal proceedings that are described in Note 14 to our consolidated financial statements included in Item 8 of this Annual Report, and such disclosure is incorporated by reference into this Item 3. In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us, and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows. We have established reserves covering exposures relating to contingencies to the extent believed to be reasonably estimable and probable based on past experience and available facts.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS" and our CUSIP number is number is 34354P105. On February 13, 2020, our records showed 952 shareholders of record.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2019, we repurchased a total of 211,233 shares of our common stock for $9.6 million (representing $45.30 per share) under our current share repurchase program. As of December 31, 2019, we have $145.7 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (4)(5)	Approximate Dollar Value That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	212,361	(1)	$45.31	211,233	$145.7
November 1 - 30	1,207	(2)	49.37	—	145.7
December 1 - 31	617	(3)	49.84	—	145.7
Total	214,185		$45.34	211,233
_______________________________________

(1)	Includes 1,128 shares tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $45.52.

(2)
Includes 43 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $48.85 and 1,164 shares purchased at a price of $49.39 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

(4)
On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.

(5)	Note 16 to our consolidated financial statements included in Item 8 of this Annual Report provides additional information regarding our share repurchase activity.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2014, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base Period	December 31,
Company/Index	2014	2015	2016	2017	2018	2019
Flowserve Corporation	$100.00	$54.70	$63.46	$56.36	$51.74	$69.16
S&P 500 Index	100.00	115.24	129.02	157.17	150.27	197.58
S&P 500 Industrial Machinery	100.00	100.89	128.07	170.93	145.07	198.55

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019(a)	2018(b)	2017(c)	2016(d)	2015(e)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$3,944,850	$3,832,666	$3,660,831	$3,990,487	$4,557,791
Gross profit	1,295,370	1,187,836	1,088,953	1,236,798	1,481,125
Selling, general and administrative expense	(899,813)	(943,714)	(901,727)	(965,376)	(970,608)
Gain (loss) on sale of businesses	—	(7,727)	141,317	(7,664)	—
Operating income	406,040	247,538	341,135	276,684	520,377
Interest expense	(54,980)	(58,160)	(59,730)	(60,137)	(65,270)
Provision for income taxes(f)	(80,070)	(51,224)	(258,679)	(77,380)	(148,351)
Net earnings attributable to Flowserve Corporation	253,668	119,671	2,652	132,455	258,411
Net earnings per share of Flowserve Corporation common shareholders (basic)	1.94	0.91	0.02	1.02	1.94
Net earnings per share of Flowserve Corporation common shareholders (diluted)	1.93	0.91	0.02	1.01	1.93
Cash flows from operating activities	312,741	190,831	311,066	240,476	440,759
Cash dividends declared per share	0.76	0.76	0.76	0.76	0.72
FINANCIAL CONDITION
Working capital	$1,392,482	$1,302,170	$1,315,837	$1,119,251	$1,106,946
Total assets(g)	4,919,642	4,616,277	4,910,474	4,708,923	4,963,106
Total debt	1,377,249	1,483,047	1,575,257	1,570,623	1,620,996
Retirement obligations and other liabilities(g)	624,818	459,693	496,954	407,839	387,786
Total equity	1,815,959	1,660,780	1,670,954	1,637,388	1,664,382
FINANCIAL RATIOS
Return on average net assets(g)(h)	9.7%	5.4%	0.2%	5.2%	9.4%
Net debt to net capital ratio(i)	28.0%	34.2%	34.3%	42.4%	43.0%
_______________________________

(a)	Results of operations in 2019 include costs of $32.0 million resulting from realignment and transformation initiatives, resulting in a reduction of after tax net earnings of $21.7 million.

(b)	Results of operations in 2018 include costs of $95.1 million resulting from realignment and transformation initiatives, resulting in a reduction of after tax net earnings of $72.4 million.

(c)	Results of operations in 2017 include costs of $71.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $54.3 million.

(d)	Results of operations in 2016 include costs of $94.8 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $75.8 million.

(e)	Results of operations in 2015 include costs of $108.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $85.0 million.

(f)	Provision for income taxes in 2017 was impacted by the Tax Reform Act. See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.

(g)	Impacted by our adoption of ASC 842, Leases (Topic 842) ("New Lease Standard") effective January 1, 2019. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

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
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” included in this Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We employ approximately 17,000 employees in more than 50 countries as of December 31, 2019.
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
Our operations are conducted through two business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"):

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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, we continuously improve our global operations. We also continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. We are focusing on our ongoing low-cost sourcing, including greater use of third-party suppliers and increasing our lower-cost, emerging market capabilities. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
Over the past year we have experienced continued stabilization in business and improved conditions in certain of our key markets.  With continued stability in oil prices at improved levels through the middle of 2018 and 2019, our large-project business is showing continued signs of recovery and we anticipate that customers will continue to invest in maintenance and short cycle equipment during 2020.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, expand margins, increase capital efficiency and improve organizational health. For further information regarding our Flowserve 2.0 Transformation, see “Our Results of Operations” below and Note 20 to our consolidated financial statements included in Item 8 of this Annual Report.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2020" section included below in this MD&A.
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
The quick turnaround business, which we also refer to as "short-cycle," is defined as orders that are received from the customer (booked) and shipped generally within six months of receipt. These orders are typically for more standardized, general purpose products, parts or services. Each of our two business segments generate certain levels of this type of business.
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
Oil and Gas
The oil and gas industry, which represented approximately 41% and 38% of our bookings in 2019 and 2018, respectively, experienced an increase in capital spending in 2019 compared to the previous year. The increase was primarily due to increased project activity and short cycle investment. Aftermarket opportunities in this industry remained stable throughout 2019 following increased spending in 2018 due to catch up of deferred spending on our customers' repair and maintenance budgets from previous years.

The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies as well as changes in the regulatory environment. In the short-term, we believe that stable oil prices will support oil and gas upstream and mid-stream investment and we further expect continued investment in later cycle downstream oil and gas and petrochemical projects due to emerging market growth and certain regulatory requirements, such as IMO 2020. We also believe stable oil prices support increased demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive and see a stabilized environment as the industry works through current excess supply. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
Chemical
The chemical industry represented approximately 22% of our bookings in both 2019 and 2018. The chemical industry is comprised of chemical-based and pharmaceutical products. Capital spending in 2019 increased primarily due to global economic growth and forecasted demand for chemical-based products. The aftermarket opportunities remained stable throughout 2019 following increased spending in 2018 due to catch up of deferred spending of our customers' repair and maintenance budgets from previous years.
The outlook for the chemical industry remains heavily dependent on global economic conditions. As global economies and unemployment conditions improve, a rise in consumer spending should follow. An increase in spending would drive greater demand for chemical-based products supporting improved levels of capital investment. We believe the chemical industry in the near-term will continue to invest in North America and Middle East capacity additions, maintenance and upgrades for optimization of existing assets and that developing regions will selectively invest in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well-positioned to serve the potential growth opportunities in this industry.
Power Generation
The power generation industry represented approximately 11% of our bookings in both 2019 and 2018. In 2019, the power generation industry continued to experience softness in thermal power generation capital spending in the mature and key developing markets.  China continued to curtail the construction of new coal-fired power generation over the last year, while in India and southeast Asia capital investment remained in place driven by increased demand forecasts.
Natural gas-fired combined cycle (“NGCC”) plants increased their share of the energy mix, driven by market prices for gas remaining low and stable (partially due to the increasing global availability of liquefied natural gas (“LNG”)), low capital expenditures, and the ability of NGCC to stabilize unpredictable renewable sources. With the potential of unconventional sources of gas, the global power generation industry is forecasting an increased use of this form of fuel for power generation plants.
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

Water Management
The water management industry represented approximately 4% our bookings in both 2019 and 2018. Water management industry activity levels increased in 2019 as worldwide demand for fresh water, water treatment and re-use, desalination and flood control continued to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. Capital and aftermarket spending are on the rise in developed and emerging markets with governments and private industry providing funding for critical projects.
The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.
General Industries
General industries represented, in the aggregate, approximately 22% and 25% of our bookings in 2019 and 2018, respectively. General industries comprise a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2019 and 2018. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. Sales to distributors in 2019 were negatively impacted by decreased upstream oil and gas activity in North America.
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
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform, which is further discussed in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report. For the year ended December 31, 2019 and 2018, we incurred Flowserve 2.0 Transformation related expenses of $28.0 million and $41.2 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A.

In 2015, we initiated Realignment Programs that consist of both restructuring and non-restructuring charges that are further discussed in Note 20 to our consolidated financial statements included in Item 8 of this Annual Report. As of December 31, 2019, the Realignment Programs are substantially complete and we have incurred charges of $351.7 million to date. The total charges for Realignment Programs and Flowserve 2.0 Transformation by segment are detailed below for the years ended December 31, 2019 and 2018:

	December 31, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Program Charges
COS	$12,587	$4,395	$16,982	$255	$17,237
SG&A(1)	(14,506)	774	(13,732)	32,467	18,735
Income tax expense(2)	(4,000)	—	(4,000)	—	(4,000)
Total	$(5,919)	$5,169	$(750)	$32,722	$31,972
_________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.
(2) Income tax expense (benefit) includes exit taxes.

	December 31, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Program Charges
COS	$39,477	$3,221	$42,698	$—	$42,698
SG&A	5,910	(294)	5,616	46,786	52,402
Income tax expense(1)	(1,000)	—	(1,000)	—	(1,000)
Total	$44,387	$2,927	$47,314	$46,786	$94,100
_________________________
(1) Income tax expense (benefit) includes exit taxes.
Bookings and Backlog

	2019	2018	2017
	(Amounts in millions)
Bookings	$4,238.3	$4,019.8	$3,803.9
Backlog (at period end)	2,157.0	1,891.6	2,033.4

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regard to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from reported bookings. Bookings of $4.2 billion in 2019 increased by $218.5 million, or 5.4%, as compared with 2018. The increase included negative currency effects of approximately $108 million. The increase was primarily driven by customer original equipment bookings. The increase was driven by higher bookings in the oil and gas, power generation, chemical and water management industries, partially offset by decreased bookings in the general industries. Bookings in 2018 included approximately $31 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018.

Bookings of $4.0 billion in 2018 increased by $215.9 million, or 5.7%, as compared with 2017. The increase included currency benefits of approximately $30 million. The increase was primarily driven by the oil and gas, general and chemical industries, partially offset by a decrease in the power generation industry. The increase was more heavily-weighted towards customer aftermarket bookings.

Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.2 billion at December 31, 2019 increased by $265.4 million, or 14.0%, as compared with December 31, 2018. Currency effects provided an increase of less than $1 million (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 33% and 36% of the backlog at December 31, 2019 and 2018, respectively. We expect to recognize revenue on approximately 88% of December 31, 2019 backlog during 2020. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $709 million as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.
Backlog of $1.9 billion at December 31, 2018 decreased by $141.8 million, or 7.0%, as compared with December 31, 2017. Currency effects provided a decrease of approximately $83 million. Backlog related to aftermarket orders was approximately 36% and 31% of the backlog at December 31, 2018 and 2017, respectively. We expected to recognize revenue on approximately 89% of December 31, 2018 backlog during 2019.
Sales

	2019	2018	2017
	(Amounts in millions)
Sales	$3,944.9	$3,832.7	$3,660.8

Sales in 2019 increased by $112.2 million, or 2.9%, as compared with 2018. The increase included negative currency effects of approximately $94 million. The increase was more heavily-weighted to aftermarket sales, with increased sales into North America, Europe and Asia Pacific, partially offset by decreased sales into Latin America, Africa and the Middle East. Sales in 2018 included approximately $30 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018.

Sales in 2018 increased by $171.9 million, or 4.7%, as compared with 2017. The increase included currency benefits of approximately $31 million. The increase was more heavily-weighted to aftermarket sales, with increased sales into North America, Asia Pacific and Africa, partially offset by decreased sales in the Middle East and Europe.

Sales to international customers, including export sales from the U.S., were approximately 63% of total sales in both 2019 and 2018 and 64% for 2017. Sales into Europe, the Middle East and Africa ("EMA") were approximately 32% of total sales in both 2019 and 2018 and 36% in 2017. Sales into Asia Pacific were approximately 21% of total sales for 2019, 20% for 2018 and 19% for 2017. Sales into Latin America were approximately 6% of total sales in 2019, 2018 and 2017.
Gross Profit and Gross Profit Margin

	2019	2018	2017
	(Amounts in millions, except percentages)
Gross profit	$1,295.4	$1,187.8	$1,089.0
Gross profit margin	32.8%	31.0%	29.7%

Gross profit in 2019 increased by $107.6 million, or 9.1%, as compared with 2018. Gross profit margin in 2019 of 32.8% increased from 31.0% in 2018. The increase in gross profit margin was primarily attributed to the favorable impact of revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur.  Aftermarket sales represent approximately 50% of total sales in both 2019 and 2018.

Gross profit in 2018 increased by $98.8 million, or 9.1%, as compared with 2017. Gross profit margin in 2018 of 31.0% increased from 29.7% in 2017. The increase in gross profit margin was primarily attributable to a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in 2017 that did not recur, revenue recognized on higher margin projects, a mix shift to higher margin aftermarket sales, favorable impact of increased sales on our absorption of fixed manufacturing costs and increased savings related to our Realignment Programs, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the divestiture of two FPD locations and related product lines in the second quarter of 2018. Aftermarket sales increased to approximately 50% of total sales, as compared with approximately 48% of total sales in 2017.

SG&A

	2019	2018	2017
	(Amounts in millions, except percentages)
SG&A	$899.8	$943.7	$901.7
SG&A as a percentage of sales	22.8%	24.6%	24.6%

SG&A in 2019 decreased by $43.9 million, or 4.7%, as compared with 2018. Currency effects yielded a decrease of approximately $18 million. In 2019, SG&A as a percentage of sales decreased 180 basis points as compared with the same period in 2018 primarily due to lower charges related to our Flowserve 2.0 Transformation and Realignment Programs, decreased broad-based annual incentive compensation expense, gains from the sales of non-strategic manufacturing facilities during the year, favorable impacts resulting from the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to long-lived assets in the second quarter of 2018 that did not recur.

SG&A in 2018 increased by $42.0 million, or 4.7%, as compared with 2017. Currency effects yielded an increase of approximately $7 million. In 2018, SG&A as a percentage of sales remained relatively unchanged as compared with 2017. SG&A was favorably impacted by increased sales leverage, a $26.0 million impairment charge related to our manufacturing facility in Brazil in 2017 that did not recur, lower stock-based compensation expense, lower bad debt expense and lower charges and increased savings related to our Realignment Programs. These favorable cost impacts were substantially offset by charges related to the Flowserve 2.0 Transformation program, implementation costs associated with our adoption of the New Revenue Standard, increased accrued broad-based annual incentive compensation expense and an impairment charge of $9.7 million related to the long-lived assets associated with the divestiture of two FPD locations and related product lines in the second quarter of 2018.
(Loss) Gain on Sale of Businesses

	2019	2018	2017
	(Amounts in millions)
(Loss) gain on sale of businesses	$—	$(7.7)	$141.3

The loss on sale of businesses in 2018 of $7.7 million resulted from the divestiture of two FPD locations and related product lines. The gain on sale of businesses in 2017 was the result of the $141.3 million gain from the sales of the Gestra and Vogt businesses. See Note 3 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on these sales.
Net Earnings from Affiliates

	2019	2018	2017
	(Amounts in millions)
Net earnings from affiliates	$10.5	$11.1	$12.6

Net earnings from affiliates represents our net income from investments in six joint ventures (one located in each of Chile, China, India, Saudi Arabia, South Korea and the United Arab Emirates) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2019 decreased by $0.6 million, or 5.4%, as compared to the prior year, primarily as a result of decreased earnings of our FPD joint venture in India. Net earnings from affiliates in 2018 decreased by $1.5 million, or 11.9%, as compared to the prior year, primarily as a result of decreased earnings of our FPD joint venture in South Korea.
Operating Income

	2019	2018	2017
	(Amounts in millions, except percentages)
Operating income	$406.0	$247.5	$341.1
Operating income as a percentage of sales	10.3%	6.5%	9.3%

Operating income in 2019 increased by $158.5 million, or 64.0%, as compared with 2018. The increase included negative currency effects of approximately $12 million. The increase was primarily a result of the $107.6 million increase in gross profit, the $43.9 million decrease in SG&A and the loss of $7.7 million from the divestiture of two FPD locations and related product lines in the third quarter of 2018 that did not recur.

Operating income in 2018 decreased by $93.6 million, or 27.4%, as compared with 2017. The decrease included currency benefits of approximately $2 million. The decrease was primarily a result of the $141.3 million gain from the sales of the Gestra and Vogt businesses in 2017 that did not recur, the $42.0 million increase in SG&A and the loss of $7.7 million from the divestiture of two FPD locations and related product lines, partially offset by the $98.8 million increase in gross profit discussed above.

Interest Expense and Interest Income

	2019	2018	2017
	(Amounts in millions)
Interest expense	$(55.0)	$(58.2)	$(59.7)
Interest income	8.4	6.5	3.4
Interest expense in 2019 decreased by $3.2 million as compared with 2018. The decrease was primarily attributable to lower borrowings in 2019 and currency impacts on interest expense associated with our outstanding Euro-denominated senior notes, as compared to the same period in 2018. Interest income in 2019 increased by $1.9 million as compared to 2018 . The increase in interest income was primarily attributable to higher average cash balances compared with same period in 2018.
Interest expense in 2018 decreased by $1.5 million as compared with 2017. The decrease was primarily attributable to lower borrowings in 2018, as compared to the same period in 2017. Interest income in 2018 increased by $3.1 million as compared with 2017. The increase in interest income was primarily attributable to higher average cash balances compared with 2017.
Other Income (Expense), net

	2019	2018	2017
	(Amounts in millions)
Other income (expense), net	$(17.6)	$(19.6)	$(21.8)
Other expense, net decreased $2.0 million as compared to 2018, due to a $7.6 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $3.3 million increase in losses from foreign exchange contracts.  The net change was primarily due to the foreign currency exchange rate movements in the Euro, Indian rupee, Singapore dollar and Mexican peso in relation to the U.S. dollar during the year ended December 31, 2019, as compared with the same period in 2018.
Other expense, net decreased $2.2 million in 2018, due to a $6.4 million decrease in net periodic benefit costs for pensions and post retirement obligations, partially offset by a $5.3 million increase in losses from foreign exchange contracts.  The net change was primarily due to the foreign currency exchange rate movements in the Euro, Indian rupee, Mexican peso and Argentinian peso in relation to the U.S. dollar during the year ended December 31, 2018, as compared with the same period in 2017.
Tax Expense and Tax Rate

	2019	2018	2017
	(Amounts in millions, except percentages)
Provision for income taxes	$80.1	$51.2	$258.7
Effective tax rate	23.4%	29.1%	98.4%

On December 22, 2017, the U.S. enacted the 2017 the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"), which significantly changed U.S. tax law. The Tax Reform Act, among other things, lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while imposing a deemed repatriation tax on deferred foreign income and implementing a modified territorial tax system. The Tax Reform Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes which began in 2018, including repeal of the domestic manufacturing deduction, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.
Our effective tax rate of 23.4% for the year ended December 31, 2019 decreased from 29.1% in 2018 primarily due to the net impact of foreign operations. The 2019 tax rate differed from the federal statutory rate of 21% primarily due to state tax and foreign audit assessments, partially offset by the net impact of foreign operations. The 2018 tax rate differed from the federal statutory rate of 21% primarily due to the net impact of foreign operations, including losses in certain foreign jurisdictions for which no tax benefit was provided. The 2017 tax rate differed from the federal statutory rate of 35% primarily due to the impacts pursuant to enactment of the Tax Reform Act, the net impact of foreign operations, the establishment of a valuation allowance against our deferred tax assets in various foreign jurisdictions, primarily Germany and Mexico, and taxes related to the sale of the Gestra and Vogt businesses.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2019, we have foreign tax credits of $29.1 million, expiring in 2026, 2028 and 2029 tax years, against which we recorded a valuation allowance of $29.1 million. Additionally, we have recorded other net deferred tax assets of $55.0 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2019	2018	2017
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$253.7	$119.7	$2.7
Net earnings per share — diluted	$1.93	$0.91	$0.02
Average diluted shares	131.7	131.3	131.4

Net earnings in 2019 increased by $134.0 million to $253.7 million, or to $1.93 per diluted share, as compared with 2018. The increase was primarily attributable to an increase in operating income of $158.5 million, a $2.0 million decrease in other expense, net and a $5.1 million decrease in interest expense, net, partially offset by a $28.9 million increase in tax expense.

Net earnings in 2018 increased by $117.0 million to $119.7 million, or to $0.91 per diluted share, as compared with 2017. The increase was primarily attributable to a $207.5 million decrease in tax expense, a $2.2 million decrease in other expense net, and a $1.5 million decrease in interest expense, partially offset by a decrease in operating income of $93.6 million.
Other Comprehensive Income (Loss)

	2019	2018	2017
	(Amounts in millions)
Other comprehensive income (loss)	$(9.8)	$(67.8)	$119.8

Other comprehensive loss in 2019 decreased by $58.0 million as compared with 2018. The decreased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan and Indian rupee versus the U.S. dollar at December 31, 2019 as compared with 2018.
Other comprehensive loss in 2018 increased by $187.6 million to $67.8 million from income of $119.8 million in 2017. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Argentinian peso, Indian rupee and British pound versus the U.S. dollar at December 31, 2018 as compared with 2017.
Business Segments
We conduct our operations through two business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 18 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our segments. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pre-test, distribute and service specialty and highly-engineered custom and pre-configured pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). FPD includes longer lead time, highly-engineered pump products and mechanical seals that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the oil and gas, petrochemical, chemical, power generation, water management and general industries. FPD operates in 49 countries with 39 manufacturing facilities worldwide, 13 of which are located in Europe, 12 in North America, eight in Asia Pacific and six in Latin America, and we have 144 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	FPD
	2019	2018	2017
	(Amounts in millions, except percentages)
Bookings	$3,007.9	$2,753.5	$2,587.4
Sales	2,706.3	2,623.3	2,478.7
Gross profit	899.3	775.7	692.1
Gross profit margin	33.2%	29.6%	27.9%
SG&A	566.3	578.9	593.0
Loss on sale of business	—	(7.7)	—
Segment operating income	343.5	201.0	112.3
Segment operating income as a percentage of sales	12.7%	7.7%	4.5%
Backlog (at period end)	1,560.9	1,286.2	1,421.8

Bookings in 2019 increased by $254.4 million, or 9.2%, as compared with 2018. The increase included negative currency effects of approximately $79 million. Bookings in 2018 included approximately $31 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. The increase in customer bookings was primarily driven by the oil and gas, chemical and power generation industries, partially offset by decreased bookings in the general industries. Increased customer bookings of $100.4 million into North America, $78.1 million into the Middle East, $72.1 million into Asia Pacific, $18.6 million in Latin America and $11.5 million into Africa, were partially offset by decreased customer bookings of $49.9 million into Europe. The increase was primarily driven by customer original equipment bookings. Of the $3.0 billion of bookings in 2019, approximately 44% were from oil and gas, 22% from general industries, 19% from chemical, 10% from power generation and 5% from water management.
Bookings in 2018 increased by $166.1 million, or 6.4%, as compared with 2017 and included an order for approximately $80 million to provide pumps and related equipment for the Hengli Integrated Refining Complex Project in China, and was partially offset by approximately $23 million in reduced bookings due to the divestiture of two FPD locations and related product lines in the third quarter of 2018. The increase included currency benefits of approximately $19 million. The increase in customer bookings was primarily driven by the oil and gas, general and chemical industries. Customer bookings increased $91.4 million into Europe, $61.7 million into the Middle East, $43.6 million into North America and $3.4 million into Latin America and were partially offset by decreased customer bookings of $18.7 million into Africa and $5.1 million into Asia Pacific. The increase was primarily in aftermarket bookings. Of the $2.8 billion of bookings in 2018, approximately 41% were from oil and gas, 25% from general industries, 18% from chemical, 11% from power generation and 5% from water management.

Sales in 2019 increased $83.0 million, or 3.2%, as compared with 2018. The increase included negative currency effects of approximately $66 million. Sales in 2018 included approximately $30 million related to the two FPD locations and associated product lines that were divested in the third quarter of 2018. The increase was primarily driven by aftermarket sales, resulting from increased customer sales of $45.3 million into North America, $28.6 million into Europe, $16.8 million into the Middle East and $8.8 million into Africa, partially offset by decreased sales of $17.8 million into Latin America and $4.0 million into Asia Pacific.
Sales in 2018 increased $144.6 million, or 5.8%, as compared with 2017. The increase included currency benefits of approximately $23 million and was partially offset by approximately $19 million in reduced sales due to the divestiture of two FPD locations and related product lines in the third quarter of 2018. The increase was more heavily-weighted towards aftermarket sales, resulting from increased customer sales of $69.9 million into North America, $58.4 million into Asia Pacific, $55.8 million into Africa and $50.9 million into Latin America, partially offset by decreased sales of $82.4 million into the Middle East and $2.6 million into Europe.
Gross profit in 2019 increased by $123.6 million, or 15.9%, as compared with 2018. Gross profit margin in 2019 of 33.2% increased from 29.6% in 2018. The increase in gross profit margin was primarily attributable to revenue recognized on higher margin projects, lower realignment charges associated with our Realignment Programs, sales mix shift to higher margin aftermarket sales, improvements in operational efficiency and a $7.7 million charge related to the write-down of inventory in the second quarter of 2018 that did not recur.
Gross profit in 2018 increased by $83.6 million, or 12.1%, as compared with 2017. Gross profit margin in 2018 of 29.6% increased from 27.9% in 2017. The increase in gross profit margin was primarily attributable to the favorable impact of increased sales on our absorption of fixed manufacturing costs, a $16.9 million charge for costs related to a contract to supply oil and gas platform equipment to an end user in Latin America in 2017 that did not recur, lower charges and increased savings related to our Realignment Programs and revenue recognized on higher margin projects, partially offset by a $7.7 million charge for cost incurred related to the write-down of inventory associated with the divestiture of two FPD locations and related product lines.
SG&A in 2019 decreased by $12.6 million, or 2.2%, as compared with 2018. Currency effects provided a decrease of approximately $13 million. The decrease in SG&A, including currency, was due to favorable impacts on SG&A due to gains from the sales of non-strategic manufacturing facilities during the year, the 2018 divestiture of two FPD locations and a $9.7 million impairment charge related to the long-lived assets in the second quarter of 2018 that did not recur, substantially offset by an increase in selling-related expenses and collections of previously reserved bad debts in 2018 that did not recur.
SG&A in 2018 decreased by $14.1 million, or 2.4%, as compared with 2017. Currency effects provided an increase of approximately $5 million. The decrease in SG&A was primarily attributable to a $26.0 million impairment charge related to our manufacturing facility in Brazil in 2017 that did not recur, lower bad debt expense and decreased charges related to our Realignment Programs, partially offset by higher selling and administrative related expenses and an impairment charge on long-lived assets related to the divestiture of two FPD locations and related product lines of $9.7 million.
The loss on sale of businesses in 2018 of $7.7 million resulted from the divestiture of two FPD locations and related product lines. Refer to Note 3 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on this divestiture.
Operating income in 2019 increased by $142.5 million, or 70.9%, as compared with 2018. The increase included negative currency effects of approximately $10 million. The increase was due to the $123.6 million increase in gross profit, the $12.6 million decrease in SG&A and the $7.7 million loss from the divestiture of two FPD locations and related product lines in the third quarter of 2018 that did not recur.
Operating income in 2018 increased by $88.7 million, or 79.0%, as compared with 2017. The increase included negative currency effects of approximately $1 million. The increase was due to the $83.6 million increase in gross profit and the $14.1 million decrease in SG&A, partially offset by the $7.7 million loss from the divestiture of two FPD locations and related product lines in the third quarter of 2018 that did not recur.
Backlog of $1.6 billion at December 31, 2019 increased by $274.7 million, or 21.4%, as compared with December 31, 2018. Currency effects provided an increase of approximately $5 million. Backlog of $1.3 billion at December 31, 2018 decreased by $135.6 million, or 9.5%, as compared with December 31, 2017. Currency effects provided a decrease of approximately $66 million.

Flow Control Division Segment Results
FCD designs, manufactures, distributes and services a broad portfolio of engineered and industrial valve and automation solutions, including isolation and control valves, actuation, controls and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineering and project management services to complement its expansive product portfolio. FCD has a total of 49 manufacturing facilities and QRCs in 22 countries around the world, with five of its 21 manufacturing operations located in the U.S., 10 located in Europe, five located in Asia Pacific and one located in Latin America. We believe that FCD is the second largest industrial valve supplier in the world.

	FCD
	2019	2018	2017
	(Amounts in millions, except percentages)
Bookings	$1,240.9	$1,274.3	$1,225.7
Sales	1,244.0	1,215.8	1,188.1
Gross profit	411.6	416.9	396.7
Gross profit margin	33.1%	34.3%	33.4%
SG&A	213.6	215.0	213.6
Gain on sale of businesses	—	—	141.3
Segment operating income	198.0	201.2	323.7
Segment operating income as a percentage of sales	15.9%	16.5%	27.2%
Backlog (at period end)	600.1	608.4	617.4

Bookings in 2019 decreased $33.4 million, or 2.6%, as compared with 2018. The decrease included negative currency effects of approximately $29 million. The decrease in customer bookings in the general and chemical industries were partially offset by increases in the power generation, oil and gas and water management industries. Decreased customer bookings of $27.3 million into North America, $8.2 million into Asia Pacific and $2.6 million into Europe were partially offset by increased bookings of $24.1 million into the Middle East. The decrease was more heavily weighted towards customer aftermarket bookings. Of the $1.2 billion of bookings in 2019, approximately 34% were from oil and gas, 29% from chemical, 24% from general industries and 13% from power generation.

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
Sales in 2019 increased by $28.2 million, or 2.3%, as compared with 2018. The increase included negative currency effects of approximately $28 million and was driven by increased customer original equipment sales. Sales increased $40.2 million into Asia Pacific, $17.6 million into Europe, $6.5 million into Latin America and $3.5 million into North America and were partially offset by decreased customer sales of $23.5 million into the Middle East and $15.9 million into Africa.

Sales in 2018 increased by $27.7 million, or 2.3%, as compared with 2017. The increase included currency benefits of approximately $8 million and was driven by increased customer original equipment sales. Sales increased $62.4 million into North America, $40.1 million into Asia Pacific and $7.9 million into Africa and were partially offset by a decrease in customer sales of $46.0 million into Europe, $25.1 million into the Middle East and $10.8 million into Latin America.
Gross profit in 2019 decreased by $5.3 million, or 1.3%, as compared with 2018. Gross profit margin in 2019 of 33.1% decreased from 34.3% in 2018. The decrease in gross profit margin was primarily attributed to a mix shift to more original equipment sales and revenue recognized on lower margin original equipment orders as compared to the same period in 2018.

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

SG&A in 2019 decreased by $1.4 million, or 0.7% as compared with 2018. Currency effects provided a decrease of approximately $4 million. The decrease in SG&A was primarily due to currency effects as compared to 2018.

SG&A in 2018 increased by $1.4 million, or 0.7%, as compared with 2017. Currency effects provided an increase of approximately $2 million. The increase in SG&A was primarily due to higher selling and administrative related expenses, partially offset by lower charges and increased savings related to our Realignment Programs compared to 2017.
The gain on sale of businesses in 2017 was the result of the $141.3 million gain from the sales of the Gestra and Vogt businesses. See Note 3 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on these sales.
Operating income in 2019 decreased by $3.2 million, or 1.6%, as compared with 2018. The decrease included negative currency effects of approximately $3 million. The decrease was primarily due to the $5.3 million decrease in gross profit, partially offset by the decrease in SG&A of $1.4 million.
Operating income in 2018 decreased by $122.5 million, or 37.8%, as compared with 2017. The decrease included  negative currency effects of approximately $1 million. The decrease was due to the $141.3 million gain from the sales of the Gestra and Vogt businesses in 2017, which was partially offset by the $20.2 million increase in gross profit
Backlog of $600.1 million at December 31, 2019 decreased by $8.3 million, or 1.4%, as compared with December 31, 2018. Currency effects provided a decrease of approximately $5 million. Backlog of $608.4 million at December 31, 2018 decreased by $9.0 million, or 1.5%, as compared with December 31, 2017. Currency effects provided a decrease of approximately $17 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2019	2018	2017
	(Amounts in millions)
Net cash flows provided (used) by operating activities	$312.7	$190.8	$311.1
Net cash flows provided (used) by investing activities	(23.8)	(81.5)	176.6
Net cash flows provided (used) by financing activities	(229.7)	(173.3)	(185.4)

Existing cash, cash generated by operations and borrowings available under our senior credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2019 was $671.0 million, compared with $619.7 million at December 31, 2018 and $703.4 million at December 31, 2017.
Our cash provided by operating activities was $312.7 million, $190.8 million and $311.1 million in 2019, 2018 and 2017, respectively, which provided cash to support short-term working capital needs. Cash flow used by working capital increased in 2019 due primarily to cash used by higher contract assets of $45.9 million and higher inventory of $31.1 million, partially offset by higher accounts payable of $22.9 million, higher accrued liabilities and income taxes payable of $4.2 million, higher contract liabilities of $14.4 million and lower accounts receivable of $2.9 million. Cash flow used by working capital increased in 2018 due primarily to cash used by higher inventory of $29.3 million, higher accounts receivables of $25.4 million, higher contract assets of $23.7 million and lower accrued liabilities and income taxes payable of $18.2 million, partially offset by cash provided by higher contract liabilities of $33.7 million. During 2019, we contributed $37.3 million to our defined benefit pension plans as compared to $48.1 million in 2018.
Decreases in accounts receivable provided $2.9 million of cash flow in 2019, as compared with cash flow used of $25.4 million in 2018 and cash flow provided of $60.2 million in 2017, respectively. For the fourth quarter of 2019 our days' sales outstanding ("DSO") was 67 days as compared to 72 days for 2018 and 75 days for 2017. We have not experienced a significant increase in customer payment defaults in 2019.

Increases in inventory used $31.1 million of cash flow in 2019 as compared with $29.3 million in 2018 and cash provided of $48.6 million in 2017. The use of cash from inventory in 2019 was primarily due to an increase in raw materials and work in process and in 2018 the cash used was due to decreased progress billings. Inventory turns were 4.3 times at December 31, 2019, as compared with 4.2 times for 2018 and 3.3 times for 2017. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Increases in contract assets used $45.9 million of cash flow and increases in contact liabilities provided $14.4 million of cash flow in 2019. Increases in contract assets used $23.7 million of cash flow and increases in contact liabilities provided $33.7 million of cash flow in 2018.
Increases in accounts payable provided $22.9 million of cash flow in 2019 compared with cash used of $4.8 million in 2018 and cash provided of $12.4 million in 2017. Increases in accrued liabilities and income taxes payable provided $4.2 million of cash flow in 2019 compared with cash used of $18.2 million and $3.4 million in 2018 and 2017, respectively.
Cash used by investing activities were $23.8 million in 2019, as compared to $81.5 million in 2018 and cash provided of $176.6 million in 2017. The decrease of cash used in 2019 was primarily due to a decrease in capital expenditures and proceeds from the disposal of assets during the year which provided $42.3 million, primarily from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs. Capital expenditures were $66.2 million, $84.0 million and $61.6 million in 2019, 2018 and 2017, respectively. In 2020, we currently estimate capital expenditures to be between $90 million and $100 million before consideration of any acquisition activity.
Cash used by financing activities were $229.7 million in 2019 compared to $173.3 million and $185.4 million in 2018 and 2017, respectively. Cash outflows during 2019 resulted primarily from the $105.0 million in payments on long-term debt, $99.6 million of dividend payments and the repurchase of $15.0 million of our common stock. Cash outflows during 2018 resulted primarily from $99.4 million of dividend payments and $60.0 million in payments on long-term debt. Cash outflows during 2017 resulted primarily from $99.2 million of dividend payments and $60.0 million in payments on long-term debt.
In 2019 we repurchased 324,889 shares of our outstanding common stock for $15.0 million. As of December 31, 2019, we had $145.7 million of remaining capacity under our share repurchase plan previously approved by the Board of Directors.
Our cash needs for the next 12 months are expected to be lower than those of 2019 due to our Realignment Programs being substantially completed and anticipated benefits from working capital reductions. We believe cash flows from operating activities, combined with availability under our senior credit facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
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
Financing
Our credit agreement provides for a $800.0 million unsecured senior credit facility with a maturity date of July 16, 2024 (“Senior Credit Facility”). The Senior Credit Facility includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans. We have the right to increase the amount of the Senior Credit Facility by an aggregate amount not to exceed $400.0 million, subject to certain conditions, including each Lender's approval providing any increase.
The interest rates per annum applicable to the Senior Credit Facility (other than with respect to swing line loans) are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s ("S&P") Ratings, or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Global Ratings. At December 31,

2019 the interest rate on the Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Senior Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the Senior Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings. Certain financing arrangements contain provisions that may result in an event of default if there was a failure under other financing arrangements to meet payment terms. Such provisions are referred to as "cross default" provisions. A discussion of our debt and related covenants is included in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We were in compliance with the covenants as of December 31, 2019.
Liquidity Analysis
Our cash balance increased by $51.3 million to $671.0 million as of December 31, 2019 as compared with December 31, 2018. The cash increase included $312.7 million in operating cash inflows and $42.3 million from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs, partially offset by $105.0 million in payments on long-term debt, $99.6 million in dividend payments, $66.2 million in capital expenditures and the repurchase of $15.0 million of our common stock.
At December 31, 2019 and 2018, as a result of the values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $20.0 million to our U.S. pension plan in 2019, excluding direct benefits paid of $0.6 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.

OUTLOOK FOR 2020
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
Our bookings were $4,238.3 million during 2019. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results.
We expect a continued competitive economic environment in 2020. We anticipate benefits from the continuation of our Flowserve 2.0 Transformation efforts, end-user strategies, the strength of our high margin aftermarket business, continued disciplined cost management, our diverse customer base, our broad product portfolio and our unified operating platform. Similar to prior years, we expect our results will be weighted towards the second half of the year.  While we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2020 given the continuing uncertainty of capital spending in many of our markets as well as economic and political risk associated with our international operations which could have a negative effect on global economic conditions.
On December 31, 2019, we had $1,354.1 million of fixed-rate Senior Notes outstanding.  We expect our interest expense in 2020 will be modestly lower compared with amounts incurred in 2019. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Senior Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2020. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2020, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $90 million and $100 million, before consideration of any acquisition activity.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2020 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $2 million in 2020, excluding direct benefits paid.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2019:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Senior Notes	$—	$1,055.9	$298.2	$—	$1,354.1
Fixed interest payments(1)	36.5	62.3	10.5	—	109.3
Other debt	11.3	11.8	—	—	23.1
Leases:
Operating	42.2	83.3	18.2	84.7	228.4
Finance	4.9	7.2	0.3	0.1	12.5
Purchase obligations:(2)
Inventory	496.3	8.9	0.2	—	505.4
Non-inventory	48.0	0.2	0.3	—	48.5
Pension and postretirement benefits(3)	61.7	125.1	125.3	300.7	612.8
Total	$700.9	$1,354.7	$453.0	$385.5	$2,894.1
_______________________________________

(1)	Fixed interest payments represent interest payments on the Senior Notes as defined in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

(2)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(3)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2019, the gross liability for uncertain tax positions was $40.6 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.
The following table presents a summary of our commercial commitments at December 31, 2019:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$343,407	$148,665	$14,050	$52,395	$558,517
Surety bonds	70,445	11,889	196	3,526	86,056
Total	$413,852	$160,554	$14,246	$55,921	$644,573

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions

We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 65% of total defined benefit pension plan assets and approximately 53% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2019. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain an acceptable level of risk. At December 31, 2019, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $745.1 million from $658.0 million at December 31, 2018. Assets were allocated as follows:

	U.S. Plan
Asset category	2019	2018
Cash and Cash Equivalents	1%	1%
Global Equity	28%	30%
Global Real Assets	12%	13%
Equity securities	40%	43%
Diversified Credit	12%	13%
Liability-Driven Investment	47%	43%
Fixed income	59%	56%

	Non-U.S. Plans
Asset category	2019	2018
Cash and Cash Equivalents	2%	7%
North American Companies	1%	3%
Global Equity	1%	2%
Equity securities	2%	5%
U.K. Government Gilt Index	43%	43%
Global Fixed Income Bond	—%	2%
Liability-Driven Investment	7%	9%
Fixed income	50%	54%
Multi-asset	19%	19%
Buy-in Contract	21%	10%
Other	6%	5%
Other types	46%	34%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $897.1 million and $809.2 million as of December 31, 2019 and 2018, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
The estimated prior service cost and the estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2020 is approximately $0.5 million and $10.9 million, respectively. We amortize any estimated net gains or losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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

The Benefit Obligation for our defined benefit postretirement medical plans was $18.9 million and $18.8 million as of December 31, 2019 and 2018, respectively. The estimated actuarial net gain and the estimated prior service cost for the defined benefit postretirement medical plans that are expected to be amortized from accumulated other comprehensive loss into net pension expense in 2020 are immaterial. We amortize any estimated net gain or loss over the remaining average life expectancy of approximately 11 years.
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
In 2019, the service cost component of the pension expense for our defined benefit pension plans included in operating income was $29.0 million compared with $29.4 million in 2018 and $29.5 million in 2017. The non-service cost portion of net pension expense (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for our defined benefit pension plans included in other income (expense), net was $1.8 million, compared to a benefit of $1.2 million in 2018 and an expense of $5.7 million  in 2017.
The following are assumptions related to our defined benefit pension plans as of December 31, 2019:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.41%	1.61%
Rate of increase in compensation levels	3.50	3.12
Weighted average assumptions used to determine 2019 net pension expense:
Long-term rate of return on assets	6.00%	3.37%
Discount rate	4.34	2.42
Rate of increase in compensation levels	3.50	3.28
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.9)	$2.0
Effect on Benefit Obligation	(18.5)	20.1
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.6)	0.8
Effect on Benefit Obligation	(31.7)	36.0
U.S. Postretirement medical plans:
Effect on Benefit Obligation	(0.5)	0.6

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.1)	$2.1
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.1)	1.1
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees or over the remaining expected lifetime for plans with only inactive participants.
At December 31, 2019, as compared with December 31, 2018, we decreased our discount rate for the U.S. plan from 4.34% to 3.41% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had lower yields due to current market conditions. The average discount rate for the non-U.S. plans decreased from 2.42% to 1.61% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. The average assumed rate of compensation remained unchanged at 3.50% for the U.S. plan and decreased to 3.12% from 3.28% for our non-U.S. plans. To determine the 2019 pension expense, the expected rate of return on U.S. plan assets remained constant at 6.00% and we decreased our average rate of return on non-U.S. plan assets from 3.62% to 3.37%, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2019 improvement scale published in October 2019. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $3.6 million higher in 2020 than the $30.8 million in 2019, primarily due to an increase in the amortization of actuarial losses and no anticipated special events. We have used discount rates of 3.41%, 1.61% and 3.27% at December 31, 2019, in calculating our estimated 2020 net pension expense for the U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.5% for 2019, 7.0% for 2018 and 7% for 2017, with a gradual decrease to 5.0% for 2029 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $37.3 million, $48.1 million and $44.9 million to our defined benefit plans in 2019, 2018 and 2017, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2020 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $2 million to our non-U.S. pension plans in 2020, excluding direct benefits paid.
For further discussion of our pension and postretirement benefits, see Note 13 to our consolidated financial statements included in Item 8 of this Annual Report.

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
Revenue Recognition
We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. Transfer of control is evaluated based on the customer’s ability to direct the use of and obtain substantially all of the benefits of a performance obligation. Revenue is recognized either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided.
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
An impairment loss for goodwill is recognized if the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. We did not record an impairment of goodwill in 2019, 2018 or 2017.
We also considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2018 and did not indicate a potential impairment of our goodwill as of December 31, 2019.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting unit discussed above. We did not record a material impairment of our trademarks in 2019, 2018 or 2017.
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
We have market risk exposure arising from changes in foreign currency exchange rate movements. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but we currently expect all counterparties will continue to meet their obligations given their current creditworthiness.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $6.6 million, $(63.1) million and $98.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in other comprehensive income (loss). The net gain in 2019 was primarily driven by the weakening of the Euro, British pound, Chinese yuan and Indian rupee versus the U.S. dollar at December 31, 2019 as compared with December 31, 2018.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2019, we had a U.S. dollar equivalent of $398.5 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $280.9 million at December 31, 2018. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $14.5 million, $18.7 million and $14.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2019, a 10% change in the foreign currency exchange rates for the year ended December 31, 2019 would have impacted our net earnings by approximately $17 million. At December 31, 2018, a 10% change in the foreign currency exchange rates for the year ended December 31, 2018 would have impacted our net earnings by approximately $3 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flowserve Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Test
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,193.0 million as of December 31, 2019. The Company conducts an impairment test as of December 31 each year or whenever events or circumstances indicate goodwill may be impaired. An impairment loss for goodwill is recognized if the implied fair value of goodwill is less than the carrying value. Fair value is estimated using a discounted cash flow analysis, which requires management to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test is a critical audit matter are there was significant judgment by management when determining the fair value of the reporting units using a discounted cash flow analysis. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s discounted cash flow analysis, including significant assumptions about future sales, operating margins, growth rates and discount rates. In addition, the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the discounted cash flow analysis, (iii) testing the completeness, accuracy and relevance of underlying data used in the analysis, and (iv) evaluating the significant assumptions used in the discounted cash flow analysis by management in developing the fair value estimate, including future sales, operating margins, growth rates and discount rates. Evaluating management’s assumptions related to future sales, operating margins and growth rates involved evaluating whether the assumptions used by management were reasonable considering current and past performance of the reporting units and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rates.

Income Tax - Valuation Allowances on Deferred Tax Assets
As described in Notes 1 and 17 to the consolidated financial statements, the Company’s consolidated net deferred tax assets of $113 million includes valuation allowances of $266 million, primarily related to the deferred tax assets established for U.S. foreign tax credit carryforwards of $29.1 million, foreign capital loss carryforwards of $102.6 million, and other foreign deferred tax assets of $134.7 million. Management records valuation allowances to reduce the carrying value of deferred tax assets to amounts that are more likely than not to be realized. Management assesses existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax planning strategies.
The principal considerations for our determination that performing procedures relating to the income tax valuation allowances on deferred tax assets is a critical audit matter are there was significant judgment by management when estimating future taxable income, including tax planning strategies. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to future taxable income, including tax planning strategies and application of foreign tax regulations. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation allowances on deferred tax assets, including controls over the review of management’s analysis by jurisdiction of cumulative taxable income (loss) and controls over management’s estimate by jurisdiction of future taxable income. Our procedures also included, among others, (i) testing underlying historical data used in calculating the cumulative taxable income (loss), (ii) assessing the effect of other events, such as past Company transactions, and (iii) testing management’s estimate of future taxable income, which included evaluating the reasonableness of significant assumptions and appropriateness of available tax planning strategies. Professionals with specialized skill and knowledge were used to assist in evaluating management’s analysis, including cumulative taxable income (loss) as well as the reasonableness of management’s judgments and estimates, including management’s application of foreign tax regulations.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 17, 2020

We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$670,980	$619,683
Accounts receivable, net	795,538	792,434
Contract assets, net	272,914	228,579
Inventories, net	660,837	633,871
Prepaid expenses and other	105,101	108,578
Total current assets	2,505,370	2,383,145
Property, plant and equipment, net	572,175	610,096
Operating lease right-of-use assets, net	186,218	—
Goodwill	1,193,010	1,197,640
Deferred taxes	54,879	44,682
Other intangible assets, net	180,805	190,550
Other assets, net	227,185	190,164
Total assets	$4,919,642	$4,616,277
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$447,582	$418,893
Accrued liabilities	401,385	391,406
Contract liabilities	216,541	202,458
Debt due within one year	11,272	68,218
Operating lease liabilities	36,108	—
Total current liabilities	1,112,888	1,080,975
Long-term debt due after one year	1,365,977	1,414,829
Operating lease liabilities	151,523	—
Retirement obligations and other liabilities	473,295	459,693
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	501,045	494,551
Retained earnings	3,695,862	3,543,007
Treasury shares, at cost — 46,262 and 46,237 shares, respectively	(2,051,583)	(2,049,404)
Deferred compensation obligation	8,334	7,117
Accumulated other comprehensive loss	(584,292)	(573,947)
Total Flowserve Corporation shareholders’ equity	1,790,357	1,642,315
Noncontrolling interests	25,602	18,465
Total equity	1,815,959	1,660,780
Total liabilities and equity	$4,919,642	$4,616,277

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Sales	$3,944,850	$3,832,666	$3,660,831
Cost of sales	(2,649,480)	(2,644,830)	(2,571,878)
Gross profit	1,295,370	1,187,836	1,088,953
Selling, general and administrative expense	(899,813)	(943,714)	(901,727)
Gain (loss) on sale of businesses	—	(7,727)	141,317
Net earnings from affiliates	10,483	11,143	12,592
Operating income	406,040	247,538	341,135
Interest expense	(54,980)	(58,160)	(59,730)
Interest income	8,409	6,465	3,429
Other income (expense), net	(17,619)	(19,569)	(21,827)
Earnings before income taxes	341,850	176,274	263,007
Provision for income taxes	(80,070)	(51,224)	(258,679)
Net earnings, including noncontrolling interests	261,780	125,050	4,328
Less: Net earnings attributable to noncontrolling interests	(8,112)	(5,379)	(1,676)
Net earnings attributable to Flowserve Corporation	$253,668	$119,671	$2,652
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.94	$0.91	$0.02
Diluted	1.93	0.91	0.02

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$261,780	$125,050	$4,328
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes of $(740), $(490) and $19,593 in 2019, 2018 and 2017, respectively	6,561	(63,146)	98,830
Pension and other postretirement effects, net of deferred taxes of $(598), $3,103 and $(14,228) in 2019, 2018 and 2017, respectively	(16,514)	(4,892)	20,775
Cash flow hedging activity, net of deferred taxes of $(38) in 2017	187	232	148
Other comprehensive income (loss)	(9,766)	(67,806)	119,753
Comprehensive income, including noncontrolling interests	252,014	57,244	124,081
Comprehensive income attributable to noncontrolling interests	(8,691)	(6,047)	(2,114)
Comprehensive income attributable to Flowserve Corporation	$243,323	$51,197	$121,967
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance, as reported — January 1, 2017	176,793	$220,991	$488,882	$3,601,362	(46,980)	$(2,078,527)	$8,507	$(624,788)	$20,961	$1,637,388
Stock activity under stock plans	—	—	(23,479)	—	509	18,969	—	—	—	(4,510)
Stock-based compensation	—	—	22,820	—	—	—	—	—	—	22,820
Tax benefit associated with stock-based compensation	—	—	103	—	—	—	—	—	—	103
Net earnings	—	—	—	2,652	—	—	—	—	1,676	4,328
Cash dividends declared	—	—	—	(100,067)	—	—	—	—	—	(100,067)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	119,315	438	119,753
Other, net	—	—	—	—	—	—	(2,153)	—	(6,708)	(8,861)
Balance — December 31, 2017	176,793	220,991	488,326	3,503,947	(46,471)	(2,059,558)	6,354	(505,473)	16,367	1,670,954
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	19,642	—	—	—	—	—	19,642
Stock activity under stock plans	—	—	(13,687)	—	234	10,154	—	—	—	(3,533)
Stock-based compensation	—	—	19,912	—	—	—	—	—	—	19,912
Net earnings	—	—	—	119,671	—	—	—	—	5,379	125,050
Cash dividends declared	—	—	—	(100,253)	—	—	—	—	—	(100,253)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(68,474)	668	(67,806)
Other, net	—	—	—	—	—	—	763	—	(3,949)	(3,186)
Balance — December 31, 2018	176,793	$220,991	$494,551	$3,543,007	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,660,780
Stock activity under stock plans	—	—	(17,388)	—	300	12,821	1,217	—	—	(3,350)
Stock-based compensation	—	—	23,882	—	—	—	—	—	—	23,882
Net earnings	—	—	—	253,668	—	—	—	—	8,112	261,780
Cash dividends declared	—	—	—	(100,813)	—	—	—	—	—	(100,813)
Repurchases of common shares	—	—	—	—	(325)	(15,000)	—	—	—	(15,000)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(10,345)	579	(9,766)
Other, net	—	—	—	—	—	—	—	—	(1,554)	(1,554)
Balance — December 31, 2019	176,793	$220,991	$501,045	$3,695,862	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,815,959
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$261,780	$125,050	$4,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90,619	95,820	101,438
Amortization of intangible and other assets	13,862	16,653	17,016
Loss (gain) on disposition of businesses	—	7,727	(141,317)
Stock-based compensation	23,882	19,912	22,820
Provision for U.S. Tax Cuts and Jobs Act of 2017	—	(5,654)	115,320
Foreign currency, asset impairment and other non-cash adjustments	(11,224)	36,052	33,087
Change in assets and liabilities:
Accounts receivable, net	2,883	(25,448)	60,216
Inventories, net	(31,058)	(29,314)	48,642
Contract assets, net	(45,939)	(23,693)	—
Prepaid expenses and other assets, net	13,289	(7,869)	32,935
Contract liabilities	14,390	33,710	—
Accounts payable	22,870	(4,823)	12,403
Accrued liabilities and income taxes payable	4,184	(18,248)	(3,383)
Retirement obligations and other	(39,881)	(44,314)	(43,431)
Net deferred taxes	(6,916)	15,270	50,992
Net cash flows provided (used) by operating activities	312,741	190,831	311,066
Cash flows — Investing activities:
Capital expenditures	(66,170)	(83,993)	(61,602)
Proceeds from disposal of assets	42,333	6,190	5,435
(Payments for) proceeds from disposition of businesses	—	(3,663)	232,767
Net cash flows provided (used) by investing activities	(23,837)	(81,466)	176,600
Cash flows — Financing activities:
Payments on long-term debt	(105,000)	(60,000)	(60,000)
Payments of deferred loan costs	—	—	(1,503)
Proceeds from short-term financing	75,000	—	—
Payments on short-term financing	(75,000)	—	—
Proceeds under other financing arrangements	4,639	3,377	7,359
Payments under other financing arrangements	(9,281)	(9,853)	(19,030)
Payments related to tax withholding for stock-based compensation	(3,900)	(3,061)	(6,238)
Repurchases of common shares	(15,000)	—	—
Payments of dividends	(99,557)	(99,416)	(99,233)
Other	(1,555)	(4,331)	(6,708)
Net cash flows provided (used) by financing activities	(229,654)	(173,284)	(185,353)
Effect of exchange rate changes on cash	(7,953)	(19,843)	33,970
Net change in cash and cash equivalents	51,297	(83,762)	336,283
Cash and cash equivalents at beginning of year	619,683	703,445	367,162
Cash and cash equivalents at end of year	$670,980	$619,683	$703,445
Income taxes paid (net of refunds)	$66,372	$87,009	$59,409
Interest paid	53,607	54,576	56,808
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019 AND 2018 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2019

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead time, custom and other highly-engineered pumps; standardized, general-purpose pumps; mechanical seals; engineered and industrial valves; related automation products; and services and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States ("U.S.") and other countries where our products are sold and serviced, by the cyclical nature and competitive environment of our industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.
Resegmentation — We have determined that there are meaningful operational synergies and benefits to combining our previously reported Engineered Product Division ("EPD") and Industrial Product Division ("IPD") segments into one reportable segment, Flowserve Pump Division ("FPD"). During the first quarter of 2019, we implemented a reorganization of our operating segments and as a result we report our financial information reflecting two operating segments, FPD and Flow Control Division ("FCD"). The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. Prior periods' financial information were retrospectively adjusted to conform to the new reportable segment composition.
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
Argentina Highly Inflationary — Effective July 1, 2018, Argentina was designated as hyperinflationary, and as a result, we began using the U.S. dollar as our functional currency in Argentina. Our Argentinian subsidiary's sales for the year ended December 31, 2019 represented approximately 1% of consolidated sales and its assets at December 31, 2019 represented approximately 2% of total consolidated assets. Assets primarily consisted of U.S. dollar-denominated monetary assets and Argentinian peso-denominated non-monetary assets at December 31, 2019. In addition, certain of our operations in other countries sell equipment and parts that are typically denominated in U.S. dollars directly to Argentinian customers.

Revenue Recognition — We adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("New Revenue Standard") on January 1, 2018, using the modified retrospective method for transition; periods prior to January 1, 2018, are presented in accordance with "Revenue Recognition (Topic 605)" ("Topic 605"). The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time, more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. Transfer of control is evaluated based on the customer’s ability to direct the use of and obtain substantially all of the benefits of a performance obligation. Revenue is recognized either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided.
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
Income Taxes, Deferred Taxes, Tax Valuation Allowances and Tax Reserves — We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. We assess existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax planning strategies.
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
Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at historical cost, less accumulated depreciation. If asset retirement obligations exist, they are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life of the asset. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in income from operations for the period. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets, or in the case of assets under finance leases, over the related lease term. Generally, the estimated useful lives of the assets are:

Buildings and improvements	10 to 40 years
Machinery, equipment and tooling	3 to 14 years
Software, furniture and fixtures and other	3 to 7 years

Costs related to routine repairs and maintenance are expensed as incurred.

Leases — We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 34 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.

We determine if a contract is (or contains) a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we account for any non-lease components in the contract together with the related lease component in the same unit of account. For lease contracts containing more than one lease component, we allocate the contract consideration to each of the lease components on the basis of relative standalone prices in order to identify the lease payments for each lease component.

ROU assets and lease liabilities are recognized in our consolidated balance sheets at the commencement date based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. For a detailed discussion related to leases refer to Note 4.

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
An impairment loss for goodwill is recognized if the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. We did not record an impairment of goodwill in 2019, 2018 or 2017.

We also considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased as compared with 2018 and did not indicate a potential impairment of our goodwill as of December 31, 2019.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting unit discussed above. We did not record a material impairment of our trademarks in 2019, 2018 or 2017.
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
Recurring fair value measurements are limited to investments in derivative instruments and certain equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 8. The fair value measurements of our investments in equity securities are determined using quoted market prices and are classified as Level I. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations.
Derivatives and Hedging Activities — We have a foreign currency derivatives and hedging policy outlining the conditions under which we can enter into financial derivative transactions. We do not use derivative instruments for trading or speculative purposes. All derivative instruments are recognized on the balance sheet at their fair values.

We employ a foreign currency economic hedging strategy to mitigate certain financial risks resulting from foreign currency exchange rate movements that impact foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. The changes in the fair values are recognized immediately in other income (expense), net in the consolidated statements of income. See Note 8 for further discussion of forward exchange contracts.

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
Stock-Based Compensation — Stock-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the value of restricted share, restricted share unit and performance-based unit awards (collectively referred to as "Restricted Shares") are set at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Restricted share units and performance-based units refer to restricted awards that do not have voting rights and accrue dividends, and are forfeited if vesting does not occur.
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

The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$253,668	$119,671	$2,652
Dividends on restricted shares not expected to vest	—	—	—
Earnings attributable to common and participating shareholders	$253,668	$119,671	$2,652
Weighted average shares:
Common stock	131,012	130,794	130,600
Participating securities	22	29	103
Denominator for basic earnings per common share	131,034	130,823	130,703
Effect of potentially dilutive securities	685	448	655
Denominator for diluted earnings per common share	131,719	131,271	131,358
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.94	$0.91	$0.02
Diluted	1.93	0.91	0.02

Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted shares, restricted share units and performance share units.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $42.0 million, $39.6 million and $38.6 million in 2019, 2018 and 2017, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
Accounting Developments
Pronouncements Implemented
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("New Lease Standard"). The New Lease Standard increases transparency and comparability by requiring lessees to recognize right-of-use (“ROU”) assets and lease liabilities for operating leases on their consolidated balance sheets. Additionally, expanded disclosures are required to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases.
We adopted the New Lease Standard effective January 1, 2019, utilizing the modified retrospective approach and elected an initial application date of January 1, 2019. The adoption resulted in an increase to total assets and liabilities due to the recording of lease ROU assets and lease liabilities of approximately $225 million as of January 1, 2019. The adoption did not materially impact our consolidated results of operations or cash flows. Refer to Note 4 for further discussion of our adoption of the New Lease Standard.
On July 13, 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests with a Scope Exception.” The ASU amends guidance in FASB Accounting Standards Codification ("ASC") 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2018. Our adoption of

ASU No. 2017-11 effective January 1, 2019 did not have an impact on our consolidated financial condition and results of operations.
On August 28, 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements of Accounting for Hedging Activities." The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships. Additionally, the ASU simplifies the hedge accounting requirements and improve the disclosures of hedging arrangements. The amendments in this ASU must be applied to annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Our adoption of ASU No. 2017-12 effective January 1, 2019 did not have an impact on our consolidated financial condition and results of operations.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income (“AOCI”)." The ASU and its amendments were issued as a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017. The amendments of this ASU address the available options to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change (or portion thereof) is recorded. Additionally, the ASU outlines the disclosure requirements for releasing income tax effects from AOCI. The ASU is effective for fiscal years beginning after December 15, 2018. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We adopted this ASU effective January 1, 2019 and elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated comprehensive income to retained earnings.
In July 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Non-employee Share-based Payment Accounting." The amendments of this ASU apply to all share-based payment transactions to non-employees, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations, accounted under ASC 505-50, Equity-Based Payments to Non-Employees. Under the amendments of ASU 2018-07, most of the guidance on compensation to non-employees would be aligned with the requirements for shared based payments granted to employees, Topic 718. The ASU is effective for fiscal years beginning after December 15, 2018. Our adoption of ASU No. 2018-07-12 effective January 1, 2019 did not have an impact on our consolidated financial condition and results of operations.
 Pronouncements Not Yet Implemented
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The ASU requires, among other things, the use of a new current expected credit loss ("CECL") model in order to determine our allowances for doubtful accounts with respect to accounts receivable, contract assets, leased assets and guarantees. The CECL model requires that we estimate our lifetime expected credit loss with respect to our receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. During our evaluation of ASU No. 2016-13 and all related ASUs, we formed a project team to assess the requirements of the new guidance, which included a review of our financial assets measured at amortized cost basis and the associated methodology for development of reserves.  To support the requirements of the new standard and all related ASUs, we modified our accounting policies and processes, and adopted the new standard on a prospective basis as of January 1, 2020. The adoption of ASU No. 2016-13 is not expected to have a material impact on our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 is not expected to have a material impact on our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments of the ASU modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosure information requirements for assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption of ASU No. 2018-13 is not expected to have a material impact on our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The ASU amends the disclosure requirements by adding, clarifying, or removing certain disclosures for sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020 and the amendments should be applied retrospectively to all periods presented. The adoption of ASU No. 2018-14 is not expected to have a material impact on our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The ASU addresses how entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract. Per the amendments of the ASU, implementation costs incurred in a cloud computing arrangement that is a service contract should be accounted for in the same manner as implementation costs incurred to develop or obtain software for internal use as prescribed by guidance in ASC350-40. The ASU requires that implementation costs incurred in a cloud computing arrangement be capitalized rather than expensed. Further, the ASU specifies the method for the amortization of costs incurred during implementation, and the manner in which the unamortized portion of these capitalized implementation costs should be evaluated for impairment. The ASU also provides guidance on how to present such implementation costs in the financial statements and also creates additional disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU No. 2018-15 is not expected to have a material impact on our consolidated financial condition and results of operations.
In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("VIEs")." The standard reduces the cost and complexity of financial reporting associated with VIEs. The new standard amends the guidance for determining whether a decision-making fee is a VIE.  The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety as currently required in GAAP. The amendments of this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU No. 2018-17 is not expected to have a material impact on our consolidated financial condition and results of operations.
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606" ("New Revenue Standard"). The ASU clarifies the interaction between the guidance for certain collaborative arrangements and the New Revenue Standard. The amendments of the ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the New Revenue Standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. Parts of the collaborative arrangement that are not in the purview of the revenue recognition standard should be presented separately. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2018-18 is not expected to have a material impact on our consolidated financial condition and results of operations.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (Topic 740). The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2019-12 is not expected to have a material impact on our consolidated financial condition and results of operations.

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
Prior to the adoption of the New Revenue Standard effective January 1, 2018, revenue recognized under the POC method had been 4% to 10% of our consolidated sales. Under the New Revenue Standard, we have experienced an increase in the amount of revenue recognized over time.  This increase is primarily due to the application of the new “transfer of control” model for revenue recognition. Under this model, revenue for performance obligations subject to contractual transfer of control during the manufacturing process are recognized over time. This includes contracts with cancellation provisions that require reimbursement for costs incurred plus a reasonable margin and for which the performance obligation has no alternative use.  Revenue from products and services transferred to customers over time accounted for approximately 19%, 22% and 4% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 81%, 78% and 96% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales ("COS") in our consolidated statements of income. If shipping activities are performed after a customer obtains control of a product, we apply a policy election to account for shipping as an activity to fulfill the promise to transfer the product to the customer.
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
On December 31, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $709 million. We estimate recognition of approximately $593 million of this amount as revenue in 2020 and an additional $116 million in 2021 and thereafter.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:

•	Flowserve Pump Division ("FPD") for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.

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
The following table presents our customer revenues disaggregated by revenue source:

	December 31, 2019
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$994,719	$972,424	$1,967,143
Aftermarket	1,709,726	267,981	1,977,707
	$2,704,445	$1,240,405	$3,944,850

	December 31, 2018
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$992,162	$943,893	$1,936,055
Aftermarket	1,628,326	268,285	1,896,611
	$2,620,488	$1,212,178	$3,832,666

	December 31, 2017 (1)
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$968,856	$906,890	$1,875,746
Aftermarket	1,508,882	276,203	1,785,085
	$2,477,738	$1,183,093	$3,660,831
__________________________
(1) Presented in accordance with Topic 605.

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	December 31, 2019
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,085,627	$543,986	$1,629,613
Latin America(1)	202,247	28,899	231,146
Middle East and Africa	355,937	98,959	454,896
Asia Pacific	499,932	319,235	819,167
Europe	560,702	249,326	810,028
	$2,704,445	$1,240,405	$3,944,850

	December 31, 2018
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,037,637	$540,316	$1,577,953
Latin America(1)	219,376	22,405	241,781
Middle East and Africa	329,484	138,240	467,724
Asia Pacific	502,559	279,109	781,668
Europe	531,432	232,108	763,540
	$2,620,488	$1,212,178	$3,832,666

	December 31, 2017 (2)
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$969,417	$477,275	$1,446,692
Latin America(1)	168,971	33,207	202,178
Middle East and Africa	327,366	155,447	482,813
Asia Pacific	445,001	239,197	684,198
Europe	566,983	277,967	844,950
	$2,477,738	$1,183,093	$3,660,831
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
(2) Presented in accordance with Topic 605.

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
The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the years ended December 31, 2019 and 2018:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Balance — January 1, 2018	$219,361	$3,990	$178,515	$3,925
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(123,458)	(1,360)
Increase due to revenue recognized in the period in excess of billings	846,922	6,668	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	152,664	(481)
Amounts transferred from contract assets to receivables	(815,213)	(2,503)	—	—
Currency effects and other, net	(22,491)	2,812	(5,263)	(714)
Balance — December 31, 2018	$228,579	$10,967	$202,458	$1,370
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(125,274)	—
Increase due to revenue recognized in the period in excess of billings	835,147	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	135,695	290
Amounts transferred from contract assets to receivables	(785,279)	(1,747)	—	—
Currency effects and other, net	(5,533)	60	3,662	(8)
Balance — December 31, 2019	$272,914	$9,280	$216,541	$1,652
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3.	DISPOSITIONS
FPD Business Divestiture
On June 29, 2018, pursuant to a plan of sale approved by management, we executed an agreement to divest two FPD locations and associated product lines, including the related assets and liabilities.  This transaction did not meet the criteria for classification of assets held for sale as of June 30, 2018 due to a contingency that could have potentially impacted the final terms and/or timing of the divestiture. The sale transaction was completed on August 9, 2018. During the twelve months ended December 31, 2018, we recorded a pre-tax charge of $25.1 million, including a pre-tax charge of $17.4 million in the second quarter of 2018 and a loss on sale of the business of $7.7 million in the third quarter of 2018. The second quarter of 2018 pre-tax charge related to write-downs of inventory and long-lived assets to their estimated fair value, of which $7.7 million was recorded in COS and $9.7 million was recorded in SG&A.  The third quarter of 2018 pre-tax charge primarily related to working capital changes since the second quarter of 2018 and net cash transferred at the closing date of $3.7 million. The sale included a manufacturing facility in Germany and a related assembly facility in France. In 2017, net sales related to the business totaled approximately $42 million, although the business produced an operating loss in 2016 and 2015.

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
Gestra AG
Effective May 2, 2017, we sold our FCD's Gestra AG ("Gestra") business to a leading provider of steam system solutions for $203.6 million (€178.3 million) of cash received in 2017. The sale resulted in a pre-tax gain of $130.2 million ($79.4 million after-tax) recorded in gain on sale of business in the consolidated statements of income. The sale included Gestra’s manufacturing facility in Germany as well as related operations in the U.S., the United Kingdom ("U.K."), Spain, Poland, Italy, Singapore and Portugal. In 2016, Gestra recorded revenues of approximately $101 million (€92 million) with earnings before interest and taxes of approximately $17 million (€15 million).

4.	LEASES
We adopted the New Lease Standard effective January 1, 2019 utilizing the modified retrospective approach and have elected an initial application date of January 1, 2019. Adoption of the New Lease Standard resulted in an increase to total assets and liabilities due to the recording of lease ROU assets and lease liabilities of approximately $225 million as of January 1, 2019. Our adoption of the New Lease Standard included modification of certain accounting policies and practices, business processes, systems and controls in order to support compliance with the requirements.
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
ROU assets and lease liabilities are recognized in our consolidated balance sheets at the commencement date based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. As most of our operating leases do not provide an implicit rate, we apply our incremental country-specific borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing country-specific rate is determined based on information available at the commencement date of the lease.
Operating leases are included in operating lease right-of-use assets, net and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property plant and equipment, debt due within one year and long-term debt due after one year in our consolidated balance sheets.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of December 31, 2019 are immaterial.
We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated income statements as the obligation is incurred.
We have certain lease contracts where we provide a guarantee to the lessor that the value of an underlying asset will be at least a specified amount at the end of the lease. Estimated amounts expected to be paid for residual value guarantees are included in lease liabilities and ROU assets.
As of December 31, 2019, we had $34.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Other information related to our leases is as follows:

December 31,
(Amounts in thousands)	2019
Operating Leases:
ROU assets recorded under operating leases	$220,865
Accumulated amortization associated with operating leases	(34,647)
Total operating leases ROU assets, net	$186,218

Liabilities recorded under operating leases (current)	$36,108
Liabilities recorded under operating leases (non-current)	151,523
Total operating leases liabilities	$187,631

Finance Leases:
ROU assets recorded under finance leases	$19,606
Accumulated depreciation associated with finance leases	(7,551)
Total finance leases ROU assets, net(1)	$12,055

Total finance leases liabilities(2)	$11,788

The costs components of operating and finance leases are as follows:
December 31,
(Amounts in thousands)	2019
Operating Lease Costs:
Fixed lease expense(3)	$57,450
Variable lease expense(3)	6,492
Total operating lease expense	$63,942

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$4,729
Interest on lease liabilities(4)	352
Total finance lease expense	$5,081
_____________________
(1) Included in property plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly

(4) Included in interest expense

Supplemental cash flows information as of and for the year ended December 31, 2019:

(Amounts in thousands, except lease term and discount rate)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$64,725
Financing cash flows from finance leases(2)	4,465
ROU assets obtained in exchange for lease obligations:
Operating leases	$14,569
Finance leases	10,615
Weighted average remaining lease term (in years)
Operating leases	9 years
Finance leases	3 years
Weighted average discount rate (percent)
Operating leases	4.5%
Finance leases	3.6%
_____________________

(1) Included in our consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our consolidated statement of cash flows, financing activities, payments under other financing arrangements

Future undiscounted lease payments under operating and finance leases as of December 31, 2019, were as follows (amounts in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020	42,164	4,897
2021	32,762	3,660
2022	27,378	2,417
2023	23,120	1,101
2024	18,160	277
Thereafter	84,742	96
Total future minimum lease payments	$228,326	$12,448
Less: Imputed interest	(40,695)	(660)
Total	$187,631	$11,788

Other current liabilities	$36,108	$—
Operating lease liabilities	151,523	—
Debt due within one year	—	4,622
Long-term debt due after one year	—	7,166
Total	$187,631	$11,788

The future minimum lease payments as of December 31, 2018 were as follows (amounts in thousands):
Year ending December 31,
2019	$68,443
2020	49,874
2021	38,446
2022	28,496
2023	21,473
Thereafter	66,518
Total future minimum lease payments	$273,250

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	FPD	FCD	Total
	(Amounts in thousands)
Balance as of December 31, 2017	$801,509	$416,679	$1,218,188
Currency translation and other	(11,370)	(9,178)	(20,548)
Balance as of December 31, 2018	$790,139	$407,501	$1,197,640
Currency translation and other	(3,509)	(1,121)	(4,630)
Balance as of December 31, 2019	$786,630	$406,380	$1,193,010

The following table provides information about our intangible assets for the years ended December 31, 2019 and 2018:

		December 31, 2019		December 31, 2018
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$89,490	$(78,854)	$89,796	$(75,239)
Existing customer relationships(2)	5-10	81,844	(53,468)	82,235	(47,016)
Patents	9-16	26,132	(26,132)	26,251	(26,136)
Other	4-40	92,920	(40,149)	88,138	(37,145)
		$290,386	$(198,603)	$286,420	$(185,536)
Indefinite-lived intangible assets(3)		$90,607	$(1,585)	$91,251	$(1,585)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.

The following schedule outlines actual amortization expense recognized during 2019 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2019:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2019	$13,769
Estimated for year ended December 31, 2020	13,637
Estimated for year ended December 31, 2021	13,183
Estimated for year ended December 31, 2022	10,666
Estimated for year ended December 31, 2023	8,402
Estimated for year ended December 31, 2024	6,428
Thereafter	39,467

Amortization expense for finite-lived intangible assets was $14.1 million in 2018 and $15.3 million in 2017.

6.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2019	2018
	(Amounts in thousands)
Raw materials	$328,080	$310,204
Work in process	192,993	191,660
Finished goods	218,408	205,814
Less: Excess and obsolete reserve	(78,644)	(73,807)
Inventories, net	$660,837	$633,871

During 2019, 2018 and 2017, we recognized expenses of $17.1 million, $16.2 million and $22.9 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.

7.	STOCK-BASED COMPENSATION PLANS
During the year ended December 31, 2019, we maintained the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), which is a shareholder-approved plan authorizing the issuance of up to 8,700,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 8,700,000 shares of common stock authorized under the 2010 Plan, 1,611,332 were available for issuance as of December 31, 2019. In 2019, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”), which became effective January 1, 2020 following the expiration of the 2010 Plan on December 31, 2019. This shareholder-approved plan authorizes the issuance of up to 12,500,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, Restricted Shares, stock appreciation rights and bonus stock, in addition to any shares available for issuance or subject to forfeiture under the 2010 Plan as of its expiration on December 31, 2019. We plan to begin using the 2020 Plan in 2020 and it is intended to replace the 2010 Plan. The long-term incentive program allows Restricted Shares granted after January 1, 2016 to employees who retire and have achieved at least 55 years of age and ten years of service to continue to vest over the original vesting period ("55/10 Provision").

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. As of December 31, 2019, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million, recognized over three years, with remaining unearned compensation of $0.3 million. No stock options vested during years ended December 31, 2019, 2018 or 2017.

Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	114,943	$48.63	114,943	$48.63	—	$—
Granted	—	—	—	—	114,943	48.63
Exercised	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Outstanding — end of year	114,943	$48.63	114,943	$48.63	114,943	$48.63
Exercisable — end of year	—	$—	—	$—	—	$—

The weighted average remaining contractual life of options outstanding at December 31, 2019 and 2018 was 7.3 years and 8.3 years, respectively.
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
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares, except for awards related to the 55/10 Provision which are expensed when granted. As of December 31, 2019 and 2018, we had $23.4 million and $24.3 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. The total fair value of Restricted Shares vested during the years ended December 31, 2019, 2018 and 2017 was $16.8 million, $14.3 million and $30.5 million, respectively.
We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in millions)
Stock-based compensation expense	$23.9	$19.9	$22.8
Related income tax benefit	(5.4)	(4.5)	(5.2)
Net stock-based compensation expense	$18.5	$15.4	$17.6

The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2019
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,530,214	$45.06
Granted	857,116	46.80
Vested	(392,152)	42.82
Canceled	(304,578)	43.66
Outstanding — ending of year	1,690,600	$46.71

Unvested Restricted Shares outstanding as of December 31, 2019, includes approximately 647,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most unvested units were granted in three annual grants since January 1, 2017 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,294,000 shares based on performance targets. As of December 31, 2019, we estimate vesting of approximately 466,000 shares based on expected achievement of performance targets.

8.	DERIVATIVES AND HEDGING ACTIVITIES
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
Foreign exchange contracts had notional values of $398.5 million and $280.9 million at December 31, 2019 and 2018, respectively. At December 31, 2019, the length of foreign exchange contracts currently in place ranged from 17 days to 32 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2019	2018
	(Amounts in thousands)
Current derivative assets	$892	$535
Noncurrent derivative assets	15	5
Current derivative liabilities	3,418	3,285
Noncurrent derivative liabilities	8	2

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.

The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Gain (loss) recognized in income	$(6,495)	$(3,154)	$2,122

Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as Other income (expense), net.

In March 2015, we designated €255.7 million of our €500.0 million 2022 EUR Senior Notes discussed in Note 12 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in Other income (expense), net in our consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the years ended December 31, 2019, 2018 or 2017.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of our debt, excluding the Senior Notes (as described in Note 12), was estimated using interest rates on similar debt recently issued by companies with credit metrics similar to ours and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 12 and, except for the Senior Notes, approximates fair value. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The estimated fair value of our Senior Notes at December 31, 2019 was $1,381.2 million compared to the carrying value of $1,354.1 million. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2019 and December 31, 2018.

10.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2019	2018
	(Amounts in thousands)
Accounts receivable	$848,950	$843,935
Less: allowance for doubtful accounts	(53,412)	(51,501)
Accounts receivable, net	$795,538	$792,434

Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2019	2018
	(Amounts in thousands)
Land	$64,778	$72,701
Buildings and improvements	419,454	441,006
Machinery, equipment and tooling	666,376	634,838
Software, furniture and fixtures and other	434,774	418,185
Gross property, plant and equipment	1,585,382	1,566,730
Less: accumulated depreciation	(1,013,207)	(956,634)
Property, plant and equipment, net	$572,175	$610,096

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2019	2018
	(Amounts in thousands)
Wages, compensation and other benefits	$192,354	$198,311
Commissions and royalties	23,027	19,673
Warranty costs and late delivery penalties	30,625	31,683
Sales and use tax	18,146	14,486
Income tax	20,018	9,865
Other	117,215	117,388
Accrued liabilities	$401,385	$391,406

"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.
Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2019	2018
	(Amounts in thousands)
Pension and postretirement benefits	$199,603	$183,012
Deferred taxes	163,084	159,404
Operating lease liabilities	151,523	—
Legal and environmental	28,593	21,949
Uncertain tax positions and other tax liabilities	42,086	57,553
Other	39,929	37,775
Retirement obligations and other liabilities	$624,818	$459,693

11.	EQUITY METHOD INVESTMENTS
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
As of December 31, 2019, we had investments in six joint ventures, one located in each of Chile, China, India, Saudi Arabia, South Korea and the United Arab Emirates that were accounted for using the equity method and are immaterial for disclosure purposes.

12.	DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, consisted of:

	December 31,
	2019	2018
	(Amounts in thousands)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $2,653 and $3,914 at December 31, 2019 and 2018, respectively	$557,847	$569,536
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $1,924 and $2,589 at December 31, 2019 and 2018, respectively	498,076	497,411
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,777 and $2,192 at December 31, 2019 and 2018, respectively	298,223	297,808
Term Loan Facility, interest rate of 4.30% at December 31, 2018, net of debt issuance costs of $249	—	104,751
Finance lease obligations and other borrowings	23,103	13,541
Debt and finance lease obligations	1,377,249	1,483,047
Less amounts due within one year	11,272	68,218
Total debt due after one year	$1,365,977	$1,414,829

Scheduled maturities of our Senior Notes and other debt, are (amounts in thousands):

2020	$11,272
2021	11,831
2022	1,055,923
2023	298,223
Total	$1,377,249

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
We have the right to redeem the 2022 Senior Notes and 2023 Senior Notes at any time prior to June 15, 2022 and August 15, 2023, respectively, in whole or in part, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the senior notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed discounted to the redemption date on a semi-annual basis, at the applicable Treasury Rate plus 30 basis points for the 2022 Senior Notes and plus 25 basis points for the 2023 Senior Notes. In addition, at any time on or after June 15, 2022 for the 2022 Senior Notes and August 15, 2023 for the 2023 Senior Notes, we may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed to the redemption date. Similarly, we have the right to redeem the 2022 EUR Senior Notes at any time prior to December 17, 2021, in whole or in part, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the senior notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed (exclusive of interest accrued to, but excluding, the date of redemption) discounted to the redemption date on an annual basis, at the Comparable German Government Bond Rate plus 25 basis points. At any time on or after December 17, 2021, we may redeem the 2022 EUR Senior Notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed.  In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed to the redemption date.
Senior Credit Facility
On July 16, 2019, we entered into a new credit agreement ("Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $800.0 million unsecured senior credit facility with a maturity date of July 16, 2024 (“Senior Credit Facility”). The Senior Credit Facility includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans. We have the right to increase the amount of the Senior Credit Facility by an aggregate amount not to exceed $400.0 million, subject to certain conditions, including each Lender's approval providing any increase. On July 16, 2019, approximately $75.0 million was borrowed under the Senior Credit Facility to repay all outstanding indebtedness under the previous senior credit facility.  In connection with this repayment, our outstanding letters of credit under the previous senior credit facility were transferred to the Senior Credit Facility, and we terminated the previous senior credit facility. On September 16, 2019, the $75.0 million borrowed under the Senior Credit Facility was paid in full.
The interest rates per annum applicable to the Senior Credit Facility (other than with respect to swing line loans) are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC ("S&P") Ratings, or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Global Ratings. As of December 31, 2019, the interest rate on the Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Senior Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the Senior Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings.  The commitment fee was 0.20% (per annum) during the period ended December 31, 2019.
As of December 31, 2019, and December 31, 2018, we had no revolving loans outstanding under the Senior Credit Facility. We had outstanding letters of credit of $88.5 million and $92.9 million at December 31, 2019, and December 31, 2018, respectively. The amount available for borrowings under our Senior Credit Facility was $711.5 million at December 31, 2019. As of December 31, 2018, due to a financial covenant in the previous senior credit facility, the amount available for borrowings under that facility was effectively limited to $513.7 million.

Repayment of Obligations — During the year ended December 31, 2019, we paid the $105.0 million outstanding principal balance on our previous senior credit facility, including $30.0 million of scheduled principal repayments. During both 2018 and 2017, we paid $60.0 million of scheduled principal repayments on the previous senior credit facility.
Financial Covenants — Our compliance with the financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all covenants as of December 31, 2019.

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
For all periods presented, we used a measurement date of December 31 for each of our U.S. pension plans, non-U.S. pension plans and postretirement medical plans.
U.S. Defined Benefit Plans
We maintain qualified and non-qualified defined benefit pension plans in the U.S. The qualified plan provides coverage for substantially all full-time U.S. employees who receive benefits, up to an earnings threshold specified by the U.S. Department of Labor. The non-qualified plans primarily cover a small number of employees including current and former members of senior management, providing them with benefit levels equivalent to other participants, but that are otherwise limited by U.S. Department of Labor rules. The U.S. plans are designed to operate as "cash balance" arrangements, under which the employee has the option to take a lump sum payment at the end of their service. The difference between total accumulated benefit obligation and total projected benefit obligation ("Benefit Obligation") is immaterial.

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2019	2018	2017
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	3.41%	4.34%	3.63%
Rate of increase in compensation levels	3.50	3.50	4.01
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.00%	6.00%
Discount rate	4.34	3.63	4.00
Rate of increase in compensation levels	3.50	4.01	4.01

At December 31, 2019 as compared with December 31, 2018, we decreased our discount rate from 4.34% to 3.41% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. In determining 2019 expense, the expected rate of return on U.S. plan assets remained constant at 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2019 improvement scale published in October 2019. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize 75% of the ultimate improvement rate, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Service cost	$23,245	$22,195	$22,257
Interest cost	17,584	15,789	16,878
Expected return on plan assets	(25,645)	(25,704)	(24,505)
Settlement gain	—	(462)	(216)
Amortization of unrecognized prior service cost	164	164	112
Amortization of unrecognized net loss	3,675	5,514	6,021
U.S. net pension expense	$19,023	$17,496	$20,547

The estimated prior service cost and the estimated net loss for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2020 is $0.2 million and $6.6 million, respectively. We amortize estimated prior service costs and estimated net losses over the remaining expected service period.
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2019	2018
	(Amounts in thousands)
Plan assets, at fair value	$482,553	$425,792
Benefit Obligation	(471,462)	(432,595)
Funded status	$11,091	$(6,803)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2019	2018
	(Amounts in thousands)
Noncurrent assets	$16,396	$—
Current liabilities	(348)	(232)
Noncurrent liabilities	(4,957)	(6,571)
Funded status	$11,091	$(6,803)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance — January 1	$432,595	$461,355
Service cost	23,245	22,195
Interest cost	17,584	15,789
Plan amendments and settlements	276	(3,016)
Actuarial loss (gain) (1)	31,214	(25,908)
Benefits paid	(33,452)	(37,820)
Balance — December 31	$471,462	$432,595
Accumulated benefit obligations at December 31	$470,643	$431,973

_______________________________________

(1)	The actuarial losses (gain) in 2019 and 2018 primarily reflect the impact of changes in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2020	$42.8
2021	44.0
2022	41.9
2023	42.9
2024	42.1
2025-2029	196.8

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance — January 1	$(62,018)	$(49,790)
Amortization of net loss	2,809	4,216
Amortization of prior service cost	125	125
Net gain (loss) arising during the year	9,785	(16,216)
Settlement gain	—	(353)
Prior service cost arising during the year	(211)	—
Balance — December 31	$(49,510)	$(62,018)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2019	2018
	(Amounts in thousands)
Unrecognized net loss	$(48,578)	$(61,129)
Unrecognized prior service cost	(932)	(889)
Accumulated other comprehensive loss, net of tax	$(49,510)	$(62,018)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance — January 1	$425,792	$464,779
Return on plan assets	69,663	(21,414)
Company contributions	20,552	23,263
Benefits paid	(33,454)	(37,820)
Settlements	—	(3,016)
Balance — December 31	$482,553	$425,792

We contributed $20.6 million and $23.3 million to the U.S. defined benefit pension plans during 2019 and 2018, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2020 is expected to be approximately $20 million, excluding direct benefits paid.
All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2019 and 2018 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2019	2018	2019	2018
Cash and cash equivalents	—%	—%	1%	1%
Cash and cash equivalents	—%	—%	1%	1%
Global Equity	31%	30%	28%	30%
Global Real Assets	12%	13%	12%	13%
Equity securities	43%	43%	40%	43%
Diversified Credit	12%	12%	12%	13%
Liability-Driven Investment	45%	45%	47%	43%
Fixed income	57%	57%	59%	56%

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

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2019				At December 31, 2018
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$4,994	$4,994	$—	$—	$4,778	$4,778	$—	$—
Commingled Funds:
Equity securities
Global Equity(a)	135,350	—	135,350	—	126,165	—	126,165	—
Global Real Assets(b)	60,523	—	60,523	—	55,046	—	55,046	—
Fixed income securities
Diversified Credit(c)	56,375	—	56,375	—	55,039	—	55,039	—
Liability-Driven Investment(d)	225,311	—	225,311	—	184,764	—	184,764	—
	$482,553	$4,994	$477,559	$—	$425,792	$4,778	$421,014	$—
_______________________________________

(a)	Global Equity fund seeks to closely track the performance of the MSCI All Country World Index.

(b)	Global Real Asset funds seek to provide exposure to the listed global real estate investment trusts (REITs) and infrastructure markets.

(c)	Diversified Credit funds seek to provide exposure to the high yield, emerging markets, bank loans and securitized credit markets.

(d)	Liability-Driven Investment ("LDI") funds seek to invest in high quality fixed income securities that collectively closely match those found in discount curves used to value the plan's liabilities.
Non-U.S. Defined Benefit Plans

We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Japan, Mexico, The Netherlands, Sweden, Switzerland and the U.K. The assets of the plans in the U.K. (two plans), The Netherlands and Canada represent 94% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2019	2018	2017
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	1.61%	2.42%	2.25%
Rate of increase in compensation levels	3.12	3.28	3.25
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	3.37%	3.62%	3.88%
Discount rate	2.42	2.25	2.34
Rate of increase in compensation levels	3.28	3.25	3.22

At December 31, 2019, as compared with December 31, 2018, we decreased our average discount rate for non-U.S. plans from 2.42% to 1.61% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. To determine 2019 pension expense, we decreased our average expected rate of return on plan assets from 3.62% at December 31, 2018 to 3.37% at December 31, 2019, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Service cost	$5,728	$7,208	$7,247
Interest cost	8,867	8,970	9,320
Expected return on plan assets	(7,535)	(8,747)	(8,834)
Amortization of unrecognized net loss	2,933	3,626	3,741
Amortization of unrecognized prior service cost (benefit)	265	33	(4)
Settlement loss (gain) and other	859	(521)	2,434
Non-U.S. net pension expense	$11,117	$10,569	$13,904

The estimated net loss and prior service cost for the non-U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2020 is $4.3 million and $0.3 million, respectively. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2019	2018
	(Amounts in thousands)
Plan assets, at fair value	$262,559	$232,175
Benefit Obligation	(425,617)	(376,649)
Funded status	$(163,058)	$(144,474)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2019	2018
\	(Amounts in thousands)
Noncurrent assets	$16,379	$17,864
Current liabilities	(7,609)	(7,782)
Noncurrent liabilities	(171,828)	(154,556)
Funded status	$(163,058)	$(144,474)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance — January 1	$376,649	$413,960
Service cost	5,728	7,208
Interest cost	8,867	8,970
Employee contributions	78	238
Settlements and other	(3,713)	(7,896)
Actuarial loss (gain)(1)	48,888	(8,839)
Net benefits and expenses paid	(14,526)	(16,632)
Currency translation impact(2)	3,646	(20,360)
Balance — December 31	$425,617	$376,649
Accumulated benefit obligations at December 31	$404,035	$356,989
_______________________________________

(1)	The 2019 actuarial loss primarily reflects the decrease in the discount rates for all plans.

(2)
In 2019, the currency translation loss reflects the weakening of the U.S. dollar against the British pound, partially offset by the strengthening of the U.S. dollar against the Euro, while in 2018 the currency translation gain reflected the strengthening of the U.S. dollar against our significant currencies, primarily the Euro and British pound.

The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2020	$16.5
2021	17.0
2022	17.8
2023	17.9
2024	18.7
2025-2029	97.3

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance — January 1	$(62,088)	$(67,872)
Amortization of net loss	2,946	3,260
Net (loss) gain arising during the year	(29,910)	2,458
Settlement loss (gain)	746	(386)
Prior service cost arising during the year	—	(3,080)
Currency translation impact and other	(1,031)	3,532
Balance — December 31	$(89,337)	$(62,088)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2019	2018
	(Amounts in thousands)
Unrecognized net loss	$(85,891)	$(58,697)
Unrecognized prior service cost	(3,446)	(3,391)
Accumulated other comprehensive loss, net of tax	$(89,337)	$(62,088)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance — January 1	$232,175	$248,733
Return (loss) on plan assets	23,793	(580)
Employee contributions	78	238
Company contributions	16,782	21,696
Settlements	(3,688)	(7,776)
Currency translation impact and other	7,945	(13,504)
Net benefits and expenses paid	(14,526)	(16,632)
Balance — December 31	$262,559	$232,175
Our contributions to non-U.S. defined benefit pension plans in 2020 are expected to be approximately $2 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2019 and 2018 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2019	2018	2019	2018
Cash and cash equivalents	2%	7%	2%	7%
Cash and cash equivalents	2%	7%	2%	7%
North American Companies	1%	3%	1%	3%
Global Equity	1%	2%	1%	2%
Equity securities	2%	5%	2%	5%
U.K. Government Gilt Index	43%	43%	43%	43%
Global Fixed Income Bond	—%	2%	—%	2%
Liability-Driven Investment	7%	9%	7%	9%
Fixed income	50%	54%	50%	54%
Multi-asset	19%	19%	19%	19%
Buy-in Contracts	21%	10%	21%	10%
Other	6%	5%	6%	5%
Other types	46%	34%	46%	34%

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

The fair values of the non-U.S. assets were:

	At December 31, 2019				At December 31, 2018
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$5,026	$5,026	$—	—	$15,105	$15,105	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	2,501	—	2,501	—	6,603	—	6,603	—
Global Equity(b)	2,411	—	2,411	—	4,648	—	4,648	—
Fixed income securities
U.K. Government Gilt Index(c)	113,855	—	113,855	—	99,482	—	99,482	—
U.K. Corporate Bond Index	—	—	—	—	1,192	—	1,192	—
Global Fixed Income Bond	—	—	—	—	4,110	—	4,110	—
Liability-Driven Investment(d)	20,011	—	20,011	—	20,004	—	20,004	—
Other Types of Investments:
Multi-asset(e)	48,964	—	48,964	—	44,147	—	44,147	—
Buy-in Contracts(f)	54,544	—	—	54,544	23,616	—	—	23,616
Other(g)	15,247	—	—	15,247	13,268	—	—	13,268
	$262,559	$5,026	$187,742	$69,791	$232,175	$15,105	$180,186	$36,884
_______________________________________

(a)	North American Companies represents U.S. and Canadian large cap equity funds, which are managed to track their respective benchmarks (FTSE All-World USA Index and FTSE All-World Canada Index).

(b)
Global Equity represents actively managed global equity funds, taking a top-down strategic view on the different regions by analyzing companies based on fundamentals, market-driven, thematic and quantitative factors to generate alpha.

(c)	U.K. Government Gilt Index represents U.K. government issued fixed income investments which are passively managed to track their respective benchmarks.

(d)	LDI seeks to invest in fixed income securities that collectively closely match those found in discount curves used to value the plan's liabilities.

(e)	Multi-asset seeks an attractive risk-adjusted return by investing in a diversified portfolio of strategies, including equities and fixed income.

(f)
The Buy-in Contracts ("Contract" or "Contracts") represent assets held by plans, whereby the cost of providing benefits to plan participants is funded by the Contract. The Contracts are held by the plans for the benefit of plan participants in the Netherlands and U.K. The fair value of these assets are based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation. The fair value of asset held in the Netherlands Contract as of January 1, 2019 was $23.6 million, with contributions and currency adjustments resulting in a fair value of $25.9 million at December 31, 2019. On August 29, 2019, we established a Contract for our U.K. plan participants with initial investment of $27.4 million, with contributions and currency adjustments resulting in a fair value of $28.6 million at December 31, 2019.

(g)	Includes assets held by plans outside the United Kingdom, the Netherlands and Canada. Details have not been provided due to immateriality.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2019	2018
	(Amounts in thousands)
Benefit Obligation	$229,793	$613,441
Accumulated benefit obligation	212,906	596,584
Fair value of plan assets	46,718	444,929

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2019	2018	2017
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.27%	4.20%	3.48%
Weighted average assumptions used to determine net expense:
Discount rate	4.20%	3.48%	3.75%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.5% for 2019, 7.0% for 2018 and 7% for 2017, with a gradual decrease to 5.0% for 2029 and future years. At December 31, 2019, a one-percentage point change in assumed medical cost trend rates would not have a material effect on reported amounts.
Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Interest cost	$754	$779	$919
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net gain	(215)	(764)	(275)
Net postretirement benefit expense	$661	$137	$766

The estimated actuarial net gain and the estimated prior service cost for the defined benefit postretirement medical plans that are expected to be amortized from accumulated other comprehensive loss into net pension expense in 2020 are immaterial.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2019	2018
	(Amounts in thousands)
Postretirement Benefit Obligation	$18,862	$18,810
Funded status	$(18,862)	$(18,810)

The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2019	2018
	(Amounts in thousands)
Current liabilities	$(2,370)	$(2,500)
Noncurrent liabilities	(16,492)	(16,310)
Funded status	$(18,862)	$(18,810)

The following is a reconciliation of the postretirement Benefit Obligation:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance — January 1	$18,810	$23,882
Interest cost	754	779
Employee contributions	964	883
Medicare subsidies receivable	14	127
Actuarial loss (gain)	2,222	(2,662)
Net benefits and expenses paid	(3,902)	(4,199)
Balance — December 31	$18,862	$18,810

The following presents expected benefit payments for future periods (amounts in millions):

Expected Payments
2020	$2.4
2021	2.3
2022	2.1
2023	1.9
2024	1.7
2025-2029	6.6

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2019	2018
	(Amounts in thousands)
Balance — January 1	$2,425	$880
Amortization of net gain	(164)	(584)
Amortization of prior service cost	94	93
Net (loss) gain arising during the year	(1,699)	2,036
Balance — December 31	$656	$2,425

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2019	2018
	(Amounts in thousands)
Unrecognized net gain	$1,512	$3,365
Unrecognized prior service cost	(856)	(940)
Accumulated other comprehensive income, net of tax	$656	$2,425

We made contributions to the postretirement medical plans to pay benefits of $2.9 million in 2019, $3.2 million in 2018 and $2.5 million in 2017. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $20.4 million in 2019, $18.7 million in 2018 and $17.7 million in 2017.

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
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	2019	2018	2017
	(Amounts in thousands)
Balance — January 1	$32,033	$33,601	$30,459
Accruals for warranty expense, net of adjustments	26,215	28,454	35,001
Settlements made	(27,394)	(30,022)	(31,859)
Balance — December 31	$30,854	$32,033	$33,601

16.	SHAREHOLDERS’ EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter and the dividend is paid the following month. Dividends per share were $0.76 for the years ending December 31, 2019, 2018 and 2017.
Share Repurchase Program – On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 324,889 shares of our outstanding common stock for $15.0 million during the year ended December 31, 2019. We had no repurchases of shares of our outstanding common stock for the years ended December 31, 2018 and 2017. As of December 31, 2019, we have $145.7 million of remaining capacity under our current share repurchase program.

17.	INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which significantly changed U.S. tax law. The Tax Reform Act, among other things, lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while imposing a deemed repatriation tax on deferred foreign income and implementing a modified territorial tax system. The Tax Reform Act also provides for a one-time transition tax (“Transition Tax”) on certain foreign earnings as well as prospective changes which began in 2018, including repeal of the domestic manufacturing deduction, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

We recognized provisional income tax effects of the Tax Reform Act in our previously issued financial statements in accordance with Staff Accounting Bulletin ("SAB") No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes with respect to recording certain tax impacts of the Tax Reform Act. We finalized our accounting for the income tax effects of the Tax Reform Act in the fourth quarter of 2018 with no material adjustments to previously recorded provisional amounts. The impacts of these changes are reflected in the 2018 tax benefit of $5.7 million and the 2017 provisional tax expense of $115.3 million.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Current:
U.S. federal	$22,001	$5,150	$59,292
Foreign	61,976	36,897	22,442
State and local	4,506	2,647	5,537
Total current	88,483	44,694	87,271
Deferred:
U.S. federal	2,933	11,242	135,294
Foreign	(12,243)	(4,585)	34,626
State and local	897	(127)	1,488
Total deferred	(8,413)	6,530	171,408
Total provision	$80,070	$51,224	$258,679

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in millions)
Statutory federal income tax at 21% (21% for 2018 and 35% for 2017)	$71.8	$37.0	$92.1
Foreign impact, net	4.5	(5.9)	(36.4)
Impact of U.S. Tax Reform Act	—	(5.7)	115.3
Change in valuation allowances	0.3	15.7	73.6
State and local income taxes, net	5.4	3.7	4.9
Other, net	(1.9)	6.4	9.2
Total	$80.1	$51.2	$258.7
Effective tax rate	23.4%	29.1%	98.4%

The 2017 tax rate differed from the federal statutory rate of 35% primarily due to the impacts pursuant to enactment of the Tax Reform Act, the net impact of foreign operations, the establishment of a valuation allowance against our deferred tax assets in various foreign jurisdictions, primarily Germany and Mexico, and taxes related to the sale of the Gestra and Vogt businesses.
For the year ended December 31, 2017, we did not assert permanent reinvestment on any of our foreign subsidiaries and as a result recorded deferred tax liabilities of approximately $75.4 million on cumulative unrepatriated earnings in connection with the Tax Reform Act. These deferred tax liabilities primarily relate to foreign withholding taxes that would be due upon repatriation of the designated earnings to the U.S. For the years ended December 31, 2019 and December 31, 2018, we have asserted permanent reinvestment on certain earnings of our foreign subsidiaries. As of December 31, 2019, we have recorded $67.9 million of deferred tax liabilities associated with the pre-December 31, 2017 earnings deemed available for repatriation as referenced above.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2019	2018
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$25,214	$26,496
Net operating loss carryforwards	101,193	92,630
Compensation accruals	24,685	25,993
Inventories	33,773	25,553
Credit and capital loss carryforwards	131,744	16,056
Warranty and accrued liabilities	7,042	2,763
Bad debt reserve	30,884	28,194
Other	25,339	32,253
Total deferred tax assets	379,874	249,938
Valuation allowances	(266,414)	(133,929)
Net deferred tax assets	113,460	116,009
Deferred tax liabilities related to:
Property, plant and equipment	(26,545)	(18,773)
Goodwill and intangibles	(114,567)	(123,692)
Foreign undistributed earnings taxes	(67,930)	(70,331)
Other	(12,623)	(17,935)
Total deferred tax liabilities	(221,665)	(230,731)
Deferred tax liabilities, net	$(108,205)	$(114,722)

We have $417.3 million of U.S. and foreign net operating loss carryforwards at December 31, 2019. Of this total, $38.0 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2024 through 2026 tax years. The majority of our foreign net operating losses carry forward without expiration. Additionally, we have $29.1 million of foreign tax credit carryforwards at December 31, 2019. The foreign tax credit carryforwards, if unused, will expire in 2026, 2028 and 2029 tax years.

Our valuation allowances primarily relate to the deferred tax assets established for U.S. foreign tax credit carryforwards of $29.1 million, a foreign capital loss carryforward of $102.6 million, and other foreign deferred tax assets of $134.7 million. The foreign capital loss carryforward was the result of a reorganization of certain foreign subsidiaries in the current year. Due to its capital nature, it is uncertain if the loss will be utilized within its ten year carryforward period and, therefore, has a full valuation allowance.
Earnings before income taxes comprised:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
U.S.	$129,917	$88,674	$102,372
Foreign	211,933	87,600	160,635
Total	$341,850	$176,274	$263,007

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2019	2018	2017
Balance — January 1	$41.2	$51.5	$59.3
Gross amount of increase (decrease) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	8.8	(6.6)	(3.5)
During the current period	6.3	4.0	5.5
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(11.4)	(2.7)	(10.8)
Lapse of the applicable statute of limitations	(3.2)	(3.7)	(3.1)
(Decrease) increase in unrecognized tax benefits relating to foreign currency translation adjustments	(1.1)	(1.3)	4.1
Balance — December 31	$40.6	$41.2	$51.5

The amount of gross unrecognized tax benefits at December 31, 2019, was $54.2 million, which includes $13.6 million of accrued interest and penalties. Of this amount $53.6 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2016, state and local income tax audits for years through 2013 or foreign income tax audits for years through 2012. We are currently under examination for various years in Austria, Canada, China, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Philippines, Saudi Arabia, Singapore, the U.S., Venezuela and Vietnam.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $5 million within the next 12 months.

18.	BUSINESS SEGMENT INFORMATION
In connection with the Flowserve 2.0 Transformation program, which is discussed and defined in Note 20, we have determined that there are meaningful operational synergies and benefits to combining our previously reported EPD and IPD segments into one reportable segment, FPD. During the first quarter of 2019 we implemented a reorganization of our operating segments. The reorganization of the segments reflects how our chief operating decision maker (Chief Executive Officer) regularly reviews financial information to allocate resources and assess performance. Prior periods' financial information were retrospectively adjusted to conform to the new reportable segment composition.
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
We conduct our operations through two business segments based on type of product and how we manage the business:

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

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2019, 2018 and 2017 reconciled to the amounts reported in the consolidated financial statements.

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2019:
Sales to external customers	$2,704,445	$1,240,405	$3,944,850	$—	$3,944,850
Intersegment sales	1,833	3,631	5,464	(5,464)	—
Segment operating income (loss)	343,514	197,972	541,486	(135,446)	406,040
Depreciation and amortization	50,845	23,577	74,422	30,059	104,481
Identifiable assets	2,974,161	1,333,926	4,308,087	611,555	4,919,642
Capital expenditures	26,450	14,449	40,899	25,271	66,170

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2018:
Sales to external customers	$2,620,488	$1,212,178	$3,832,666	$—	$3,832,666
Intersegment sales	2,816	3,637	6,453	(6,453)	—
Segment operating income (loss)	200,981	201,216	402,197	(154,659)	247,538
Depreciation and amortization	68,148	26,585	94,733	17,740	112,473
Identifiable assets	2,768,879	1,268,717	4,037,596	578,681	4,616,277
Capital expenditures	40,648	14,458	55,106	28,887	83,993

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2017:
Sales to external customers	$2,477,738	$1,183,093	$3,660,831	$—	$3,660,831
Intersegment sales	970	5,018	5,988	(5,988)	—
Segment operating income (loss)	112,287	323,682	435,969	(94,834)	341,135
Depreciation and amortization	77,524	27,278	104,802	13,652	118,454
Identifiable assets	2,981,822	1,317,944	4,299,766	610,708	4,910,474
Capital expenditures	28,158	16,626	44,784	16,818	61,602

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

	Year Ended December 31, 2019
	Sales	Percentage	Long-Lived Assets(a)	Percentage
	(Amounts in thousands, except percentages)
United States	$1,637,736	41.5%	$464,216	47.1%
EMA(1)	1,397,308	35.4%	312,668	31.7%
Asia(2)	551,759	14.0%	143,848	14.6%
Other(3)	358,047	9.1%	64,846	6.6%
Consolidated total	$3,944,850	100.0%	$985,578	100.0%
__________________
(a) Includes ROU assets recorded under operating and finance leases based on our adoption of the New Lease Standard discussed in Note 4.

	Year Ended December 31, 2018
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,525,930	39.8%	$323,883	40.5%
EMA(1)	1,424,498	37.2%	280,549	35.1%
Asia(2)	539,898	14.1%	132,667	16.6%
Other(3)	342,340	8.9%	63,161	7.8%
Consolidated total	$3,832,666	100.0%	$800,260	100.0%

	Year Ended December 31, 2017
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,460,899	40.0%	$333,126	38.2%
EMA(1)	1,434,506	39.2%	321,256	36.9%
Asia(2)	471,054	12.9%	148,757	17.1%
Other(3)	294,372	7.9%	68,379	7.8%
Consolidated total	$3,660,831	100.0%	$871,518	100.0%
___________________________________

(1)
"EMA" includes Europe, the Middle East and Africa. In 2019, 2018 and 2017, Germany accounted for approximately 6%, 7% and 10%, respectively, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 63% of total sales in both 2019 and 2018, and 64% in 2017.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2019				2018
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(447,925)	$(120,647)	$(858)	$(569,430)	$(384,779)	$(115,755)	$(1,090)	$(501,624)
Other comprehensive income (loss) before reclassifications	6,561	(22,523)	187	(15,775)	(63,146)	(12,022)	232	(74,936)
Amounts reclassified from AOCL	—	6,009	—	6,009	—	7,130	—	7,130
Net current-period other comprehensive income (loss)	6,561	(16,514)	187	(9,766)	(63,146)	(4,892)	232	(67,806)
Balance - December 31	$(441,364)	$(137,161)	$(671)	$(579,196)	$(447,925)	$(120,647)	$(858)	$(569,430)
_______________________________________

(1)
Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.1 million, $4.5 million and $3.8 million for December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, foreign currency translation impacts primarily represented the weakening of the Euro, British pound, Chinese yuan and Indian rupee exchange rates versus the U.S. dollar for the period. For the year ended December 31, 2018, foreign currency translation impacts primarily represented the weakening of the Euro, Argentine peso, Indian rupee and British pound exchange rates versus the U.S. dollar for the period. Includes net investment hedge cumulative losses of $12.1 million and $17.2 million, net of deferred taxes, at December 31, 2019 and 2018, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2019(1)	2018(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(6,608)	$(9,140)
Prior service costs(2)	Other income (expense), net	(429)	(197)
Settlements and other(2)	Other income (expense), net	(859)	983
	Tax benefit	1,887	1,224
	Net of tax	$(6,009)	$(7,130)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 13 for additional details.

20.	REALIGNMENT AND TRANSFORMATION PROGRAMS
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. For the years ended December 31, 2019 and 2018, we incurred Flowserve 2.0 Transformation related expenses of $28.0 million and 41.2 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A.
In 2015, we initiated realignment programs to better align costs and improve long-term efficiency, including manufacturing optimization through the consolidation of facilities, reduction in our workforce and divestiture of certain non-strategic assets (the “Realignment Programs”).  The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in COS or SG&A, as applicable, in our consolidated statements of income. These Realignment Programs have been substantially completed as of December 31, 2019 and we have incurred charges of $351.7 million to date.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment and Flowserve 2.0 Transformation program charges:

	December 31, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$1,149	$2,653	$3,802	$—	$3,802
SG&A(1)	(16,610)	556	(16,054)	—	(16,054)
Income tax expense(2)	(4,000)	—	(4,000)	—	(4,000)
	$(19,461)	$3,209	$(16,252)	$—	$(16,252)
Non-Restructuring Charges
COS	$11,438	$1,742	$13,180	$255	$13,435
SG&A	2,104	218	2,322	4,428	6,750
	$13,542	$1,960	$15,502	$4,683	$20,185

Transformation Charges
SG&A	$—	$—	$—	$28,039	$28,039
	$—	$—	$—	$28,039	$28,039

Total Realignment and Transformation Charges
COS	$12,587	$4,395	$16,982	$255	$17,237
SG&A	(14,506)	774	(13,732)	32,467	18,735
Income tax expense(2)	(4,000)	—	(4,000)	—	(4,000)
Total	$(5,919)	$5,169	$(750)	$32,722	$31,972
_____________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.
(2) Income tax expense (benefit) includes exit taxes.

	December 31, 2018
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$18,405	$4,370	$22,775	$—	$22,775
SG&A	1,853	358	2,211	38	2,249
Income tax expense(1)	(1,000)	—	(1,000)	—	(1,000)
	$19,258	$4,728	$23,986	$38	$24,024
Non-Restructuring Charges
COS	21,072	$(1,149)	$19,923	$—	$19,923
SG&A	4,057	(652)	3,405	5,580	8,985
	$25,129	$(1,801)	$23,328	$5,580	$28,908

Transformation Charges
SG&A	$—	$—	$—	$41,168	$41,168
	$—	$—	$—	$41,168	$41,168

Total Realignment and Transformation Charges
COS	$39,477	$3,221	$42,698	$—	$42,698
SG&A	5,910	(294)	5,616	46,786	52,402
Income tax expense(1)	(1,000)	—	(1,000)	—	(1,000)
Total	$44,387	$2,927	$47,314	$46,786	$94,100
____________________________________
(1) Income tax expense (benefit) includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Restructuring Charges
COS	$110,191	$29,678	$139,869	$—	$139,869
SG&A	20,300	10,011	30,311	317	30,628
Income tax expense(1)	14,700	1,800	16,500	—	16,500
	$145,191	$41,489	$186,680	$317	$186,997
Non-Restructuring Charges
COS	$79,922	$15,460	$95,382	$263	$95,645
SG&A	41,408	7,730	49,138	19,930	69,068
	$121,330	$23,190	$144,520	$20,193	$164,713
Total Realignment Charges
COS	$190,113	$45,138	$235,251	$263	$235,514
SG&A	61,708	17,741	79,449	20,247	99,696
Income tax expense(1)	14,700	1,800	16,500	—	16,500
Total	$266,521	$64,679	$331,200	$20,510	$351,710
____________________________________
(1) Income tax expense (benefit) includes exit taxes as well as non-deductible costs.
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

The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	December 31, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/(Gains)	Other	Total
COS	$2,183	$58	$(1,782)	$3,343	$3,802
SG&A(1)	2,211	—	(18,429)	164	(16,054)
Income tax expense(2)	—	—	—	(4,000)	(4,000)
Total	$4,394	$58	$(20,211)	$(493)	$(16,252)
_________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.
(2) Income tax expense (benefit) includes exit taxes.

	December 31, 2018
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$2,975	$5	$9,018	$10,777	$22,775
SG&A	1,875	—	12	362	2,249
Income tax expense(1)	—	—	—	(1,000)	(1,000)
Total	$4,850	$5	$9,030	$10,139	$24,024
_____________________________________
(1) Income tax expense (benefit) includes exit taxes as well as non-deductible costs.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total (1)
COS	$87,343	$965	$22,553	$29,008	$139,869
SG&A	33,956	43	(16,740)	13,369	30,628
Income tax expense(1)	—	—	—	16,500	16,500
Total	$121,299	$1,008	$5,813	$58,877	$186,997
_______________________________
(1) Income tax expense (benefit) includes exit taxes as well as non-deductible costs.

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the years ended December 31, 2019 and 2018:

(Amounts in thousands)	2019	2018
Balance at January 1,	$11,927	$39,230
Charges	7,958	15,996
Cash expenditures	(12,865)	(28,267)
Other non-cash adjustments, including currency(1)	(317)	(15,032)
Balance at December 31,	$6,703	$11,927

_______________________________
(1) Includes a reduction of severance accruals associated with the divestiture of two FPD locations and associated product lines in 2018. Refer to Note 3 of this Annual Report for further discussion.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2019 and 2018 (amounts in millions, except per share data):

	2019
Quarter	4th	3rd	2nd	1st
Sales	$1,068.2	$996.5	$990.1	$890.1
Gross profit	349.6	333.7	318.0	294.1
Earnings before income taxes	86.7	96.2	82.9	76.1
Net earnings attributable to Flowserve Corporation	69.8	68.4	58.2	57.3
Earnings per share(1):
Basic	$0.53	$0.52	$0.44	$0.44
Diluted	0.53	0.52	0.44	0.44

	2018
Quarter	4th	3rd	2nd	1st
Sales	$986.9	$952.7	$973.1	$920.0
Gross profit	321.8	308.5	286.1	271.4
Earnings before income taxes	78.6	44.4	28.3	25.0
Net earnings attributable to Flowserve Corporation	63.1	28.2	13.2	15.1
Earnings per share(1):
Basic	$0.48	$0.22	$0.10	$0.12
Diluted	0.48	0.21	0.10	0.12

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2019, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” “Delinquent Section 16(a) Reports,” to the extent applicable, and “Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2020 annual meeting of shareholders to be held on May 21, 2020. The Proxy Statement will be filed with the SEC no later than April 10, 2020.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our Principal Executive, Principal Financial and Principal Accounting Officers, or persons performing similar functions. Our Code of Conduct is available on the Company’s website at www.flowserve.com under the “Investors - Corporate Governance” caption. We intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote on Executive Compensation,” “Delinquent Section 16(a) Reports,” to the extent applicable, “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2020 annual meeting of shareholders to be held on May 21, 2020. The Proxy Statement will be filed with the SEC no later than April 10, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2020 annual meeting of shareholders to be held on May 21, 2020. The Proxy Statement will be filed with the SEC no later than April 10, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Committees of the Board” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2020 annual meeting of shareholders to be held on May 21, 2020. The Proxy Statement will be filed with the SEC no later than April 10, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2020 annual meeting of shareholders to be held on May 21, 2020. The Proxy Statement will be filed with the SEC no later than April 10, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2019 and 2018:
For each of the three years in the period ended December 31, 2019:
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules
The following consolidated financial statement schedule is filed as part of this Annual Report:

Schedule II — Valuation and Qualifying Accounts...........................................................................................................	114
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

3.2
Flowserve Corporation By-Laws, as amended and restated effective December 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated December 12, 2019).

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

4.4
Third Supplemental Indenture, dated March 17, 2015, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated March 17, 2015).

4.5+	Description of Registrant’s Securities.
10.1
Credit Agreement, dated July 16, 2019, among Flowserve Corporation, Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated July 16, 2019).

10.2
Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2008).*

10.3
Amended and Restated Flowserve Corporation Director Stock Deferral Plan, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2008).*

10.4
Trust for Non-Qualified Deferred Compensation Benefit Plans, dated February 11, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2010).*

10.5	Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2000).*
10.6
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).*

10.7
Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

10.8
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.9
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2018).*

Exhibit No.	Description
10.10
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2018).*

10.11	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.12	Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 11, 2019).*
10.13	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated as of March 9, 2006).*
10.14
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

10.15
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.16
Flowserve Corporation Change In Control Severance Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2018).*

10.17
Flowserve Corporation Executive Officer Severance Plan, as amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2018).*

10.18
Flowserve Corporation Annual Incentive Plan, as amended and restated effective February 14, 2017 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2016).*

14.1	Flowserve Corporation Employee Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of August 15, 2019).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).
_______________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.
+	Filed herewith.
++	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: February 17, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger L. Fix	Non-Executive Chairman of the Board	February 17, 2020
Roger L. Fix

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2020
R. Scott Rowe

/s/ John E. Roueche, III	Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2020
John E. Roueche, III

/s/ Sujeet Chand	Director	February 17, 2020
Sujeet Chand

/s/ Ruby R. Chandy	Director	February 17, 2020
Ruby R. Chandy

/s/ Gayla J. Delly	Director	February 17, 2020
Gayla J. Delly

/s/ John R. Friedery	Director	February 17, 2020
John R. Friedery

/s/ John L. Garrison	Director	February 17, 2020
John L. Garrison

/s/ Joseph E. Harlan	Director	February 17, 2020
Joseph E. Harlan

/s/ Michael C. McMurray	Director	February 17, 2020
Michael C. McMurray

/s/ Rick J. Mills	Director	February 17, 2020
Rick J. Mills

/s/ David E. Roberts	Director	February 17, 2020
David E. Roberts

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2019
Allowance for doubtful accounts(a):	$51,501	9,906	—	(7,995)	$53,412
Deferred tax asset valuation allowance(b):	133,929	145,010	1,832	(14,357)	266,414
Year Ended December 31, 2018
Allowance for doubtful accounts(a):	59,113	8,050	—	(15,662)	51,501
Deferred tax asset valuation allowance(b):	119,309	32,157	(7,551)	(9,986)	133,929
Year Ended December 31, 2017
Allowance for doubtful accounts(a):	51,920	14,508	—	(7,315)	59,113
Deferred tax asset valuation allowance(b):	36,191	86,694	2,595	(6,171)	119,309

_______________________________________

(a)	Deductions from reserve represent accounts written off and recoveries.

(b)
Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved. Additions in 2019 includes capital loss carryforward. Refer to Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.