Form 10-Q
period 2020-03-31
FLOWSERVE CORP
filed 2020-05-07
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2020 there were 130,125,926 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended March 31, 2020 and 2019 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2020 and December 31, 2019 (unaudited)	2
Condensed Consolidated Statements of Stockholders' Equity – Three Months Ended March 31, 2020 and 2019 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2020 and 2019 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	42
SIGNATURES	43
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Sales	$894,457	$890,051
Cost of sales	(628,480)	(595,975)
Gross profit	265,977	294,076
Selling, general and administrative expense	(243,621)	(205,154)
Net earnings from affiliates	3,196	2,309
Operating income	25,552	91,231
Interest expense	(12,963)	(14,031)
Interest income	1,749	2,023
Other income (expense), net	23,462	(3,140)
Earnings before income taxes	37,800	76,083
Provision for income taxes	(36,310)	(16,587)
Net earnings, including noncontrolling interests	1,490	59,496
Less: Net earnings attributable to noncontrolling interests	(2,100)	(2,235)
Net earnings (loss) attributable to Flowserve Corporation	$(610)	$57,261
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$—	$0.44
Diluted	—	0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2020	2019
Net earnings, including noncontrolling interests	$1,490	$59,496
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $7,162 and $2,682, respectively	(81,353)	6,945
Pension and other postretirement effects, net of taxes of $(398) and $(207), respectively	6,309	1,217
Cash flow hedging activity	54	62
Other comprehensive income (loss)	(74,990)	8,224
Comprehensive income (loss), including noncontrolling interests	(73,500)	67,720
Comprehensive income (loss) attributable to noncontrolling interests	(2,939)	(2,913)
Comprehensive income (loss) attributable to Flowserve Corporation	$(76,439)	$64,807

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$622,299	$670,980
Accounts receivable, net of allowance for expected credit losses of $66,252 and $53,412, respectively	732,879	795,538
Contract assets, net of allowance for expected credit losses of $2,681 at March 31, 2020	275,927	272,914
Inventories, net	684,113	660,837
Prepaid expenses and other	110,296	105,101
Total current assets	2,425,514	2,505,370
Property, plant and equipment, net of accumulated depreciation of $1,007,261 and $1,013,207, respectively	550,853	572,175
Operating lease right-of-use assets, net	182,464	186,218
Goodwill	1,180,264	1,193,010
Deferred taxes	31,517	54,879
Other intangible assets, net	174,538	180,805
Other assets, net of allowance for expected credit losses of $100,887 and $101,439, respectively	216,924	227,185
Total assets	$4,762,074	$4,919,642

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$425,795	$447,582
Accrued liabilities	410,783	401,385
Contract liabilities	223,632	216,541
Debt due within one year	8,980	11,272
Operating lease liabilities	36,841	36,108
Total current liabilities	1,106,031	1,112,888
Long-term debt due after one year	1,357,108	1,365,977
Operating lease liabilities	147,031	151,523
Retirement obligations and other liabilities	466,479	473,295
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	497,721	501,045
Retained earnings	3,661,579	3,695,862
Treasury shares, at cost – 47,002 and 46,262 shares, respectively	(2,069,063)	(2,051,583)
Deferred compensation obligation	8,324	8,334
Accumulated other comprehensive loss	(660,122)	(584,292)
Total Flowserve Corporation shareholders’ equity	1,659,430	1,790,357
Noncontrolling interests	25,995	25,602
Total equity	1,685,425	1,815,959
Total liabilities and equity	$4,762,074	$4,919,642

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2020	176,793	$220,991	$501,045	$3,695,862	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,815,959
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(17,635)	—	317	14,632	—	—	—	(3,003)
Stock-based compensation	—	—	14,311	—	—	—	—	—	—	14,311
Net earnings	—	—	—	(610)	—	—	—	—	2,100	1,490
Cash dividends declared	—	—	—	(26,382)	—	—	—	—	—	(26,382)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(75,830)	840	(74,990)
Other, net	—	—	—	—	—	—	(10)	—	(2,547)	(2,557)
Balance — March 31, 2020	176,793	$220,991	$497,721	$3,661,579	(47,002)	$(2,069,063)	$8,324	$(660,122)	$25,995	$1,685,425

Balance — January 1, 2019	$176,793	$220,991	$494,551	$3,543,007	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,660,780
Stock activity under stock plans	—	—	(14,488)	—	268	11,818	—	—	—	(2,670)
Stock-based compensation	—	—	7,610	—	—	—	—	—	—	7,610
Net earnings	—	—	—	57,261	—	—	—	—	2,235	59,496
Cash dividends declared	—	—	—	(25,254)	—	—	—	—	—	(25,254)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	7,547	677	8,224
Other, net	—	—	—	—	—	—	(10)	—	(190)	(200)
Balance — March 31, 2019	176,793	$220,991	$487,673	$3,575,014	(45,969)	$(2,037,586)	$7,107	$(566,400)	$21,187	$1,707,986
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2020	2019
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	1,490	59,496
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	22,166	23,361
Amortization of intangible and other assets	3,121	4,105
Stock-based compensation	14,311	7,609
Foreign currency, asset write downs and other non-cash adjustments	23,065	(15,454)
Change in assets and liabilities:
Accounts receivable, net	19,137	8,174
Inventories, net	(43,226)	(49,478)
Contract assets, net	(14,462)	1,631
Prepaid expenses and other assets, net	(2,493)	(5,128)
Accounts payable	(7,873)	(15,399)
Contract liabilities	15,705	5,567
Accrued liabilities and income taxes payable	12,204	11,462
Retirement obligations and other	9,738	(652)
Net deferred taxes	(5,581)	3,225
Net cash flows provided (used) by operating activities	47,302	38,519
Cash flows – Investing activities:
Capital expenditures	(17,310)	(10,638)
Proceeds from disposal of assets and other	10,737	39,211
Net cash flows provided (used) by investing activities	(6,573)	28,573
Cash flows – Financing activities:
Payments on long-term debt	—	(15,000)
Proceeds under other financing arrangements	3,250	1,660
Payments under other financing arrangements	(3,356)	(2,484)
Repurchases of common shares	(32,112)	—
Payments related to tax withholding for stock-based compensation	(3,137)	(2,861)
Payments of dividends	(26,023)	(24,909)
Other	(2,547)	(192)
Net cash flows provided (used) by financing activities	(63,925)	(43,786)
Effect of exchange rate changes on cash	(25,485)	(5,279)
Net change in cash and cash equivalents	(48,681)	18,027
Cash and cash equivalents at beginning of period	670,980	619,683
Cash and cash equivalents at end of period	$622,299	$637,710

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2020, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report").
Coronavirus Pandemic ("COVID-19") and Oil and Gas Market - During the last several months, we were challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19 and the emanating impacts of the pandemic on oil pricing and demand, accelerating a deterioration of oil commodity prices. The pandemic outbreak had widespread implications worldwide and has caused substantial economic uncertainty and challenging operational conditions.
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and methodologies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, our allowance for expected credit losses, stock based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, and valuation allowances for tax assets, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers, suppliers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods as new information becomes available. Actual results may differ from these estimates.
Accounting Developments
Pronouncements Implemented
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments" ("CECL"). The ASU requires, among other things, the use of a new current expected credit loss model in order to determine an allowance for credit losses with respect to financial assets and instruments held. The CECL model requires that we estimate the lifetime of an expected credit loss for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. On January 1, 2020 we adopted the ASU on a prospective basis to determine our allowance for credit losses in accordance with the requirements of Topic 326, and we modified our accounting policy and processes to facilitate this approach. As a result of the adoption of the ASU we recorded a noncash cumulative effect after-tax adjustment to retained earnings of $7.3 million on our opening condensed consolidated balance sheet.
Our primary exposure to financial assets that are within the scope of CECL are trade receivables and contract assets. For these financial assets, we record an allowance for credit losses that, when deducted from the gross asset balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. Additionally, we adjust the allowance for factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and political risk. We also consider both the current and forecasted direction of macroeconomic conditions at the reporting date. The CECL model requires consideration of reasonable and supportable forecasts of future economic conditions in the estimate of expected credit losses.

We adjust the allowance and recognize adjustments in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to credit impairment losses in the income statement.
Our allowance for expected credit losses for short-term receivables as of March 31, 2020, was $66.3 million, compared to $53.4 million as of December 31, 2019. The three months activity included $6.9 million for the adoption of the CECL model at January 1, 2020 and $6.0 million for current period adjustments.
Our long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of amounts to be collected from insurance companies and fully-reserved receivables associated with the national oil company in Venezuela. As of March 31, 2020, we had $114.0 million of long-term receivables, compared to $118.5 million as of December 31, 2019. Our allowance for expected credit losses for long-term receivables as of March 31, 2020 was $100.9 million, compared to $101.4 million as of December 31, 2019.
We have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where the risk of loss is immaterial to our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU allow companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Our adoption of ASU No. 2017-04 effective January 1, 2020 did not have an impact on our condensed consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments of the ASU modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosure requirements for assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis. Our adoption of ASU No. 2018-13 effective January 1, 2020 did not have an impact on our disclosures.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The ASU addresses how entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract. Per the amendments of the ASU, implementation costs incurred in a cloud computing arrangement that is a service contract should be accounted for in the same manner as implementation costs incurred to develop or obtain software for internal use as prescribed by guidance in ASC 350-40. The ASU requires that implementation costs incurred in a cloud computing arrangement be capitalized rather than expensed. Further, the ASU specifies the method for the amortization of costs incurred during implementation, and the manner in which the unamortized portion of these capitalized implementation costs should be evaluated for impairment. The ASU also provides guidance on how to present such implementation costs in the financial statements and also creates additional disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2019. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Our adoption of ASU No. 2018-15 effective January 1, 2020 did not have a material impact on our condensed consolidated financial condition and results of operations.
In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("VIEs")." The standard reduces the cost and complexity of financial reporting associated with VIEs. The new standard amends the guidance for determining whether a decision-making fee is a VIE.  The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety as currently required in U.S. Generally Accepted Accounting Principles ("GAAP"). The amendments of this ASU are effective for fiscal years beginning after December 15, 2019. Our adoption of ASU No. 2018-17 effective January 1, 2020 did not have an impact on our condensed consolidated financial condition and results of operations.
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606." The ASU clarifies the interaction between the guidance for certain collaborative arrangements and ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which we adopted January 1, 2018. The amendments of the ASU provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within ASU No. 2014-09. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. Parts of the collaborative arrangement that are not in the purview of the revenue recognition standard should be presented separately. The amendments are effective for fiscal years beginning after December 15, 2019. Our adoption of ASU No. 2018-18 effective January 1, 2020 did not have an impact on our condensed consolidated financial condition and results of operations.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. We early adopted ASU No. 2019-12 effective January 1, 2020 on a prospective basis and the adoption did not have an impact on our condensed consolidated financial condition and results of operations.

Pronouncements Not Yet Implemented
In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The ASU amends the disclosure requirements by adding, clarifying, or removing certain disclosures for sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020 and the amendments should be applied retrospectively to all periods presented. We are currently evaluating the impact of ASU No. 2018-14 and we anticipate that our adoption of this ASU will not have an impact on our disclosures.
In March of 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of The Effects of Reference Rate Reform on Financial Reporting." The ASU provides guidance designed to enable the process for migrating away from reference rates such as the London Interbank Offered Rate ("LIBOR") and others to new reference rates. Further, the amendments of the ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments are effective as of March 12, 2020 through December 31, 2022 and should be applied prospectively to all periods presented. We are currently evaluating the impact of ASU No. 2020-04 and we anticipate that our adoption of this ASU will not have an impact on our condensed consolidated financial condition and results of operations.

2.Revenue Recognition
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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 23% of total revenue for the three month period ended March 31, 2020, as compared to 17% for the same period in 2019. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 77% of total revenue for the three month period ended March 31, 2020, as compared to 83% for the same period in 2019. Refer to Note 2 to our consolidated financial statements included in our 2019 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•Flowserve Pump Division ("FPD") for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2020
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$252,732	$199,563	$452,295
Aftermarket	382,394	59,768	442,162
	$635,126	$259,331	$894,457

	Three Months Ended March 31, 2019
	FPD	FCD	Total
Original Equipment	$205,803	$214,047	$419,850
Aftermarket	402,956	67,245	470,201
	$608,759	$281,292	$890,051

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:
:

	Three Months Ended March 31, 2020
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$267,524	$123,118	$390,642
Latin America(1)	42,187	5,511	47,698
Middle East and Africa	97,168	26,663	123,831
Asia Pacific	112,455	55,507	167,962
Europe	115,792	48,532	164,324
	$635,126	$259,331	$894,457

	Three Months Ended March 31, 2019
	FPD	FCD	Total
North America(1)	$247,769	$135,177	$382,946
Latin America(1)	37,601	5,796	43,397
Middle East and Africa	74,366	22,891	97,257
Asia Pacific	113,948	57,192	171,140
Europe	135,075	60,236	195,311
	$608,759	$281,292	$890,051
__________________________________

(1) North America represents United States and Canada; Latin America includes Mexico.

On March 31, 2020, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $660 million. We estimate recognition of approximately $412 million of this amount as revenue in the remainder of 2020 and an additional $248 million in 2021 and thereafter.

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
The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2020 and 2019:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2020	$272,914	9,280	$216,541	$1,652
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(85,636)	(634)
Revenue recognized in the period in excess of billings	203,856	504	—	—
Billings arising during the period in excess of revenue recognized	—	—	100,121	—
Amounts transferred from contract assets to receivables	(185,456)	(93)	—	—
Currency effects and other, net	(15,387)	(7,229)	(7,394)	(53)
Ending balance, March 31, 2020	$275,927	$2,462	$223,632	$965

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2019	$228,579	$10,967	$202,458	$1,370
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(73,417)	—
Revenue recognized in the period in excess of billings	155,444	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	78,078	—
Amounts transferred from contract assets to receivables	(154,817)	(2,202)	—	—
Currency effects and other, net	(4,356)	(19)	623	(12)
Ending balance, March 31, 2019	$224,850	$8,746	$207,742	$1,358
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3. Leases
We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 33 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
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
Right-of-use ("ROU") assets and lease liabilities are recognized in our condensed consolidated balance sheets at the commencement date based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease.
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
We have certain lease contracts where we provide a guarantee to the lessor that the value of an underlying asset will be at least a specified amount at the end of the lease. Estimated amounts expected to be paid for residual value guarantees are included in operating lease liabilities and ROU assets, net.
We had $42.3 million and $34.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of March 31, 2020 and December 31, 2019, respectively. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Other information related to our leases is as follows:

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Operating Leases:
ROU assets recorded under operating leases	$224,627	$220,865
Accumulated amortization associated with operating leases	(42,163)	(34,647)
Total operating leases ROU assets, net	$182,464	$186,218

Liabilities recorded under operating leases (current)	$36,841	$36,108
Liabilities recorded under operating leases (non-current)	147,031	151,523
Total operating leases liabilities	$183,872	$187,631

Finance Leases:
ROU assets recorded under finance leases	$19,761	$19,606
Accumulated depreciation associated with finance leases	(7,952)	(7,551)
Total finance leases ROU assets, net(1)	$11,809	$12,055

Total finance leases liabilities(2)	$11,700	$11,788

The costs components of operating and finance leases are as follows:
	March 31,
(Amounts in thousands)	2020	2019
Operating Lease Costs:
Fixed lease expense(3)	$14,470	$15,209
Variable lease expense(3)	2,172	1,575
Total operating lease expense	$16,642	$16,784

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$1,305	$1,157
Interest on lease liabilities(4)	233	78
Total finance lease expense	$1,538	$1,235
_____________________
(1) Included in property plant and equipment, net.
(2) Included in debt due within one year and long-term debt due after one year, accordingly.
(3) Included in cost of sales and selling, general and administrative expense, accordingly.
(4) Included in interest expense.

Supplemental cash flows information as of and for the three months ended:

	March 31,
(Amounts in thousands, except lease term and discount rate)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$17,493	$16,736
Financing cash flows from finance leases(2)	724	1,124
ROU assets obtained in exchange for lease obligations:
Operating leases	$802	$2,922
Finance leases	1,411	3,580
Weighted average remaining lease term (in years)
Operating leases	9 years	9 years
Finance leases	3 years	3 years
Weighted average discount rate (percent)
Operating leases	4.5%	4.5%
Finance leases	3.5%	3.6%
_____________________

(1) Included in our condensed consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other.
(2) Included in our condensed consolidated statement of cash flows, financing activities, payments under other financing arrangements.
Future undiscounted lease payments under operating and finance leases as of March 31, 2020 were as follows (amounts in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$31,199	$3,899
2021	34,324	4,056
2022	28,631	2,741
2023	23,441	1,384
2024	18,316	335
Thereafter	85,691	55
Total future minimum lease payments	$221,602	$12,470
Less: Imputed interest	(37,730)	(770)
Total	$183,872	$11,700

Other current liabilities	$36,841	$—
Operating lease liabilities	147,031	—
Debt due within one year	—	4,653
Long-term debt due after one year	—	7,047
Total	$183,872	$11,700

4. Stock-Based Compensation Plans

Effective January 1, 2020, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”). The 2020 Plan replaces and supersedes the Flowserve Corporation Equity and Incentive Compensation Plan ("2010 Plan") in its entirety. See Note 7 to our consolidated financial statements included in our 2019 Annual Report for additional information on the 2010 Plan. The 2020 Plan authorizes the issuance 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock, in addition to any shares available for issuance or subject to forfeiture under the 2010 Plan as of its expiration on December 31, 2019. Of the 12,500,000 shares of common stock authorized under the 2020 Plan, 12,948,153 were available for issuance as of March 31, 2020. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2020, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million recognized over three years. As of March 31, 2020, compensation associated with these stock options was fully earned. No stock options were granted or vested during the three months ended March 31, 2020 and 2019.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $43.0 million and $23.4 million at March 31, 2020 and December 31, 2019, respectively, which is expected to be recognized over a remaining weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2020 and 2019 was $18.1 million and $13.8 million, respectively.
We recorded stock-based compensation expense of $11.1 million ($14.3 million pre-tax) and $6.0 million ($7.6 million pre-tax) for the three months ended March 31, 2020 and 2019, respectively. Performance-based shares granted in 2016 did not vest due to performance targets not being achieved, resulting in 115,302 forfeited shares and a $4.5 million reduction of stock-based compensation expense for the three months ended March 31, 2019.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2020
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2020	1,690,600	$46.71
Granted	657,765	48.21
Vested	(398,102)	45.41
Forfeited	(159,134)	53.86
Outstanding as of March 31, 2020	1,791,129	$46.92

Unvested Restricted Shares outstanding as of March 31, 2020 included approximately 605,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most unvested units were granted in three annual grants since January 1, 2018 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,209,000 shares based on performance targets. As of March 31, 2020, we estimate vesting of approximately 663,000 shares based on expected achievement of performance targets.

5. Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 8 to our consolidated financial statements included in our 2019 Annual Report and Note 8 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
Foreign exchange contracts with third parties had a notional value of $375.1 million and $398.5 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the length of foreign exchange contracts currently in place ranged from 14 days to 29 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Current derivative assets	$1,556	$892
Noncurrent derivative assets	—	15
Current derivative liabilities	6,659	3,418
Noncurrent derivative liabilities	392	8
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Gains (losses) recognized in income	$3,459	$(1,281)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
We previously designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 6 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the three months ended March 31, 2020 and 2019.

6.  Debt
Debt, including finance lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2020	2019
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $2,319 and $2,653	$549,131	$557,847
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $1,754 and $1,924	498,246	498,076
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,671 and $1,777	298,329	298,223
Finance lease obligations and other borrowings	20,382	23,103
Debt and finance lease obligations	1,366,088	1,377,249
Less amounts due within one year	8,980	11,272
Total debt due after one year	$1,357,108	$1,365,977

Senior Credit Facility
On July 16, 2019, we entered into a credit agreement (“Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement provides for an $800.0 million unsecured senior credit facility with a maturity date of July 16, 2024 (“Senior Credit Facility”). The Senior Credit Facility includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans. We have the right to increase the amount of the Senior Credit Facility by an aggregate amount not to exceed $400.0 million, subject to certain conditions, including each Lender's approval providing any increase.
The interest rates per annum applicable to the Senior Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC ("S&P") Ratings, or, at our option, the Base Rate (as defined in the Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Ratings. At March 31, 2020, the interest rate on the Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Senior Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the Senior Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings.  The commitment fee was 0.20% (per annum) during the period ended March 31, 2020.
As of March 31, 2020 and December 31, 2019, we had no revolving loans outstanding. We had outstanding letters of credit of $79.0 million and $88.5 million at March 31, 2020 and December 31, 2019, respectively. The amount available for borrowings under our Senior Credit Facility was $721.0 million at March 31, 2020 and as of December 31, 2019, the amount available for borrowings was $711.5 million.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of March 31, 2020.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at March 31, 2020 was $1,342.7 million compared to the carrying value of $1,345.7 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2020 and December 31, 2019.

8. Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Raw materials	$336,874	$328,080
Work in process	225,542	192,993
Finished goods	199,922	218,408
Less: Excess and obsolete reserve	(78,225)	(78,644)
Inventories, net	$684,113	$660,837

9.  Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2020	2019
Net earnings (loss) of Flowserve Corporation	$(610)	$57,261
Dividends on restricted shares not expected to vest	—	—
Earnings (loss) attributable to common and participating shareholders	$(610)	$57,261
Weighted average shares:
Common stock	130,731	130,962
Participating securities	—	20
Denominator for basic earnings per common share	130,731	130,982
Effect of potentially dilutive securities	—	550
Denominator for diluted earnings per common share	130,731	131,532
Earnings (loss) per common share:
Basic	$—	$0.44
Diluted	—	0.44

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. As a result of the net loss for the three months ended March 31, 2020, we excluded 842,506 of unvested Restricted Shares from the calculation of diluted EPS due to their anti-dilutive effect.

10.Legal Matters and Contingencies
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
Other Claims
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

11.Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2020 and 2019 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2020	2019	2020	2019	2020	2019
Service cost	$6.3	$5.6	$1.7	$1.5	$—	$—
Interest cost	3.8	4.5	1.6	2.2	0.1	0.2
Expected return on plan assets	(6.7)	(6.5)	(1.2)	(1.9)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of unrecognized net loss (gain)	1.7	0.9	1.0	0.7	—	(0.1)
Net periodic cost recognized	$5.1	$4.5	$3.2	$2.6	$0.1	$0.1

The components of net periodic cost for retirement and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statement of income.

12.Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2020	2019
Dividends declared per share	$0.20	$0.19

Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 1,057,115 shares of our outstanding common stock for $32.1 million during the three months ended March 31, 2020, compared to no repurchases of shares for the same period in 2019. As of March 31, 2020, we had $113.6 million of remaining capacity under our current share repurchase program.

13.Income Taxes
For the three months ended March 31, 2020, we earned $37.8 million before taxes and provided for income taxes of $36.3 million resulting in an effective tax rate of 96.1%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations.

For the three months ended March 31, 2019, we earned $76.1 million before taxes and provided for income taxes of $16.6 million resulting in an effective tax rate of 21.8% The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2019 primarily due to the base-erosion and anti-abuse tax (“BEAT”) provision and state tax, partially offset by the net impact of foreign operations.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of March 31, 2020, the amount of unrecognized tax benefits decreased by $0.9 million from December 31, 2019. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2016, state and local income tax audits for years through 2013 or non-U.S. income tax audits for years through 2012. We are currently under examination for various years in Canada, China, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Philippines, Saudi Arabia, the U.S. and Venezuela.
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

14.Segment Information

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$635,126	$259,331	$894,457	$—	$894,457
Intersegment sales	528	997	1,525	(1,525)	—
Segment operating income	39,725	16,699	56,424	(30,872)	25,552

Three Months Ended March 31, 2019
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$608,759	$281,292	$890,051	$—	$890,051
Intersegment sales	650	828	1,478	(1,478)	—
Segment operating income	80,463	44,421	124,884	(33,653)	91,231

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2020 and 2019:

	2020				2019
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(441,364)	$(137,161)	$(671)	$(579,196)	$(447,925)	$(120,647)	$(858)	$(569,430)
Other comprehensive income (loss) before reclassifications	(81,353)	3,909	54	(77,390)	6,945	(269)	62	6,738
Amounts reclassified from AOCL	—	2,400	—	2,400	—	1,486	—	1,486
Net current-period other comprehensive income (loss)	(81,353)	6,309	54	(74,990)	6,945	1,217	62	8,224
Balance - March 31	$(522,717)	$(130,852)	$(617)	$(654,186)	$(440,980)	$(119,430)	$(796)	$(561,206)
_______________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.1 million and $4.5 million at January 1, 2020 and 2019, respectively, and $5.9 million and $5.2 million at March 31, 2020 and 2019, respectively. Includes net investment hedge losses of $8.5 million and $12.2 million, net of deferred taxes, at March 31, 2020 and 2019, respectively. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2020(1)	2019(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(2,657)	$(1,555)
Prior service costs(2)	Other income (expense), net	(141)	(138)
	Tax benefit	398	207
	Net of tax	$(2,400)	$(1,486)
_______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclass amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 for additional details.

16.Realignment and Transformation Programs
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. For the three months ended March 31, 2020 and 2019, we incurred Flowserve 2.0 Transformation related expenses of $5.6 million and $8.4 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in selling, general and administrative ("SG&A") expenses.
In 2015, we initiated realignment programs to better align costs and improve long-term efficiency, including manufacturing optimization through the consolidation of facilities, reduction in our workforce and divestiture of certain non-strategic assets (“Realignment Programs”).  The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions to reduce redundancies. Expenses are primarily reported in cost of sales ("COS") or SG&A, as applicable, in our condensed consolidated statements of income. These Realignment Programs have been substantially completed as of March 31, 2020 and we have incurred charges of $362.4 million to date.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to the Realignment and Flowserve 2.0 Transformation program charges:

	Three Months Ended March 31, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,680	$(105)	$1,575	$—	$1,575
SG&A	104	10	114	(16)	98
	$1,784	$(95)	$1,689	$(16)	$1,673
Non-Restructuring Charges
COS	$126	$7,759	$7,885	$—	$7,885
SG&A	485	50	535	645	1,180
	$611	$7,809	$8,420	$645	$9,065
Total Realignment Charges
COS	$1,806	$7,654	$9,460	$—	$9,460
SG&A	589	60	649	629	$1,278
Total	$2,395	$7,714	$10,109	$629	$10,738

Transformation Charges
SG&A	$—	$—	$—	$5,643	$5,643
	$—	$—	$—	$5,643	$5,643

Total Realignment and Transformation Charges
COS	$1,806	$7,654	$9,460	$—	$9,460
SG&A	589	60	649	6,272	6,921
Total	$2,395	$7,714	$10,109	$6,272	$16,381

	Three Months Ended March 31, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$2,622	$456	$3,078	$—	$3,078
SG&A(1)	(18,471)	338	(18,133)	—	(18,133)
	$(15,849)	$794	$(15,055)	$—	$(15,055)
Non-Restructuring Charges
COS	$2,396	$26	$2,422	$—	$2,422
SG&A	174	—	174	529	703
	$2,570	$26	$2,596	$529	$3,125
Total Realignment Charges
COS	$5,018	$482	$5,500	$—	$5,500
SG&A	(18,297)	338	(17,959)	529	$(17,430)
Total	$(13,279)	$820	$(12,459)	$529	$(11,930)

Transformation Charges
SG&A	$—	$—	$—	$8,413	$8,413
	$—	$—	$—	$8,413	$8,413

Total Realignment and Transformation Charges
COS	$5,018	$482	$5,500	$—	$5,500
SG&A	(18,297)	$338	(17,959)	8,942	(9,017)
Total	$(13,279)	$820	$(12,459)	$8,942	$(3,517)
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$111,871	$29,573	$141,444	$—	$141,444
SG&A	20,404	10,021	30,425	301	30,726
Income tax expense(1)	14,700	1,800	16,500	—	16,500
	$146,975	$41,394	$188,369	$301	$188,670
Non-Restructuring Charges
COS	$80,048	$23,219	$103,267	$263	$103,530
SG&A(2)	41,893	7,780	49,673	20,575	70,248
	$121,941	$30,999	$152,940	$20,838	$173,778
Total Realignment Charges
COS	$191,919	$52,792	$244,711	$263	$244,974
SG&A(2)	62,297	17,801	80,098	20,876	100,974
Income tax expense(1)	14,700	1,800	16,500	—	16,500
Total	$268,916	$72,393	$341,309	$21,139	$362,448
____________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.
(2) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to the termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets, divestiture of certain non-strategic assets and inventory write-downs. Other costs generally include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
        The following is a summary of restructuring charges, net of adjustments, for the Realignment Programs:

	Three Months Ended March 31, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/ (Gains)	Other	Total
COS	$1,683	$—	$(3)	$(105)	$1,575
SG&A	139	—	(3)	(38)	98
Total	$1,822	$—	$(6)	$(143)	$1,673

	Three Months Ended March 31, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$1,679	$39	$233	$1,127	$3,078
SG&A(1)	316	—	(18,502)	53	(18,133)
Total	$1,995	$39	$(18,269)	$1,180	$(15,055)
_______________________

(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to the Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$89,026	$965	$22,550	$28,903	$141,444
SG&A	34,095	43	(16,743)	13,331	30,726
Income tax expense(1)	—	—	—	16,500	16,500
Total	$123,121	$1,008	$5,807	$58,734	$188,670
_______________________________
(1) Income tax expense includes exit taxes as well as non-deductible costs.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the three months ended March 31, 2020 and 2019:

(Amounts in thousands)	2020	2019
Balance at January 1	$6,703	$11,927
Charges, net of adjustments	1,658	3,213
Cash expenditures	(1,827)	(3,221)
Other non-cash adjustments, including currency	(216)	(314)
Balance at March 31	$6,318	$11,605

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2019 Annual Report.

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
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 169 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.
Our operations are conducted through two business segments that are referenced throughout this MD&A:
•Flowserve Pump Division ("FPD") for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to enhance our global supply chain capability to meet global customer demands and improve the quality and timely delivery of our products. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative.

The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
COVID-19 Update
Over the past several months, we have seen the profound impact that the COVID-19 pandemic is having on human health, the global economy and society at large. The pandemic has also adversely impacted, continues to adversely impact, and is expected to continue to adversely impact for its duration, our operations and financial performance. In response, we have been monitoring and continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies, including through a cross-functional crisis management team established to respond to the changing conditions.
We remain committed to providing the critical support, products and services that our customers rely on, and currently believe that we will emerge from these events well positioned for long-term growth, but we cannot reasonably estimate with certainty the duration and severity of the COVID-19 pandemic or its ultimate impact on the global economy, our business or our financial condition and results.
Health and Safety of Our Associates
Our first priority has been and continues to be to protect the health and safety of our associates, suppliers and customers around the world. We are incredibly proud of the great teamwork exhibited by our employees around the world who are doing their best to address these challenging times and provide products and services to our customers.
We have implemented recommended policies and practices to protect our workforce so they can safely and effectively carry out their vital work. We have instituted global restrictions on non-essential travel and implemented a work-from-home policy for all non-essential employees who are able to do so. We are also following guidelines from global health experts and have taken stringent steps to protect our employees going to work in all of our facilities so that we can continue to manufacture critical technologies and equipment, including providing face coverings and other personal protective equipment, enhanced cleaning of sites and the implementation of social distancing protocols.
Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. While some of our facilities have experienced periods of temporary closures in accordance with decrees, orders and laws in their respective countries and geographies, as of May 6, 2020, approximately 95% of our facilities were operational and continue to make essential products and provide services for our customers. However, the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue to have an adverse impact on our financial performance throughout the remainder of the pandemic.
Customer Demand
During the first three months of 2020, the COVID-19 pandemic’s reduction in global demand for oil and gas, coupled with excessive supply due to disagreements between the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations, led to extreme volatility in global markets and in oil prices. These conditions have adversely impacted our customers, particularly in the oil and gas markets. For example, these conditions drove a significant and broad-based decrease in customer planned capital spending and, as a result, many of our large customers have announced double-digit capital expenditure budget decreases for the remainder of 2020.
Additionally, the rapidly evolving impacts of the COVID-19 pandemic have caused reduced activity levels in our aftermarket business due to deferred spending of our customers' repair and maintenance budgets, including the impact of restricted access to our customers' facilities.
These trends are likely to continue during the duration of the COVID-19 pandemic as various actions implemented to combat the pandemic will continue to reduce demand for oil and gas. As a result, we have experienced decreased bookings, sales and financial performance and anticipate this continuing throughout the remainder of the pandemic. Additionally, we expect the headwinds in the oil and gas markets that have resulted in, and are likely to continue to result in, reduced capital expenditures and bookings for oil and gas customers to continue at least until oil demand and prices stabilize, which may not occur until after the pandemic subsides.
Supply Chain Impact
Many of our suppliers have also experienced varying lengths of production and shipping conditions related to the COVID-19 pandemic, particularly in highly affected countries such as China, India and Italy. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some our manufacturing sites. These disruptions in our supply chain have continued throughout the of month of April and we expect they will continue as the COVID-19 pandemic continues.
Operational Impacts
We have also engaged in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including a freeze on all non-essential open employment requisitions, cancellation of merit-based payroll increases for 2020, reduction of capital expenditures to below $60 million and cuts in other discretionary spending. Together, we are planning approximately $100 million of cost reductions in 2020 as compared to 2019, due in large part to the effects of COVID-19. We continue to evaluate additional cost savings measures and will continue to implement such measures in the near term in order to reduce the impact of the COVID-19 pandemic on our financial results.
As we continue to manage our business through this unprecedented time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.

RESULTS OF OPERATIONS — Three months ended March 31, 2020 and 2019
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
We anticipate that the Flowserve 2.0 Transformation will result in restructuring charges, non-restructuring charges and other related transformation expenses. For the three months ended March 31, 2020 and 2019 we incurred Flowserve 2.0 Transformation related expenses of $5.6 million and $8.4 million, respectively. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A expenses.
The Realignment Programs, initiated in 2015, as discussed Note 16 to our condensed consolidated financial statements included in this Quarterly Report, were substantially complete as of March 31, 2020. As of March 31, 2020, we have incurred charges of $362.4 million since the inception of the programs.
The total charges for Realignment Programs and Flowserve 2.0 Transformation by segment are detailed below for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$1,806	$7,654	$9,460	$—	$9,460
SG&A	589	60	649	6,272	6,921
Total	$2,395	$7,714	$10,109	$6,272	$16,381

	Three Months Ended March 31, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$5,018	$482	$5,500	$—	$5,500
SG&A(1)	(18,297)	338	(17,959)	8,942	(9,017)
Total	$(13,279)	$820	$(12,459)	$8,942	$(3,517)

___________________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Bookings	$976.9	$1,066.8
Sales	894.5	890.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2020 decreased by $89.9 million, or 8.4%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $20 million. The decrease was driven by lower bookings in the oil and gas, and to a lesser extent, chemical, power generation and water management industries, partially offset by increased bookings in general industries. The decrease was primarily driven by customer original equipment bookings.
Sales for the three months ended March 31, 2020 increased by $4.4 million, or 0.5%, as compared with the same period in 2019. The increase included negative currency effects of approximately $15 million. The increased sales were driven by original equipment sales, with increased sales into the Middle East, North America and Latin America, substantially offset by decreased sales into Europe, Africa and Asia Pacific. Net sales to international customers, including export sales from the U.S., were approximately 62% and 63% of total sales for the three months ended March 31, 2020 and 2019, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,182.3 million at March 31, 2020 increased by $25.3 million, or 1.2%, as compared with December 31, 2019. Currency effects provided a decrease of approximately $57 million. Approximately 33% of the backlog at March 31, 2020 and December 31, 2019 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $660 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019
Gross profit	$266.0	$294.1
Gross profit margin	29.7%	33.0%

Gross profit for the three months ended March 31, 2020 decreased by $28.1 million, or 9.6%, as compared with the same period in 2019. Gross profit margin for the three months ended March 31, 2020 of 29.7% decreased from 33.0% for the same period in 2019. The decrease in gross profit margin was primarily due to the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $8.4 million of manufacturing costs being expensed and other related costs, increased realignment charges associated with our Realignment Programs and a sales mix shift to lower margin original equipment sales. Aftermarket sales represented approximately 49% of total sales, as compared with approximately 53% of total sales for the same period in 2019.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019
SG&A	$243.6	$205.2
SG&A as a percentage of sales	27.2%	23.1%

SG&A for the three months ended March 31, 2020 increased by $38.4 million, or 18.7%, as compared with the same period in 2019. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the three months ended March 31, 2020 increased 410 basis points as compared with the same period in 2019 primarily due to the favorable impacts resulting from gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019 that did not recur and a $8.5 million write-down of accounts receivables and contract assets related to a contract with an oil and gas customer in Latin America, partially offset by decreased broad-based annual incentive compensation expense.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Net earnings from affiliates	$3.2	$2.3

Net earnings from affiliates for the three months ended March 31, 2020 increased $0.9 million, or 39.1%, as compared with the same period in 2019. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019
Operating income	$25.6	$91.2
Operating income as a percentage of sales	2.9%	10.2%

Operating income for the three months ended March 31, 2020 decreased by $65.6 million, or 71.9%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $1 million. The decrease was primarily a result of the $28.1 million decrease in gross profit and the $38.4 million increase in SG&A.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Interest expense	$(13.0)	$(14.0)
Interest income	1.7	2.0

Interest expense and interest income for the three months ended March 31, 2020 decreased $1.0 million and $0.3 million, respectively, as compared with the same period in 2019. The decrease in interest expense was primarily attributable to lower borrowings compared with same period in 2019. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2019.

Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Other income (expense), net	$23.5	$(3.1)

Other income, net for the three months ended March 31, 2020 increased $26.6 million from an expense of $3.1 million in 2019, due primarily to a $23.6 million increase in gains from transactions in currencies other than our sites' functional currencies and a $4.7 million increase in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Singapore dollar and Brazilian real in relation to the U.S. dollar during the three months ended March 31, 2020, as compared with the same period in 2019.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019
Provision for income taxes	$36.3	$16.6
Effective tax rate	96.1%	21.8%

The effective tax rate of 96.1% for the three months ended March 31, 2020 increased from 21.8% for the same period in 2019. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Other comprehensive income (loss)	$(75.0)	$8.2

Other comprehensive loss for the three months ended March 31, 2020 increased $83.2 million from an income of $8.2 million in 2019. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Mexican peso, Euro, British pound and Indian rupee versus the U.S. dollar during the three months ended March 31, 2020, as compared with the same period in 2019.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.

Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 50 countries with 39 manufacturing facilities worldwide, 13 of which are located in Europe, 12 in North America, eight in Asia and six in Latin America, and it operates 142 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019
Bookings	$685.1	$750.2
Sales	635.7	$609.4
Gross profit	195.8	$200.6
Gross profit margin	30.8%	32.9%
SG&A	159.2	122.4
Segment operating income	39.7	80.5
Segment operating income as a percentage of sales	6.2%	13.2%

Bookings for the three months ended March 31, 2020 decreased by $65.1 million, or 8.7%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $15 million. The decrease in customer bookings was driven by the oil and gas, chemical and power generation industries, partially offset by increased bookings in general industries. Decreased customer bookings of $47.9 million into North America, $17.6 million into the Middle East and $3.8 million into Asia Pacific were partially offset by increased bookings of $2.4 million into Europe and $0.8 million into Latin America. The decrease was primarily driven by customer original equipment bookings.
Sales for the three months ended March 31, 2020 increased $26.3 million, or 4.3%, as compared with the same period in 2019. The increase in sales included negative currency effects of approximately $12 million. The increase in sales was driven by original equipment sales. Customer sales increased $28.2 million into the Middle East, $20.6 million into North America and $4.7 million into Latin America, partially offset by decreased sales of $18.9 million into Europe and $5.1 million into Africa.
Gross profit for the three months ended March 31, 2020 decreased by $4.8 million, or 2.4%, as compared with the same period in 2019. Gross profit margin for the three months ended March 31, 2020 of 30.8% decreased from 32.9% for the same period in 2019. The decrease in gross profit margin was primarily due to the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $6.0 million of manufacturing costs being expensed and other related costs and a sales mix shift to lower margin original equipment sales, partially offset by decreased charges related to our Realignment Programs.
SG&A for the three months ended March 31, 2020 increased by $36.8 million, or 30.1%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $3 million. The increase in SG&A was primarily due to increased selling-related expenses compared to the same period in 2019, a $8.5 million write-down of accounts receivables and contract assets related to a contract with an oil and gas customer in Latin America and the favorable impacts resulting from gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019 that did not recur.
Operating income for the three months ended March 31, 2020 decreased by $40.8 million, or 50.7%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to the $36.8 million increase in SG&A and the $4.8 million decrease in gross profit.
Backlog of $1,560.6 million at March 31, 2020 decreased by $0.3 million, or 0.1%, as compared with December 31, 2019. Currency effects provided a decrease of approximately $49 million.

Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 49 manufacturing facilities and QRCs in 22 countries around the world, with five of its 21 manufacturing operations located in the U.S., 10 located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2020	2019
Bookings	$296.3	$319.8
Sales	260.3	282.1
Gross profit	74.4	97.7
Gross profit margin	28.6%	34.6%
SG&A	57.7	53.3
Segment operating income	16.7	44.4
Segment operating income as a percentage of sales	6.4%	15.7%

Bookings for the three months ended March 31, 2020 decreased by $23.5 million, or 7.3%, as compared with the same period in 2019. Bookings included negative currency effects of approximately $5 million. Decreased customer bookings in the chemical and oil and gas industries were partially offset by increased bookings in the general industries. Decreased customer bookings of $21.8 million into Africa, $15.6 million into North America, $10.5 million into Asia Pacific were partially offset by increased bookings of $11.2 million into Europe and $7.5 million into the Middle East. The decrease was primarily driven by customer original equipment bookings.
Sales for the three months ended March 31, 2020 decreased $21.8 million, or 7.7%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $4 million. Decreased sales were more heavily weighted towards original equipment sales. The decrease was primarily driven by decreased customer sales of $12.1 million into North America, $11.7 million into Europe and $1.7 million into Asia Pacific, partially offset by increased sales of $3.0 million into Africa and $0.8 million into the Middle East.
Gross profit for the three months ended March 31, 2020 decreased by $23.3 million, or 23.8%, as compared with the same period in 2019. Gross profit margin for the three months ended March 31, 2020 of 28.6% decreased from 34.6% for the same period in 2019. The decrease in gross profit margin was primarily due to the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $2.4 million of manufacturing costs being expensed and other related costs, increased charges related to our Realignment Programs, a mix shift to more original equipment sales and revenue recognized on lower margin original equipment orders as compared to the same period in 2019.
SG&A for the three months ended March 31, 2020 increased by $4.4 million, or 8.3%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $1 million. The increase in SG&A was primarily due to increased bad debt expense, coupled with less recoveries, as compared to the same period in 2019.
Operating income for the three months ended March 31, 2020 decreased by $27.7 million, or 62.4%, as compared with the same period in 2019. The decrease included currency benefits of less than one million. The decrease was primarily due to the $23.3 million decrease in gross profit and the $4.4 million increase in SG&A.
Backlog of $626.0 million at March 31, 2020 increased by $25.9 million, or 4.3%, as compared with December 31, 2019. Currency effects provided a decrease of approximately $8 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Net cash flows provided (used) by operating activities	$47.3	$38.5
Net cash flows provided (used) by investing activities	(6.6)	28.6
Net cash flows provided (used) by financing activities	(63.9)	(43.8)

Existing cash, cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2020 was $622.3 million, as compared with $671.0 million at December 31, 2019.
Our cash balance decreased by $48.7 million to $622.3 million at March 31, 2020, as compared with December 31, 2019. The cash activity during the first three months of 2020 included $10.7 million of proceeds from the sale of non-strategic manufacturing facilities in 2019 that were included in our Realignment Programs, $32.1 million of share repurchases, $26.0 million in dividend payments and $17.3 million in capital expenditures.
For the three months ended March 31, 2020, our cash provided by operating activities was $47.3 million, as compared to $38.5 million for the same period in 2019. Cash flow from working capital increased for the three months ended March 31, 2020, due primarily to improved cash flow related to accounts receivable, contract liabilities, accounts payable and inventory, partially offset by reduced cash flows from contract assets.
Decreases in accounts receivable provided $19.1 million of cash flow for the three months ended March 31, 2020, as compared to $8.2 million for the same period in 2019. As of March 31, 2020, our days’ sales outstanding ("DSO") was 74 days as compared with 79 days as of March 31, 2019.
Increases in contract assets used $14.5 million of cash flow for the three months ended March 31, 2020, as compared to cash flows provided of $1.6 million for the same period in 2019.
Increases in inventory used $43.2 million and $49.5 million of cash flow for the three months ended March 31, 2020 and March 31, 2019, respectively. Inventory turns were 3.7 times at March 31, 2020, as compared to 3.5 as of March 31, 2019.
Decreases in accounts payable used $7.9 million of cash flow for the three months ended March 31, 2020, as compared with $15.4 million for the same period in 2019. Increases in accrued liabilities and income taxes payable provided $12.2 million of cash flow for the three months ended March 31, 2020, as compared with $11.5 million for the same period in 2019.
Increases in contract liabilities provided $15.7 million and $5.6 million of cash flow for the three months ended March 31, 2020 and March 31, 2019, respectively.
Cash flows used by investing activities during the three months ended March 31, 2020 were $6.6 million, as compared to cash flows provided of $28.6 million for the same period in 2019. Capital expenditures during the three months ended March 31, 2020 were $17.3 million, an increase of $6.7 million as compared with the same period in 2019. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades, and cost reduction opportunities. In 2020, total capital expenditures are expected to be below $60 million. In addition, proceeds received during the three months ended March 31, 2020 from disposal of assets provided $10.7 million, primarily from the 2019 sale of non-strategic manufacturing facilities that were included in our Realignment Programs. Proceeds received during the first three months of 2019 included $38.9 million of proceeds from the sale of non-strategic manufacturing facilities that are included in our Realignment Programs.
Cash flows used by financing activities during the three months ended March 31, 2020 were $63.9 million, as compared with $43.8 million for the same period in 2019. Cash outflows during the three months ended March 31, 2020 resulted primarily from the repurchase of $32.1 million of common shares and $26.0 million of dividend payments.
As of March 31, 2020, we had an available capacity of $721.0 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.

During the three months ended March 31, 2020 we made no cash contributions to our U.S. pension plan. At December 31, 2019 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we are currently determining whether we will make any incremental contributions to the U.S. pension plan in 2020. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our Senior Credit Facility and our existing cash balance will be sufficient to meet our cash needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See "COVID-19 Liquidity Update" and "Cautionary Note Regarding Forward-Looking Statements" below.
As of March 31, 2020, we have $113.6 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 12 to our consolidated financial statements included in our 2019 Annual Report and Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of March 31, 2020.
COVID-19 Liquidity Update
Given our current financial condition, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. As of March 31, 2020, we had over $1.3 billion of liquidity, consisting of cash and cash equivalents of $622.3 million and $721.0 million of borrowings available under our Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we believe we have sufficient liquidity to manage through this time of economic uncertainty. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2020, include:

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
The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements and are currently, or in the future could be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, without limitation, the following:

•uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial results and financial position, our customers and suppliers, and on the global economy, including its impact on our sales;

•a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;

•changes in the global financial markets and the availability of capital and the potential for unexpected cancellations or delays of customer orders in our reported backlog;

•our dependence on our customers' ability to make required capital investment and maintenance expenditures. The liquidity and financial position of our customers could impact capital investment decisions and their ability to pay in full and/or on a timely basis;

•if we are not able to successfully execute and realize the expected financial benefits from our strategic transformation, realignment and other cost-saving initiatives, our business could be adversely affected;

•risks associated with cost overruns on fixed fee projects and in accepting customer orders for large complex custom engineered products;

•the substantial dependence of our sales on the success of the oil and gas, chemical, power generation and water management industries;

•the adverse impact of volatile raw materials prices on our products and operating margins;

•economic, political and other risks associated with our international operations, including military actions, trade embargoes or changes to tariffs or trade agreements that could affect customer markets, particularly North African, Russian and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•increased aging and slower collection of receivables, particularly in Latin America and other emerging markets;

•our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela and Argentina;

•our furnishing of products and services to nuclear power plant facilities and other critical applications;

•potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•expectations regarding acquisitions and the integration of acquired businesses;

•our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•the highly competitive nature of the markets in which we operate;

•environmental compliance costs and liabilities;

•potential work stoppages and other labor matters;

•access to public and private sources of debt financing;

•our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•obligations under our defined benefit pension plans;

•our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud;

•the recording of increased deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results;

•risks and potential liabilities associated with cyber security threats; and

•ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2019 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We have market risk exposure arising from changes in foreign currency exchange rate movements in foreign exchange contracts. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but we currently expect our counterparties will continue to meet their obligations given their current creditworthiness.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We previously designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $(81.4) million and $6.9 million for the three months ended March 31, 2020 and 2019, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of March 31, 2020, we had a U.S. dollar equivalent of $375.1 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $398.5 million at December 31, 2019. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $25.6 million and $(2.7) million for the three months ended March 31, 2020 and 2019, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2020, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2020 would have impacted our net earnings by approximately $5 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

Item 4.Controls and Procedures.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings.
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

Item 1A.Risk Factors.
There are numerous factors that affect our business, financial condition, results of operations, cash flows, reputation and/or prospects, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2019 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.
Other than the following risk factor regarding the COVID-19 pandemic, there have been no material changes in risk factors discussed in our 2019 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2019 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows, reputation and/or prospects.
The outbreak and global spread of the novel coronavirus (COVID-19) are having an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of our customers and suppliers. We are unable to predict the full extent to which the COVID-19 pandemic will continue to adversely impact our operations, financial performance, results of operations, financial condition, cash flows and/or stock price.
The global spread of the COVID-19 pandemic has curtailed the movement of people, goods and services worldwide, including in most of the regions in which we conduct our operations. As part of intensifying efforts to contain the spread of COVID-19, a number of local, state and national governments have imposed various restrictions on the conduct of business and travel, such as stay-at-home orders and quarantines, that have led to a significant number of business slowdowns and closures. The COVID-19 pandemic has resulted in, and is expected to continue to result in, a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty and volatility in the financial and commodity markets, including the reduction in global demand for oil and gas combined with excessive supply due to disagreements between OPEC, both in the United States and abroad.
The COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our operations and financial performance, and has had an adverse impact on the operations and financial performance of many of our customers and suppliers. These impacts have included, and may continue to include: adverse revenue and income effects; disruptions to our global operations; customer shutdowns; customer reductions in capital expenditures, particularly for large projects; disruptions and delays in our supply chain; employee impacts from illness, shelter-in-place orders and other community response measures; modifications to business practices, such as mandatory work-from-home policies, restrictions on travel (including, in some cases, restrictions on travel to customer facilities); increased operational expenses and underutilized manufacturing capacity; and increased sanitation and hygiene practices in our facilities; and temporary closures of our facilities or the facilities of our customers and suppliers.
Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’

actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, workforce pressures and social distancing and shelter-in-place orders); the impact of the pandemic and actions taken in response on global and regional economies, travel and economic activity; general economic uncertainty in key global markets and financial market volatility; the effect of the pandemic on the credit-worthiness of our customers; national or global supply chain challenges or disruption; facility closures; commodity cost volatility (including the time it takes for oil prices and demand to stabilize after the pandemic subsides); global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, as well as response to a potential reoccurrence.
Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our 2019 Annual Report on Form 10-K, which could adversely affect our operations, financial condition, results of operations and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2020, we repurchased 1,057,115 shares of our common stock for $32.1 million (representing an average cost of $30.38 per share).  As of March 31, 2020, we have $113.6 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	322	(1)	$50.43	—	$145.7
February 1 - 29	270,021	(2)	40.86	200,000	137.6
March 1 - 31	883,298	(3)	28.00	857,115	113.6
Total	1,153,641		$31.02	1,057,115
__________________________________

(1)Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $50.43.
(2)Includes 68,503 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $41.53 and 1,518 shares purchased at a price of $42.02 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.
(3)Includes 26,183 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $28.57.

Item 3.Defaults Upon Senior Securities.
Not applicable.

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.2	Flowserve Corporation By-Laws, as amended and restated effective December 12, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2019).

10.1+	Amendment to the Flowserve Corporation Annual Incentive Plan, effective as of January 1, 2020.*

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101)
_______________________
*  Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Quarterly +  Report on Form 10-Q.
+  Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	May 7, 2020	/s/ R. Scott Rowe
R. Scott Rowe
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)