Form 10-Q
period 2020-06-30
FLOWSERVE CORP
filed 2020-07-30
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2020 there were 130,159,720 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended June 30, 2020 and 2019 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2020 and 2019 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2020 and December 31, 2019 (unaudited)	3
Condensed Consolidated Statements of Stockholders' Equity – Three Months Ended June 30, 2020 and 2019 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Six Months Ended June 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2020 and 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	49

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	52
SIGNATURES	53
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2020	2019
Sales	$924,965	$990,084
Cost of sales	(657,805)	(672,051)
Gross profit	267,160	318,033
Selling, general and administrative expense	(227,358)	(223,676)
Net earnings from affiliates	3,086	3,661
Operating income	42,888	98,018
Interest expense	(12,900)	(14,013)
Interest income	1,149	2,218
Other income (expense), net	(14,941)	(3,336)
Earnings before income taxes	16,196	82,887
Provision for income taxes	(5,409)	(22,413)
Net earnings, including noncontrolling interests	10,787	60,474
Less: Net earnings attributable to noncontrolling interests	(2,142)	(2,302)
Net earnings attributable to Flowserve Corporation	$8,645	$58,172
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.07	$0.44
Diluted	0.07	0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2020	2019
Net earnings, including noncontrolling interests	$10,787	$60,474
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(1,188) and $(1,492), respectively	15,084	(2,848)
Pension and other postretirement effects, net of taxes of $(444) and $(222), respectively	1,758	2,186
Cash flow hedging activity	44	43
Other comprehensive income (loss)	16,886	(619)
Comprehensive income (loss), including noncontrolling interests	27,673	59,855
Comprehensive income (loss) attributable to noncontrolling interests	(2,079)	(2,290)
Comprehensive income (loss) attributable to Flowserve Corporation	$25,594	$57,565

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2020	2019
Sales	$1,819,422	$1,880,135
Cost of sales	(1,286,285)	(1,268,026)
Gross profit	533,137	612,109
Selling, general and administrative expense	(470,980)	(428,830)
Net earnings from affiliates	6,283	5,970
Operating income	68,440	189,249
Interest expense	(25,863)	(28,044)
Interest income	2,898	4,241
Other income (expense), net	8,521	(6,476)
Earnings before income taxes	53,996	158,970
Provision for income taxes	(41,719)	(38,999)
Net earnings, including noncontrolling interests	12,277	119,971
Less: Net earnings attributable to noncontrolling interests	(4,242)	(4,538)
Net earnings attributable to Flowserve Corporation	$8,035	$115,433
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.06	$0.88
Diluted	0.06	0.88

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2020	2019
Net earnings, including noncontrolling interests	$12,277	$119,971
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $5,974 and $1,190, respectively	(66,269)	4,097
Pension and other postretirement effects, net of taxes of $(842) and $(429), respectively	8,067	3,403
Cash flow hedging activity	98	105
Other comprehensive income (loss)	(58,104)	7,605
Comprehensive income (loss), including noncontrolling interests	(45,827)	127,576
Comprehensive income (loss) attributable to noncontrolling interests	(5,018)	(5,203)
Comprehensive income (loss) attributable to Flowserve Corporation	$(50,845)	$122,373

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$561,705	$670,980
Accounts receivable, net of allowance for expected credit losses of $72,084 and $53,412, respectively	759,381	795,538
Contract assets, net of allowance for expected credit losses of $3,010 at June 30, 2020	309,149	272,914
Inventories, net	684,431	660,837
Prepaid expenses and other	115,889	105,101
Total current assets	2,430,555	2,505,370
Property, plant and equipment, net of accumulated depreciation of $1,034,893 and $1,013,207, respectively	541,768	572,175
Operating lease right-of-use assets, net	173,212	186,218
Goodwill	1,187,735	1,193,010
Deferred taxes	31,119	54,879
Other intangible assets, net	172,709	180,805
Other assets, net of allowance for expected credit losses of $98,971 and $101,439, respectively	218,604	227,185
Total assets	$4,755,702	$4,919,642

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$428,856	$447,582
Accrued liabilities	401,041	401,385
Contract liabilities	214,135	216,541
Debt due within one year	9,058	11,272
Operating lease liabilities	35,648	36,108
Total current liabilities	1,088,738	1,112,888
Long-term debt due after one year	1,367,478	1,365,977
Operating lease liabilities	138,735	151,523
Retirement obligations and other liabilities	470,400	473,295
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	499,152	501,045
Retained earnings	3,643,868	3,695,862
Treasury shares, at cost – 46,873 and 46,262 shares, respectively	(2,064,302)	(2,051,583)
Deferred compensation obligation	6,036	8,334
Accumulated other comprehensive loss	(643,173)	(584,292)
Total Flowserve Corporation shareholders’ equity	1,662,572	1,790,357
Noncontrolling interests	27,779	25,602
Total equity	1,690,351	1,815,959
Total liabilities and equity	$4,755,702	$4,919,642

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — April 1, 2020	176,793	$220,991	$497,721	$3,661,579	(47,002)	$(2,069,063)	$8,324	$(660,122)	$25,995	$1,685,425
Stock activity under stock plans	—	—	(2,733)	—	129	4,761	(2,288)	—	—	(260)
Stock-based compensation	—	—	4,164	—	—	—	—	—	—	4,164
Net earnings	—	—	—	8,645	—	—	—	—	2,142	10,787
Cash dividends declared	—	—	—	(26,356)	—	—	—	—	—	(26,356)
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	16,949	(63)	16,886
Other, net	—	—	—	—	—	—	—	—	(295)	(295)
Balance — June 30, 2020	176,793	$220,991	$499,152	$3,643,868	(46,873)	$(2,064,302)	$6,036	$(643,173)	$27,779	$1,690,351

Balance — April 1, 2019	$176,793	$220,991	$487,673	$3,575,014	(45,969)	$(2,037,586)	$7,107	$(566,400)	$21,187	$1,707,986
Stock activity under stock plans	—	—	(2,382)	—	26	729	—	—	—	(1,653)
Stock-based compensation	—	—	7,746	—	—	—	—	—	—	7,746
Net earnings	—	—	—	58,172	—	—	—	—	2,302	60,474
Cash dividends declared	—	—	—	(25,258)	—	—	—	—	—	(25,258)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(607)	(12)	(619)
Other, net	—	—	—	—	—	—	1,112	—	—	1,112
Balance —June 30, 2019	176,793	$220,991	$493,037	$3,607,928	(45,943)	$(2,036,857)	$8,219	$(567,007)	$23,477	$1,749,788
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2020	176,793	$220,991	$501,045	$3,695,862	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,815,959
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(20,368)	—	446	19,393	(2,298)	—	—	(3,273)
Stock-based compensation	—	—	18,475	—	—	—	—	—	—	18,475
Net earnings	—	—	—	8,035	—	—	—	—	4,242	12,277
Cash dividends declared	—	—	—	(52,738)	—	—	—	—	—	(52,738)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(58,881)	777	(58,104)
Other, net	—	—	—	—	—	—	—	—	(2,842)	(2,842)
Balance — June 30, 2020	176,793	$220,991	$499,152	$3,643,868	(46,873)	$(2,064,302)	$6,036	$(643,173)	$27,779	$1,690,351

Balance — January 1, 2019	176,793	$220,991	$494,551	$3,543,007	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,660,780
Stock activity under stock plans	—	—	(16,869)	—	294	12,547	—	—	—	(4,322)
Stock-based compensation	—	—	15,355	—	—	—	—	—	—	15,355
Net earnings	—	—	—	115,433	—	—	—	—	4,538	119,971
Cash dividends declared	—	—	—	(50,512)	—	—	—	—	—	(50,512)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	6,940	665	7,605
Other, net	—	—	—	—	—	—	1,102	—	(191)	911
Balance — June 30, 2019	176,793	$220,991	$493,037	$3,607,928	(45,943)	$(2,036,857)	$8,219	$(567,007)	$23,477	$1,749,788
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2020	2019
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$12,277	$119,971
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	43,350	46,666
Amortization of intangible and other assets	6,136	8,003
Stock-based compensation	18,475	15,354
Foreign currency, asset write downs and other non-cash adjustments	21,739	(20,206)
Change in assets and liabilities:
Accounts receivable, net	858	(13,445)
Inventories, net	(36,575)	(47,610)
Contract assets, net	(44,229)	12,432
Prepaid expenses and other assets, net	(9,341)	4,949
Accounts payable	(9,139)	(20,660)
Contract liabilities	3,468	6,744
Accrued liabilities and income taxes payable	5,787	(56,935)
Retirement obligations and other	13,618	(6,824)
Net deferred taxes	(5,193)	911
Net cash flows provided (used) by operating activities	21,231	49,350
Cash flows – Investing activities:
Capital expenditures	(31,971)	(25,267)
Proceeds from disposal of assets and other	10,810	40,302
Net cash flows provided (used) by investing activities	(21,161)	15,035
Cash flows – Financing activities:
Payments on long-term debt	—	(30,000)
Proceeds under other financing arrangements	1,477	1,699
Payments under other financing arrangements	(2,497)	(5,124)
Repurchases of common shares	(32,112)	—
Payments related to tax withholding for stock-based compensation	(3,850)	(3,441)
Payments of dividends	(52,054)	(49,772)
Other	(2,845)	(190)
Net cash flows provided (used) by financing activities	(91,881)	(86,828)
Effect of exchange rate changes on cash	(17,464)	(770)
Net change in cash and cash equivalents	(109,275)	(23,213)
Cash and cash equivalents at beginning of period	670,980	619,683
Cash and cash equivalents at end of period	$561,705	$596,470

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2020, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report").
Coronavirus Pandemic ("COVID-19") and Oil and Gas Market - During the first half of 2020, we have been challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19 and the emanating impacts of the pandemic on pricing and dampened demand for oil, further resulting in instability and volatility in oil commodity prices. To date the COVID-19 pandemic has had widespread implications worldwide and has caused substantial economic uncertainty and challenging operational conditions.
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and methodologies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expenses, our allowance for expected credit losses, stock based compensation, the carrying value of our goodwill and other long-lived assets, financial assets, and valuation allowances for tax assets, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers, suppliers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in the near to mid-term as new information becomes available. Actual results may differ from these estimates.
Accounting Developments
Pronouncements Implemented
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments" ("CECL"). The ASU requires, among other things, the use of a new current expected credit loss model in order to determine an allowance for expected credit losses with respect to financial assets and instruments held. The CECL model requires that we estimate the lifetime of an expected credit loss for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. On January 1, 2020, we adopted the ASU on a prospective basis to determine our allowance for credit losses in accordance with the requirements of Topic 326, and we modified our accounting policy and processes to facilitate this approach. As a result of the adoption of the ASU, we recorded a noncash cumulative effect after-tax adjustment to retained earnings of $7.3 million on our opening condensed consolidated balance sheet.
Our primary exposure to financial assets that are within the scope of CECL are trade receivables and contract assets. For these financial assets, we record an allowance for expected credit losses that, when deducted from the gross asset balance, presents the net amount expected to be collected. We estimate the allowance based on an aging schedule and according to historical losses as determined from our billings and collections history. Additionally, we adjust the allowance for factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and political risk. We also consider both the current and forecasted direction of macroeconomic conditions at the reporting date. The CECL model requires consideration of reasonable and supportable forecasts of future economic conditions in the estimate of expected credit losses.
We adjust the allowance and recognize adjustments in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of amounts previously written off are reflected as a reduction to credit impairment losses in the income statement.
Our allowance for expected credit losses for short-term receivables as of June 30, 2020, was $72.1 million, compared to $53.4 million as of December 31, 2019. The six months of activity included $6.9 million for the adoption of the CECL model at January 1, 2020 and $11.8 million for current period adjustments.
Our long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of amounts to be collected from insurance companies and fully-reserved receivables associated with the national oil company in Venezuela. As of June 30, 2020, we had $110.7 million of long-term receivables, compared to $118.5 million as of December 31, 2019. Our allowance for expected credit losses for long-term receivables as of June 30, 2020 was $99.0 million, compared to $101.4 million as of December 31, 2019.
We have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2020.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The ASU addresses how entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract. Per the amendments of the ASU, implementation costs incurred in a cloud computing arrangement that is a service contract should be accounted for in the same manner as implementation costs incurred to develop or obtain software for internal use as prescribed by guidance in ASC 350-40. The ASU requires that implementation costs incurred in a cloud computing arrangement be capitalized rather than expensed. Further, the ASU specifies the method for the amortization of costs incurred during implementation, and the manner in which the unamortized portion of these capitalized implementation costs should be evaluated for impairment. The ASU also provides guidance on how to present such implementation costs in the financial statements and also creates additional disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2019. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Our adoption of ASU No. 2018-15 effective January 1, 2020 on a prospective basis did not have a material impact on our condensed consolidated financial condition and results of operations.
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
In March of 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of The Effects of Reference Rate Reform on Financial Reporting." The ASU provides guidance designed to enable the process for migrating away from reference rates such as the London Interbank Offered Rate ("LIBOR") and others to new reference rates. Further, the amendments of the ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments are effective as of March 12, 2020 through December 31, 2022 and should be applied prospectively to all periods presented. We have evaluated the impact of ASU No. 2020-04 and we anticipate that our adoption of this ASU will not have an impact on our condensed consolidated financial condition and results of operations.

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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 22% and 19% total revenue for the three month periods ended June 30, 2020 and 2019, respectively, and 22% and 18% for the six month period ended June 30, 2020 and 2019, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 78% and 81% of total revenue for the three month period ended June 30, 2020 and 2019, respectively, and 78% and 82% for the six month period ended June 30, 2020 and 2019, respectively. Refer to Note 2 to our consolidated financial statements included in our 2019 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$271,465	$191,311	$462,776
Aftermarket	402,089	60,100	462,189
	$673,554	$251,411	$924,965

	Three Months Ended June 30, 2019
	FPD	FCD	Total
Original Equipment	$243,625	$248,927	$492,552
Aftermarket	430,341	67,191	497,532
	$673,966	$316,118	$990,084

	Six Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$524,197	$390,874	$915,071
Aftermarket	784,482	119,869	904,351
	$1,308,679	$510,743	$1,819,422

	Six Months Ended June 30, 2019
	FPD	FCD	Total
Original Equipment	$449,429	$462,973	$912,402
Aftermarket	833,296	134,437	967,733
	$1,282,725	$597,410	$1,880,135

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$269,610	$106,737	$376,347
Latin America(1)	46,909	6,905	53,814
Middle East and Africa	96,740	21,687	118,427
Asia Pacific	128,102	64,499	192,601
Europe	132,193	51,583	183,776
	$673,554	$251,411	$924,965

	Three Months Ended June 30, 2019
	FPD	FCD	Total
North America(1)	$269,737	$134,715	$404,452
Latin America(1)	45,771	10,093	55,864
Middle East and Africa	87,344	22,875	110,219
Asia Pacific	124,206	83,189	207,395
Europe	146,908	65,246	212,154
	$673,966	$316,118	$990,084

	Six Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Total
North America (1)	$537,135	$229,862	$766,997
Latin America(1)	89,096	12,415	101,511
Middle East and Africa	193,908	48,352	242,260
Asia Pacific	240,557	120,000	360,557
Europe	247,983	100,114	348,097
	$1,308,679	$510,743	$1,819,422

	Six Months Ended June 30, 2019
	FPD	FCD	Total
North America (1)	$517,506	$269,874	$787,380
Latin America(1)	83,373	15,893	99,266
Middle East and Africa	161,710	45,763	207,473
Asia Pacific	238,154	140,401	378,555
Europe	281,982	125,479	407,461
	$1,282,725	$597,410	$1,880,135
__________________________________

(1) North America represents the United States and Canada; Latin America includes Mexico.

On June 30, 2020, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $548 million. We estimate recognition of approximately $273 million of this amount as revenue in the remainder of 2020 and an additional $275 million in 2021 and thereafter.

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
The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2020 and 2019:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2020	$272,914	9,280	$216,541	$1,652
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(134,440)	(646)
Revenue recognized in the period in excess of billings	386,250	511	—	—
Billings arising during the period in excess of revenue recognized	—	—	141,156	—
Amounts transferred from contract assets to receivables	(335,505)	(93)	—	—
Currency effects and other, net	(14,510)	(6,689)	(9,122)	(31)
Ending balance, June 30, 2020	$309,149	$3,009	$214,135	$975

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2019	$228,579	$10,967	$202,458	$1,370
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(108,769)	—
Revenue recognized in the period in excess of billings	361,384	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	119,726	—
Amounts transferred from contract assets to receivables	(372,398)	(2,444)	—	—
Currency effects and other, net	(2,125)	45	(3,726)	(360)
Ending balance, June 30, 2019	$215,440	$8,568	$209,689	$1,010
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
Operating leases are included in operating lease ROU assets, net and operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in property plant and equipment, debt due within one year and long-term debt due after one year in our condensed consolidated balance sheets.
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
We had $34.2 million and $34.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of June 30, 2020 and December 31, 2019, respectively. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Other information related to our leases is as follows:

			June 30,	December 31,
(Amounts in thousands)			2020	2019
Operating Leases:
ROU assets recorded under operating leases			$223,839	$220,865
Accumulated amortization associated with operating leases			(50,627)	(34,647)
Total operating leases ROU assets, net			$173,212	$186,218

Liabilities recorded under operating leases (current)			$35,648	$36,108
Liabilities recorded under operating leases (non-current)			138,735	151,523
Total operating leases liabilities			$174,383	$187,631

Finance Leases:
ROU assets recorded under finance leases			$20,126	$19,606
Accumulated depreciation associated with finance leases			(8,421)	(7,551)
Total finance leases ROU assets, net(1)			$11,705	$12,055

Total finance leases liabilities(2)			$11,501	$11,788

The costs components of operating and finance leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Operating Lease Costs:
Fixed lease expense(3)	$14,072	$14,797	$28,542	$30,006
Variable lease expense(3)	1,519	1,306	3,690	2,880
Total operating lease expense	$15,591	$16,103	$32,232	$32,886

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$1,235	$1,130	$2,539	$2,287
Interest on lease liabilities(4)	23	73	256	151
Total finance lease expense	$1,258	$1,203	$2,795	$2,438
_____________________
(1) Included in property, plant and equipment, net of accumulated depreciation.
(2) Included in debt due within one year and long-term debt due after one year, accordingly.
(3) Included in cost of sales and selling, general and administrative expense, accordingly.
(4) Included in interest expense.

Supplemental cash flows information as of and for the six months ended:

	June 30,
(Amounts in thousands, except lease term and discount rate)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$36,067	$26,448
Financing cash flows from finance leases(2)	2,026	2,297
ROU assets obtained in exchange for lease obligations:
Operating leases	$13,964	11,983
Finance leases	3,143	6,006
Weighted average remaining lease term (in years)
Operating leases	8 years	9 years
Finance leases	3 years	3 years
Weighted average discount rate (percent)
Operating leases	4.5%	4.5%
Finance leases	3.5%	3.8%
_____________________

(1) Included in our condensed consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other.
(2) Included in our condensed consolidated statement of cash flows, financing activities, payments under other financing arrangements.
Future undiscounted lease payments under operating and finance leases as of June 30, 2020 were as follows (amounts in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$21,733	$3,836
2021	36,114	3,991
2022	29,428	2,697
2023	23,638	1,362
2024	18,420	330
Thereafter	79,872	54
Total future minimum lease payments	$209,205	$12,270
Less: Imputed interest	(34,822)	(769)
Total	$174,383	$11,501

Other current liabilities	$35,648	$—
Operating lease liabilities	138,735	—
Debt due within one year	—	4,725
Long-term debt due after one year	—	6,776
Total	$174,383	$11,501

4. Stock-Based Compensation Plans

Effective January 1, 2020, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”). The 2020 Plan replaces and supersedes the Flowserve Corporation Equity and Incentive Compensation Plan ("2010 Plan") in its entirety. See Note 7 to our consolidated financial statements included in our 2019 Annual Report for additional information on the 2010 Plan. The 2020 Plan authorizes the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock, in addition to any shares available for issuance or subject to forfeiture under the 2010 Plan as of its expiration on December 31, 2019. Of the shares of common stock authorized under the 2020 Plan and remaining shares under the 2010 Plan, 13,380,817 were available for issuance as of June 30, 2020. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2020, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million recognized over three years. As of June 30, 2020, compensation associated with these stock options was fully earned. The total fair value of stock options vested during both the three and six months ended June 30, 2020 was $2.0 million, compared to no stock options vested during both the three and six months ended June 30, 2019. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the six months ended June 30, 2020 and 2019.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $32.4 million and $23.4 million at June 30, 2020 and December 31, 2019, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2020 and 2019 was $2.9 million and $2.4 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2020 and 2019 was $21.0 million and $16.3 million, respectively.
We recorded stock-based compensation expense of $3.3 million ($4.2 million pre-tax) and $5.9 million ($7.7 million pre-tax) for the three months ended June 30, 2020 and 2019, respectively. We recorded stock-based compensation expense of $14.4 million ($18.5 million pre-tax) and $11.9 million ($15.3 million pre-tax) for the six months ended June 30, 2020 and 2019, respectively. Performance-based shares granted in 2016 did not vest due to performance targets not being achieved, resulting in 115,302 forfeited shares and a $4.5 million reduction of stock-based compensation expense for the six months ended June 30, 2019.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2020
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2020	1,690,600	$46.71
Granted	697,472	47.12
Vested	(458,639)	45.76
Forfeited	(325,048)	49.72
Outstanding as of June 30, 2020	1,604,385	$46.55

Unvested Restricted Shares outstanding as of June 30, 2020 included approximately 562,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most unvested units were granted in three annual grants since January 1, 2018 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,124,000 shares based on performance targets. As of June 30, 2020, we estimate vesting of approximately 618,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts with third parties had a notional value of $385.1 million and $398.5 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the length of foreign exchange contracts currently in place ranged from 6 days to 26 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Current derivative assets	$2,206	$892
Noncurrent derivative assets	—	15
Current derivative liabilities	1,202	3,418
Noncurrent derivative liabilities	231	8
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Gains (losses) recognized in income	$(3,520)	$(1,413)	$(61)	$(2,694)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
We previously designated €255.7 million of our €500.0 million Euro senior notes discussed in Note 6 as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro senior notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed consolidated statement of income. We evaluate the effectiveness of our net investment hedge on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the six months ended June 30, 2020 and 2019.

6.  Debt
Debt, including finance lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2020	2019
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $2,065 and $2,653	$559,485	$557,847
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $1,583 and $1,924	498,417	498,076
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,563 and $1,777	298,437	298,223
Finance lease obligations and other borrowings	20,197	23,103
Debt and finance lease obligations	1,376,536	1,377,249
Less amounts due within one year	9,058	11,272
Total debt due after one year	$1,367,478	$1,365,977

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
The interest rates per annum applicable to the Senior Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC ("S&P") Ratings, or, at our option, the Base Rate (as defined in the Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Ratings. At June 30, 2020, the interest rate on the Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Senior Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the Senior Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings.  The commitment fee was 0.20% (per annum) during the period ended June 30, 2020.
As of June 30, 2020 and December 31, 2019, we had no revolving loans outstanding. We had outstanding letters of credit of $62.4 million and $88.5 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, due to a financial covenant in the Senior Credit Facility, the amount available for borrowings was effectively limited to $722.2 million. The amount available for borrowings under our Senior Credit Facility was $711.5 million at December 31, 2019.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of June 30, 2020.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at June 30, 2020 was $1,353.4 million compared to the carrying value of $1,356.3 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2020 and December 31, 2019.

8. Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Raw materials	$340,941	$328,080
Work in process	226,134	192,993
Finished goods	198,827	218,408
Less: Excess and obsolete reserve	(81,471)	(78,644)
Inventories, net	$684,431	$660,837

9.  Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2020	2019
Net earnings of Flowserve Corporation	$8,645	$58,172
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$8,645	$58,172
Weighted average shares:
Common stock	130,148	131,126
Participating securities	22	21
Denominator for basic earnings per common share	130,170	131,147
Effect of potentially dilutive securities	560	607
Denominator for diluted earnings per common share	130,730	131,754
Earnings per common share:
Basic	$0.07	$0.44
Diluted	0.07	0.44

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2020	2019
Net earnings of Flowserve Corporation	$8,035	$115,433
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$8,035	$115,433
Weighted average shares:
Common stock	130,439	131,044
Participating securities	23	21
Denominator for basic earnings per common share	130,462	131,065
Effect of potentially dilutive securities	690	578
Denominator for diluted earnings per common share	131,152	131,643
Earnings per common share:
Basic	$0.06	$0.88
Diluted	0.06	0.88

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

11.Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2020 and 2019 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2020	2019	2020	2019	2020	2019
Service cost	$6.6	$5.9	$1.7	$1.5	$—	$—
Interest cost	3.7	4.2	1.6	2.2	0.2	0.2
Expected return on plan assets	(6.1)	(6.3)	(1.2)	(1.9)	—	—
Amortization of prior service cost	0.1	0.1	—	0.1	—	—
Amortization of unrecognized net loss (gain)	1.8	0.9	1.1	0.7	—	—
Net periodic cost recognized	$6.1	$4.8	$3.2	$2.6	$0.2	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2020 and 2019 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2020	2019	2020	2019	2020	2019
Service cost	$12.9	$11.5	$3.4	$2.9	$—	$—
Interest cost	7.5	8.7	3.2	4.5	0.3	0.4
Expected return on plan assets	(12.8)	(12.8)	(2.4)	(3.8)	—	—
Amortization of prior service cost	0.1	0.1	0.1	0.1	0.1	—
Amortization of unrecognized net loss (gain)	3.5	1.8	2.1	1.5	(0.1)	(0.1)
Net periodic cost recognized	$11.2	$9.3	$6.4	$5.2	$0.3	$0.3

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
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends declared per share	$0.20	$0.19	$0.40	$0.38

Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We had no repurchases of shares of our outstanding common stock for the three months ended June 30, 2020 and 2019. We repurchased 1,057,115 shares of our outstanding common stock for $32.1 million during the six months ended June 30, 2020, compared to no repurchases of shares for the same period in 2019. As of June 30, 2020, we had $113.6 million of remaining capacity under our current share repurchase program.

13.Income Taxes
For the three months ended June 30, 2020, we earned $16.2 million before taxes and provided for income taxes of $5.4 million resulting in an effective tax rate of 33.4%. For the six months ended June 30, 2020, we earned $54.0 million before taxes and provided for income taxes of $41.7 million resulting in an effective tax rate of 77.3%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2020 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations.
For the three months ended June 30, 2019, we earned $82.9 million before taxes and provided for income taxes of $22.4 million resulting in an effective tax rate of 27.0%. For the six months ended June 30, 2019, we earned $159.0 million before taxes and provided for income taxes of $39.0 million resulting in an effective tax rate of 24.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2019 primarily due to the base erosion and anti-abuse tax ("BEAT") provision and state tax, partially offset by the net impact of foreign operations.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and six months ended June 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of June 30, 2020, the amount of unrecognized tax benefits increased by $2.7 million from December 31, 2019. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2013 or non-U.S. income tax audits for years through 2012. We are currently under examination for various years in Canada, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Philippines, Saudi Arabia, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $7 million within the next 12 months.

14.Segment Information

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$673,554	$251,411	$924,965	$—	$924,965
Intersegment sales	510	828	1,338	(1,338)	—
Segment operating income	60,419	23,622	84,041	(41,153)	42,888

Three Months Ended June 30, 2019
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$673,966	$316,118	$990,084	$—	$990,084
Intersegment sales	651	822	1,473	(1,473)	—
Segment operating income	76,161	46,161	122,322	(24,304)	98,018

Six Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,308,679	$510,743	$1,819,422	$—	$1,819,422
Intersegment sales	1,037	1,825	2,862	(2,862)	—
Segment operating income	100,144	40,320	140,464	(72,024)	68,440

Six Months Ended June 30, 2019
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,282,725	$597,410	$1,880,135	$—	$1,880,135
Intersegment sales	1,301	1,650	2,951	(2,951)	—
Segment operating income	156,624	90,583	247,207	(57,958)	189,249

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2020 and 2019:

	2020				2019
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - April 1	$(522,717)	$(130,852)	$(617)	$(654,186)	$(440,980)	$(119,430)	$(796)	$(561,206)
Other comprehensive income (loss) before reclassifications	15,084	(793)	44	14,335	(2,848)	663	43	(2,142)
Amounts reclassified from AOCL	—	2,551	—	2,551	—	1,523	—	1,523
Net current-period other comprehensive income (loss)	15,084	1,758	44	16,886	(2,848)	2,186	43	(619)
Balance -June 30	$(507,633)	$(129,094)	$(573)	$(637,300)	$(443,828)	$(117,244)	$(753)	$(561,825)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.9 million and $5.2 million at April 1, 2020 and 2019, respectively, and $5.9 million and $5.2 million at June 30, 2020 and 2019, respectively. Includes net investment hedge losses of $4.0 million and $3.0 million, net of deferred taxes, at June 30, 2020 and 2019, respectively. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2020(1)	2019(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(2,857)	$(1,607)
Prior service costs(2)	Other income (expense), net	(138)	(138)
	Tax benefit	444	222
	Net of tax	$(2,551)	$(1,523)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2020 and 2019:

	2020				2019
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(441,364)	$(137,161)	$(671)	$(579,196)	$(447,925)	$(120,647)	$(858)	$(569,430)
Other comprehensive (loss) income before reclassifications	(66,269)	3,116	98	(63,055)	4,097	393	105	4,595
Amounts reclassified from AOCL	—	4,951	—	4,951	—	3,010	—	3,010
Net current-period other comprehensive (loss) income	(66,269)	8,067	98	(58,104)	4,097	3,403	105	7,605
Balance - June 30	$(507,633)	$(129,094)	$(573)	$(637,300)	$(443,828)	$(117,244)	$(753)	$(561,825)
_________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.1 million and $4.5 million at January 1, 2020 and 2019, respectively, and $5.9 million and $5.2 million at June 30, 2020 and 2019, respectively. Includes net investment hedge losses of $12.5 million and $15.2 million, net of deferred taxes, for the six months ended June 30, 2020 and 2019, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2020(1)	2019(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(5,514)	$(3,163)
Prior service costs(2)	Other income (expense), net	(279)	(276)
	Tax benefit	842	429
	Net of tax	$(4,951)	$(3,010)
________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

16.Realignment and Transformation Programs
In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program (defined below) to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these activities of approximately $65 million and that the majority of the charges will be incurred in 2020. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized. The realignment programs initiated in 2015 ("2015 Realignment Programs"), which consisted of both restructuring and non-restructuring charges, were substantially complete as of March 31, 2020, resulting in $362.4 million of total charges incurred through the completion of the programs.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to our realignment activities and Flowserve 2.0 Transformation charges. Realignment charges incurred in the second quarter of 2020 related to our 2020 Realignment Program and realignment charges incurred in 2019 related to our 2015 Realignment Programs:

	Three Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$11,650	$(167)	$11,483	$—	$11,483
SG&A	126	24	150	—	150
	$11,776	$(143)	$11,633	$—	$11,633
Non-Restructuring Charges
COS	$12,003	$5,819	$17,822	$548	$18,370
SG&A	9,316	4,312	13,628	14,852	28,480
	$21,319	$10,131	$31,450	$15,400	$46,850
Total Realignment Charges
COS	$23,653	$5,652	$29,305	$548	$29,853
SG&A	9,442	4,336	13,778	14,852	$28,630
Total	$33,095	$9,988	$43,083	$15,400	$58,483

Transformation Charges
SG&A	$—	$—	$—	$5,618	$5,618
	$—	$—	$—	$5,618	$5,618

Total Realignment and Transformation Charges
COS	$23,653	$5,652	$29,305	$548	$29,853
SG&A	9,442	4,336	13,778	20,470	34,248
Total	$33,095	$9,988	$43,083	$21,018	$64,101
_______________________________

	Three Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(928)	$23	$(905)	$—	$(905)
SG&A	1,345	90	1,435	—	1,435
	$417	$113	$530	$—	$530
Non-Restructuring Charges
COS	$4,727	$42	$4,769	$—	$4,769
SG&A	254	35	289	713	1,002
	$4,981	$77	$5,058	$713	$5,771
Total Realignment Charges
COS	$3,799	$65	$3,864	$—	$3,864
SG&A	1,599	125	1,724	713	$2,437
Total	$5,398	$190	$5,588	$713	$6,301

Transformation Charges
SG&A	$—	$—	$—	$7,573	$7,573
	$—	$—	$—	$7,573	$7,573

Total Realignment and Transformation Charges
COS	$3,799	$65	$3,864	$—	$3,864
SG&A	1,599	$125	1,724	8,286	10,010
Total	$5,398	$190	$5,588	$8,286	$13,874

	Six Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$13,331	$(272)	$13,059	$—	$13,059
SG&A	230	(3)	227	—	227
	$13,561	$(275)	$13,286	$—	$13,286
Non-Restructuring Charges
COS	$12,128	$13,579	$25,707	$548	$26,255
SG&A	9,801	4,384	14,185	15,497	29,682
	$21,929	$17,963	$39,892	$16,045	$55,937
Total Realignment Charges
COS	$25,459	$13,307	$38,766	$548	$39,314
SG&A	10,031	4,381	14,412	15,497	29,909
Total	$35,490	$17,688	$53,178	$16,045	$69,223

Transformation Charges
SG&A	—	—	—	11,261	11,261
	$—	$—	$—	$11,261	$11,261

Total Realignment and Transformation Charges
COS	$25,459	$13,307	$38,766	$548	$39,314
SG&A	10,031	4,381	14,412	26,758	41,170
Total	$35,490	$17,688	$53,178	$27,306	$80,484
_______________________________

	Six Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$1,695	$479	$2,174	$—	$2,174
SG&A(1)	(17,126)	413	(16,713)	16	(16,697)
	$(15,431)	$892	$(14,539)	$16	$(14,523)
Non-Restructuring Charges
COS	$7,122	$68	$7,190	$—	$7,190
SG&A	427	34	461	1,243	1,704
	$7,549	$102	$7,651	$1,243	$8,894
Total Realignment Charges
COS	$8,817	$547	$9,364	$—	$9,364
SG&A	(16,699)	447	(16,252)	1,259	(14,993)
Total	$(7,882)	$994	$(6,888)	$1,259	$(5,629)

Transformation Charges
SG&A	—	—	—	15,986	15,986
	$—	$—	$—	$15,986	$15,986

Total Realignment and Transformation Charges
COS	$8,817	$547	$9,364	$—	$9,364
SG&A	(16,699)	447	(16,252)	17,245	993
Total	$(7,882)	$994	$(6,888)	$17,245	$10,357
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our 2015 Realignment Programs.

The following is a summary of total inception to date charges, net of adjustments, related to the 2020 Realignment Program initiated in the second quarter of 2020:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$11,650	$(167)	$11,483	$—	$11,483
SG&A	126	24	150	—	150
	$11,776	$(143)	$11,633	$—	$11,633
Non-Restructuring Charges
COS	$12,003	$5,819	$17,822	$548	$18,370
SG&A	9,316	4,312	13,628	14,852	28,480
	$21,319	$10,131	$31,450	$15,400	$46,850
Total Realignment Charges
COS	$23,653	$5,652	$29,305	$548	$29,853
SG&A	9,442	4,336	13,778	14,852	28,630
Total	$33,095	$9,988	$43,083	$15,400	$58,483
_______________________________

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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities. Restructuring charges incurred in the second quarter of 2020 related to our 2020 Realignment Program and restructuring charges incurred in 2019 related to our 2015 Realignment Programs:

	Three Months Ended June 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$10,572	$—	$994	$(83)	$11,483
SG&A	126	—	24	—	150
Total	$10,698	$—	$1,018	$(83)	$11,633

	Three Months Ended June 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$148	$9	$(1,051)	$(11)	$(905)
SG&A	1,302	—	—	133	1,435
Total	$1,450	$9	$(1,051)	$122	$530

	Six Months Ended June 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$12,255	$—	$991	$(187)	$13,059
SG&A	265		—	(38)	227
Total	$12,520	$—	$991	$(225)	$13,286

	Six Months Ended June 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/ (Gains)	Other	Total
COS	$1,827	$48	$(818)	$1,117	$2,174
SG&A(1)	1,618	—	(18,502)	187	(16,697)
Total	$3,445	$48	$(19,320)	$1,304	$(14,523)
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our 2015 Realignment Programs.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2020 Realignment Program initiated in the second quarter of 2020:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$10,572	$—	$994	$(83)	$11,483
SG&A	126	—	24	—	150
Total	$10,698	$—	$1,018	$(83)	$11,633

The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the six months ended June 30, 2020 and 2019:

(Amounts in thousands)	2020	2019
Balance at January 1	$6,703	$11,927
Charges, net of adjustments	12,270	4,796
Cash expenditures	(2,713)	(4,733)
Other non-cash adjustments, including currency	(118)	(205)
Balance at June 30	$16,142	$11,785
____________________________

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
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. We have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 168 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. Despite recent headwinds caused by the COVID-19 pandemic, we continue to enhance our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.

COVID-19 Update
Over the past several months, we have continued to see the evolving impact that the COVID-19 pandemic is having on human health, the global economy and society at large. The pandemic's ongoing adverse impact on our operations and financial performance is expected to continue to adversely impact for its duration, our operations and financial performance. In response, we have been monitoring and continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies. Our cross-functional crisis management team established during the first quarter of 2020 has continued monitoring and making recommendations to management to help us continue operating as an essential business, while also protecting the health and safety of our associates.
Despite our response, the COVID-19 pandemic has had an adverse effect on our performance during the first half of 2020, which we expect will continue through the second half of 2020. While we cannot reasonably estimate with certainty the duration and severity of the COVID-19 pandemic or its ultimate impact on the global economy, our business or our financial condition and results, we nonetheless remain committed to providing the critical support, products and services that our customers rely on, and currently believe that we will emerge from these events well positioned for long-term growth.
Health and Safety of Our Associates
Our first priority has been and continues to be to protect the health and safety of our associates, suppliers and customers around the world. We are incredibly proud of the great teamwork exhibited by our global workforce who have demonstrated strong resilience in adapting to continually evolving health and safety guidelines while addressing these challenging times and providing products and services to our customers.
We have implemented policies and practices to protect our workforce so they can safely and effectively carry out their vital work, and we have revised those policies and practices in light of guidance received from local and regional health authorities where appropriate. We instituted global restrictions on non-essential travel in March 2020 and the work-from-home policy for all non-essential employees who are able to do so has continued in effect in locations where health officials have advised such policies, including for our global headquarters in Irving, Texas. In those locations where employees are going to work in our facilities, we have continued taking steps, consistent with guidelines from local and global health experts to protect our employees so that we can continue to manufacture critical technologies and equipment, including providing face coverings and other personal protective equipment, enhanced cleaning of sites and implemented social distancing protocols.
Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. While some of our facilities have experienced periods of temporary closures during the first half of 2020 in accordance with decrees, orders and laws in their respective countries and geographies, as of July 30, 2020, all of our facilities are open and operational, and are running close to pre-COVID-19 levels as we continue to make essential products and provide services for our customers. However, the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic.
Customer Demand
During the first six months of 2020, the COVID-19 pandemic’s reduction in global demand for oil and gas, coupled with excessive supply due to disagreements between the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations, led to extreme volatility in global markets and in oil prices. These conditions have adversely impacted our customers, particularly in the oil and gas markets. For example, these conditions drove a significant and broad-based decrease in customer planned capital spending, leading many of our large customers have announced double-digit capital expenditure budget decreases for the remainder of 2020. As a result, we saw overall bookings decline by 26.9% in the second quarter of 2020 as compared to the same period in 2019, resulting in a lower sequential backlog, though we have not seen a significant increase in the levels of customer cancellations in our existing backlog.
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

Supply Chain Impact
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping conditions related to the COVID-19 pandemic, some of which continue to exist in highly affected countries such as India. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued throughout the of month of July and we expect they will continue as the COVID-19 pandemic continues.
Operational Impacts
We have also engaged in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “—RESULTS OF OPERATIONS – Three months ended June 30, 2020 and 2019”), a freeze on all non-essential open employment requisitions, cancellation of merit-based payroll increases for 2020, reduction of capital expenditures to approximately $60 million and cuts in other discretionary spending. Together, we are planning approximately $100 million of cost reductions, excluding realignment charges, in 2020 as compared to 2019, due in large part to our response to the effects of COVID-19. We continue to evaluate additional cost savings measures and will continue to implement such measures in the near term in order to reduce the impact of the COVID-19 pandemic on our financial results.
As we continue to manage our business through this unprecedented time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.
2020 Outlook
As the headwinds experienced during the first half of 2020 continue to impact our business, we expect to see an approximately 20% decline in bookings in the second half of 2020 as compared to the same period in 2019, with slightly less of an impact on revenue, which we expect will decline approximately 15% as compared to the same period in 2019. Despite these effects, however, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. As of June 30, 2020, we had approximately $1.3 billion of liquidity, consisting of cash and cash equivalents of $561.7 million and $722.2 million of borrowings available under our Credit Facility. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2020.

RESULTS OF OPERATIONS — Three months ended June 30, 2020 and 2019
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs. We anticipate a total investment in these activities of approximately $65 million and that the majority of charges will be incurred through the remainder of 2020. Based on actions initiated in the second quarter of 2020, we estimate that we have achieved cost savings of approximately $5 million as of June 30, 2020, with approximately $2 million of those savings in COS and approximately $3 million in SG&A. Upon completion of the realignment activities, we expect full year run-rate cost savings of approximately $100 million. Actual savings could vary from expected savings, which represent management’s best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized. The realignment programs initiated in 2015 ("2015 Realignment Programs"), which consisted of both restructuring and non-restructuring charges, were substantially complete as of March 31, 2020, resulting in $362.4 million of total charges incurred through the completion of the programs.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform, which is further discussed in Note 16 to our condensed consolidated financial statements included in this Quarterly Report. We anticipate that the Flowserve 2.0 Transformation will result in further restructuring charges, non-restructuring charges and other related transformation expenses. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A expenses.

Realignment Activity
The total charges incurred in the second quarter of 2020 related to our 2020 Realignment Program activities and Flowserve 2.0 Transformation by segment and the charges incurred in 2019 related to our 2015 Realignment Programs and Flowserve 2.0 Transformation by segment:

	Three Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$23,653	$5,652	$29,305	$548	$29,853
SG&A	9,442	4,336	13,778	20,470	34,248
Total	$33,095	$9,988	$43,083	$21,018	$64,101

	Three Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$3,799	$65	$3,864	$—	$3,864
SG&A	1,599	$125	1,724	8,286	10,010
Total	$5,398	$190	$5,588	$8,286	$13,874

	Six Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$25,459	$13,307	$38,766	$548	$39,314
SG&A	10,031	$4,381	14,412	26,758	41,170
Total	$35,490	$17,688	$53,178	$27,306	$80,484

	Six Months Ended June 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$8,817	$547	$9,364	$—	$9,364
SG&A(1)	(16,699)	447	(16,252)	17,245	993
Total	$(7,882)	$994	$(6,888)	$17,245	$10,357
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that are included in our 2015 Realignment Programs.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2020	2019
Bookings	$808.3	$1,105.0
Sales	925.0	990.1

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
Bookings	$1,783.6	$2,165.1
Sales	1,819.4	1,880.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2020 decreased by $296.7 million, or 26.9%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $20 million. The decrease was driven by lower bookings in the oil and gas and to a lesser extent in the general, chemical, power generation and water management industries. The decrease was primarily driven by customer original equipment bookings which have decreased in light of the impacts of the COVID-19 and distressed oil prices on these industries.
Bookings for the six months ended June 30, 2020 decreased by $381.5 million, or 17.6%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $40 million. The decrease was driven by lower bookings in the oil and gas, chemical, power generation and water management industries, partially offset by increased bookings in the general industries. The decrease was primarily driven by customer original equipment bookings which have decreased in light of the impacts of the COVID-19 and distressed oil prices on these industries.
Sales for the three months ended June 30, 2020 decreased by $65.1 million, or 6.6%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $24 million. The decreased sales were driven by both original equipment and aftermarket sales, with decreased sales into North America, Europe and Asia Pacific, partially offset by increased sales into the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 64% and 63% of total sales for the three months ended June 30, 2020 and 2019, respectively.
Sales for the six months ended June 30, 2020 decreased by $60.7 million, or 3.2%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $39 million. The decreased sales were driven by aftermarket sales, with decreased sales into Europe, North America, Asia Pacific and Africa, partially offset by increased sales into the Middle East and Latin America. Net sales to international customers, including export sales from the U.S., were approximately 63% and 63% of total sales for the three months ended June 30, 2020 and 2019, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,067.2 million at June 30, 2020 decreased by $89.8 million, or 4.2%, as compared with December 31, 2019. Currency effects provided a decrease of approximately $32 million. Approximately 35% and 33% of the backlog at June 30, 2020 and December 31, 2019, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $548 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Gross profit	$267.2	$318.0
Gross profit margin	28.9%	32.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Gross profit	$533.1	$612.1
Gross profit margin	29.3%	32.6%

Gross profit for the three months ended June 30, 2020 decreased by $50.8 million, or 16.0%, as compared with the same period in 2019. Gross profit margin for the three months ended June 30, 2020 of 28.9% decreased from 32.1% for the same period in 2019. The decrease in gross profit margin was primarily due to increased realignment charges associated with our realignment actions initiated in the second quarter of 2020 and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $6.6 million of manufacturing costs being expensed and other related costs. Aftermarket sales represented approximately 50% of total sales for both three months ended June 30, 2020 and 2019.
Gross profit for the six months ended June 30, 2020 decreased by $79.0 million, or 12.9%, as compared with the same period in 2019. Gross profit margin for the six months ended June 30, 2020 of 29.3% decreased from 32.6% for the same period in 2019. The decrease in gross profit margin was primarily due to a sales mix shift to lower margin original equipment sales as compared to the same period in 2019, the increased realignment charges associated with our realignment actions initiated in the second quarter of 2020 and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $15.0 million of manufacturing costs being expensed and other related costs. Aftermarket sales represented approximately 50% of total sales, as compared with approximately 52% of total sales for the same period in 2019.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
SG&A	$227.4	$223.7
SG&A as a percentage of sales	24.6%	22.6%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
SG&A	$471.0	$428.8
SG&A as a percentage of sales	25.9%	22.8%

SG&A for the three months ended June 30, 2020 increased by $3.7 million, or 1.7%, as compared with the same period in 2019. Currency effects yielded a decrease of approximately $3 million. SG&A as a percentage of sales for the three months ended June 30, 2020 increased 200 basis points as compared with the same period in 2019 primarily due to increased realignment charges associated with our realignment actions initiated in the second quarter of 2020, partially offset by a decrease in travel and selling-related expenses compared to the same period in 2019.
SG&A for the six months ended June 30, 2020 increased by $42.2 million, or 9.8%, as compared with the same period in 2019. Currency effects yielded a decrease of approximately $6 million. SG&A as a percentage of sales for the six months ended June 30, 2020 increased 310 basis points as compared with the same period in 2019 primarily due to increased charges related to our realignment programs, an $8.5 million write-down of accounts receivables and contract assets related to a contract with an oil and gas customer in Latin America and the favorable impacts resulting from gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019 that did not recur, partially offset by a decrease in travel and selling-related expenses compared to the same period in 2019.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2020	2019
Net earnings from affiliates	$3.1	$3.7

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
Net earnings from affiliates	$6.3	$6.0

Net earnings from affiliates for the three months ended June 30, 2020 decreased $0.6 million, or 16.2%, as compared with the same period in 2019. The decrease was primarily a result of decreased earnings of our FPD joint venture in South Korea.
Net earnings from affiliates for the six months ended June 30, 2020 increased $0.3 million or 5.0% compared with the same period in 2019. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Operating income	$42.9	$98.0
Operating income as a percentage of sales	4.6%	9.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Operating income	$68.4	$189.2
Operating income as a percentage of sales	3.8%	10.1%

Operating income for the three months ended June 30, 2020 decreased by $55.1 million, or 56.2%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $5 million. The decrease was primarily a result of the $50.8 million decrease in gross profit and the $3.7 million increase in SG&A.
Operating income for the six months ended June 30, 2020 decreased by $120.8 million, or 63.8%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $6 million. The decrease was primarily a result of the $42.2 million increase in SG&A and the $79.0 million decrease in gross profit.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2020	2019
Interest expense	$(12.9)	$(14.0)
Interest income	1.1	2.2

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
Interest expense	$(25.9)	$(28.0)
Interest income	2.9	4.2

Interest expense for the three months ended June 30, 2020 decreased $1.1 million, as compared with the same period in 2019. Interest income for the three months ended June 30, 2020 decreased $1.1 million, as compared with the same period in 2019. The decrease in interest expense was primarily attributable to lower borrowings compared with same period in 2019. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2019.
Interest expense for the six months ended June 30, 2020 decreased $2.1 million, as compared with the same period in 2019. Interest income for the six months ended June 30, 2020 decreased $1.3 million, as compared with the same period in 2019. The decrease in interest expense was primarily attributable to lower borrowings compared with same period in 2019. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2019.

Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2020	2019
Other income (expense), net	$(14.9)	$(3.3)

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
Other income (expense), net	$8.5	$(6.5)

Other income (expense), net for the three months ended June 30, 2020 increased $11.6 million, as compared with the same period in 2019, due primarily to an $8.9 million increase in losses from transactions in currencies other than our sites' functional currencies and a $2.1 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Brazilian real and Singapore dollar in relation to the U.S. dollar during the three months ended June 30, 2020, as compared with the same period in 2019.
Other income (expense), net for the six months ended June 30, 2020 increased $15 million from an expense of $6.5 million in 2019, due primarily to a $14.7 million increase in gains from transactions in currencies other than our sites' functional currencies and a $2.6 million increase in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Brazilian real, Canadian dollar and Euro in relation to the U.S. dollar during the three months ended June 30, 2020, as compared with the same period in 2019.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Provision for income taxes	$5.4	$22.4
Effective tax rate	33.4%	27.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Provision for income taxes	$41.7	$39.0
Effective tax rate	77.3%	24.5%

The effective tax rate of 33.4% for the three months ended June 30, 2020 increased from 27.0% for the same period in 2019. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2020 primarily due to the net impact of foreign operations. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

The effective tax rate of 77.3% for the six months ended June 30, 2020 increased from 24.5% for the same period in 2019. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2020	2019
Other comprehensive income (loss)	$16.9	$(0.6)

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
Other comprehensive income (loss)	$(58.1)	$7.6

Other comprehensive income (loss) for the three months ended June 30, 2020 increased $17.5 million from a loss of $0.6 million in 2019. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Colombian peso, Mexican peso, and Canadian dollar versus the U.S. dollar during the three months ended June 30, 2020, as compared with the same period in 2019.
Other comprehensive income (loss) for the six months ended June 30, 2020 increased $65.7 million from income of $7.6 million in the same period in 2019. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Mexican peso, British pound, Indian rupee and Colombian peso versus the U.S. dollar during the six months ended June 30, 2020, as compared with the same period in 2019.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 49 countries with 39 manufacturing facilities worldwide, 13 of which are located in Europe, 12 in North America, eight in Asia and six in Latin America, and it operates 141 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$536.5	$761.9
Sales	674.1	$674.6
Gross profit	198.0	$222.7
Gross profit margin	29.4%	33.0%
SG&A	140.6	150.2
Segment operating income	60.4	76.2
Segment operating income as a percentage of sales	9.0%	11.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$1,220.1	$1,512.0
Sales	1,309.7	1,284.0
Gross profit	393.7	423.3
Gross profit margin	30.1%	33.0%
SG&A	299.9	272.6
Segment operating income	100.1	156.6
Segment operating income as a percentage of sales	7.6%	12.2%

Bookings for the three months ended June 30, 2020 decreased by $225.4 million, or 29.6%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $14 million. The decrease in customer bookings was driven by decreased orders in the oil and gas, chemical and power generation industries, partially offset by increased bookings in the general industries. The decrease in customer bookings of was across all regions and was primarily driven by customer original equipment bookings which have decreased in light of the impacts of the COVID-19 and distressed oil prices on these industries.
Bookings for the six months ended June 30, 2020 decreased by $291.9 million, or 19.3%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $29 million. The decrease in customer bookings was driven by decreased orders in the oil and gas, chemical and power generation industries, partially offset by increased bookings in the general industries. The decrease in customer bookings of was across all regions and was primarily driven by customer original equipment bookings which have decreased in light of the impacts of the COVID-19 and distressed oil prices on these industries.
Sales for the three months ended June 30, 2020 remained relatively flat compared with the same period in 2019 and included negative currency effects of approximately $20 million. Increases in customer original equipment sales were substantially offset by decreases in customer aftermarket sales. Customer sales increased $12.9 million into the Middle East, $4.3 million into Asia Pacific and $1.3 million into Latin America, were substantially offset by decreased sales of $14.3 million into Europe and $3.2 million into Africa.
Sales for the six months ended June 30, 2020 increased $25.7 million, or 2.0%, as compared with the same period in 2019. The increase in sales included negative currency effects of approximately $31 million. The increase in sales was driven by original equipment sales. Customer sales increased $41.1 million into the Middle East, $21.3 million into North America, $6.0 million into Latin America and $3.2 million into Asia Pacific, partially offset by decreased sales of $33.3 million into Europe and $8.3 million into Africa.
Gross profit for the three months ended June 30, 2020 decreased by $24.7 million, or 11.1%, as compared with the same period in 2019. Gross profit margin for the three months ended June 30, 2020 of 29.4% decreased from 33.0% for the same period in 2019. The decrease in gross profit margin was primarily due to a sales mix shift to lower margin original equipment sales as compared to the same period in 2019, the increased charges related to our realignment actions initiated in the second quarter of 2020 and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $3.3 million of manufacturing costs being expensed and other related costs, partially offset by a sales mix shift to higher margin aftermarket sales as compared to the same period in 2019.
Gross profit for the six months ended June 30, 2020 decreased by $29.6 million, or 7.0%, as compared with the same period in 2019. Gross profit margin for the six months ended June 30, 2020 of 30.1% decreased from 33.0% for the same period in 2019. The decrease in gross profit margin was primarily due to a sales mix shift to lower margin original equipment sales as compared to the same period in 2019, the increased charges related to our realignment actions initiated in the second quarter of 2020 and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $9.2 million of manufacturing costs being expensed and other related costs.
SG&A for the three months ended June 30, 2020 decreased by $9.6 million, or 6.4%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $2 million. The decrease in SG&A was primarily due to a decrease in travel and selling-related expenses, partially offset by increased charges related to our realignment actions initiated in the second quarter of 2020.
SG&A for the six months ended June 30, 2020 increased by $27.3 million, or 10.0%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $5 million. The increase in SG&A was primarily due to increased charges related to our realignment programs, an $8.5 million write-down of accounts receivables and contract assets related to a contract with an oil and gas customer in Latin America, the favorable impacts resulting from gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019 that did not recur and increased charges related to our realignment actions initiated in the second quarter of 2020, partially offset by a decrease in travel and selling-related expenses compared to the same period in 2019.
Operating income for the three months ended June 30, 2020 decreased by $15.8 million, or 20.7%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $4 million. The decrease was primarily due to the $24.7 million decrease in gross profit, partially offset by the $9.6 million decrease in SG&A .
Operating income for the six months ended June 30, 2020 decreased by $56.5 million, or 36.1%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $5 million. The decrease was primarily due to the $29.6 million decrease in gross profit and the $27.3 million increase in SG&A.
Backlog of $1,418.2 million at June 30, 2020 decreased by $142.7 million, or 9.1%, as compared with December 31, 2019. Currency effects provided a decrease of approximately $31 million.

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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$274.6	$346.4
Sales	252.2	316.9
Gross profit	73.6	99.4
Gross profit margin	29.2%	31.4%
SG&A	50.0	53.3
Segment operating income	23.6	46.2
Segment operating income as a percentage of sales	9.4%	14.6%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$570.8	$659.6
Sales	512.6	599.1
Gross profit	147.9	197.2
Gross profit margin	28.9%	32.9%
SG&A	107.6	106.6
Segment operating income	40.3	90.6
Segment operating income as a percentage of sales	7.9%	15.1%

Bookings for the three months ended June 30, 2020 decreased by $71.8 million, or 20.7%, as compared with the same period in 2019. Bookings included negative currency effects of approximately $6 million. Decreased customer bookings in the chemical and oil and gas and general industries were partially offset by increased bookings in the power generation industry. Decreased customer bookings of $37.6 million into North America, $32.9 million into Europe, $8.6 million into the Middle East and $2.3 million into Africa were partially offset by increased bookings of $16.0 million into Asia Pacific and $3.3 million into Latin America. The decrease was primarily driven by customer original equipment bookings.
Bookings for the six months ended June 30, 2020 decreased by $88.8 million, or 13.5%, as compared with the same period in 2019. Bookings included negative currency effects of approximately $11 million. Decreased customer bookings in the chemical and oil and gas and general industries were partially offset by increased bookings in the power generation industry.

Decreased customer bookings of $72.7 million into North America, $21.7 million into Europe, $4.6 million into Africa and $1.1 million into the Middle East were partially offset by increased bookings of $5.5 million into Asia Pacific and $3.1 million into Latin America. The decrease was primarily driven by customer original equipment bookings.
Sales for the three months ended June 30, 2020 decreased $64.7 million, or 20.4%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $4 million. Decreased sales were more heavily weighted towards original equipment sales. The decrease was primarily driven by decreased customer sales of $28.4 million into North America, $19.0 million into Asia Pacific, $13.9 million into Europe, $3.2 million into Latin America and $1.7 million into Africa.
Sales for the six months ended June 30, 2020 decreased $86.5 million, or 14.4%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $8 million. Decreased sales were primarily driven by original equipment sales. The decrease was primarily driven by decreased customer sales of $40.5 million into North America, $25.6 million into Europe, $20.6 million into Asia Pacific and $3.5 million into Latin America, partially offset by increased sales of $1.3 million into Africa and $1.2 million into the Middle East.
Gross profit for the three months ended June 30, 2020 decreased by $25.8 million, or 26.0%, as compared with the same period in 2019. Gross profit margin for the three months ended June 30, 2020 of 29.2% decreased from 31.4% for the same period in 2019. The decrease in gross profit margin was primarily due to increased charges related to our realignment actions initiated in the second quarter of 2020 and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $3.4 million of manufacturing costs being expensed and other related costs.
Gross profit margin for the six months ended June 30, 2020 decreased of $49.3 million, or 25.0%, as compared with the same period in 2019. Gross profit margin for the six months ended June 30, 2020 of 28.9% decreased from 32.9% for the same period in 2019. The decrease in gross profit margin was primarily due to increased charges related to our realignment actions initiated in the second quarter of 2020, a mix shift to more original equipment sales and revenue recognized on lower margin original equipment orders as compared to the same period in 2019 and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $5.8 million of manufacturing costs being expensed and other related costs.
SG&A for the three months ended June 30, 2020 decreased by $3.3 million, or 6.2%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $1 million. The decrease in SG&A was primarily due to a decrease in travel and selling-related expenses, partially offset by increased charges related to our realignment actions initiated in the second quarter of 2020.
SG&A for the six months ended June 30, 2020 increased by $1.0 million, or 0.9%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $1 million. The increase in SG&A was primarily due to increased charges related to our realignment actions initiated in the second quarter of 2020, substantially offset by a decrease in travel and selling-related expenses compared to the same period in 2019.
Operating income for the three months ended June 30, 2020 decreased by $22.6 million, or 48.9%, as compared with the same period in 2019. The decrease included negative currency effects of less than $1 million. The decrease was primarily due to the $25.8 million decrease in gross profit, partially offset by the $3.3 million decrease in SG&A.
Operating income for the six months ended June 30, 2020 decreased by $50.3 million, or 55.5%, as compared with the same period in 2019. The decrease included negative currency effects of less than $1 million. The decrease was primarily due to the $49.3 million decrease in gross profit.
Backlog of $652.5 million at June 30, 2020 increased by $52.4 million, or 8.7%, as compared with December 31, 2019. Currency effects provided a decrease of approximately $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
Net cash flows provided (used) by operating activities	$21.2	$49.4
Net cash flows provided (used) by investing activities	(21.2)	15.0
Net cash flows provided (used) by financing activities	(91.9)	(86.8)

Existing cash, cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2020 was $561.7 million, as compared with $671.0 million at December 31, 2019.
Our cash balance decreased by $109.3 million to $561.7 million at June 30, 2020, as compared with December 31, 2019. The cash activity during the first six months of 2020 included $10.8 million of proceeds from the sale of non-strategic manufacturing facilities in 2019 that were included in our 2015 Realignment Programs, $32.1 million of share repurchases, $52.1 million in dividend payments and $32.0 million in capital expenditures.
For the six months ended June 30, 2020, our cash provided by operating activities was $21.2 million, as compared to $49.4 million for the same period in 2019. Cash flow from working capital increased for the six months ended June 30, 2020, due primarily to improved cash flow related to accounts receivable, accounts payable and inventory, partially offset by reduced cash flows from contract assets.
Decreases in accounts receivable provided $0.9 million of cash flow for the six months ended June 30, 2020, as compared to a use of $13.4 million for the same period in 2019. As of June 30, 2020, our days’ sales outstanding ("DSO") was 74 days as compared with 73 days as of June 30, 2019.
Increases in contract assets used $44.2 million of cash flow for the six months ended June 30, 2020, as compared to cash flows provided of $12.4 million for the same period in 2019.
Increases in inventory used $36.6 million and $47.6 million of cash flow for the six months ended June 30, 2020 and June 30, 2019, respectively. Inventory turns were 3.8 times at June 30, 2020, as compared to 3.9 as of June 30, 2019.
Decreases in accounts payable used $9.1 million of cash flow for the six months ended June 30, 2020, as compared with $20.7 million for the same period in 2019. Increases in accrued liabilities and income taxes payable provided $5.8 million of cash flow for the six months ended June 30, 2020, as compared with cash flows used of $56.9 million for the same period in 2019.
Increases in contract liabilities provided $3.5 million and $6.7 million of cash flow for the six months ended June 30, 2020 and June 30, 2019, respectively.
Cash flows used by investing activities during the six months ended June 30, 2020 were $21.2 million, as compared to cash flows provided of $15.0 million for the same period in 2019. Capital expenditures during the six months ended June 30, 2020 were $32.0 million, an increase of $6.7 million as compared with the same period in 2019. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2020, total capital expenditures are expected to be approximately $60 million. In addition, proceeds received during the six months ended June 30, 2020 from disposal of assets provided $10.8 million, primarily from the 2019 sale of non-strategic manufacturing facilities that were included in our Realignment Programs. Proceeds received during the first six months of 2019 included $40.3 million of proceeds from the sale of non-strategic manufacturing facilities that are included in our 2015 Realignment Programs.
Cash flows used by financing activities during the six months ended June 30, 2020 were $91.9 million, as compared with $86.8 million for the same period in 2019. Cash outflows during the six months ended June 30, 2020 resulted primarily from the repurchase of $32.1 million of common shares and $52.1 million of dividend payments.
As of June 30, 2020, we had an available capacity of $722.2 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the six months ended June 30, 2020 we made no cash contributions to our U.S. pension plan. At December 31, 2019 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we are currently evaluating whether we will make any incremental contributions to the U.S. pension plan in 2020. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of June 30, 2020, we have $113.6 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 12 to our consolidated financial statements included in our 2019 Annual Report and Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of June 30, 2020.
COVID-19 Liquidity Update
Given our current financial condition, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. As of June 30, 2020, we had approximately $1.3 billion of liquidity, consisting of cash and cash equivalents of $561.7 million and $722.2 million of borrowings available under our Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2020, include:

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

•potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-
containing material claims;

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

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2019 Annual Report, Part II of the Quarterly Report for the period ended March 31, 2020, and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We previously designated €255.7 million of our €500.0 million 2022 Euro Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $15.1 million and $(2.8) million for the three months ended June 30, 2020 and 2019, respectively, and $(66.3) million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of June 30, 2020, we had a U.S. dollar equivalent of $385.1 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $398.5 million at December 31, 2019. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(14.1) million and $(3.1) million for the three months ended June 30, 2020 and 2019, respectively, and $11.6 million and $(5.8) million for the six months ended June 30, 2020 and 2019, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2020, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2020 would have impacted our net earnings by approximately $10 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2019 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, the Quarterly Report filed for the period ended March 31, 2020, our 2019 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended June 30, 2020, we had no repurchases of our common stock shares.  As of June 30, 2020, we have $113.6 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	8,161	(1)	$23.16	—	$113.6
May 1 - 31	5,559	(2)	22.99	—	113.6
June 1 - 30	2,607	(1)	27.97	—	113.6
Total	16,327		$23.87	—
__________________________________

(1)Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(2)Includes 2,790 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $22.93 and 2,769 shares purchased at a price of $23.05 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None

Item 4.Mine Safety Disclosures.
Not applicable.

Item 5.Other Information.
None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 26, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2020).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 22, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 26, 2020).

10.1+	Form of Restrictive Covenants Agreement for Officer.*

10.2+	Form of Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*

10.3+	Form of Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (TSR).*

10.4+	Form of Performance Restricted Stock Unit Agreement for certain officer pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (ROIC).*

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	July 30, 2020	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2020	/s/ Scott V. Vopni
Scott V. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)