Form 10-Q
period 2020-09-30
FLOWSERVE CORP
filed 2020-11-13
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2020 there were 130,263,432 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended September 30, 2020 and 2019 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Nine Months Ended September 30, 2020 and 2019 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2020 and December 31, 2019 (unaudited)	3
Condensed Consolidated Statements of Stockholders' Equity – Three Months Ended September 30, 2020 and 2019 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Nine Months Ended September 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2020 and 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	53

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3. Defaults Upon Senior Securities	58
Item 4. Mine Safety Disclosures	58
Item 5. Other Information	58
Item 6. Exhibits	58
SIGNATURES	59
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2020	2019
Sales	$924,301	$995,709
Cost of sales	(639,092)	(662,856)
Gross profit	285,209	332,853
Selling, general and administrative expense	(200,729)	(230,362)
Net earnings from affiliates	2,842	2,087
Operating income	87,322	104,578
Interest expense	(14,710)	(13,981)
Interest income	673	2,253
Other income (expense), net	(963)	(8,477)
Earnings before income taxes	72,322	84,373
Provision for income taxes	(18,672)	(22,410)
Net earnings, including noncontrolling interests	53,650	61,963
Less: Net earnings attributable to noncontrolling interests	(2,647)	(2,121)
Net earnings attributable to Flowserve Corporation	$51,003	$59,842
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.39	$0.46
Diluted	0.39	0.45

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2020	2019
Net earnings, including noncontrolling interests	$53,650	$61,963
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $140 and $852, respectively	25,204	(30,600)
Pension and other postretirement effects, net of taxes of $(421) and $(231), respectively	(976)	3,648
Cash flow hedging activity	41	44
Other comprehensive income (loss)	24,269	(26,908)
Comprehensive income (loss), including noncontrolling interests	77,919	35,055
Comprehensive (income) loss attributable to noncontrolling interests	(2,643)	(2,055)
Comprehensive income (loss) attributable to Flowserve Corporation	$75,276	$33,000

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2020	2019
Sales	$2,742,826	$2,871,517
Cost of sales	(1,921,451)	(1,931,756)
Gross profit	821,375	939,761
Selling, general and administrative expense	(675,523)	(665,625)
Net earnings from affiliates	9,125	8,057
Operating income	154,977	282,193
Interest expense	(40,608)	(42,025)
Interest income	3,571	6,494
Other income (expense), net	7,558	(15,153)
Earnings before income taxes	125,498	231,509
Provision for income taxes	(59,175)	(58,607)
Net earnings, including noncontrolling interests	66,323	172,902
Less: Net earnings attributable to noncontrolling interests	(6,890)	(6,659)
Net earnings attributable to Flowserve Corporation	$59,433	$166,243
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.46	$1.27
Diluted	0.45	1.26

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2020	2019
Net earnings, including noncontrolling interests	$66,323	$172,902
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $6,114 and $2,043, respectively	(41,022)	(26,503)
Pension and other postretirement effects, net of taxes of $(1,263) and $(660), respectively	7,091	7,051
Cash flow hedging activity	139	149
Other comprehensive income (loss)	(33,792)	(19,303)
Comprehensive income (loss), including noncontrolling interests	32,531	153,599
Comprehensive (income) loss attributable to noncontrolling interests	(7,662)	(7,258)
Comprehensive income (loss) attributable to Flowserve Corporation	$24,869	$146,341

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$921,178	$670,980
Accounts receivable, net of allowance for expected credit losses of $76,061 and $53,412, respectively	750,897	795,538
Contract assets, net of allowance for expected credit losses of $3,043 at September 30, 2020	310,130	272,914
Inventories, net	714,489	660,837
Prepaid expenses and other	109,451	106,478
Total current assets	2,806,145	2,506,747
Property, plant and equipment, net of accumulated depreciation of $1,068,613 and $1,013,207, respectively	551,011	563,564
Operating lease right-of-use assets, net	166,850	186,218
Goodwill	1,204,609	1,193,010
Deferred taxes	32,206	54,879
Other intangible assets, net	171,246	180,805
Other assets, net of allowance for expected credit losses of $97,897 and $101,439, respectively	241,509	253,054
Total assets	$5,173,576	$4,938,277

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$428,870	$447,582
Accrued liabilities	423,117	401,385
Contract liabilities	198,380	221,095
Debt due within one year	8,581	11,272
Operating lease liabilities	34,634	36,108
Total current liabilities	1,093,582	1,117,442
Long-term debt due after one year	1,701,082	1,365,977
Operating lease liabilities	133,348	151,523
Retirement obligations and other liabilities	541,721	530,994
Shareholders’ equity:
Commitments and contingencies (See Note 11)
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	499,561	501,045
Retained earnings	3,625,291	3,652,244
Treasury shares, at cost – 46,775 and 46,262 shares, respectively	(2,059,666)	(2,051,583)
Deferred compensation obligation	6,100	8,334
Accumulated other comprehensive loss	(618,856)	(584,292)
Total Flowserve Corporation shareholders’ equity	1,673,421	1,746,739
Noncontrolling interests	30,422	25,602
Total equity	1,703,843	1,772,341
Total liabilities and equity	$5,173,576	$4,938,277
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — July 1, 2020	176,793	$220,991	$499,152	$3,600,645	(46,873)	$(2,064,302)	$6,036	$(643,129)	$27,779	$1,647,172
Stock activity under stock plans	—	—	(5,220)	—	98	4,636	64	—	—	(520)
Stock-based compensation	—	—	5,629	—	—	—	—	—	—	5,629
Net earnings	—	—	—	51,003	—	—	—	—	2,647	53,650
Cash dividends declared	—	—	—	(26,357)	—	—	—	—	—	(26,357)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	24,273	(4)	24,269
Other, net	—	—	—	—	—	—	—	—	—	—
Balance — September 30, 2020	176,793	$220,991	$499,561	$3,625,291	(46,775)	$(2,059,666)	$6,100	$(618,856)	$30,422	$1,703,843

Balance — July 1, 2019	$176,793	$220,991	$493,037	$3,570,119	(45,943)	$(2,036,857)	$8,219	$(567,007)	$23,477	$1,711,979
Stock activity under stock plans	—	—	(260)	—	4	149	58	—	—	(53)
Stock-based compensation	—	—	7,153	—	—	—	—	—	—	7,153
Net earnings	—	—	—	59,842	—	—	—	—	2,121	61,963
Cash dividends declared	—	—	—	(25,245)	—	—	—	—	—	(25,245)
Repurchases of common shares	—	—	—	—	(114)	(5,432)	—	—	—	(5,432)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(26,842)	(66)	(26,908)
Other, net	—	—	—	—	—	—	—	—	(63)	(63)
Balance — September 30, 2019	176,793	$220,991	$499,930	$3,604,716	(46,053)	$(2,042,140)	$8,277	$(593,849)	$25,469	$1,723,394
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2020	176,793	$220,991	$501,045	$3,652,244	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,772,341
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(25,588)	—	544	24,029	(2,234)	—	—	(3,793)
Stock-based compensation	—	—	24,104	—	—	—	—	—	—	24,104
Net earnings	—	—	—	59,433	—	—	—	—	6,890	66,323
Cash dividends declared	—	—	—	(79,095)	—	—	—	—	—	(79,095)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(34,564)	772	(33,792)
Other, net	—	—	—	—	—	—	—	—	(2,842)	(2,842)
Balance — September 30, 2020	176,793	$220,991	$499,561	$3,625,291	(46,775)	$(2,059,666)	$6,100	$(618,856)	$30,422	$1,703,843

Balance — January 1, 2019	176,793	$220,991	$494,551	$3,514,229	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,465	$1,632,002
Stock activity under stock plans	—	—	(17,129)	—	298	12,696	1,160	—	—	(3,273)
Stock-based compensation	—	—	22,508	—	—	—	—	—	—	22,508
Net earnings	—	—	—	166,243	—	—	—	—	6,659	172,902
Cash dividends declared	—	—	—	(75,756)	—	—	—	—	—	(75,756)
Repurchases of common shares	—	—	—	—	(114)	(5,432)	—	—	—	(5,432)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(19,902)	599	(19,303)
Other, net	—	—	—	—	—	—	—	—	(254)	(254)
Balance — September 30, 2019	176,793	$220,991	$499,930	$3,604,716	(46,053)	$(2,042,140)	$8,277	$(593,849)	$25,469	$1,723,394
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2020	2019
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$66,323	$172,902
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	63,887	69,320
Amortization of intangible and other assets	8,788	10,134
Stock-based compensation	24,104	22,507
Foreign currency, asset write downs and other non-cash adjustments	19,519	(8,284)
Change in assets and liabilities:
Accounts receivable, net	24,324	(11,994)
Inventories, net	(51,974)	(64,280)
Contract assets, net	(37,328)	(35,607)
Prepaid expenses and other assets, net	6,051	(26,194)
Accounts payable	(21,756)	(11,994)
Contract liabilities	(22,468)	26,641
Accrued liabilities and income taxes payable	24,257	(8,459)
Retirement obligations and other	22,729	9,257
Net deferred taxes	(10,827)	(726)
Net cash flows provided (used) by operating activities	115,629	143,223
Cash flows – Investing activities:
Capital expenditures	(47,919)	(45,276)
Proceeds from disposal of assets and other	13,759	40,773
Net cash flows provided (used) by investing activities	(34,160)	(4,503)
Cash flows – Financing activities:
Payments on long-term debt	(191,258)	(105,000)
Proceeds from short-term financing	—	75,000
Payments on short-term financing	—	(75,000)
Proceeds from issuance of senior notes	498,280	—
Payments of deferred loan cost	(4,572)	—
Proceeds under other financing arrangements	154	2,572
Payments under other financing arrangements	(5,773)	(8,903)
Repurchases of common shares	(32,112)	(5,432)
Payments related to tax withholding for stock-based compensation	(4,521)	(3,835)
Payments of dividends	(78,106)	(74,695)
Other	(3,120)	(252)
Net cash flows provided (used) by financing activities	178,972	(195,545)
Effect of exchange rate changes on cash	(10,243)	(17,009)
Net change in cash and cash equivalents	250,198	(73,834)
Cash and cash equivalents at beginning of period	670,980	619,683
Cash and cash equivalents at end of period	$921,178	$545,849

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies

Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2020, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report").
Revision to Previously Reported Financial Information - In conjunction with our close process for the third quarter of 2020, we identified accounting errors related to the recognition of a liability for unasserted asbestos claims. The adjustments primarily related to an incurred but not reported ("IBNR") liability associated with unasserted asbestos claims, but also included adjustments related to the associated receivables for expected insurance proceeds for asbestos settlement and defense costs from insurance coverage and the recognition as an expense the related legal fees that were previously estimated to be recoverable from insurance carriers for which coverage is not currently sufficient following the recognition of the IBNR for periods beginning with the year ended December 31, 2014 through the second quarter of 2020 and to correct certain other previously identified immaterial errors.
We have assessed these errors, individually and in the aggregate, and concluded that they were not material to any prior annual or interim period. However, the aggregate amount of the prior period errors would have been material to our current interim condensed consolidated statements of income and to our anticipated full year results and therefore, we have revised our previously issued unaudited condensed consolidated financial information for the three and nine months ended September 30, 2019. Prior periods not presented herein will be revised, as applicable, in future filings. See Note 2 for more information.
Coronavirus Pandemic ("COVID-19") and Oil and Gas Market - During the first nine months of 2020, we have been challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19 and the emanating impacts of the pandemic on pricing and dampened demand for oil, further resulting in instability and volatility in oil commodity prices. To date, the COVID-19 pandemic has had widespread implications worldwide and has caused substantial economic uncertainty and challenging operational conditions. For example, in the first nine months of 2020, these conditions drove the announcement of significant and broad-based decreases in customer planned capital spending. As a result, many of our large customers have announced double-digit capital expenditure budget decreases for the remainder of the year, resulting in lower bookings in the first nine months of 2020 as compared to the prior year.
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
Our allowance for expected credit losses for short-term receivables as of September 30, 2020, was $76.1 million, compared to $53.4 million as of December 31, 2019. The nine months of activity included $6.9 million for the adoption of the CECL model at January 1, 2020 and $15.8 million for current period adjustments.
Our long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of amounts to be collected from insurance companies and fully-reserved receivables associated with the national oil company in Venezuela. As of September 30, 2020, we had $108.2 million of long-term receivables, compared to $118.5 million as of December 31, 2019. Our allowance for expected credit losses for long-term receivables as of September 30, 2020 was $97.9 million, compared to $101.4 million as of December 31, 2019.
We have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2020.
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

2.Revision to Previously Reported Financial Information

In conjunction with our close process for the third quarter of 2020, we identified accounting errors related to the recognition of a liability for unasserted asbestos claims. The adjustments primarily relate to an IBNR associated with unasserted asbestos claims, but also include adjustments related to the associated receivables for expected insurance proceeds for asbestos settlement and defense costs from insurance coverage and the recognition as an expense the related legal fees that were previously estimated to be recoverable from insurance carriers for which coverage is not currently sufficient following the recognition of the IBNR and to correct certain other previously identified immaterial misstatements. Prior periods not presented herein will be revised, as applicable, in future filings.
The following table presents the impact of correcting the errors previously discussed on the affected line items of our condensed consolidated balance sheet as of December 31, 2019:

	December 31, 2019
(Amounts in thousands, except par value)	As Reported	Adjustments	As Revised
Prepaid expenses and other	$105,101	$1,377	$106,478
Total current assets	2,505,370	1,377	2,506,747
Property, plant and equipment, net of accumulated depreciation (1)	572,175	(8,611)	563,564
Other assets, net of allowance for expected credit losses (2)	227,185	25,869	253,054
Total assets	4,919,642	18,635	4,938,277
Contract liabilities (3)	216,541	4,554	221,095
Total current liabilities	1,112,888	4,554	1,117,442
Retirement obligations and other liabilities (4)	473,295	57,699	530,994
Retained earnings (5)	3,695,862	(43,618)	3,652,244
Total Flowserve Corporation shareholders’ equity	1,790,357	(43,618)	1,746,739
Total equity	1,815,959	(43,618)	1,772,341
Total liabilities and equity	$4,919,642	$18,635	$4,938,277
_______________________________________
(1) Adjustment related to the misclassification of Software as a Service arrangements as property, plant and equipment rather than other assets, net, as prescribed by ASU 2018-15.
(2) Adjustment related to the associated receivables for expected insurance proceeds for asbestos settlements and defense costs.
(3) Adjustment related to one of our sites for correction in contract position caused by errors in estimated costs under the over time revenue recognition model.
(4) Adjustment primarily relates to IBNR reserves associated with unasserted asbestos claims.
(5) The adjustments to retained earnings represents the cumulative effect of the immaterial errors that were corrected in periods prior to and through December 31, 2019.

The following table presents the impact of correcting the errors previously discussed on the affected line items of our condensed consolidated statement of income for the three months ended September 30, 2019:

(Amounts in thousands, except per share data)	Three Months Ended September 30, 2019
	As Reported	Adjustments	As Revised
Sales	$996,544	$(835)	$995,709
Gross profit	333,688	(835)	332,853
Selling, general and administrative expense (1)	(226,216)	(4,146)	(230,362)
Operating income	109,559	(4,981)	104,578
Other income (expense), net (2)	(1,622)	(6,855)	(8,477)
Earnings before income taxes	96,209	(11,836)	84,373
Provision for income taxes (3)	(25,646)	3,236	(22,410)
Net earnings, including noncontrolling interests	70,563	(8,600)	61,963
Net earnings attributable to Flowserve Corporation	$68,442	(8,600)	$59,842
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.52	$(0.06)	$0.46
Diluted	0.52	(0.07)	0.45
_______________________________________
(1) Adjustment primarily relate to asbestos settlement and defense costs for related legal fees.

(2) Adjustment related to our Argentinian subsidiary's use of an incorrect exchange rate in connection with a change to using the U.S. dollar as the functional currency.
(3) Adjustment related to tax impacts of the matters described in notes (1) and (2), above.

The following table presents the impact of correcting the errors previously discussed on the affected line items of our condensed consolidated statement of income for the nine months ended September 30, 2019:

(Amounts in thousands, except per share data)	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Revised
Sales (1)	$2,876,679	(5,162)	$2,871,517
Cost of sales	(1,930,881)	(875)	(1,931,756)
Gross profit	945,798	(6,037)	939,761
Selling, general and administrative expense (2)	(655,046)	(10,579)	(665,625)
Operating income	298,809	(16,616)	282,193
Other income (expense), net (3)	(8,098)	(7,055)	(15,153)
Earnings before income taxes	255,180	(23,671)	231,509
Provision for income taxes (4)	(64,646)	6,039	(58,607)
Net earnings, including noncontrolling interests	190,534	(17,632)	172,902
Net earnings attributable to Flowserve Corporation	$183,875	(17,632)	$166,243
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.40	$(0.13)	$1.27
Diluted	1.40	(0.14)	1.26
_______________________________________
(1) Adjustment related to one of our sites related to errors in estimated costs under the over time revenue recognition model.
(2) Adjustment primarily relate to asbestos settlement and defense costs from insurance coverage and expense for related legal fees and broad-based annual incentive compensation.
(3) Adjustment related to our Argentinian subsidiary's use of an incorrect exchange rate in connection with a change to using the U.S. dollar as the functional currency.
(4) Adjustment related to tax impacts of the matters described in notes (1), (2) and (3), above.
The condensed consolidated statements of stockholders' equity for the period from January 1, 2019 to September 30, 2019 and the period from July 1, 2019 to September 30, 2019 and the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2019 have also been revised to reflect the impacts to net earnings. The impact of errors arising in periods commencing prior to January 1, 2019 and July 1, 2019 have been reflected as a reduction to opening retained earnings in the amount of $28.8 million and $37.8 million, respectively, in the condensed consolidated statement of stockholders' equity.
Except for as described below in (1), the effect of the adjustments to the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 primarily related to net earnings, including noncontrolling interests, for the change in net earnings in the table above and were offset primarily by impacts to changes in operating assets and liabilities. The following table presents the impact of correcting the errors previously discussed on the affected line items of our condensed consolidated statement of cash flows for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net cash flows provided (used) by operating activities (1)	$143,991	$(768)	$143,223
Net cash flows provided (used) by investing activities (1)	(3,851)	(652)	(4,503)
Cash and cash equivalents at end of period (1)	547,270	(1,421)	545,849
_______________________________________

(1) Primarily related to adjustments resulting from the misclassification of Software as a Service arrangements as property, plant and equipment rather than other assets, net, as prescribed by ASU 2018-15, and adjustments related to our international operations’ exposure to fluctuations in foreign currency exchange rates, resulting from our Argentinian subsidiary's change in using the U.S. dollar as our functional currency in Argentina.
The impacts of the revisions have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

3.Revenue Recognition

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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 23% and 21% of total revenue for the three month periods ended September 30, 2020 and 2019, respectively, and 22% and 19% for the nine month period ended September 30, 2020 and 2019, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 77% and 79% of total revenue for the three month period ended September 30, 2020 and 2019, respectively, and 78% and 81% for the nine month period ended September 30, 2020 and 2019, respectively. Refer to Note 2 to our consolidated financial statements included in our 2019 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$280,951	$198,472	$479,423
Aftermarket	388,584	56,294	444,878
	$669,535	$254,766	$924,301

	Three Months Ended September 30, 2019
	FPD	FCD	Total
Original Equipment	$256,664	$251,447	$508,111
Aftermarket	426,134	61,464	487,598
	$682,798	$312,911	$995,709

	Nine Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$805,150	$588,448	$1,393,598
Aftermarket	1,173,065	176,163	1,349,228
	$1,978,215	$764,611	$2,742,826

	Nine Months Ended September 30, 2019
	FPD	FCD	Total
Original Equipment	$706,092	$710,144	$1,416,236
Aftermarket	1,259,431	195,850	1,455,281
	$1,965,523	$905,994	$2,871,517

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$245,282	$96,435	$341,717
Latin America(1)	47,346	6,065	53,411
Middle East and Africa	83,330	29,045	112,375
Asia Pacific	151,227	66,836	218,063
Europe	142,350	56,385	198,735
	$669,535	$254,766	$924,301

	Three Months Ended September 30, 2019
	FPD	FCD	Total
North America(1)	$279,583	$133,881	$413,464
Latin America(1)	51,338	7,682	59,020
Middle East and Africa	87,982	23,721	111,703
Asia Pacific	129,047	85,952	214,999
Europe	134,848	61,675	196,523
	$682,798	$312,911	$995,709

	Nine Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Total
North America (1)	$782,403	$326,271	$1,108,674
Latin America(1)	136,443	18,480	154,923
Middle East and Africa	277,231	77,404	354,635
Asia Pacific	391,796	185,946	577,742
Europe	390,342	156,510	546,852
	$1,978,215	$764,611	$2,742,826

	Nine Months Ended September 30, 2019
	FPD	FCD	Total
North America (1)	$797,092	$401,921	$1,199,013
Latin America(1)	134,716	23,574	158,290
Middle East and Africa	249,694	69,484	319,178
Asia Pacific	367,204	223,864	591,068
Europe	416,817	187,151	603,968
	$1,965,523	$905,994	$2,871,517
__________________________________

(1) North America represents the United States and Canada; Latin America includes Mexico.

On September 30, 2020, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $435 million. We estimate recognition of approximately $130 million of this amount as revenue in the remainder of 2020 and an additional $305 million in 2021 and thereafter.

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
The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2020 and 2019:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2020	$272,914	9,280	$221,095	$1,652
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(159,376)	(1,198)
Revenue recognized in the period in excess of billings	654,967	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	137,986	309
Amounts transferred from contract assets to receivables	(606,564)	191	—	—
Currency effects and other, net	(11,187)	(6,585)	(1,325)	15
Ending balance, September 30, 2020	$310,130	$2,886	$198,380	$778

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2019	$229,297	$10,967	$201,702	$1,370
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(129,265)	—
Revenue recognized in the period in excess of billings	584,784	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	148,552	—
Amounts transferred from contract assets to receivables	(544,533)	(3,414)	—	—
Currency effects and other, net	(11,249)	539	3,254	248
Ending balance, September 30, 2019	$258,299	$8,092	$224,243	$1,618
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

4.Leases

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
We had $33.4 million and $34.7 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of September 30, 2020 and December 31, 2019, respectively. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

Other information related to our leases is as follows:

			September 30,	December 31,
(Amounts in thousands)			2020	2019
Operating Leases:
ROU assets recorded under operating leases			$227,437	$220,865
Accumulated amortization associated with operating leases			(60,587)	(34,647)
Total operating leases ROU assets, net			$166,850	$186,218

Liabilities recorded under operating leases (current)			$34,634	$36,108
Liabilities recorded under operating leases (non-current)			133,348	151,523
Total operating leases liabilities			$167,982	$187,631

Finance Leases:
ROU assets recorded under finance leases			$26,942	$19,606
Accumulated depreciation associated with finance leases			(8,443)	(7,551)
Total finance leases ROU assets, net(1)			$18,499	$12,055

Total finance leases liabilities(2)			$18,540	$11,788

The costs components of operating and finance leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Operating Lease Costs:
Fixed lease expense(3)	$14,114	$13,858	$42,655	$43,864
Variable lease expense(3)	1,569	1,119	5,260	3,999
Total operating lease expense	$15,683	$14,977	$47,915	$47,863

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$1,448	$993	$4,051	$3,280
Interest on lease liabilities(4)	181	102	472	253
Total finance lease expense	$1,629	$1,095	$4,523	$3,533
_____________________
(1) Included in property, plant and equipment, net of accumulated depreciation.
(2) Included in debt due within one year and long-term debt due after one year, accordingly.
(3) Included in cost of sales and selling, general and administrative expense, accordingly.
(4) Included in interest expense.

Supplemental cash flows information as of and for the nine months ended:

	September 30,
(Amounts in thousands, except lease term and discount rate)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$51,918	$39,642
Financing cash flows from finance leases(2)	3,408	4,177
ROU assets obtained in exchange for lease obligations:
Operating leases	$16,327	15,739
Finance leases	12,278	10,184
Weighted average remaining lease term (in years)
Operating leases	8 years	9 years
Finance leases	7 years	4 years
Weighted average discount rate (percent)
Operating leases	4.4%	4.6%
Finance leases	3.5%	3.7%
_____________________

(1) Included in our condensed consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other.
(2) Included in our condensed consolidated statement of cash flows, financing activities, payments under other financing arrangements.
Future undiscounted lease payments under operating and finance leases as of September 30, 2020 were as follows (amounts in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$10,527	$1,437
2021	37,135	5,281
2022	30,869	4,267
2023	24,494	2,775
2024	18,889	1,353
Thereafter	79,176	6,064
Total future minimum lease payments	$201,090	$21,177
Less: Imputed interest	(33,108)	(2,637)
Total	$167,982	$18,540

Other current liabilities	$34,634	$—
Operating lease liabilities	133,348	—
Debt due within one year	—	5,626
Long-term debt due after one year	—	12,914
Total	$167,982	$18,540

5.Stock-Based Compensation Plans

Effective January 1, 2020, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”). The 2020 Plan replaces and supersedes the Flowserve Corporation Equity and Incentive Compensation Plan ("2010 Plan") in its entirety. See Note 7 to our consolidated financial statements included in our 2019 Annual Report for additional information on the 2010 Plan. The 2020 Plan authorizes the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock, in addition to any shares available for issuance or subject to forfeiture under the 2010 Plan as of its expiration on December 31, 2019. Of the shares of common stock authorized under the 2020 Plan and remaining shares under the 2010 Plan, 13,527,202 were available for issuance as of September 30, 2020. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2020, 114,943 stock options were outstanding, with a grant date fair value of $2.0 million recognized over three years. As of September 30, 2020, compensation associated with these stock options was fully earned. The total fair value of stock options vested during both the three and nine months ended September 30, 2020 was $2.0 million, compared to no stock options vested during both the three and nine months ended September 30, 2019. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the nine months ended September 30, 2020 and 2019.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $25.7 million and $23.4 million at September 30, 2020 and December 31, 2019, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2020 and 2019 was $4.9 million and $0.3 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2020 and 2019 was $25.9 million and $16.5 million, respectively.
We recorded stock-based compensation expense of $4.3 million ($5.6 million pre-tax) and $5.5 million ($7.2 million pre-tax) for the three months ended September 30, 2020 and 2019, respectively. We recorded stock-based compensation expense of $18.7 million ($24.1 million pre-tax) and $17.4 million ($22.5 million pre-tax) for the nine months ended September 30, 2020 and 2019, respectively. Performance-based shares granted in 2016 did not vest due to performance targets not being achieved, resulting in 115,302 forfeited shares and a $4.5 million reduction of stock-based compensation expense for the nine months ended September 30, 2019.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2020
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2020	1,690,600	$46.71
Granted	706,340	46.92
Vested	(576,441)	44.99
Forfeited	(355,922)	49.32
Outstanding as of September 30, 2020	1,464,577	$46.86

Unvested Restricted Shares outstanding as of September 30, 2020 included approximately 551,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Most unvested units were granted in three annual grants since January 1, 2018 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Except for shares granted under the 55/10 Provision, compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,103,000 shares based on performance targets. As of September 30, 2020, we estimate vesting of approximately 608,000 shares based on expected achievement of performance targets.

6.Derivative Instruments and Hedges
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
Foreign exchange contracts with third parties had a notional value of $399.6 million and $398.5 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the length of foreign exchange contracts currently in place ranged from 9 days to 23 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Current derivative assets	$1,082	$892
Noncurrent derivative assets	65	15
Current derivative liabilities	682	3,418
Noncurrent derivative liabilities	4	8

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Losses recognized in income	$(2,293)	$(1,817)	$(2,354)	$(4,511)

Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
On September 22, 2020, as a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into a cross-currency swap ("Swap") associated with our Euro investment in certain of our international subsidiaries and was designated as a net investment hedge. We exclude the interest accruals on the swap from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swap attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss on our consolidated balance sheet. As of September 30, 2020, the notional value of the Swap was €163.2 million and has an early termination date of September 2025.
In March 2015, we designated €255.7 million of our 1.25% EUR 2022 Senior Notes ("2022 Euro Senior Notes") discussed in Note 6 as a net investment hedge of our Euro investment in certain of our international subsidiaries. On September 22, 2020, we increased the designated hedged value on the 2022 Euro Senior Notes to €336.3 million. For each reporting period, the change in the carrying value due to the remeasurement of the effective portion is reported in accumulated other comprehensive loss on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed consolidated statement of income.
We use the spot method to measure the effectiveness of both of the net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness during the nine months ended September 30, 2020 and 2019.

7.Debt

Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2020	2019
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $1,239 and $2,653	393,403	$557,847
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $1,410 and $1,924	498,590	498,076
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,455 and $1,777	298,545	298,223
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $6,277 as of September 30, 2020	493,723	—
Finance lease obligations and other borrowings	25,402	23,103
Debt and finance lease obligations	1,709,663	1,377,249
Less amounts due within one year	8,581	11,272
Total debt due after one year	$1,701,082	$1,365,977

Senior Notes
On September 14, 2020, we completed a public offering of $500.0 million in aggregate principal amount of senior notes due October 1, 2030 ("2030 Senior Notes"). The 2030 Senior Notes bear an interest rate of 3.50% per year, payable on April 1 and October 1 of each year, commencing on April 1, 2021. The 2030 Senior Notes were priced at 99.656% of par value, reflecting a discount to the aggregate principal amount. We used a portion of the net proceeds of the 2030 Senior Notes offering to fund a partial tender offer of our 2022 Euro Senior Notes. As of September 30, 2020 we had tendered $191.4 million of our 2022 Euro Senior Notes and have recorded in interest expense an early extinguishment loss of $1.2 million. We intend to use the remaining net proceeds from the 2030 Senior Notes for future debt reduction.

Senior Credit Facility
On September 4, 2020, we amended our credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto ("Amended Credit Agreement") to provide greater flexibility in maintaining adequate liquidity in the event we have the need to access available borrowings under our Senior Credit Facility ("Credit Facility"). The Amended Credit Agreement provides for an $800.0 million unsecured senior credit facility with a maturity date of July 16, 2024. The Credit Facility includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans. We have the right to increase the amount of the Credit Facility by an aggregate amount not to exceed $400.0 million, subject to certain conditions, including each Lender's approval providing any increase.
The Amended Credit Agreement, among other things, (i) replaces the existing leverage ratio financial covenant (the “Existing Leverage Covenant”) with a leverage ratio financial covenant that requires the Company’s ratio of consolidated funded indebtedness, minus the amount of all cash and cash equivalents on our balance sheet in excess of $250.0 million, to the Company’s Consolidated EBITDA, not to exceed 4.00 to 1.00 as of the last day of any quarter through and including December 31, 2021 (the “Covenant Relief Period”), (ii) amends the Existing Leverage Covenant to provide that it will not be tested until the quarter ending March 31, 2022, (iii) provides that the Existing Leverage Covenant, beginning March 31, 2022, cannot exceed 4.00 to 1.00 (or as increased to 4.50 to 1.00 in connection with certain acquisitions) and (iv) limits the Company’s ability to pay dividends and repurchase its shares of common stock, par value $1.25, during the Covenant Relief Period, to an amount not to exceed 115% of the total amount of dividends and share repurchases we made during the period commencing January 1, 2019 through and including June 30, 2020.
The interest rates per annum applicable to the Senior Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC ("S&P") Ratings, or, at our option, the Base Rate (as defined in the Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Ratings. At September 30, 2020, the interest rate on the Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the Credit
Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings.  The commitment fee was 0.20% (per annum) during the period ended September 30, 2020.
As of September 30, 2020 and December 31, 2019, we had no revolving loans outstanding. We had outstanding letters of credit of $54.1 million and $88.5 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the amount available for borrowings under our Senior Credit Facility was $745.9 million, compared to $711.5 million at December 31, 2019.
Our compliance with applicable financial covenants under the Senior Notes and Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of September 30, 2020.

8.Fair Value

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 7. The estimated fair value of our Senior Notes at September 30, 2020 was $1,711.9 million compared to the carrying value of $1,684.3 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2020 and December 31, 2019.

9.Inventories

Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Raw materials	$345,419	$328,080
Work in process	246,902	192,993
Finished goods	207,239	218,408
Less: Excess and obsolete reserve	(85,071)	(78,644)
Inventories, net	$714,489	$660,837

10.Earnings Per Share

The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2020	2019
Net earnings of Flowserve Corporation	$51,003	$59,842
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$51,003	$59,842
Weighted average shares:
Common stock	130,292	131,122
Participating securities	21	23
Denominator for basic earnings per common share	130,313	131,145
Effect of potentially dilutive securities	587	701
Denominator for diluted earnings per common share	130,900	131,846
Earnings per common share:
Basic	$0.39	$0.46
Diluted	0.39	0.45

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2020	2019
Net earnings of Flowserve Corporation	$59,433	$166,243
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$59,433	$166,243
Weighted average shares:
Common stock	130,390	131,070
Participating securities	23	22
Denominator for basic earnings per common share	130,413	131,092
Effect of potentially dilutive securities	655	605
Denominator for diluted earnings per common share	131,068	131,697
Earnings per common share:
Basic	$0.46	$1.27
Diluted	0.45	1.26

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.

11.Legal Matters and Contingencies

Asbestos-Related Claims
We are a defendant in a substantial number of lawsuits that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. While the overall number of asbestos-related claims in which we or our predecessors have been named has generally declined in recent years, there can be no assurance that this trend will continue, or that the average cost per claim to us will not further increase. Asbestos-containing materials incorporated into any such products were encapsulated and used as internal components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment.
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months		Year Ended
	September 30,		September 30,		December 31,
	2020	2019	2020	2019	2019
Beginning claims(1)	8,100	8,315	8,345	8,619	8,619
New claims	635	656	1,672	1,671	2,314
Resolved claims	(398)	(699)	(1,706)	(2,027)	(2,601)
Other(2)	9	5	35	14	13
Ending claims(1)	8,346	8,277	8,346	8,277	8,345
____________________
(1) All claims data in each period excludes inactive claims, as the Company considers it unlikely that inactive cases will be pursued further by the respective plaintiffs. A claim is classified as inactive either due to inactivity over a period of time or if designated as inactive by the applicable court.
(2) Represents the net change in claims as a result of the reclassification of active cases as inactive and inactive cases as active during the period indicated. Cases moved from active to inactive status are removed from the claims count without being accounted for as a "Resolved claim", and cases moved from inactive status to active status are added back to the claims count without being accounted for as a “New claim”.

During the nine months ended September 30, 2020, the Company paid (net of insurance and/or indemnity) approximately $12.1 million to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses.
Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities, in whole or in part.
We believe that our reserve for asbestos claims and the receivable for recoveries from insurance carriers that we have recorded for these claims reflects reasonable and probable estimates of these amounts. Our estimate of our ultimate exposure for asbestos claims, however, is subject to significant uncertainties, including the timing and number and types of new claims, unfavorable court rulings, judgments or settlement terms and ultimate costs to settle. Additionally, including the continued viability of carriers, may also impact the amount of probable insurance recoveries. We believe that these uncertainties could have a material adverse impact on our business, financial condition, results of operations and cash flows, though we currently believe the likelihood is remote.
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

12.Retirement and Postretirement Benefits

Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2020 and 2019 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2020	2019	2020	2019	2020	2019
Service cost	$6.4	$5.9	$2.0	$1.3	$—	$—
Interest cost	3.8	4.5	1.8	2.0	0.1	0.2
Expected return on plan assets	(6.4)	(6.4)	(1.4)	(1.7)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of unrecognized net loss (gain)	1.7	1.0	1.2	0.6	—	—
Net periodic cost recognized	$5.5	$5.0	$3.7	$2.3	$0.1	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2020 and 2019 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2020	2019	2020	2019	2020	2019
Service cost	$19.4	$17.4	$5.4	$4.2	$—	$—
Interest cost	11.3	13.2	5.0	6.5	0.4	0.5
Expected return on plan assets	(19.3)	(19.2)	(3.8)	(5.5)	—	—
Amortization of prior service cost	0.1	0.1	0.2	0.2	0.1	0.1
Amortization of unrecognized net loss (gain)	5.2	2.8	3.3	2.1	(0.1)	(0.1)
Net periodic cost recognized	$16.7	$14.3	$10.1	$7.5	$0.4	$0.5

The components of net periodic cost for retirement and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statement of income.

13.Shareholders’ Equity

Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared per share	$0.20	$0.19	$0.60	$0.57

Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We had no repurchases of shares of our outstanding common stock for the three months ended September 30, 2020, compared to 113,656 shares repurchases for $5.4 million for the same period in 2019. We repurchased 1,057,115 shares of our outstanding common stock for $32.1 million, and 113,656 shares for $5.4 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had $113.6 million of remaining capacity under our current share repurchase program.

14.Income Taxes

For the three months ended September 30, 2020, we earned $72.3 million before taxes and provided for income taxes of $18.7 million resulting in an effective tax rate of 25.8%. For the nine months ended September 30, 2020, we earned $125.5 million before taxes and provided for income taxes of $59.2 million resulting in an effective tax rate of 47.2%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2020 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations.
For the three months ended September 30, 2019, we earned $84.4 million before taxes and provided for income taxes of $22.4 million resulting in an effective tax rate of 26.6%. For the nine months ended September 30, 2019, we earned $231.5 million before taxes and provided for income taxes of $58.6 million resulting in an effective tax rate of 25.3%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2019 primarily due to the BEAT provision in the Tax Reform Act and state tax, partially offset by the net impact of foreign operations.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of September 30, 2020, the amount of unrecognized tax benefits increased by $6.0 million from December 31, 2019. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2013 or non-U.S. income tax audits for years through 2012. We are currently under examination for various years in Canada, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Philippines, Saudi Arabia, the U.S. and Venezuela.
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

15.Segment Information

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$669,535	$254,766	$924,301	$—	$924,301
Intersegment sales	673	455	1,128	(1,128)	—
Segment operating income	86,660	30,752	117,412	(30,090)	87,322

Three Months Ended September 30, 2019
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$682,798	$312,911	$995,709	$—	$995,709
Intersegment sales	(52)	1,066	1,014	(1,014)	—
Segment operating income	85,461	49,243	134,704	(30,126)	104,578

Nine Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,978,215	$764,611	$2,742,826	$—	$2,742,826
Intersegment sales	1,710	2,280	3,990	(3,990)	—
Segment operating income	186,740	74,160	260,900	(105,923)	154,977

Nine Months Ended September 30, 2019
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,965,523	$905,994	$2,871,517	$—	$2,871,517
Intersegment sales	1,249	2,716	3,965	(3,965)	—
Segment operating income	242,085	134,689	376,774	(94,581)	282,193

16.Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2020 and 2019:

	2020				2019
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - July 1	$(507,633)	$(129,094)	$(573)	$(637,300)	$(443,828)	$(117,244)	$(753)	$(561,825)
Other comprehensive income (loss) before reclassifications	25,204	(3,647)	41	21,598	(30,600)	2,184	44	(28,372)
Amounts reclassified from AOCL	—	2,671	—	2,671	—	1,464	—	1,464
Net current-period other comprehensive income (loss)	25,204	(976)	41	24,269	(30,600)	3,648	44	(26,908)
Balance - September 30	$(482,429)	$(130,070)	$(532)	$(613,031)	$(474,428)	$(113,596)	$(709)	$(588,733)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.9 million and $5.2 million at July 1, 2020 and 2019, respectively, and $5.8 million and $5.1 million at September 30, 2020 and 2019, respectively. Includes net investment hedge losses of $12.1 million and gains of $9.3 million, net of deferred taxes, at September 30, 2020 and 2019, respectively. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2020(1)	2019(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(2,942)	$(1,564)
Prior service costs(2)	Other income (expense), net	(150)	(131)
	Tax benefit	421	231
	Net of tax	$(2,671)	$(1,464)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 12 for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2020 and 2019:

	2020				2019
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(441,407)	$(137,161)	$(671)	$(579,239)	$(447,925)	$(120,647)	$(858)	$(569,430)
Other comprehensive (loss) income before reclassifications	(41,022)	(531)	139	(41,414)	(26,503)	2,576	149	(23,778)
Amounts reclassified from AOCL	—	7,622	—	7,622	—	4,475	—	4,475
Net current-period other comprehensive (loss) income	(41,022)	7,091	139	(33,792)	(26,503)	7,051	149	(19,303)
Balance - September 30	$(482,429)	$(130,070)	$(532)	$(613,031)	$(474,428)	$(113,596)	$(709)	$(588,733)
_________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.1 million and $4.5 million at January 1, 2020 and 2019, respectively, and $5.8 million and $5.1 million at September 30, 2020 and 2019, respectively. Includes net investment hedge losses of $24.6 million and $5.9 million, net of deferred taxes, for the nine months ended September 30, 2020 and 2019, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2020(1)	2019(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(8,456)	$(4,727)
Prior service costs(2)	Other income (expense), net	(429)	(408)
	Tax benefit	1,263	660
	Net of tax	$(7,622)	$(4,475)
________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 12 for additional details.

17.Realignment and Transformation Programs

In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program (defined below) to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these activities of approximately $75 million and that the majority of the charges will be incurred in 2020. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized. The realignment programs initiated in 2015 ("2015

Realignment Programs"), which consisted of both restructuring and non-restructuring charges, were substantially complete as of March 31, 2020, resulting in $362.4 million of total charges incurred through the completion of the programs.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to our realignment activities and Flowserve 2.0 Transformation charges. Realignment charges incurred in 2020 related to our 2020 Realignment Program and realignment charges incurred in 2019 related to our 2015 Realignment Programs:

	Three Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$5,469	$590	$6,059	$—	$6,059
SG&A	(10)	(2)	(12)	—	(12)
	$5,459	$588	$6,047	$—	$6,047
Non-Restructuring Charges
COS	$1,210	$(1,366)	$(156)	$(245)	$(401)
SG&A	1,097	75	1,172	613	1,785
	$2,307	$(1,291)	$1,016	$368	$1,384
Total Realignment Charges
COS	$6,679	$(776)	$5,903	$(245)	$5,658
SG&A	1,087	73	1,160	613	$1,773
Total	$7,766	$(703)	$7,063	$368	$7,431

Transformation Charges
SG&A	$—	$—	$—	$4,746	$4,746
	$—	$—	$—	$4,746	$4,746

Total Realignment and Transformation Charges
COS	$6,679	$(776)	$5,903	$(245)	$5,658
SG&A	1,087	73	1,160	5,359	6,519
Total	$7,766	$(703)	$7,063	$5,114	$12,177

	Three Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$197	$811	$1,008	$—	$1,008
SG&A	37	—	37	—	37
	$234	$811	$1,045	$—	$1,045
Non-Restructuring Charges
COS	$2,409	$3	$2,412	$—	$2,412
SG&A	343	—	343	994	1,337
	$2,752	$3	$2,755	$994	$3,749
Total Realignment Charges
COS	$2,606	$814	$3,420	$—	$3,420
SG&A	380	—	380	994	$1,374
Total	$2,986	$814	$3,800	$994	$4,794

Transformation Charges
SG&A	$—	$—	$—	$5,058	$5,058
	$—	$—	$—	$5,058	$5,058

Total Realignment and Transformation Charges
COS	$2,606	$814	$3,420	$—	$3,420
SG&A	380	$—	380	6,052	6,432
Total	$2,986	$814	$3,800	$6,052	$9,852

	Nine Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$18,800	$318	$19,118	$—	$19,118
SG&A	221	(5)	216	—	216
	$19,021	$313	$19,334	$—	$19,334
Non-Restructuring Charges
COS	$13,339	$7,876	$21,215	$303	$21,518
SG&A	10,899	4,459	15,358	16,107	31,465
	$24,238	$12,335	$36,573	$16,410	$52,983
Total Realignment Charges
COS	$32,139	$8,194	$40,333	$303	$40,636
SG&A	11,120	4,454	15,574	16,107	31,681
Total	$43,259	$12,648	$55,907	$16,410	$72,317

Transformation Charges
SG&A	—	—	—	16,007	16,007
	$—	$—	$—	$16,007	$16,007

Total Realignment and Transformation Charges
COS	$32,139	$8,194	$40,333	$303	$40,636
SG&A	11,120	4,454	15,574	32,114	47,688
Total	$43,259	$12,648	$55,907	$32,417	$88,324

	Nine Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$1,892	$1,291	$3,183	$—	$3,183
SG&A(1)	(17,072)	413	(16,659)	—	(16,659)
	$(15,180)	$1,704	$(13,476)	$—	$(13,476)
Non-Restructuring Charges
COS	$9,531	$72	$9,603	$—	$9,603
SG&A	770	34	804	2,237	3,041
	$10,301	$106	$10,407	$2,237	$12,644
Total Realignment Charges
COS	$11,423	$1,363	$12,786	$—	$12,786
SG&A	(16,302)	447	(15,855)	2,237	(13,618)
Total	$(4,879)	$1,810	$(3,069)	$2,237	$(832)

Transformation Charges
SG&A	—	—	—	21,044	21,044
	$—	$—	$—	$21,044	$21,044

Total Realignment and Transformation Charges
COS	$11,423	$1,363	$12,786	$—	$12,786
SG&A	(16,302)	447	(15,855)	23,281	7,426
Total	$(4,879)	$1,810	$(3,069)	$23,281	$20,212
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that were included in our 2015 Realignment Programs.

The following is a summary of total inception to date charges, net of adjustments, related to the 2020 Realignment Program initiated in 2020:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$17,119	$423	$17,542	$—	$17,542
SG&A	116	22	138	—	138
	$17,235	$445	$17,680	$—	$17,680
Non-Restructuring Charges
COS	$13,213	$1,551	$14,764	$303	$15,067
SG&A	10,413	4,387	14,800	15,465	30,265
	$23,626	$5,938	$29,564	$15,768	$45,332
Total Realignment Charges
COS	$30,332	$1,974	$32,306	$303	$32,609
SG&A	10,529	4,409	14,938	15,465	30,403
Total	$40,861	$6,383	$47,244	$15,768	$63,012

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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities. Restructuring charges incurred in 2020 related to our 2020 Realignment Program and restructuring charges incurred in 2019 related to our 2015 Realignment Programs:

	Three Months Ended September 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$4,704	$—	$331	$1,024	$6,059
SG&A	(16)	—	3	1	(12)
Total	$4,688	$—	$334	$1,025	$6,047

	Three Months Ended September 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(729)	$3	$19	$1,715	$1,008
SG&A	(9)	—	5	41	37
Total	$(738)	$3	$24	$1,756	$1,045

	Nine Months Ended September 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,959	$—	$1,322	$837	$19,118
SG&A	228		25	(37)	216
Total	$17,187	$—	$1,347	$800	$19,334

	Nine Months Ended September 30, 2019
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs/ (Gains)	Other	Total
COS	$1,099	$51	$(799)	$2,832	$3,183
SG&A(1)	1,609	—	(18,496)	228	(16,659)
Total	$2,708	$51	$(19,295)	$3,060	$(13,476)
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that were included in our 2015 Realignment Programs.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2020 Realignment Program initiated in 2020:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$15,276	$—	$1,325	$941	$17,542
SG&A	110	—	27	1	138
Total	$15,386	$—	$1,352	$942	$17,680

The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the nine months ended September 30, 2020 and 2019:

(Amounts in thousands)	2020	2019
Balance at January 1	$6,703	$11,927
Charges, net of adjustments	17,986	5,817
Cash expenditures	(4,772)	(8,196)
Other non-cash adjustments, including currency	425	(461)
Balance at September 30	$20,342	$9,087
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
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. We have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 165 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.
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

COVID-19 Update
The COVID-19 pandemic continues to have an impact on human health, the global economy and society at large. The pandemic is expected to continue to adversely impact, for its duration, our operations and financial performance. In response, we continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies. Our cross-functional crisis management team established during the first quarter of 2020 has continued monitoring and making recommendations to management to help us continue operating as an essential business, while also protecting the health and safety of our associates.
Despite our evolving response, the COVID-19 pandemic has had an adverse effect on our performance during the nine months of 2020, which we expect will continue through at least the remainder of 2020. While we cannot reasonably estimate with certainty the duration and severity of the COVID-19 pandemic or its ultimate impact on the global economy, our business or our financial condition and results, we nonetheless remain committed to providing the critical support, products and services that our customers rely on, and currently believe that we will emerge from these events well positioned for long-term growth.
Health and Safety of Our Associates
The health and safety of our associates, suppliers and customers around the world continues to be our first priority as we continue to navigate the COVID-19 pandemic, including recent spikes in cases in various geographies in which we operate. We are incredibly proud of the great teamwork exhibited by our global workforce who have demonstrated strong resilience in adapting to continually evolving health and safety guidelines while addressing these challenging times and providing products and services to our customers.
We have implemented policies and practices to help protect our workforce so they can safely and effectively carry out their vital work, and we have continued to revise those policies and practices in light of guidance received from local and regional health authorities where appropriate. We instituted global restrictions on non-essential travel in March 2020 and the work-from-home policy for all non-essential employees who are able to do so has continued in effect in locations where health officials have advised such policies, including for our global headquarters in Irving, Texas, which will maintain its work-from-home policy at least through the end of 2020. In those locations where employees are going to work in our facilities, we have continued taking steps, consistent with guidelines from local and global health experts to protect our employees so that we can continue to manufacture critical technologies and equipment, including providing face coverings and other personal protective equipment, enhanced cleaning of sites and implemented social distancing protocols.
Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. While some of our facilities have experienced periods of temporary closures during the first six months of 2020 in accordance with decrees, orders and laws in their respective countries and geographies, as of November 13, 2020, all of our facilities are open and operational, and are running close to pre-COVID-19 levels as we continue to make essential products and provide services for our customers. However, the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic.
Customer Demand
During the first nine months of 2020, the COVID-19 pandemic’s reduction in global demand for oil and gas, coupled with excessive supply due to disagreements between the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations in the first half of 2020, led to extreme volatility in global markets and in oil prices. These conditions have adversely impacted our customers, particularly in the oil and gas markets. For example, in the first half of 2020, these conditions drove a significant and broad-based decrease in customer planned capital spending, leading many of our large customers to announce double-digit capital expenditure budget decreases for the remainder of 2020. As a result, we saw overall bookings decline by 21.2% in the third quarter of 2020 as compared to the same period in 2019, resulting in a lower sequential backlog, though we have not seen a significant increase in the levels of customer cancellations in our existing backlog.
Additionally, the rapidly evolving impacts of the COVID-19 pandemic have caused reduced activity levels in our aftermarket business in the first nine months of 2020 due to deferred spending of our customers' repair and maintenance budgets, including the impact of restricted access to our customers' facilities. While we expect that these repair and maintenance projects will ultimately need to be completed, the timing will largely depend on the duration of the COVID-19 pandemic and how the virus continues to spread in our customer’s various geographies.
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
Supply Chain Impact
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping conditions related to the COVID-19 pandemic, some of which continue to exist in highly affected countries. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. Though some of these issues have abated as the year has progressed, certain disruptions in our supply chain and their effects have continued through the third and fourth quarter of 2020 and we expect they will continue as the COVID-19 pandemic continues.
Operational Impacts
We have also engaged in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “—RESULTS OF OPERATIONS – Three and nine months ended September 30, 2020 and 2019”), a freeze on all non-essential open employment requisitions, cancellation of merit-based payroll increases for 2020, reduction of capital expenditures to approximately $60 million and cuts in other discretionary spending. Together, we are planning approximately $100 million of cost reductions, excluding realignment charges, in 2020 as compared to 2019, due in large part to our response to the effects of COVID-19, which partially offsets the increased costs and operational impacts of the safety protocols and procedures that we have implemented as described above under the heading "-Health and Safety of Our Associates." We continue to evaluate additional cost savings measures and will continue to implement such measures in the near term in order to reduce the impact of the COVID-19 pandemic on our financial results.
We continually monitor and assess the spread of COVID-19, including in areas that have seen recent increases in cases, and we will continue to adapt our operations to respond the changing conditions as needed. As we continue to manage our business through this unprecedented time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.
2020 Outlook
As the headwinds experienced during the first nine months of 2020 continue to impact our business, we expect to see an approximately 20% decline in bookings in the fourth quarter of 2020 as compared to the same period in 2019, with slightly less of an impact on revenue, which we expect will decline approximately 10% as compared to the same period in 2019. Despite these effects, however, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. As of September 30, 2020, we had approximately $1.7 billion of liquidity, consisting of cash and cash equivalents of $921.2 million and $745.9 million of borrowings available under our Senior Credit Facility. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout the remainder of 2020 and 2021.

RESULTS OF OPERATIONS — Three months ended September 30, 2020 and 2019

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.

In conjunction with our close process for the third quarter of 2020, we identified accounting errors related to the recognition of a liability for unasserted asbestos claims. The adjustments primarily related to an incurred but not reported ("IBNR") liability associated with unasserted asbestos claims, but also included adjustments related to the associated receivables for expected insurance proceeds for asbestos settlement and defense costs from insurance coverage and the recognition as an expense the related legal fees that were previously estimated to be recoverable from insurance carriers for which coverage is not currently sufficient following the recognition of the IBNR for periods beginning with the year ended December 31, 2014 through the second quarter of 2020 and to correct certain other previously identified immaterial errors. These errors, individually and in the aggregate, are not material to any prior annual or interim period. However, the aggregate amount of the prior period errors would have been material to our current interim condensed consolidated statements of income and to our anticipated full year results and therefore, we have revised our previously issued financial information for the three and nine months ended September 30, 2019, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
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
In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs. We anticipate a total investment in 2020 Realignment Program activities of approximately $75 million and that the majority of the remaining charges will be incurred through the remainder of 2020. Based on actions initiated in the second quarter of 2020, we estimate that we have achieved cost savings of approximately $14 million as of September 30, 2020, with approximately $5 million of those savings in COS and approximately $9 million in SG&A. Upon completion of the 2020 Realignment Program activities, we expect full year run-rate cost savings of approximately $100 million. Actual savings could vary from expected savings, which represent management’s best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized. The realignment programs initiated in 2015 ("2015 Realignment Programs"), which consisted of both restructuring and non-restructuring charges, were substantially complete as of March 31, 2020, resulting in $362.4 million of total charges incurred through the completion of the programs.

Realignment Activity
The total charges incurred in 2020 related to our 2020 Realignment Program activities and Flowserve 2.0 Transformation by segment and the charges incurred in 2019 related to our 2015 Realignment Programs and Flowserve 2.0 Transformation by segment are presented in the following tables:

	Three Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$6,679	$(776)	$5,903	$(245)	$5,658
SG&A	1,087	73	1,160	5,359	6,519
Total	$7,766	$(703)	$7,063	$5,114	$12,177

	Three Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$2,606	$814	$3,420	$—	$3,420
SG&A	380	$—	380	6,052	6,432
Total	$2,986	$814	$3,800	$6,052	$9,852

	Nine Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$32,139	$8,194	$40,333	$303	$40,636
SG&A	11,120	$4,454	15,574	32,114	47,688
Total	$43,259	$12,648	$55,907	$32,417	$88,324

	Nine Months Ended September 30, 2019
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$11,423	$1,363	$12,786	$—	$12,786
SG&A(1)	(16,302)	447	(15,855)	23,281	7,426
Total	$(4,879)	$1,810	$(3,069)	$23,281	$20,212
_______________________________
(1) Primarily consists of gains from the sales of non-strategic manufacturing facilities that were included in our 2015 Realignment Programs.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2020	2019
Bookings	$806.1	$1,023.4
Sales	924.3	995.7

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
Bookings	$2,587.3	$3,188.4
Sales	2,742.8	2,871.5

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2020 decreased by $217.3 million, or 21.2%, as compared with the same period in 2019. The decrease included currency benefits of approximately $4 million. The decrease was driven by lower customer bookings in the oil and gas, chemical, power generation and water management industries, partially offset by increased bookings in the general industries. Customer bookings were down in both aftermarket and original equipment, which have decreased in light of the impacts of COVID-19 on customer spending and distressed oil prices on these industries.
Bookings for the nine months ended September 30, 2020 decreased by $601.1 million, or 18.9%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $36 million. The decrease was driven by lower bookings in the oil and gas, chemical, power generation and water management industries, partially offset by increased bookings in the general industries. Customer bookings were down in both aftermarket and original equipment, which have decreased in light of the impacts of COVID-19 on customer spending and distressed oil prices on these industries.
Sales for the three months ended September 30, 2020 decreased by $71.4 million, or 7.2%, as compared with the same period in 2019. The decrease included currency benefits of approximately $5 million. The decreased sales were driven by both original equipment and aftermarket sales, with decreased sales into North America, Latin America and Asia Pacific, partially offset by increased sales into the Middle East and Europe. Net sales to international customers, including export sales from the U.S., were approximately 68% and 63% of total sales for the three months ended September 30, 2020 and 2019, respectively.
Sales for the nine months ended September 30, 2020 decreased by $128.7 million, or 4.5%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $34 million. The decreased sales were primarily driven by aftermarket sales, with decreased sales into North America, Europe, Asia Pacific, Africa and Latin America, partially offset by increased sales into the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 65% and 63% of total sales for the nine months ended September 30, 2020 and 2019, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1,980.1 million at September 30, 2020 decreased by $176.9 million, or 8.2%, as compared with December 31, 2019. Currency effects provided an increase of approximately $1 million. Approximately 36% and 33% of the backlog at September 30, 2020 and December 31, 2019, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $435 million, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Gross profit	$285.2	$332.9
Gross profit margin	30.9%	33.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Gross profit	$821.4	$939.8
Gross profit margin	29.9%	32.7%

Gross profit for the three months ended September 30, 2020 decreased by $47.7 million, or 14.3%, as compared with the same period in 2019. Gross profit margin for the three months ended September 30, 2020 of 30.9% decreased from 33.4% for the same period in 2019. The decrease in gross profit margin was primarily due to sales mix shift to lower margin original equipment sales and revenue recognized on lower margin original equipment orders as compared to the same period in 2019, partially offset by increased savings related to our 2020 Realignment Program as compared to the same period in 2019. Aftermarket sales represented approximately 48% of total sales, as compared with approximately 49% of total sales for the same period in 2019.

Gross profit for the nine months ended September 30, 2020 decreased by $118.4 million, or 12.6%, as compared with the same period in 2019. Gross profit margin for the nine months ended September 30, 2020 of 29.9% decreased from 32.7% for the same period in 2019. The decrease in gross profit margin was primarily due to a sales mix shift to lower margin original equipment sales, revenue recognized on lower margin original equipment orders as compared to the same period in 2019, increased realignment charges associated with our 2020 Realignment Program and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $15.0 million of manufacturing costs being expensed and other related costs. Aftermarket sales represented approximately 49% of total sales, as compared with approximately 51% of total sales for the same period in 2019.

Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
SG&A	$200.7	$230.4
SG&A as a percentage of sales	21.7%	23.1%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
SG&A	$675.5	$665.6
SG&A as a percentage of sales	24.6%	23.2%

SG&A for the three months ended September 30, 2020 decreased by $29.7 million, or 12.9%, as compared with the same period in 2019. Currency effects yielded an increase of approximately $2 million. SG&A as a percentage of sales for the three months ended September 30, 2020 decreased 140 basis points as compared with the same period in 2019 primarily due to a decrease in travel and selling-related expenses from our cost-saving initiatives in response to COVID-19 and increased savings related to our 2020 Realignment Program as compared to the same period in 2019, partially offset by the reversal of a loss contingency related to a legal matter in the same period in 2019 that did not recur.
SG&A for the nine months ended September 30, 2020 increased by $9.9 million, or 1.5%, as compared with the same period in 2019. Currency effects yielded a decrease of approximately $4 million. SG&A as a percentage of sales for the nine months ended September 30, 2020 increased 140 basis points as compared with the same period in 2019 primarily due to increased charges related to our 2020 Realignment Program, an $8.5 million write-down of accounts receivables and contract assets related to a contract with an oil and gas customer in Latin America, and the favorable impacts resulting from gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019 that did not recur. This increase was partially offset by a decrease in travel and selling-related expenses from our cost-saving initiatives in response to COVID-19 and increased savings related to our 2020 Realignment Program as compared to the same period in 2019.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2020	2019
Net earnings from affiliates	$2.8	$2.1

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
Net earnings from affiliates	$9.1	$8.1

Net earnings from affiliates for the three months ended September 30, 2020 increased $0.7 million, or 33.3%, as compared with the same period in 2019. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Net earnings from affiliates for the nine months ended September 30, 2020 increase $1 million or 12.3% compared with the same period in 2019. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Operating income	$87.3	$104.6
Operating income as a percentage of sales	9.4%	10.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Operating income	$155.0	$282.2
Operating income as a percentage of sales	5.7%	9.8%

Operating income for the three months ended September 30, 2020 decreased by $17.3 million, or 16.5%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $3 million. The decrease was primarily a result of the $47.7 million decrease in gross profit and the $29.7 million decrease in SG&A.
Operating income for the nine months ended September 30, 2020 decreased by $127.2 million, or 45.1%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $8 million. The decrease was primarily a result of the $9.9 million increase in SG&A and $118.4 million decrease in gross profit.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2020	2019
Interest expense	$(14.7)	$(14.0)
Interest income	0.7	2.3

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
Interest expense	$(40.6)	$(42.0)
Interest income	3.6	6.5
Interest expense for the three months ended September 30, 2020 increased $0.7 million, as compared with the same period in 2019. Interest income for the three months ended September 30, 2020 decreased $1.6 million, as compared with the same period in 2019. The increase in interest expense was primarily attributable to the early extinguishment loss of $1.2 million resulting from our partial tender of our 2022 Euro Senior Notes. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2019.
Interest expense for the nine months ended September 30, 2020 decreased $1.4 million, as compared with the same period in 2019. Interest income for the nine months ended September 30, 2020 decreased $2.9 million, as compared with the same period in 2019. The decrease in interest expense was primarily attributable to lower borrowings compared with same period in 2019, partially offset by the early extinguishment loss of $1.2 million resulting from our partial tender of our 2022 Euro Senior Notes in the third quarter of 2020. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2019.

Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2020	2019
Other income (expense), net	$(1.0)	$(8.5)

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
Other income (expense), net	$7.6	$(15.2)

Other income (expense), net for the three months ended September 30, 2020 decreased $7.5 million as compared with the same period in 2019, due primarily to an $6.0 million increase in gains from transactions in currencies other than our sites' functional currencies, partially offset by a $0.5 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Argentinian peso, Mexican peso and Brazilian real in relation to the U.S. dollar during the three months ended September 30, 2020, as compared with the same period in 2019.
Other income (expense), net for the nine months ended September 30, 2020 decreased $22.8 million from an expense of $15.2 million as compared with the same period in 2019, due primarily to a $20.9 million increase in gains from transactions in currencies other than our sites' functional currencies and a $2.2 million increase in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Mexican peso, Argentinian peso and Canadian dollar in relation to the U.S. dollar during the three months ended September 30, 2020, as compared with the same period in 2019.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Provision for income taxes	$18.7	$22.4
Effective tax rate	25.8%	26.6%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Provision for income taxes	$59.2	$58.6
Effective tax rate	47.2%	25.3%

The effective tax rate of 25.8% for the three months ended September 30, 2020 decreased from 26.6% for the same period in 2019. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2020 primarily due to the net impact of foreign operations. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 47.2% for the nine months ended September 30, 2020 increased from 25.3% for the same period in 2019. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2020	2019
Other comprehensive income (loss)	$24.3	$(26.9)

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
Other comprehensive income (loss)	$(33.8)	$(19.3)

Other comprehensive income (loss) for the three months ended September 30, 2020 increased $51.2 million from a loss of $26.9 million in 2019. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan and Indian rupee versus the U.S. dollar during the three months ended September 30, 2020, as compared with the same period in 2019.
Other comprehensive income (loss) for the nine months ended September 30, 2020 increased $14.5 million as compared to the same period in 2019. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Mexican peso, Indian rupee and the British pound versus the U.S. dollar during the nine months ended September 30, 2020, as compared with the same period in 2019.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.

Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 48 countries with 39 manufacturing facilities worldwide, 13 of which are located in Europe, 12 in North America, eight in Asia and six in Latin America, and it operates 139 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$574.1	$742.1
Sales	670.2	$682.7
Gross profit	210.0	$230.4
Gross profit margin	31.3%	33.7%
SG&A	126.2	147.1
Segment operating income	86.7	85.5
Segment operating income as a percentage of sales	12.9%	12.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$1,792.3	$2,253.5
Sales	1,979.9	1,966.8
Gross profit	603.7	653.8
Gross profit margin	30.5%	33.2%
SG&A	426.1	419.7
Segment operating income	186.7	242.1
Segment operating income as a percentage of sales	9.4%	12.3%

Bookings for the three months ended September 30, 2020 decreased by $168.0 million, or 22.6%, as compared with the same period in 2019. The decrease included currency benefits of approximately $1 million. The decrease in customer bookings was driven by decreased orders in the oil and gas, chemical and power generation industries, partially offset by increased bookings in the general industries. Customer bookings decreased $61.3 million into North America, $59.3 million into the Middle East, $32.2 million into Asia Pacific, $11.6 million into Europe, $10.8 million into Africa and $4.4 million into Latin America. Customer bookings were down in both aftermarket and original equipment, which have decreased in light of the impacts of COVID-19 on customer spending and distressed oil prices on these industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $4.1 million.
Bookings for the nine months ended September 30, 2020 decreased by $461.2 million, or 20.5%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $28 million. The decrease in customer bookings was driven by decreased orders in the oil and gas, chemical and power generation industries, partially offset by increased bookings in the general industries. Customer bookings decreased $228.5 million into North America, $121.8 million into the Middle East, $45.9 million into Asia Pacific, $24.9 million into Africa, $23.3 million into Europe and $10.5 million into Latin America. The decrease in customer bookings was primarily driven by customer original equipment bookings which have decreased in light of the impacts of COVID-19 on customer spending and distressed oil prices on these industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $5.7 million.
Sales for the three months ended September 30, 2020 decreased by $12.5 million, or 1.8% as compared with the same period in 2019 and included currency benefits of approximately $2 million. The decrease was driven by customer aftermarket sales. Decreased customer sales of $33.8 million into North America, $3.9 million into Latin America, $2.5 million into Africa and $2.0 million into the Middle East, partially offset by increased sales of $22.6 million into Asia Pacific and $7.9 million into Europe.
Sales for the nine months ended September 30, 2020 increased $13.1 million, or 0.7%, as compared with the same period in 2019. The increase in sales included negative currency effects of approximately $30 million. The increase in sales was driven by original equipment sales. Customer sales increased $39.2 million into the Middle East, $25.8 million into Asia Pacific and $2.1 million into Latin America, partially offset by decreased sales of $25.4 million into Europe, $10.8 million into Africa and $12.4 million into North America.
Gross profit for the three months ended September 30, 2020 decreased by $20.4 million, or 8.9%, as compared with the same period in 2019. Gross profit margin for the three months ended September 30, 2020 of 31.3% decreased from 33.7% for the same period in 2019. The decrease in gross profit margin was primarily due to a sales mix shift to lower margin original equipment sales as compared to the same period in 2019 and the increased charges related to our 2020 Realignment Program, partially offset by increased savings related to our 2020 Realignment Program as compared to the same period in 2019.
Gross profit for the nine months ended September 30, 2020 decreased by $50.1 million, or 7.7%, as compared with the same period in 2019. Gross profit margin for the nine months ended September 30, 2020 of 30.5% decreased from 33.2% for the same period in 2019. The decrease in gross profit margin was primarily due to a sales mix shift to lower margin original equipment sales as compared to the same period in 2019, the increased charges related to our 2020 Realignment Program and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $9.2 million of manufacturing costs being expensed and other related costs.
SG&A for the three months ended September 30, 2020 decreased by $20.9 million, or 14.2%, as compared with the same period in 2019. Currency effects provided an increase of approximately $2 million. The decrease in SG&A was primarily due to a decrease in travel and selling-related expenses and increased savings related to our 2020 Realignment Program as compared to the same period in 2019.

SG&A for the nine months ended September 30, 2020 increased by $6.4 million, or 1.5%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $4 million. The increase in SG&A was primarily due to an $8.5 million write-down of accounts receivables and contract assets related to a contract with an oil and gas customer in Latin America, the favorable impacts resulting from gains from the sales of non-strategic manufacturing facilities in the first quarter of 2019 that did not recur and increased charges related to our 2020 Realignment Program, partially offset by a decrease in travel and selling-related expenses compared to the same period in 2019.
Operating income for the three months ended September 30, 2020 increased by $1.2 million, or 1.4%, as compared with the same period in 2019. The increase included negative currency effects of approximately $3 million. The increase was primarily due to the $20.9 million decrease in SG&A and the $20.4 million decrease in gross profit.
Operating income for the nine months ended September 30, 2020 decreased by $55.4 million, or 22.9%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $8 million. The decrease was primarily due to the $50.1 million decrease in gross profit and the $6.4 million increase in SG&A.
Backlog of $1,338.9 million at September 30, 2020 decreased by $222.0 million, or 14.2%, as compared with December 31, 2019. Currency effects provided a decrease of approximately $7 million.

Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 48 manufacturing facilities and QRCs in 22 countries around the world, with five of its 21 manufacturing operations located in the U.S., 10 located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$237.6	$282.7
Sales	255.2	314.0
Gross profit	78.1	101.8
Gross profit margin	30.6%	32.4%
SG&A	47.3	52.5
Segment operating income	30.8	49.2
Segment operating income as a percentage of sales	12.1%	15.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2020	2019
Bookings	$807.8	$942.8
Sales	766.9	908.7
Gross profit	229.1	293.7
Gross profit margin	29.9%	32.3%
SG&A	154.9	159.1
Segment operating income	74.2	134.7
Segment operating income as a percentage of sales	9.7%	14.8%

Bookings for the three months ended September 30, 2020 decreased by $45.1 million, or 16.0%, as compared with the same period in 2019. Bookings included currency benefits of approximately $2 million. The decrease in customer bookings was primarily driven by decreased orders in the oil and gas, power generation and general industries. Decrease customers bookings of $29.4 million into North America, $8.8 million into Europe, $8.1 million into Asia Pacific, $3.3 million into the Middle East and $2.4 million into Africa were partially offset by increased bookings of $2.7 million into Latin America. The decrease was more heavily weighted towards customer original equipment bookings.

Bookings for the nine months ended September 30, 2020 decreased by $135.0 million, or 14.3%, as compared with the same period in 2019. Bookings included negative currency effects of approximately $8 million. Decreased customer bookings in the oil and gas, chemical and general industries were partially offset by increased bookings in the power generation industry. Decreased customer bookings of $102.1 million into North America, $30.6 million into Europe, $6.9 million into Africa, $4.4 million into the Middle East and $2.7 million into Asia Pacific were partially offset by increased bookings of $5.8 million into Latin America. The decrease was primarily driven by lower customer original equipment bookings.
Sales for the three months ended September 30, 2020 decreased $58.8 million, or 18.7%, as compared with the same period in 2019. The decrease included currency benefits of approximately $3 million. Decreased sales were primarily driven by original equipment sales. The decrease was primarily driven by decreased customer sales of $36.9 million into North America, $20.1 million into Asia Pacific, $5.4 million into Europe and $1.6 million into Latin America, partially offset by increased sales of $3.0 million into the Middle East and $2.3 million into Africa.
Sales for the nine months ended September 30, 2020 decreased $141.8 million, or 15.6%, as compared with the same period in 2019. The decrease included negative currency effects of approximately $5 million. Decreased sales were primarily driven by original equipment sales. The decrease was primarily driven by decreased customer sales of $76.3 million into North America, $30.9 million into Europe, $38.3 million into Asia Pacific and $5.1 million into Latin America, partially offset by increased sales of $4.2 million into the Middle East and $3.6 million into Africa.
Gross profit for the three months ended September 30, 2020 decreased by $23.7 million, or 23.3%, as compared with the same period in 2019. Gross profit margin for the three months ended September 30, 2020 of 30.6% decreased from 32.4% for the same period in 2019. The decrease in gross profit margin was primarily due to lower sales volume and revenue recognized on lower margin original equipment orders as compared to the same period in 2019, partially offset by increased savings related to our 2020 Realignment Program as compared to the same period in 2019.
Gross profit margin for the nine months ended September 30, 2020 decreased of $64.6 million, or 22.0%, as compared with the same period in 2019. Gross profit margin for the nine months ended September 30, 2020 of 29.9% decreased from 32.3% for the same period in 2019. The decrease in gross profit margin was primarily due to increased charges related to our 2020 Realignment Program, lower sales volume and revenue recognized on lower margin original equipment orders as compared to the same period in 2019 and the unfavorable impact of underutilized capacity from the COVID-19 pandemic resulting in $5.8 million of manufacturing costs being expensed and other related costs.
SG&A for the three months ended September 30, 2020 decreased by $5.2 million, or 10.0%, as compared with the same period in 2019. Currency effects provided an increase of approximately $1 million. The decrease in SG&A was primarily due to a decrease in travel and selling-related expenses from our cost saving initiatives in response to COVID-19 and increased savings related to our 2020 Realignment Program as compared to the same period in 2019.
SG&A for the nine months ended September 30, 2020 decreased by $4.2 million, or 2.6%, as compared with the same period in 2019. Currency effects provided a decrease of approximately $1 million. The decrease in SG&A was primarily due to a decrease in travel from our cost saving initiatives in response to COVID-19, partially offset by increased charges related to our 2020 Realignment Program as compared to the same period in 2019.
Operating income for the three months ended September 30, 2020 decreased by $18.4 million, or 37.5%, as compared with the same period in 2019. The decrease included currency benefits of less than $1 million. The decrease was primarily due to the $23.7 million decrease in gross profit, partially offset by the $5.2 million decrease in SG&A.
Operating income for the nine months ended September 30, 2020 decreased by $60.5 million, or 44.9%, as compared with the same period in 2019. The decrease included negative currency effects of less than $1 million. The decrease was primarily due to the $64.6 million decrease in gross profit, partially offset by the $4.2 million decrease in SG&A.
Backlog of $647.9 million at September 30, 2020 increased by $47.8 million, or 8.0%, as compared with December 31, 2019. Currency effects provided an increase of approximately $8 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
Net cash flows provided (used) by operating activities	$115.6	$143.2
Net cash flows provided (used) by investing activities	(34.2)	(4.5)
Net cash flows provided (used) by financing activities	179.0	(195.5)

Existing cash, cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2020 was $921.2 million, as compared with $671.0 million at December 31, 2019.
Our cash balance increased by $250.2 million to $921.2 million at September 30, 2020, as compared with December 31, 2019. The cash activity during the first nine months of 2020 included $498.3 million in proceeds from the issuance of our 2030 Senior Notes and $10.8 million of proceeds from the sale of non-strategic manufacturing facilities in 2019 that were included in our 2015 Realignment Programs, partially offset by a $191.3 million partial tender offer of our 2022 Euro Senior Notes, $78.1 million in dividend payments, $47.9 million in capital expenditures and $32.1 million of share repurchases.
For the nine months ended September 30, 2020, our cash provided by operating activities was $115.6 million, as compared to $143.2 million for the same period in 2019. Cash flow used from working capital increased for the nine months ended September 30, 2020, due primarily to increased cash flow used related to accounts payable and contract liabilities, partially offset by increased cash flows from accounts receivable and inventory as compared to the same period in 2019.
Decreases in accounts receivable provided $24.3 million of cash flow for the nine months ended September 30, 2020, as compared to a cash flow use of $12.0 million for the same period in 2019. As of September 30, 2020, our days’ sales outstanding ("DSO") was 73 days as compared with 71 days as of September 30, 2019.
Increases in contract assets used $37.3 million of cash flow for the nine months ended September 30, 2020, as compared with $35.6 million for the same period in 2019.
Increases in inventory used $52.0 million and $64.3 million of cash flow for the nine months ended September 30, 2020 and September 30, 2019, respectively. Inventory turns were 3.6 times at September 30, 2020, as compared to 3.9 as of September 30, 2019.
Decreases in accounts payable used $21.8 million of cash flow for the nine months ended September 30, 2020, as compared with $12.0 million for the same period in 2019. Increases in accrued liabilities and income taxes payable provided $24.3 million of cash flow for the nine months ended September 30, 2020, as compared with cash flows used of $8.5 million for the same period in 2019.
Decreases in contract liabilities used $22.5 million of cash flow for the nine months ended September 30, 2020, as compared with cash flows provided $26.6 million for the same period in 2019.
Cash flows used by investing activities during the nine months ended September 30, 2020 were $34.2 million, as compared to $4.5 million for the same period in 2019. Capital expenditures during the nine months ended September 30, 2020 were $47.9 million, an increase of $2.6 million as compared with the same period in 2019. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2020, total capital expenditures are expected to be approximately $60 million. In addition, proceeds received during the nine months ended September 30, 2020 from disposal of assets provided $13.8 million, primarily from the 2019 sale of non-strategic manufacturing facilities that were included in our Realignment Programs. Proceeds received during the first nine months of 2019 included $40.8 million of proceeds from the sale of non-strategic manufacturing facilities that were included in our 2015 Realignment Programs.
Cash flows provided by financing activities during the nine months ended September 30, 2020 were $179.0 million, as compared with cash flows used of $195.5 million for the same period in 2019. Cash inflows during the nine months ended September 30, 2020 resulted primarily from $498.3 million in net proceeds from the issuance of the 2030 Senior Notes, partially offset by a $191.3 million payment on long-term debt resulting from our partial tender offer of our 2022 Euro Senior

Notes, $78.1 million of dividend payments and the repurchase of $32.1 million of common shares. We intend to use the remaining net proceeds from the public offering of the 2030 Senior Notes for future debt reduction.
As of September 30, 2020, we had an available capacity of $745.9 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the nine months ended September 30, 2020 we made no cash contributions to our U.S. pension plan. At December 31, 2019, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we elected to make no contributions attributable to the U.S. pension plan in 2020. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of September 30, 2020, we have $113.6 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.

Financing
Credit Facilities
See Note 12 to our consolidated financial statements included in our 2019 Annual Report and Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of September 30, 2020.

COVID-19 Liquidity Update
Given our current financial condition, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. As of September 30, 2020, we had approximately $1.7 billion of liquidity, consisting of cash and cash equivalents of $921.2 million and $745.9 million of borrowings available under our Senior Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2020.

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
During the three months ended September 30, 2020, our critical accounting policies and methodology used in determining reserves for contingent losses associated with unasserted asbestos claims changed. As described below, we identified accounting errors related to the recognition of a liability for unasserted asbestos claims. The adjustments primarily related to an incurred but not reported (“IBNR”) liability associated with unasserted asbestos claims, but also included adjustments related to the associated receivables for expected insurance proceeds for asbestos settlement and defense costs from insurance coverage and related legal fees. For further discussion related to this matter refer to Notes 1 and 2 to our condensed consolidated financial statements included in this Quarterly Report.

The Company is a defendant in a number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. Historically, the Company estimated the liability for unsettled asbestos-related claims based on known claims and on experience during the preceding two years for claims filed, settled and dismissed, with adjustments for events deemed unusual or unlikely to recur. In October 2020, the Company entered into a settlement agreement with two insurance companies providing coverage for one of its heritage companies. Given the size of the settlement, and as part of the third quarter close process, the Company re-evaluated its accounting for asbestos-related matters and evaluated the amount of receivables that were currently recorded. Additionally the Company considered the amount of historical data available, related to historic asbestos claims and settlements, which led the Company to conclude that a liability for an IBNR was probable and reasonably estimable.
The Company initiated an actuarial study to determine the amount of the IBNR, excluding legal fees, and evaluated all insurance programs for all product lines for insurance recoveries. With the assistance of third party consultants, the Company estimates the liability for pending and future claims not yet asserted, and which are probable and estimable, through 2049, which represents the expected end of our asbestos liability exposure with no further ongoing claims expected beyond that date. This estimate is based on the Company's historical claim experience and estimates of the number and resolution cost of potential future claims that may be filed based on anticipated levels of unique plaintiff asbestos-related claims in the U.S. tort system against all defendants, the diminished volatility and consistency of observable claims data, the period of time that has elapsed since we stopped manufacturing products that contained encapsulated asbestos and an expected downward trend in claims due to the average age of our claimants. This estimate is not discounted to present value. In light of the uncertainties and variables inherent in the long-term projection of the Company’s total asbestos liability, as part of our ongoing review of asbestos claims, each year we will reassess the projected liability of unasserted asbestos claims to be filed through 2049, and we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
The Company assesses the sufficiency of its estimated liability for pending and future claims on an ongoing basis by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment and the Company's defense strategy. In connection with the Company’s ongoing review of its asbestos-related claims, the Company also reviewed the amount of its potential insurance coverage for such claims, taking into account the remaining limits of such coverage, the number and amount of claims on our insurance from co-insured parties, ongoing litigation against the Company’s insurers, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements and coverage available from solvent insurers not party to the coverage litigation. The Company continues to have ongoing insurance coverage available for a significant amount of the potential future asbestos-related claims and may have additional insurance coverage, in the future.
The study from the Company’s actuary, based on data as of September 30, 2020, provided for a range of possible future liability from approximately $80.1 million to $131.7 million. The Company does not believe any amount within the range of potential outcomes represents a better estimate than another given the many factors and assumptions inherent in the projections and therefore the Company has recorded the liability at the actuarial central estimate of approximately $101.1 million. The Company has recorded estimated insurance receivables of approximately $87.5 million. The amounts recorded for the asbestos-related liability and the related insurance receivables are based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the length of time it takes to defend, resolve, or otherwise dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded. Changes recorded in the estimated liability and estimated insurance recovery based on projections of asbestos litigation and corresponding insurance coverage, result in the recognition of additional expense or income.
Liabilities are recorded for various non-asbestos contingencies arising in the normal course of business when it is both probable that a loss has been incurred and such loss is reasonably estimable. Assessments of reserves are based on information obtained from our independent and in-house experts, including recent legal decisions and loss experience in similar situations. The recorded legal reserves are susceptible to changes due to new developments regarding the facts and circumstances of each matter, changes in political environments, legal venue and other factors. Recorded environmental reserves could change based on further analysis of our properties, technological innovation and regulatory environment changes.
Other critical policies, for which no significant changes have occurred in the nine months ended September 30, 2020, include:

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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We have designated €336.3 million of our 1.25% Euro 2022 Senior Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency. On September 22, 2020, as a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into a swap associated with our Euro investment in certain of our international subsidiaries and was designated as a net investment hedge. As of September 30, 2020, the notional value of the swap was €163.2 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $25.2 million and $(30.6) million for the three months ended September 30, 2020 and 2019, respectively, and $(41.0) million and $(26.5) million for the nine months ended September 30, 2020 and 2019, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of September 30, 2020, we had a U.S. dollar equivalent of $399.6 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $398.5 million at December 31, 2019. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(2.3) million and $(7.8) million for the three months ended September 30, 2020 and 2019, respectively, and $9.3 million and $(13.8) million for the nine months ended September 30, 2020 and 2019, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2020, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2020 would have impacted our net earnings by approximately $16 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended September 30, 2020, we had no repurchases of our common stock shares.  As of September 30, 2020, we have $113.6 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	22,600	(2)	$30.31	—	$113.6
August 1 - 31	2,242	(3)	30.80	—	113.6
September 1 - 30	595	(2)	28.16	—	113.6
Total	25,437		$30.30	—
__________________________________

(1)On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
(2)Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(3)Includes 163 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $31.98 and 2,079 shares purchased at a price of $30.71 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 26, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2020).

3.2	Flowserve Corporation By-Laws, as amended and restated effective August 12, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2020).

4.1	Fourth Supplemental Indenture, dated September 21, 2020, between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 22, 2020).

10.1
First Amendment to Credit Agreement, dated September 4, 2020, among Flowserve Corporation, Bank of America, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 8, 2020).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	November 13, 2020	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 13, 2020	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)