Form 10-Q
period 2021-03-31
FLOWSERVE CORP
filed 2021-05-03
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2021 there were 130,315,204 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended March 31, 2021 and 2020 (unaudited)	1
Condensed Consolidated Balance Sheets – Condensed Consolidated Balance Sheets – March 31, 2021 and December 31, 2020 (unaudited)	2
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended March 31, 2021 and 2020 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2021 and 2020 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	39
SIGNATURES	40
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Sales	$857,308	$893,513
Cost of sales	(606,408)	(627,054)
Gross profit	250,900	266,459
Selling, general and administrative expense	(198,315)	(245,451)
Net earnings from affiliates	3,518	3,196
Operating income	56,103	24,204
Interest expense	(16,778)	(12,963)
Loss on extinguishment of debt	(7,610)	—
Interest income	602	1,749
Other income (expense), net	(11,364)	38,202
Earnings before income taxes	20,953	51,192
Provision for income taxes	(3,792)	(36,969)
Net earnings, including noncontrolling interests	17,161	14,223
Less: Net earnings attributable to noncontrolling interests	(3,081)	(2,100)
Net earnings attributable to Flowserve Corporation	$14,080	$12,123
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.11	$0.09
Diluted	0.11	0.09

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2021	2020
Net earnings, including noncontrolling interests	$17,161	$14,223
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $654 and $7,162, respectively	(10,889)	(96,061)
Pension and other postretirement effects, net of taxes of $(471) and $(398), respectively	4,259	6,309
Cash flow hedging activity	202	54
Other comprehensive income (loss)	(6,428)	(89,698)
Comprehensive income (loss), including noncontrolling interests	10,733	(75,475)
Comprehensive (income) loss attributable to noncontrolling interests	(3,230)	(2,939)
Comprehensive income (loss) attributable to Flowserve Corporation	$7,503	$(78,414)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$659,305	$1,095,274
Accounts receivable, net of allowance for expected credit losses of $73,829 and $75,176, respectively	730,481	753,462
Contract assets, net of allowance for expected credit losses of $3,139 and $3,205, respectively	274,187	277,734
Inventories, net	672,123	667,228
Prepaid expenses and other	112,867	110,635
Total current assets	2,448,963	2,904,333
Property, plant and equipment, net of accumulated depreciation of $1,087,994 and $1,093,348, respectively	534,899	556,873
Operating lease right-of-use assets, net	200,306	208,125
Goodwill	1,209,119	1,224,886
Deferred taxes	33,684	30,538
Other intangible assets, net	163,236	168,496
Other assets, net of allowance for expected credit losses of $66,783 and $67,842, respectively	219,431	221,426
Total assets	$4,809,638	$5,314,677

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$386,210	$440,199
Accrued liabilities	453,595	463,222
Contract liabilities	199,538	194,227
Debt due within one year	8,342	8,995
Operating lease liabilities	36,046	34,990
Total current liabilities	1,083,731	1,141,633
Long-term debt due after one year	1,307,579	1,717,911
Operating lease liabilities	168,572	176,246
Retirement obligations and other liabilities	507,970	517,566
Commitments and contingencies (See Note 11)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	488,906	502,227
Retained earnings	3,658,158	3,670,543
Treasury shares, at cost – 46,496 and 46,768 shares, respectively	(2,045,937)	(2,059,309)
Deferred compensation obligation	6,114	6,164
Accumulated other comprehensive loss	(616,200)	(609,625)
Total Flowserve Corporation shareholders’ equity	1,712,032	1,730,991
Noncontrolling interests	29,754	30,330
Total equity	1,741,786	1,761,321
Total liabilities and equity	$4,809,638	$5,314,677
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2021	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(23,081)	—	401	18,453	(50)	—	—	(4,678)
Stock-based compensation	—	—	9,760	—	—	—	—	—	—	9,760
Net earnings	—	—	—	14,080	—	—	—	—	3,081	17,161
Cash dividends declared	—	—	—	(26,465)	—	—	—	—	—	(26,465)
Repurchases of common shares	—	—	—	—	(129)	(5,081)	—	—	—	(5,081)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(6,575)	147	(6,428)
Other, net	—	—	—	—	—	—	—	—	(3,804)	(3,804)
Balance — March 31, 2021	176,793	$220,991	$488,906	$3,658,158	(46,496)	$(2,045,937)	$6,114	$(616,200)	$29,754	$1,741,786

Balance — January 1, 2020	$176,793	$220,991	$501,045	$3,652,244	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,772,341
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(17,635)	—	317	14,632	—	—	—	(3,003)
Stock-based compensation	—	—	14,311	—	—	—	—	—	—	14,311
Net earnings	—	—	—	12,123	—	—	—	—	2,100	14,223
Cash dividends declared	—	—	—	(26,382)	—	—	—	—	—	(26,382)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(90,537)	839	(89,698)
Other, net	—	—	—	—	—	—	(10)	—	(2,546)	(2,556)
Balance — March 31, 2020	176,793	$220,991	$497,721	$3,630,694	(47,002)	$(2,069,063)	$8,324	$(674,829)	$25,995	$1,639,833
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2021	2020
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$17,161	$14,223
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	21,522	20,716
Amortization of intangible and other assets	3,862	3,121
Loss on extinguishment of debt	7,610	—
Stock-based compensation	9,760	14,311
Foreign currency, asset write downs and other non-cash adjustments	24,260	8,304
Change in assets and liabilities:
Accounts receivable, net	9,005	19,137
Inventories, net	(16,988)	(43,226)
Contract assets, net	(2,245)	(14,462)
Prepaid expenses and other assets, net	307	118
Accounts payable	(47,093)	(8,799)
Contract liabilities	9,001	16,649
Accrued liabilities and income taxes payable	187	10,698
Retirement obligations and other	5,248	12,949
Net deferred taxes	(5,219)	(6,236)
Net cash flows provided (used) by operating activities	36,378	47,503
Cash flows – Investing activities:
Capital expenditures	(11,422)	(15,955)
Proceeds from disposal of assets and other	1,934	10,737
Net cash flows provided (used) by investing activities	(9,488)	(5,218)
Cash flows – Financing activities:
Payments on long-term debt	(407,473)	—
Proceeds under other financing arrangements	425	1,694
Payments under other financing arrangements	(1,976)	(3,356)
Repurchases of common shares	(5,081)	(32,112)
Payments related to tax withholding for stock-based compensation	(5,547)	(3,137)
Payments of dividends	(26,465)	(26,023)
Other	(3,806)	(2,547)
Net cash flows provided (used) by financing activities	(449,923)	(65,481)
Effect of exchange rate changes on cash	(12,936)	(25,485)
Net change in cash and cash equivalents	(435,969)	(48,681)
Cash and cash equivalents at beginning of period	1,095,274	670,980
Cash and cash equivalents at end of period	$659,305	$622,299

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies

Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2021, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of shareholders' equity for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report").
Revision to Previously Reported Financial Information - During the first quarter of 2021, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by approximately $1 million, retained earnings by approximately $14 million and accumulated other comprehensive loss by approximately $15 million as of December 31, 2020.
In addition, as previously disclosed, during the third quarter of 2020, we identified accounting errors related to the recognition of a liability for unasserted asbestos claims. The adjustments primarily related to an incurred but not reported ("IBNR") liability associated with unasserted asbestos claims, but also included adjustments related to the associated receivables for expected insurance proceeds for asbestos settlement and defense costs from insurance coverage and the recognition as an expense the related legal fees that were previously estimated to be recoverable from insurance carriers for which coverage is not currently sufficient following the recognition of the IBNR for periods beginning with the year ended December 31, 2014 through the second quarter of 2020 and to correct certain other previously identified immaterial errors.
We have assessed the above described errors, individually and in the aggregate, and concluded they were not material to the period ended March 31, 2020 or any previous period. The March 31, 2020 balances, as presented herein, have been revised. The remaining periods in 2020 not presented herein will be revised, as applicable, in future filings. For a detailed discussion related to the revised balances refer to Note 2.
Coronavirus Pandemic ("COVID-19") and Oil and Gas Market - During the first three months of 2021, we continue to be challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19. As a result of the COVID-19 pandemic’s effect on oil prices, many of our large customers reduced capital expenditures and budgets in 2020. To date, customer spending has yet to return to pre-pandemic levels, resulting in lower bookings as well as lower revenue in the first three months of 2021 as compared to the prior year.
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

Accounting Developments

Pronouncements Implemented
In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topics 321, 323 and 815." The amendments of the ASU addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The ASU is effective for annual periods beginning after December 15, 2020 and the amendments should be applied retrospectively to all periods presented. The adoption of this ASU did not have an impact on our consolidated financial condition, results of operations or net cash flows.
In March of 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of The Effects of Reference Rate Reform on Financial Reporting." The ASU provides guidance designed to enable the process for migrating away from reference rates such as the London Interbank Offered Rate ("LIBOR") and others to new reference rates. Further, the amendments of the ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments are effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. At this time, we do not have hedging relationships that reference LIBOR or another reference rate expected to be discontinued and therefore, have not applied the practical expedients and exceptions as required by the ASU. As referenced in Note 7 of this Quarterly Report, the Company’s Senior Credit Facility agreement includes a transition clause in the event LIBOR is discontinued, as such, we do not expect the transition of LIBOR to have a material impact on our consolidated financial statements. We do not expect the application of these expedients and exceptions to have an impact on our consolidated financial condition and results of operations.
In October 2020, the FASB issued ASU No. 2020-10, "Codification Improvements: Amendments to the FASB Accounting Standards Codification." The amendments in this ASU do not change GAAP and, therefore, are not expected to result in a significant change in practice. Rather, the amendments are intended to improve codification guidance and disclosure requirements in Company's financial statements and notes to the financial statements. The amendments are effective for annual periods beginning after December 15, 2020 and the amendments should be applied retrospectively to all periods presented. The adoption of this ASU did not have an impact on our consolidated financial condition, results of operations or net cash flows.

2.Revision to Previously Reported Financial Information

During the first quarter of 2021, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 though the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by approximately $1 million, retained earnings by approximately $14 million and accumulated other comprehensive loss by approximately $15 million as of December 31, 2020.
In the third quarter of 2020, we identified accounting errors related to the recognition of a liability for unasserted asbestos claims. The adjustments primarily relate to an IBNR associated with unasserted asbestos claims, but also include adjustments related to the associated receivables for expected insurance proceeds for asbestos settlement and defense costs from insurance coverage and the recognition as an expense the related legal fees that were previously estimated to be recoverable from insurance carriers for which coverage is not currently sufficient following the recognition of the IBNR and to correct certain other previously identified immaterial misstatements.

The following table presents the impact to affected line items for the correction of the accounting error involving foreign currency transactions identified in the first quarter of 2021 on our condensed consolidated balance sheet as of December 31, 2020:

	December 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Retirement obligations and other liabilities	$516,087	$1,479	$517,566
Retained earnings	3,656,449	14,094	3,670,543
Accumulated other comprehensive loss	(594,052)	(15,573)	(609,625)
Total Flowserve Corporation shareholders’ equity	1,732,470	(1,479)	1,730,991
Total equity	1,762,800	(1,479)	1,761,321
_______________________________________
The following table presents the impact to affected line items on our condensed consolidated statement of income for the three months ended March 31, 2020, for the correction of the accounting error involving foreign currency transactions identified in the first quarter of 2021 and the accounting errors related to the recognition of a liability for unasserted asbestos claims identified in the third quarter of 2020:

	Three Months Ended March 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Sales	$894,457	$(944)	$893,513
Cost of sales	(628,480)	1,426	(627,054)
Gross profit	265,977	482	266,459
Selling, general and administrative expense (1)	(243,621)	(1,830)	(245,451)
Operating income	25,552	(1,348)	24,204
Other income (expense), net (2)	23,462	14,740	38,202
Earnings before income taxes	37,800	13,392	51,192
Provision for income taxes	(36,310)	(659)	(36,969)
Net earnings, including noncontrolling interests	1,490	12,733	14,223
Net earnings (loss) attributable to Flowserve Corporation	$(610)	12,733	$12,123
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$—	$0.09	$0.09
Diluted	—	0.09	0.09
_______________________________________
(1) Adjustment primarily relates to asbestos settlement and defense costs for related legal fees.
(2) Adjustment relates to the accounting error involving foreign currency transactions.

The following table presents the impact to affected line items for the correction of the accounting errors on our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net earnings, including noncontrolling interests	$1,490	$12,733	$14,223
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(81,353)	(14,708)	(96,061)
Other comprehensive income (loss)	(74,990)	(14,708)	(89,698)
Comprehensive income (loss), including noncontrolling interests	(73,500)	(1,975)	(75,475)
Comprehensive income (loss) attributable to Flowserve Corporation	$(76,439)	$(1,975)	$(78,414)

The condensed consolidated statement of shareholders' equity for the period from January 1, 2020 to March 31, 2020 and the condensed consolidated statement of comprehensive income for the three months ended March 31, 2020 have also been revised to reflect the impacts of the above described errors.
Except for as described below in (1) and (2), the effect of the adjustments to the condensed consolidated statements of cash flows for the three months ended March 31, 2020 primarily related to the change in net earnings, including noncontrolling interest, in the table above and were offset primarily by a non-cash adjustment to foreign currency, asset write downs and other non-cash adjustments and impacts to changes in operating assets and liabilities. The following table presents the impact to affected line items for the correction of the errors on our condensed consolidated statement of cash flows for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net cash flows provided (used) by operating activities	$47,302	$201	$47,503
Net cash flows provided (used) by investing activities (1)	(6,573)	1,355	(5,218)
Net cash flows provided (used) by financing activities (2)	(63,925)	(1,556)	(65,481)
Cash and cash equivalents at end of period	622,299	—	622,299
_______________________________________
(1) Primarily related to adjustments resulting from the misclassification of Software as a service arrangements as property, plant and equipment rather than other assets, net, as prescribed by ASU 2018-15.
(2) Primarily resulting from the misclassification of non-cash items under proceeds and payments under other financing arrangements in financing activities, rather than other assets, net, in operating activities.

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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 18% and 23% of total revenue for the three month periods ended March 31, 2021 and 2020, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 82% and 77% of total revenue for the three month periods ended March 31, 2021 and 2020, respectively. Refer to Note 3 to our consolidated financial statements included in our 2020 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•Flowserve Pump Division ("FPD") for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related equipment.
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

The following table presents our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$214,164	$192,720	$406,884
Aftermarket	388,002	62,422	450,424
	$602,166	$255,142	$857,308

	Three Months Ended March 31, 2020
	FPD	FCD	Total
Original Equipment	$252,732	$198,619	$451,351
Aftermarket	382,394	59,768	442,162
	$635,126	$258,387	$893,513

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended March 31, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$223,975	$90,247	$314,222
Latin America(1)	42,040	6,818	48,858
Middle East and Africa	82,541	27,687	110,228
Asia Pacific	124,648	78,661	203,309
Europe	128,962	51,729	180,691
	$602,166	$255,142	$857,308

	Three Months Ended March 31, 2020
	FPD	FCD	Total
North America(1)	$267,524	$123,118	$390,642
Latin America(1)	42,187	5,511	47,698
Middle East and Africa	97,168	26,663	123,831
Asia Pacific	112,455	54,563	167,018
Europe	115,792	48,532	164,324
	$635,126	$258,387	$893,513
__________________________________

(1) North America represents the United States and Canada; Latin America includes Mexico.

On March 31, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $573 million. We estimate recognition of approximately $390 million of this amount as revenue in the remainder of 2021 and an additional $183 million in 2022 and thereafter.

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
The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2021 and 2020:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2021	$277,734	1,139	$194,227	$822
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(78,713)	—
Revenue recognized in the period in excess of billings	164,246	55	—	—
Billings arising during the period in excess of revenue recognized	—	—	82,712	—
Amounts transferred from contract assets to receivables	(156,805)	—	—	—
Currency effects and other, net	(10,988)	(98)	1,312	(30)
Ending balance, March 31, 2021	$274,187	$1,096	$199,538	$792

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2020	$272,914	$9,280	$221,095	$1,652
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(90,190)	(634)
Revenue recognized in the period in excess of billings	203,856	504	—	—
Billings arising during the period in excess of revenue recognized	—	—	100,121	—
Amounts transferred from contract assets to receivables	(185,456)	(93)	—	—
Currency effects and other, net	(15,387)	(7,229)	(1,896)	(53)
Ending balance, March 31, 2020	$275,927	$2,462	$229,130	$965
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

4.Allowance for Expected Credit Losses

As previously disclosed, on January 1, 2020 we adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments" ("CECL") on a prospective basis to determine our allowance for credit losses. As a result of the adoption of the ASU, we recorded a noncash cumulative effect after-tax adjustment to retained earnings of $7.3 million on our January 1, 2020 opening condensed consolidated balance sheet.

The allowance for credit losses is an estimate of the credit losses expected over the life of our financial assets and instruments. We assess and measure expected credit losses on a collective basis when similar risk characteristics exist, including market, geography, credit risk and remaining duration. Financial assets and instruments that do not share risk characteristics are evaluated on an individual basis. Our estimate of the allowance balance is assessed and quantified using internal and external valuation information relating to past events, current conditions and reasonable and supportable forecasts over the contractual terms of an asset.
Our primary exposure to expected credit losses is through our trade receivables and contract assets. For these financial assets, we record an allowance for expected credit losses that, when deducted from the gross asset balance, presents the net amount expected to be collected. Primarily, our experience of historical credit losses provides the basis for our estimation of the allowance. We estimate the allowance based on an aging schedule and according to historical losses as determined from our history of billings and collections. Additionally, we adjust the allowance for factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and geopolitical risks. We also consider both the current and forecasted macroeconomic conditions as of the reporting date. As identified and needed, we adjust the allowance and recognize adjustments in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible. Subsequent recoveries of previously written off amounts are reflected as a reduction to credit impairment losses in the condensed consolidated statements of income.

Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Generally, contract assets are recorded when contractual billing schedules differ from revenue recognition based on timing and are managed through the revenue recognition process. The current expected credit loss for contract assets is estimated to be approximately 1% of the asset balance.

The following table presents the changes in the allowance for expected credit losses for our trade receivables and contract assets for the three months ended March 31, 2021 and 2020:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	(79)	—
Currency effects and other, net	(1,268)	(66)
Ending balance, March 31, 2021	$73,829	$3,139

Beginning balance, January 1, 2020	$53,412	$206
Adoption of ASU 2016-13	7,291	2,403
Charges to cost and expenses, net of recoveries	4,058	—
Currency effects and other, net	1,491	72
Ending balance, March 31, 2020	$66,252	$2,681

Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the three months ended March 31, 2021 and 2020:

(Amounts in thousands)	2021	2020
Balance at January 1	$67,842	$68,555
Adoption of ASU 2016-13	—	(552)
Currency effects and other, net	(1,059)	(574)
Balance at March 31	$66,783	$67,429
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of March 31, 2021.

5.Stock-Based Compensation Plans

We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 11,230,386 were available for issuance as of March 31, 2021. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2021, 114,943 stock options were outstanding. No stock options were granted or vested during the three months ended March 31, 2021 and 2020.

 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $45.2 million and $18.7 million at March 31, 2021 and December 31, 2020, respectively, which is expected to be recognized over a remaining weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2021 and 2020 was $23.4 million and $18.1 million, respectively.
We recorded stock-based compensation expense of $7.6 million ($9.8 million pre-tax) and $11.1 million ($14.3 million pre-tax) for the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2021
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2021	1,373,657	$46.76
Granted	947,047	39.47
Vested	(518,690)	45.17
Forfeited	(61,371)	52.31
Outstanding as of March 31, 2021	1,740,643	$43.08
Unvested Restricted Shares outstanding as of March 31, 2021 included approximately 526,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets. Performance-based units issued in 2019 and 2020 have performance targets based on our average return on invested capital and our total shareholder return ("TSR") over a three-year period. Performance units issued in 2021 have primary performance targets based on average return on invested capital and free cash flow as a percent of net income, including a secondary relative total shareholder return performance measure which can increase or decrease the number of units by 15% depending on the Company's performance versus peers. Performance units issued in 2019 and 2020 have a vesting percentage between 0% and 200% and performance units issued in 2021 have a vesting percentage between 0% and 230%. Compensation expense is generally recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, as adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,101,000 shares based on performance targets. As of March 31, 2021, we estimate vesting of approximately 496,000 shares based on expected achievement of performance targets.

6.Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 9 to our consolidated financial statements included in our 2020 Annual Report and Note 8 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
Foreign exchange contracts with third parties had a notional value of $371.3 million and $388.1 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the length of foreign exchange contracts currently in place ranged from 6 days to 17 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair values of foreign exchange contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Current derivative assets	$2,416	$2,857
Noncurrent derivative assets	17	249
Current derivative liabilities	1,665	682
Noncurrent derivative liabilities	2	—

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Gains recognized in income	$6,105	$3,459
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we enter into cross-currency swaps agreements ("Swaps") as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on March 9, 2021 we entered into a cross currency swap agreement with an early termination date of March 9, 2025 and during the third quarter of 2020 we entered into a cross currency swap agreement with an early termination date of September 22, 2025. Both swap agreements are designated as net investment hedges. As of March 31, 2021, the combined notional value of these swaps was €288.2 million. The swaps are included in retirement obligations and other liabilities in our condensed consolidated balance sheet as of March 31, 2021, with a fair value of $(18.3) million, compared to $(18.1) million as of December 31, 2020. The swaps are classified as Level II under the fair value hierarchy.
We exclude the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss on our consolidated balance sheet. For the period ending March 31, 2021, an interest accrual of $(0.6) million was recognized within interest expense, in our condensed consolidated statements of income.
The cumulative net investment hedge loss, net of deferred taxes, under cross-currency swaps recorded in accumulated other comprehensive loss (gain) ("AOCL") on our condensed consolidated balance sheet are summarized below:

	March 31,
	2021	2020
	(Amounts in thousands)
Gain-included component (1)	$(1,613)	$—
Loss-excluded component (2)	15,639	—
Loss recognized in AOCL	$14,026	$—
________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.
In March 2015, we designated €255.7 million of our 1.25% EUR 2022 Senior Notes ("2022 Euro Senior Notes") discussed in Note 7 as a net investment hedge of our Euro investment in certain of our international subsidiaries. On September 22, 2020, we increased the designated hedged value on the 2022 Euro Senior Notes to €336.3 million, which reflected the remaining balance of the 2022 Euro Senior Notes. For each reporting period, the change in the carrying value due to the remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed consolidated statements of income. As a result of the redemption of our 2022 Euro Senior Notes discussed in Note 7, in February and March of 2021 we dedesignated the hedged value of our net investment hedge.
Prior to the dedesignation, the cumulative impact recorded in AOCL on our consolidated balance sheet from the change in carrying value due to the remeasurement of the effective portion of the net investment hedge are summarized below:

	March 31,
	2021	2020
	(Amounts in thousands)
Loss recognized in AOCL	$29,554	$8,520

Prior to the dedesignation of the net investment hedge, we used the spot method to measure the effectiveness of both net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness during the three months ended March 31, 2021 and 2020.

7.Debt

Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2021	2020
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $1,070 as of December 31, 2020	$—	$410,243
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $1,059 and $1,235	498,941	498,765
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,234 and $1,345	298,766	298,655
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $6,014 and $6,147	493,986	493,853
Finance lease obligations and other borrowings	24,228	25,390
Debt and finance lease obligations	1,315,921	1,726,906
Less amounts due within one year	8,342	8,995
Total debt due after one year	$1,307,579	$1,717,911

Senior Notes
On March 19, 2021, we redeemed the remaining $400.9 million of our 2022 Euro Senior Notes and have recorded a loss on early extinguishment of $7.6 million, which included the impact of a $6.6 million make-whole premium. During the third quarter of 2020 we tendered $191.4 million of our 2022 Euro Senior Notes and recorded a loss on early extinguishment of $1.2 million in interest expense.

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
The interest rates per annum applicable to the Senior Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC ("S&P") Ratings, or, at our option, the Base Rate (as defined in the Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Ratings. At March 31, 2021, the interest rate on the Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings.  The commitment fee was 0.20% (per annum) during the period ended March 31, 2021.
As of March 31, 2021 and December 31, 2020, we had no revolving loans outstanding. We had outstanding letters of credit of $58.0 million and $58.1 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the amount available for borrowings under our Senior Credit Facility was $742.0 million, compared to $741.9 million at December 31, 2020.
Our compliance with applicable financial covenants under the Senior Notes and Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of March 31, 2021.

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
Our financial instruments are presented at fair value in our condensed consolidated balance sheets, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 7. The estimated fair value of our Senior Notes at March 31, 2021 was $1,340.1 million compared to the carrying value of $1,291.7 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2021 and December 31, 2020.

9.Inventories

Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Raw materials	$322,707	$321,600
Work in process	233,795	210,174
Finished goods	204,604	221,532
Less: Excess and obsolete reserve	(88,983)	(86,078)
Inventories, net	$672,123	$667,228

10.Earnings Per Share

The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2021	2020
Net earnings of Flowserve Corporation	$14,080	$12,123
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$14,080	$12,123
Weighted average shares:
Common stock	130,406	130,731
Participating securities	21	23
Denominator for basic earnings per common share	130,427	130,754
Effect of potentially dilutive securities	579	819
Denominator for diluted earnings per common share	131,006	131,573
Earnings per common share:
Basic	$0.11	$0.09
Diluted	0.11	0.09

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months		Year Ended
	March 31,		December 31,
	2021	2020	2020
Beginning claims(1)	8,366	8,345	8,345
New claims	629	581	2,140
Resolved claims	(544)	(641)	(2,203)
Other(2)	(6)	(3)	84
Ending claims(1)	8,445	8,282	8,366
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
During the three months ended March 31, 2021 and 2020, the Company incurred expenses (net of insurance) approximately $2.7 million and $4.3 million, respectively, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash (inflows)/outflows (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $1.6 million and $1.4 million during the periods ending March 31, 2021 and 2020, respectively.
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

12.Retirement and Postretirement Benefits

Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2021 and 2020 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2021	2020	2021	2020	2021	2020
Service cost	$6.8	$6.3	$1.8	$1.7	$—	$—
Interest cost	3.1	3.8	1.4	1.6	0.1	0.1
Expected return on plan assets	(6.5)	(6.7)	(1.5)	(1.2)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of unrecognized net loss (gain)	1.9	1.7	1.1	1.0	—	—
Net periodic cost recognized	$5.3	$5.1	$2.9	$3.2	$0.1	$0.1

The components of net periodic cost for retirement and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statements of income.

13.Shareholders’ Equity

Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2021	2020
Dividends declared per share	$0.20	$0.20

Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 129,000 shares of our outstanding common stock for $5.1 million during the three months ended March 31, 2021, compared to 1,057,115 shares repurchases for $32.1 million for the same period in 2020. As of March 31, 2021, we had $108.5 million of remaining capacity under our current share repurchase program.

14.Income Taxes

For the three months ended March 31, 2021, we earned $21.0 million before taxes and provided for income taxes of $3.8 million resulting in an effective tax rate of 18.1%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2021 primarily due to the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of restructuring specific aspects of our global financing arrangements and higher withholding taxes related to transactions with and amongst various foreign subsidiaries.
For the three months ended March 31, 2020, we earned $51.2 million before taxes and provided for income taxes of $37.0 million resulting in an effective tax rate of 72.2%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2021, there were no material tax impacts to our condensed consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of March 31, 2021, the amount of unrecognized tax benefits decreased by $1.4 million from December 31, 2020. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2014 or non-U.S. income tax audits for years through 2013. We are currently under examination for various years in Argentina, Canada, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Philippines, Saudi Arabia, the U.S. and Venezuela.
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

15.Segment Information

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended March 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$602,166	$255,142	$857,308	$—	$857,308
Intersegment sales	476	681	1,157	(1,157)	—
Segment operating income	53,782	24,712	78,494	(22,391)	56,103

Three Months Ended March 31, 2020
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$635,126	$258,387	$893,513	$—	$893,513
Intersegment sales	528	997	1,525	(1,525)	—
Segment operating income	39,725	17,181	56,906	(32,702)	24,204

16.Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31, 2021 and 2020:

	2021				2020
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(456,437)	$(146,723)	$(488)	$(603,648)	$(441,364)	$(137,161)	$(671)	$(579,196)
Other comprehensive income (loss) before reclassifications	(10,889)	1,518	202	(9,169)	(96,061)	3,909	54	(92,098)
Amounts reclassified from AOCL	—	2,741	—	2,741	—	2,400	—	2,400
Net current-period other comprehensive income (loss)	(10,889)	4,259	202	(6,428)	(96,061)	6,309	54	(89,698)
Balance - March 31	$(467,326)	$(142,464)	$(286)	$(610,076)	$(537,425)	$(130,852)	$(617)	$(668,894)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.9 million and $5.1 million at January 1, 2021 and 2020, respectively, and $6.1 million and $5.9 million at March 31, 2021 and 2020, respectively. Includes net investment hedges losses of $29.6 million and $8.5 million, net of deferred taxes, at March 31, 2021 and 2020, respectively. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2021(1)	2020(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(3,059)	$(2,657)
Prior service costs(2)	Other income (expense), net	(153)	(141)
	Tax benefit	471	398
	Net of tax	$(2,741)	$(2,400)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 12 for additional details.

17.Realignment and Transformation Programs

In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program (defined below) to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these activities of approximately $90 million and the majority of the charges were incurred in 2020 with the remainder to be incurred through the second quarter of 2021. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized.

In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. The Flowserve 2.0 Transformation expenses incurred primarily consisted of professional services, project management and related travel costs recorded in SG&A expenses. As of the first quarter of 2021, the Flowserve 2.0 Transformation efforts were substantially completed. For the three months ended March 31, 2021, there were no Flowserve 2.0 Transformation charges.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred in 2021 related to our 2020 Realignment Program and the total charges incurred in 2020 are related to our 2020 Realignment Program and Flowserve 2.0 Transformation:

	Three Months Ended March 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$4,027	$299	$4,326	$—	$4,326
SG&A	—	(9)	(9)	—	(9)
	$4,027	$290	$4,317	$—	$4,317
Non-Restructuring Charges
COS	$3,892	$598	$4,490	$590	$5,080
SG&A	157	868	1,025	3,280	4,305
	$4,049	$1,466	$5,515	$3,870	$9,385

Total Realignment Charges
COS	$7,919	$897	$8,816	$590	$9,406
SG&A	157	859	1,016	3,280	4,296
Total	$8,076	$1,756	$9,832	$3,870	$13,702

	Three Months Ended March 31, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,680	$(105)	$1,575	$—	$1,575
SG&A	104	10	114	(16)	98
	$1,784	$(95)	$1,689	$(16)	$1,673
Non-Restructuring Charges
COS	$126	$6,325	$6,451	$—	$6,451
SG&A	485	50	535	645	1,180
	$611	$6,375	$6,986	$645	$7,631
Total Realignment Charges
COS	$1,806	$6,220	$8,026	$—	$8,026
SG&A	589	60	649	629	$1,278
Total	$2,395	$6,280	$8,675	$629	$9,304

Transformation Charges
SG&A	$—	$—	$—	$5,643	$5,643
	$—	$—	$—	$5,643	$5,643

Total Realignment and Transformation Charges
COS	$1,806	$6,220	$8,026	$—	$8,026
SG&A	589	$60	649	6,272	6,921
Total	$2,395	$6,280	$8,675	$6,272	$14,947

The following is a summary of total inception to date charges, net of adjustments, related to the 2020 Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$21,856	$1,526	$23,382	$—	$23,382
SG&A	51	316	367	—	367
	$21,907	$1,842	$23,749	$—	$23,749
Non-Restructuring Charges
COS	$23,095	$125	$23,220	$642	$23,862
SG&A	10,838	5,422	16,260	21,162	37,422
	$33,933	$5,547	$39,480	$21,804	$61,284
Total Realignment Charges
COS	$44,951	$1,651	$46,602	$642	$47,244
SG&A	10,889	5,738	16,627	21,162	37,789
Total	$55,840	$7,389	$63,229	$21,804	$85,033

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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2020 Realignment Program:

	Three Months Ended March 31, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$1,373	$—	$2,190	$763	$4,326
SG&A	—	—	—	(9)	(9)
Total	$1,373	$—	$2,190	$754	$4,317

	Three Months Ended March 31, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$1,683	$—	$(3)	$(105)	$1,575
SG&A	139	—	(3)	(38)	98
Total	$1,822	$—	$(6)	$(143)	$1,673

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2020 Realignment Program :

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,617	$52	$3,602	$3,111	$23,382
SG&A	84	—	14	269	367
Total	$16,701	$52	$3,616	$3,380	$23,749

The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the three months ended March 31, 2021 and 2020:

(Amounts in thousands)	2021	2020
Balance at January 1	$18,255	$6,703
Charges, net of adjustments	2,127	1,658
Cash expenditures	(8,296)	(1,827)
Other non-cash adjustments, including currency	(617)	(216)
Balance at March 31	$11,469	$6,318
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2020 Annual Report.

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
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. We have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 162 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.

Our operations are conducted through two business segments that are referenced throughout this MD&A:
•Flowserve Pump Division ("FPD") for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related equipment.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with maintaining the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. Despite continued headwinds caused by the COVID-19 pandemic, we continue to enhance our global supply chain capabilities to continue to increase our ability to meet global customer demands and continue to improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improve the supply chain processes across our business segments and find areas of synergy and cost reduction, all along improving our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
COVID-19 Update
Our cross-functional crisis management team established during the first quarter of 2020 has continued monitoring and making recommendations to management to help us continue operating as an essential business, while also protecting the health and safety of our associates. We anticipate that the COVID-19 pandemic will have less of an impact on human health, the global economy and society at large in 2021 as vaccine supply continues to increase and efforts to distribute and administer ramped up worldwide. As a result, the pandemic is expected to have less of an impact on our operations and financial performance as we progress through 2021 than it did in 2020, though we expect that widespread implications of the pandemic worldwide will continue to cause substantial economic uncertainty and challenging operational conditions throughout 2021. We continued to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies.
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
Health and Safety of Our Associates
The health and safety of our associates, suppliers and customers around the world continues to be our first priority as we continue to navigate the COVID-19 pandemic, including recent spikes in cases of the virus and its variants in various geographies in which we operate. We are incredibly proud of the great teamwork exhibited by our global workforce who have demonstrated strong resilience in adapting to continually evolving health and safety guidelines while addressing these challenging times and providing products and services to our customers.

At the beginning of the pandemic we implemented policies and practices to help protect our workforce so they can safely and effectively carry out their vital work, and we have continued to revise those policies and practices in light of guidance received from local and regional health authorities where appropriate. We continue to enforce the previously instituted global restrictions on non-essential travel and the work-from-home policy for all non-essential employees who are able to do so has continued in effect in locations where health officials have advised such policies, including for our global headquarters in Irving, Texas, which will maintain its work-from-home policy for at least through the middle of 2021. In those locations where employees are going to work in our facilities, we continue taking steps, consistent with guidelines from local and global health experts to protect our employees so that we can continue operations and manufacture critical technologies and equipment, including providing face coverings and other personal protective equipment, enhanced cleaning of sites and implemented social distancing protocols.
Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. While some of our facilities have experienced periods of temporary closures in accordance with decrees, orders and laws in their respective countries and geographies, many of which occurred at the onset of the pandemic, as of May 3, 2021, all of our facilities are open and operational, and are running close to pre-COVID-19 levels as we continue to make essential products and provide services for our customers. While the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic, we anticipate that these adverse impacts will decline as the roll out of vaccines improves around the world and as we navigate further through the pandemic in 2021.
Customer Demand
During the first three months of 2021, the ongoing effects of the COVID-19 pandemic in global markets has continued to adversely impact our customers, particularly in the oil and gas markets. As a result of the pandemic’s effect on oil prices during 2020, many of our large customers reduced capital expenditures and budgets last year. To date, customer spending has yet to return to pre-pandemic levels. As a result, we saw an overall decline in bookings of 3.3% in the first quarter of 2021 as compared to the same period in 2020, though we have not seen a significant increase in the levels of customer cancellations in our existing backlog.
While we expect that many of the repair and maintenance projects that were paused by our customers last year as a result of the pandemic will ultimately need to be completed, the timing will largely depend on the duration of the COVID-19 pandemic and how the virus continues to spread in our customers’ various geographies. While we expect to see some recovery in capital expenditure budgets and, therefore, our bookings, as we navigate throughout 2021, we do not expect planned capital spending to approach pre-pandemic levels for some time.
Supply Chain Impact
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping delays related to the COVID-19 pandemic, some of which continue to exist in highly affected countries. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. Though some of these issues have abated as the pandemic has progressed, certain disruptions in our supply chain and their effects have continued and we expect they will continue as the COVID-19 pandemic continues.
Operational Impacts
We continue to engage in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “—RESULTS OF OPERATIONS – Three months ended March 31, 2021 and 2020”), reductions in capital expenditures and continued cuts in other discretionary spending due to our response to the effects of COVID-19, which partially offsets the continued costs and operational impacts of the safety protocols and procedures that we have implemented and sustained as described above under the heading "-Health and Safety of Our Associates." We continue to evaluate additional cost savings measures in order to reduce the impact of the COVID-19 pandemic on our financial results.
We continually monitor and assess the spread of COVID-19 and known variants, including in areas that have seen recent increases in cases, and we will continue to adapt our operations to respond the changing conditions as needed. As we continue to manage our business through this unprecedented time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.
2021 Outlook
As the headwinds experienced in 2020 continue to impact our business, largely in the form of lower bookings which resulted in a lower starting 2021 backlog, we expect revenues will decline in 2021 approximately 3% to 5% as compared to the same period in 2020. Despite these effects, however, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. As of March 31, 2021, we had approximately $1.4 billion of liquidity, consisting of cash and cash equivalents of $659.3 million and $742.0 million of borrowings available under our Senior Credit Facility. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2021. As the world continues to make progress against COVID-19 largely through increased vaccinations, we have begun to see an inflection in our served end-markets as commodity prices and mobility levels increase. As such, we expect full-year bookings in 2021 to increase compared to 2020 levels in the mid-single digit percentage range.

RESULTS OF OPERATIONS — Three months ended March 31, 2021 and 2020

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
During the first quarter of 2021, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by approximately $1 million, retained earnings by approximately $14 million and accumulated other comprehensive loss by approximately $15 million as of December 31, 2020.
In addition, as previously disclosed, during the third quarter of 2020, we identified accounting errors related to the recognition of a liability for unasserted asbestos claims. The adjustments primarily related to an incurred but not reported ("IBNR") liability associated with unasserted asbestos claims, but also included adjustments related to the associated receivables for expected insurance proceeds for asbestos settlement and defense costs from insurance coverage and the recognition as an expense the related legal fees that were previously estimated to be recoverable from insurance carriers for which coverage is not currently sufficient following the recognition of the IBNR for periods beginning with the year ended December 31, 2014 through the second quarter of 2020 and to correct certain other previously identified immaterial errors.
We have assessed the above described errors, individually and in the aggregate, and concluded they were not material to the period ended March 31, 2020 or any previous period. The March 31, 2020 balances, as presented herein, have been revised. The remaining periods in 2020 not presented herein will be revised, as applicable, in future filings. For a detailed discussion related to the revised balances refer to Note 2.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform, which is further discussed in Note 17 to our condensed consolidated financial statements included in this Quarterly Report. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A expenses. As of the first quarter of 2021, the Flowserve 2.0 Transformation efforts were substantially complete.
In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs. We anticipate a total investment in 2020 Realignment Program activities of approximately $90 million and and the majority of the charges were incurred in 2020 with the remainder to be incurred through the second quarter of 2021. Based on the actions initiated with the 2020 Realignment Program, we estimate that we have achieved cost savings of approximately $21 million as of March 31, 2021, with approximately $10 million of those savings in COS and approximately $11 million in SG&A. Upon completion of the 2020 Realignment Program activities, we expect full year run-rate cost savings of approximately $125 million. Actual savings could vary from expected savings, which represent management’s best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized.

Realignment Activity
The following tables present out realignment activity by segment related to our 2020 Realignment Program. For the three months ended March 31, 2021, the total charges incurred in are related to our 2020 Realignment Program and there were no Flowserve 2.0 Transformation charges. For the three months ended March 31, 2020, the total charges incurred in are related to our 2020 Realignment Program and Flowserve 2.0 Transformation:

	Three Months Ended March 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$7,919	$897	$8,816	$590	$9,406
SG&A	157	859	1,016	3,280	4,296
Total	$8,076	$1,756	$9,832	$3,870	$13,702

	Three Months Ended March 31, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$1,806	$6,220	$8,026	$—	$8,026
SG&A	589	$60	649	6,272	6,921
Total	$2,395	$6,280	$8,675	$6,272	$14,947

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Bookings	$945.0	$976.9
Sales	857.3	893.5

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2021 decreased by $31.9 million, or 3.3%, as compared with the same period in 2020. The decrease included currency benefits of approximately $26 million. The decrease was driven by lower customer bookings in the oil and gas and power generation industries and were partially offset by increased bookings in the chemical and general industries. The decrease in customer bookings was driven by aftermarket bookings.
Sales for the three months ended March 31, 2021 decreased by $36.2 million, or 4.1%, as compared with the same period in 2020. The decrease included currency benefits of approximately $27 million. The decreased sales were driven by original equipment, with decreased sales into North America and the Middle East, partially offset by increased sales into Asia Pacific, Europe and Latin America. Net sales to international customers, including export sales from the U.S., were approximately 68% and 62% of total sales for the three months ended March 31, 2021 and 2020, respectively.

Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1,883.9 million at March 31, 2021 increased by $29.0 million, or 1.6%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $42 million. Approximately 34% and 33% of the backlog at March 31, 2021 and December 31, 2020, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $573 million, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020
Gross profit	$250.9	$266.5
Gross profit margin	29.3%	29.8%

Gross profit for the three months ended March 31, 2021 decreased by $15.6 million, or 5.9%, as compared with the same period in 2020. Gross profit margin for the three months ended March 31, 2021 of 29.3% decreased from 29.8% for the same period in 2020. The decrease in gross profit margin was primarily due to revenue recognized on lower margin original equipment orders, partially offset by a $8.4 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020, a mix shift to higher margin aftermarket sales and increased savings related to our realignment actions as compared to the same period in 2020. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 49% of total sales for the same period in 2020.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020
SG&A	$198.3	$245.5
SG&A as a percentage of sales	23.1%	27.5%

SG&A for the three months ended March 31, 2021 decreased by $47.2 million, or 19.2%, as compared with the same period in 2020. Currency effects yielded an increase of approximately $5 million. SG&A as a percentage of sales for the three months ended March 31, 2021 decreased 440 basis points primarily due to decreased charges and increased savings related to our realignment actions and lower bad debt expense, partially offset by increased broad-based annual incentive compensation as compared with the same period in 2020.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Net earnings from affiliates	$3.5	$3.2

Net earnings from affiliates for the three months ended March 31, 2021 increased $0.3 million, or 9.4%, as compared with the same period in 2020. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020
Operating income	$56.1	$24.2
Operating income as a percentage of sales	6.5%	2.7%

Operating income for the three months ended March 31, 2021 increased by $31.9 million, or 131.8%, as compared with the same period in 2020. The increase included currency benefits of approximately $1 million. The increase was primarily a result of the $47.2 million decrease in SG&A, partially offset by the $15.6 million decrease in gross profit.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Interest expense	$(16.8)	$(13.0)
Interest income	0.6	1.7

Interest expense for the three months ended March 31, 2021 increased $3.8 million, as compared with the same period in 2020. Interest income for the three months ended March 31, 2021 decreased $1.1 million, as compared with the same period in 2020. The increase in interest expense was primarily attributable to interest expense associated with the senior notes issued in the third quarter of 2020. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2020.

Loss on Extinguishment of Debt

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Loss on extinguishment of debt	$(7.6)	$—

Loss on extinguishment of debt for the three months ended March 31, 2021 of $7.6 million, resulted from the redemption of our 2022 Euro Senior Notes. For a further discussion on the redemption of our 2022 Euro Senior Notes refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report.

Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Other income (expense), net	$(11.4)	$38.2

Other income (expense), net for the three months ended March 31, 2021 decreased $49.6 million as compared with the same period in 2020, due primarily to an $52.5 million increase in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $2.6 million increase in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Canadian dollar, Mexican peso, Euro and Brazilian real in relation to the U.S. dollar during the three months ended March 31, 2021, as compared with the same period in 2020.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020
Provision for income taxes	$3.8	$37.0
Effective tax rate	18.1%	72.2%

The effective tax rate of 18.1% for the three months ended March 31, 2021 decreased from 72.2% for the same period in 2020. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2021 primarily due to the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of restructuring specific aspects of our global financing arrangements and higher withholding taxes related to transactions with and amongst various foreign subsidiaries. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Other comprehensive income (loss)	$(6.4)	$(89.7)

Other comprehensive income for the three months ended March 31, 2021 increased $83.3 million from a loss of $89.7 million in 2020. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Colombian peso, Mexican peso and British pound versus the U.S. dollar during the three months ended March 31, 2021, as compared with the same period in 2020.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.

Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 48 countries with 39 manufacturing facilities worldwide, 13 of which are located in Europe, 12 in North America, eight in Asia and six in Latin America, and it operates 136 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020
Bookings	$653.8	$685.1
Sales	602.6	635.7
Gross profit	182.9	195.8
Gross profit margin	30.4%	30.8%
SG&A	132.6	159.2
Segment operating income	53.8	39.7
Segment operating income as a percentage of sales	8.9%	6.2%

Bookings for the three months ended March 31, 2021 decreased by $31.3 million, or 4.6%, as compared with the same period in 2020. The decrease included currency benefits of approximately $18 million. The decrease in customer bookings was driven by decreased orders in the oil and gas and power generation industries, partially offset by increased bookings in the chemical and general industries. Customer bookings decreased $47.5 million into Asia Pacific, $9.9 million into the Middle East and $4.0 million into North America and were partially offset by increased bookings of $13.4 million into Latin America and $2.9 million into Africa. The decrease was more heavily weighted towards aftermarket bookings. Interdivision bookings (which are eliminated and are not included in consolidated bookings) decreased by $2.2 million.
Sales for the three months ended March 31, 2021 decreased by $33.1 million, or 5.2% as compared with the same period in 2020 and included currency benefits of approximately $18 million. The decrease was driven by customer original equipment sales. Decreased customer sales of $43.6 million into North America and $17.1 million into the Middle East, partially offset by increased sales of $13.3 million into Europe, $12.3 million into Asia Pacific and $2.5 million into Africa.
Gross profit for the three months ended March 31, 2021 decreased by $12.9 million, or 6.6%, as compared with the same period in 2020. Gross profit margin for the three months ended March 31, 2021 of 30.4% decreased from 30.8% for the same period in 2020. The decrease in gross profit margin was primarily attributable to increased charges under our realignment actions as compared to the same period in 2020 and revenue recognized on lower margin original equipment orders, substantially offset by a $6.0 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur, a mix shift to higher margin aftermarket sales and increased savings related to our realignment actions as compared to the same period in 2020.
SG&A for the three months ended March 31, 2021 decreased by $26.6 million, or 16.7%, as compared with the same period in 2020. Currency effects provided an increase of approximately $4 million. The decrease in SG&A was primarily due to a decrease in travel, administrative and selling-related expenses, lower bad debt expense and increased savings related to our realignment actions as compared to the same period in 2020.
Operating income for the three months ended March 31, 2021 increased by $14.1 million, or 35.5%, as compared with the same period in 2020. The increase included currency benefits of approximately $1 million. The increase was primarily due to the $26.6 million decrease in SG&A partially offset by the $12.9 million decrease in gross profit.
Backlog of $1,238.6 million at March 31, 2021 increased by $1.7 million, or 0.1%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $32 million.

Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 46 manufacturing facilities and QRCs in 22 countries around the world, with five of its 19 manufacturing operations located in the U.S., eight located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2021	2020
Bookings	$294.0	$296.3
Sales	255.8	259.4
Gross profit	74.6	74.8
Gross profit margin	29.2%	28.8%
SG&A	49.9	57.7
Segment operating income	24.7	17.2
Segment operating income as a percentage of sales	9.7%	6.6%

Bookings for the three months ended March 31, 2021 decreased by $2.3 million, or 0.8%, as compared with the same period in 2020. Bookings included currency benefits of approximately $8 million. The decrease in customer bookings was primarily driven by decreased orders in the oil and gas and general industries, substantially offset by increased bookings in the chemical and power generation industries. Decrease customers bookings of $13.0 million into Europe, $10.0 million into North America and $7.7 million into the Middle East and were mostly offset by increased bookings of $28.7 million into Asia Pacific and $0.9 million into Africa. The decrease was driven by customer aftermarket bookings.
Sales for the three months ended March 31, 2021 decreased $3.6 million, or 1.4%, as compared with the same period in 2020. The decrease included currency benefits of approximately $8 million. Decreased sales were driven by original equipment sales. The decrease was primarily driven by decreased customer sales of $32.5 million into North America and $1.4 million into Africa, substantially offset by increased sales of $23.5 million into Asia Pacific, $3.4 million into Europe, $2.5 million into the Middle East and $1.3 million into Latin America.
Gross profit for the three months ended March 31, 2021 decreased by $0.2 million, or 0.3%, as compared with the same period in 2020. Gross profit margin for the three months ended March 31, 2021 of 29.2% increased from 28.8% for the same period in 2020. The increase in gross profit margin was primarily attributable to a $2.4 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic that did not recur and decreased charges and increased savings under our realignment actions, partially offset by revenue recognized on lower margin original equipment orders as compared to the same period in 2020.
SG&A for the three months ended March 31, 2021 decreased by $7.8 million, or 13.5%, as compared with the same period in 2020. Currency effects provided an increase of approximately $1 million. The decrease in SG&A was primarily due to a decrease in travel, administrative and selling-related expenses, and increased savings related to our realignment actions compared to the same period in 2020.
Operating income for the three months ended March 31, 2021 increased by $7.5 million, or 43.6%, as compared with the same period in 2020. The increase included currency benefits of approximately $1 million. The decrease was primarily due to the $7.8 million decrease in SG&A and the $0.2 million decrease in gross profit.
Backlog of $649.3 million at March 31, 2021 increased by $26.2 million, or 4.2%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $9 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
Net cash flows provided (used) by operating activities	$36.4	$47.5
Net cash flows provided (used) by investing activities	(9.5)	(5.2)
Net cash flows provided (used) by financing activities	(449.9)	(65.5)

Existing cash, cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2021 was $659.3 million, as compared with $1,095.3 million at December 31, 2020.
Our cash balance decreased by $436.0 million to $659.3 million at March 31, 2021, as compared with December 31, 2020. The cash activity during the first three months of 2021 included the $407.5 million redemption of our 2022 Euro Senior Notes, $26.5 million in dividend payments, $11.4 million in capital expenditures and $5.1 million of share repurchases, partially offset by cash provided by operating activities.
For the three months ended March 31, 2021, our cash provided by operating activities was $36.4 million, as compared to $47.5 million for the same period in 2020. Cash flow provided from working capital decreased for the three months ended March 31, 2021, due primarily to increased cash flows used or decreased cash flows provided by accounts payable, contract liabilities, accounts receivable and accrued liabilities and income taxes payable, partially offset by decreased cash flows used from inventory and contract assets to the same period in 2020.
Decreases in accounts receivable provided $9.0 million of cash flow for the three months ended March 31, 2021, as compared to $19.1 million for the same period in 2020. As of March 31, 2021, our days’ sales outstanding ("DSO") was 77 days as compared with 74 days as of March 31, 2020.
Decreases in contract assets provided $2.2 million of cash flow for the three months ended March 31, 2021, as compared with cash flows used of $14.5 million for the same period in 2020.
Increases in inventory used $17.0 million and $43.2 million of cash flow for the three months ended March 31, 2021 and March 31, 2020, respectively. Inventory turns were 3.6 times at March 31, 2021, as compared to 3.7 as of March 31, 2020.

Decreases in accounts payable used $47.1 million of cash flow for the three months ended March 31, 2021, as compared with $8.8 million for the same period in 2020. Increases in accrued liabilities and income taxes payable provided $0.2 million of cash flow for the three months ended March 31, 2021, as compared with cash flows used of $10.7 million for the same period in 2020.
Increases in contract liabilities provided $9.0 million of cash flow for the three months ended March 31, 2021, as compared to $16.6 million for the same period in 2020.
Cash flows used by investing activities during the three months ended March 31, 2021 were $9.5 million, as compared to $5.2 million for the same period in 2020. Capital expenditures during the three months ended March 31, 2021 were $11.4 million, a decrease of $4.5 million as compared with the same period in 2020. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2021, we currently estimate capital expenditures to be between $70 million and $80 million, before consideration of any acquisition activity. In addition, proceeds received during the three months ended March 31, 2021 from disposal of assets provided $1.9 million, primarily from the 2020 sale of non-strategic manufacturing facilities that were included in our Realignment Programs. Proceeds received during the first three months of 2020 included $10.7 million of proceeds from the disposal of assets, primarily from the 2019 sale of non-strategic manufacturing facilities that were included in Realignment Programs.
Cash flows used by financing activities during the three months ended March 31, 2021 were $449.9 million, as compared to $65.5 million for the same period in 2020. Cash outflows during the three months ended March 31, 2021 resulted primarily from a $407.5 million payment on long-term debt resulting from the redemption of our 2022 Euro Senior Notes, $26.5 million of dividend payments and the repurchase of $5.1 million of common shares.
As of March 31, 2021, we had an available capacity of $742.0 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the three months ended March 31, 2021 we made no cash contributions to our U.S. pension plan. At December 31, 2020 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2021, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of March 31, 2021, we have $108.5 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.

Financing
Credit Facilities
See Note 13 to our consolidated financial statements included in our 2020 Annual Report and Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of March 31, 2021.

COVID-19 Liquidity Update
As of March 31, 2021, we had approximately $1.4 billion of liquidity, consisting of cash and cash equivalents of $659.3 million and $742.0 million of borrowings available under our Senior Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report. The critical policies, for which no significant changes have occurred in the three months ended March 31, 2021, include:

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

These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2020 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
LIBOR
On March 5, 2021, the UK Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”) issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for 1-Week and 2-Month USD LIBOR and after June 30, 2023 for other USD LIBOR reference rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, has proposed the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR is generally accepted as the LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. The Company’s current Senior Credit Facility agreement includes a provision for the determination of a successor LIBOR rate when appropriate by reference to the then-prevailing market convention for determining an interest rate for syndicated loans in the United States, subject to a right of the lenders thereunder to reject the application of the determined rate by written notice. While we will work with our administrative agent to incorporate a successor reference rate, there can be no assurances as to what alternative reference rates may be and whether such rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into two swap agreements associated with our Euro investment in certain of our international subsidiaries. The swap agreements are designated as a net investment hedges and as of March 31, 2021, the notional value of the swaps agreements was €288.2 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. For further discussion related to these swap agreements refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report. We recognized net gains (losses) associated with foreign currency translation of $(10.9) million and $(96.1) million for the three months ended March 31, 2021 and 2020, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of March 31, 2021, we had a U.S. dollar equivalent of $371.3 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $388.1 million at December 31, 2020. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(9.5) million and $40.4 million for the three months ended March 31, 2021 and 2020, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2021, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2021 would have impacted our net earnings by approximately $9 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

There are numerous factors that affect our business, financial condition, results of operations, cash flows, reputation and/or prospects, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2020 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.
There have been no material changes in risk factors discussed in our 2020 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended March 31, 2021, our 2020 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2021, we repurchased 129,000 for $5.1 million (representing an average cost of $39.39 per share).  As of March 31, 2021, we have $108.5 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	1,624	(2)	$37.01	—	$113.6
February 1 - 28	137,353	(2)	38.37	—	113.6
March 1 - 31	140,433	(3)	39.29	129,000	108.5
Total	279,410		$38.82	129,000
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
(3)Includes 9,747 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $38.18 and 1,686 shares purchased at a price of $37.85 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 26, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2020).

3.2	Flowserve Corporation By-Laws, as amended and restated effective August 12, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2020).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	May 3, 2021	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2021	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)