Form 10-Q
period 2021-06-30
FLOWSERVE CORP
filed 2021-08-05
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           to          .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York			31-0267900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 700,	Irving,	Texas	75039
(Address of principal executive offices)			(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2021 there were 130,262,789 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended June 30, 2021 and 2020 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Six Months Ended June 30, 2021 and 2020 (unaudited)	2
Condensed Consolidated Balance Sheets – Condensed Consolidated Balance Sheets – June 30, 2021 and December 31, 2020 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended June 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Six Months Ended June 30, 2021 and 2020 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2021 and 2020 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	52
SIGNATURES	53
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2021	2020
Sales	$898,178	$925,012
Cost of sales	(619,940)	(655,305)
Gross profit	278,238	269,707
Selling, general and administrative expense	(210,789)	(229,343)
Gain on sale of business	1,806	—
Net earnings from affiliates	2,907	3,088
Operating income	72,162	43,452
Interest expense	(14,322)	(12,935)
Interest income	465	1,149
Other income (expense), net	(7,850)	(18,907)
Earnings before income taxes	50,455	12,759
Provision for income taxes	(2,711)	(4,485)
Net earnings, including noncontrolling interests	47,744	8,274
Less: Net earnings attributable to noncontrolling interests	(2,390)	(2,142)
Net earnings attributable to Flowserve Corporation	$45,354	$6,132
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.35	$0.05
Diluted	0.35	0.05

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2021	2020
Net earnings, including noncontrolling interests	$47,744	$8,274
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(6,401) and $(1,188), respectively	13,998	19,048
Pension and other postretirement effects, net of taxes of $(472) and $(444), respectively	2,059	1,758
Cash flow hedging activity	15	44
Other comprehensive income (loss)	16,072	20,850
Comprehensive income (loss), including noncontrolling interests	63,816	29,124
Comprehensive (income) loss attributable to noncontrolling interests	(2,403)	(2,079)
Comprehensive income (loss) attributable to Flowserve Corporation	$61,413	$27,045

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2021	2020
Sales	$1,755,486	$1,818,526
Cost of sales	(1,226,348)	(1,282,360)
Gross profit	529,138	536,166
Selling, general and administrative expense	(409,104)	(474,794)
Gain on sale of business	1,806	—
Net earnings from affiliates	6,425	6,283
Operating income	128,265	67,655
Interest expense	(31,101)	(25,898)
Loss on extinguishment of debt	(7,610)	—
Interest income	1,067	2,898
Other income (expense), net	(19,213)	19,295
Earnings before income taxes	71,408	63,950
Provision for income taxes	(6,503)	(41,453)
Net earnings, including noncontrolling interests	64,905	22,497
Less: Net earnings attributable to noncontrolling interests	(5,471)	(4,243)
Net earnings attributable to Flowserve Corporation	$59,434	$18,254
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.46	$0.14
Diluted	0.45	0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2021	2020
Net earnings, including noncontrolling interests	$64,905	$22,497
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(5,747) and $5,974, respectively	3,109	(77,013)
Pension and other postretirement effects, net of taxes of $(942) and $(842), respectively	6,318	8,067
Cash flow hedging activity	217	98
Other comprehensive income (loss)	9,644	(68,848)
Comprehensive income (loss), including noncontrolling interests	74,549	(46,351)
Comprehensive (income) loss attributable to noncontrolling interests	(5,633)	(5,018)
Comprehensive income (loss) attributable to Flowserve Corporation	$68,916	$(51,369)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$630,397	$1,095,274
Accounts receivable, net of allowance for expected credit losses of $74,782 and $75,176, respectively	729,551	753,462
Contract assets, net of allowance for expected credit losses of $3,038 and $3,205, respectively	262,231	277,734
Inventories, net	690,145	667,228
Prepaid expenses and other	128,364	110,635
Total current assets	2,440,688	2,904,333
Property, plant and equipment, net of accumulated depreciation of $1,107,765 and $1,093,348, respectively	526,101	556,873
Operating lease right-of-use assets, net	204,075	208,125
Goodwill	1,213,103	1,224,886
Deferred taxes	46,904	30,538
Other intangible assets, net	160,653	168,496
Other assets, net of allowance for expected credit losses of $67,770 and $67,842, respectively	227,145	221,426
Total assets	$4,818,669	$5,314,677

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$393,608	$440,199
Accrued liabilities	422,161	463,222
Contract liabilities	209,092	194,227
Debt due within one year	9,599	8,995
Operating lease liabilities	35,256	34,990
Total current liabilities	1,069,716	1,141,633
Long-term debt due after one year	1,307,149	1,717,911
Operating lease liabilities	173,388	176,246
Retirement obligations and other liabilities	497,724	517,566
Commitments and contingencies (See Note 11)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	494,221	502,227
Retained earnings	3,677,117	3,670,543
Treasury shares, at cost – 46,806 and 46,768 shares, respectively	(2,058,279)	(2,059,309)
Deferred compensation obligation	7,077	6,164
Accumulated other comprehensive loss	(600,143)	(609,625)
Total Flowserve Corporation shareholders’ equity	1,740,984	1,730,991
Noncontrolling interests	29,708	30,330
Total equity	1,770,692	1,761,321
Total liabilities and equity	$4,818,669	$5,314,677
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — April 1, 2021	176,793	$220,991	$488,906	$3,658,158	(46,496)	$(2,045,937)	$6,114	$(616,200)	$29,754	$1,741,786
Stock activity under stock plans	—	—	(1,397)	—	1	107	963	—	—	(327)
Stock-based compensation	—	—	6,712	—	—	—	—	—	—	6,712
Net earnings	—	—	—	45,354	—	—	—	—	2,390	47,744
Cash dividends declared	—	—	—	(26,395)	—	—	—	—	—	(26,395)
Repurchases of common shares	—	—	—	—	(311)	(12,449)	—	—	—	(12,449)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	16,058	14	16,072
Other, net	—	—	—	—	—	—	—	(1)	(2,450)	(2,451)
Balance — June 30, 2021	176,793	$220,991	$494,221	$3,677,117	(46,806)	$(2,058,279)	$7,077	$(600,143)	$29,708	$1,770,692

Balance — April 1, 2020	176,793	$220,991	$497,721	$3,630,694	(47,002)	$(2,069,063)	$8,324	$(674,829)	$25,995	$1,639,833
Stock activity under stock plans	—	—	(2,733)	—	129	4,761	(2,288)	—	—	(260)
Stock-based compensation	—	—	4,164	—	—	—	—	—	—	4,164
Net earnings	—	—	—	6,132	—	—	—	—	2,142	8,274
Cash dividends declared	—	—	—	(26,356)	—	—	—	—	—	(26,356)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	20,913	(63)	20,850
Other, net	—	—	—	—	—	—	—	—	(295)	(295)
Balance — June 30, 2020	176,793	$220,991	$499,152	$3,610,470	(46,873)	$(2,064,302)	$6,036	$(653,916)	$27,779	$1,646,210
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2021	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(24,478)	—	402	18,561	913	—	—	(5,004)
Stock-based compensation	—	—	16,472	—	—	—	—	—	—	16,472
Net earnings	—	—	—	59,434	—	—	—	—	5,471	64,905
Cash dividends declared	—	—	—	(52,860)	—	—	—	—	—	(52,860)
Repurchases of common shares	—	—	—	—	(440)	(17,531)	—	—	—	(17,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	9,482	162	9,644
Other, net	—	—	—	—	—	—	—	—	(6,255)	(6,255)
Balance — June 30, 2021	176,793	$220,991	$494,221	$3,677,117	(46,806)	$(2,058,279)	$7,077	$(600,143)	$29,708	$1,770,692

Balance — January 1, 2020	176,793	$220,991	$501,045	$3,652,244	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,772,341
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(20,368)	—	446	19,393	(2,298)	—	—	(3,273)
Stock-based compensation	—	—	18,475	—	—	—	—	—	—	18,475
Net earnings	—	—	—	18,254	—	—	—	—	4,243	22,497
Cash dividends declared	—	—	—	(52,737)	—	—	—	—	—	(52,737)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(69,624)	776	(68,848)
Other, net	—	—	—	—	—	—	—	—	(2,842)	(2,842)
Balance — June 30, 2020	176,793	$220,991	$499,152	$3,610,470	(46,873)	$(2,064,302)	$6,036	$(653,916)	$27,779	$1,646,210
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2021	2020
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$64,905	$22,497
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	44,491	41,711
Amortization of intangible and other assets	7,433	6,136
Loss on extinguishment of debt	7,610	—
Stock-based compensation	16,472	18,475
Foreign currency, asset write downs and other non-cash adjustments	12,460	10,970
Change in assets and liabilities:
Accounts receivable, net	14,285	858
Inventories, net	(30,784)	(36,575)
Contract assets, net	12,232	(44,276)
Prepaid expenses and other assets, net	(16,187)	(3,956)
Accounts payable	(41,146)	(9,201)
Contract liabilities	17,026	4,412
Accrued liabilities and income taxes payable	(37,123)	(1,140)
Retirement obligations and other	(2,761)	15,717
Net deferred taxes	(7,607)	(5,445)
Net cash flows provided (used) by operating activities	61,306	20,183
Cash flows – Investing activities:
Capital expenditures	(22,541)	(29,072)
Proceeds from disposal of assets	2,085	10,810
Net affiliate investment activity	(3,384)	—
Net cash flows provided (used) by investing activities	(23,840)	(18,262)
Cash flows – Financing activities:
Payments on long-term debt	(407,473)	—
Proceeds under other financing arrangements	1,386	1,990
Payments under other financing arrangements	(3,256)	(4,862)
Repurchases of common shares	(17,531)	(32,112)
Payments related to tax withholding for stock-based compensation	(5,777)	(3,850)
Payments of dividends	(52,168)	(52,054)
Other	(6,275)	(2,844)
Net cash flows provided (used) by financing activities	(491,094)	(93,732)
Effect of exchange rate changes on cash	(11,249)	(17,464)
Net change in cash and cash equivalents	(464,877)	(109,275)
Cash and cash equivalents at beginning of period	1,095,274	670,980
Cash and cash equivalents at end of period	$630,397	$561,705

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies

Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2021, the related condensed consolidated statements of income and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Where applicable, prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report").
Revision to Previously Reported Financial Information - During the first quarter of 2021, as previously disclosed, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.0 million and accumulated other comprehensive loss by $15.5 million as of December 31, 2020.
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
We have assessed the above described errors, individually and in the aggregate, and concluded they were not material to the period ended June 30, 2020 or any previous period. The June 30, 2020, balances, as presented herein, have been revised. Additionally, the remaining periods in 2020 will be revised the next time such financial statements are filed as applicable. Refer to Note 2 for a detailed discussion related to the impact of the revision as of and for the three and six months ended June 30, 2020 and the impact to future periods in 2020 which will be revised in future filings.
Coronavirus Pandemic ("COVID-19") and Oil and Gas Market - During the first six months of 2021, we continue to be challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19. As a result of the COVID-19 pandemic’s effect on oil prices, many of our large customers reduced capital expenditures and budgets in 2020. To date, customer spending has yet to return to pre-pandemic levels.
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

2.Revision to Previously Reported Financial Information

During the first quarter of 2021, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 though the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.0 million and accumulated other comprehensive loss by $15.5 million as of December 31, 2020.
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

The following tables present the impact to the affected line items on our condensed consolidated financial statements for the periods indicated for the correction of the accounting error involving foreign currency transactions identified in the first quarter of 2021, the accounting errors related to the recognition of a liability for unasserted asbestos claims identified in the third quarter of 2020, and other immaterial misstatements previously identified:

	June 30, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Contract assets, net of allowance for expected credit losses	$309,149	$47	$309,196
Total current assets	2,430,555	47	2,430,602
Property, plant and equipment, net of accumulated depreciation(1)	541,768	5,703	547,471
Other assets, net of allowance for expected credit losses(2)	218,604	16,926	235,530
Total assets	4,755,702	22,676	4,778,378
Accrued liabilities(3)	401,041	(4,029)	397,012
Contract liabilities(4)	214,135	5,498	219,633
Debt due within one year	9,058	156	9,214
Total current liabilities	1,088,738	1,625	1,090,363
Long-term debt due after one year(1)	1,367,478	5,646	1,373,124
Retirement obligations and other liabilities(5)	$470,400	$59,546	$529,946
Retained earnings(6)	3,643,868	(33,398)	3,610,470
Accumulated other comprehensive loss	(643,173)	(10,743)	(653,916)
Total Flowserve Corporation shareholders’ equity	1,662,572	(44,141)	1,618,431
Total equity	1,690,351	(44,141)	1,646,210
Total liabilities and equity	$4,755,702	$22,676	$4,778,378
______________________________________
(1) Adjustment relates to right-of-use (“ROU”) asset and lease liability for an operating lease.
(2) Adjustment relates to the associated receivables for expected insurance proceeds for asbestos settlements and defense costs.
(3) Adjustment primarily relates to non-restructuring realignment charges associated with workforce reductions in our Realignment Programs ("2020 Realignment Program"). Refer to Note 17 for further discussion of this program.
(4) Adjustment relates to one of our sites for correction in contract position caused by errors in estimated costs under the over time revenue recognition model.
(5) Adjustment primarily relates to IBNR reserves associated with unasserted asbestos claims.
(6) The adjustments to retained earnings are the cumulative effect of the immaterial errors that were corrected in prior periods.

	Three Months Ended June 30, 2020
(Amounts in thousands, except per share data)	As Reported	Adjustments	As Revised
Sales	$924,965	$47	$925,012
Cost of sales(1)	(657,805)	2,500	(655,305)
Gross profit	267,160	2,547	269,707
Selling, general and administrative expense(2)	(227,358)	(1,985)	(229,343)
Operating income	42,888	564	43,452
Other income (expense), net(3)	(14,941)	(3,966)	(18,907)
Earnings before income taxes	16,196	(3,437)	12,759
Provision for income taxes	(5,409)	924	(4,485)
Net earnings, including noncontrolling interests	10,787	(2,513)	8,274
Net earnings (loss) attributable to Flowserve Corporation	$8,645	$(2,513)	$6,132
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$0.07	$(0.02)	$0.05
Diluted	0.07	(0.02)	0.05
______________________________________
(1) Adjustment primarily relates to non-restructuring realignment charges associated with workforce reductions in our 2020 Realignment Program.
(2) Adjustment primarily relates to asbestos settlement and defense costs for related legal fees.
(3) Adjustment relates to the accounting error involving foreign currency transactions.

	Three Months Ended June 30, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net earnings, including noncontrolling interests(1)	$10,787	$(2,513)	$8,274
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes(2)	15,084	3,964	19,048
Other comprehensive income (loss)	16,886	3,964	20,850
Comprehensive income (loss), including noncontrolling interests	27,673	1,451	29,124
Comprehensive income (loss) attributable to Flowserve Corporation	$25,594	$1,451	$27,045
_______________________________________
(1) Adjustment relates to cumulative effect of the accounting errors that were corrected in the periods, as outlined above.
(2) Adjustment relates to the accounting error involving foreign currency transactions.

	Six Months Ended June 30, 2020
(Amounts in thousands, except per share data)	As Reported	Adjustments	As Revised
Sales	$1,819,422	$(896)	$1,818,526
Cost of sales(1)	(1,286,285)	3,925	(1,282,360)
Gross profit	533,137	3,029	536,166
Selling, general and administrative expense(2)	(470,980)	(3,814)	(474,794)
Operating income	68,440	(785)	67,655
Interest expense	(25,863)	(35)	(25,898)
Other income (expense), net(3)	8,521	10,774	19,295
Earnings before income taxes	53,996	9,954	63,950
Provision for income taxes	(41,719)	266	(41,453)
Net earnings, including noncontrolling interests	12,277	10,220	22,497
Net earnings (loss) attributable to Flowserve Corporation	$8,035	$10,219	$18,254
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$0.06	$0.08	$0.14
Diluted	0.06	0.08	0.14
_______________________________________
(1) Adjustment primarily relates to non-restructuring realignment charges associated with workforce reductions in our 2020 Realignment Program.
(2) Adjustment primarily relates to asbestos settlement and defense costs for related legal fees.
(3) Adjustment relates to the accounting error involving foreign currency transactions.

	Six Months Ended June 30, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net earnings, including noncontrolling interests(1)	$12,277	$10,220	$22,497
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes(2)	(66,269)	(10,744)	(77,013)
Other comprehensive income (loss)	(58,104)	(10,744)	(68,848)
Comprehensive income (loss), including noncontrolling interests	(45,827)	(524)	(46,351)
Comprehensive income (loss) attributable to Flowserve Corporation	$(50,845)	$(524)	$(51,369)
_______________________________________
(1) Adjustment relates to cumulative effect of the accounting errors that were corrected in the periods, as outlined above.
(2) Adjustment relates to the accounting error involving foreign currency transactions.

The following tables present the impact to affected line items on our condensed consolidated financial statements for the periods indicated for the correction of the accounting error involving foreign currency transactions identified in the first quarter of 2021:

	September 30, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Retirement obligations and other liabilities	$541,721	$1,500	$543,221
Retained earnings	3,625,291	14,936	3,640,227
Accumulated other comprehensive loss	(618,856)	(16,436)	(635,292)
Total Flowserve Corporation shareholders’ equity	1,673,421	(1,500)	1,671,921
Total equity	1,703,843	(1,500)	1,702,343
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Three Months Ended September 30, 2020
(Amounts in thousands, except per share data)	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$(963)	$5,636	$4,673
Earnings before income taxes	72,322	5,636	77,958
Provision for income taxes	(18,672)	(524)	(19,196)
Net earnings, including noncontrolling interests	53,650	5,112	58,762
Net earnings attributable to Flowserve Corporation	$51,003	$5,112	$56,115
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.39	$0.04	$0.43
Diluted	0.39	0.04	0.43
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Three Months Ended September 30, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$53,650	$5,112	$58,762
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	25,204	(5,649)	19,555
Other comprehensive income (loss)	24,269	(5,649)	18,620
Comprehensive income (loss), including noncontrolling interests	77,919	(537)	77,382
Comprehensive income (loss) attributable to Flowserve Corporation	$75,276	$(537)	$74,739
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

(Amounts in thousands, except per share data)	Nine Months Ended September 30, 2020
	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$7,558	$16,411	$23,969
Earnings before income taxes	125,498	16,411	141,909
Provision for income taxes	(59,175)	(1,475)	(60,650)
Net earnings, including noncontrolling interests	66,323	14,936	81,259
Net earnings attributable to Flowserve Corporation	$59,433	$14,936	$74,369
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.46	$0.11	$0.57
Diluted	0.45	0.12	0.57
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Nine Months Ended September 30, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$66,323	$14,936	$81,259
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(41,022)	(16,434)	(57,456)
Other comprehensive income (loss)	(33,792)	(16,434)	(50,226)
Comprehensive income (loss), including noncontrolling interests	32,531	(1,498)	31,033
Comprehensive income (loss) attributable to Flowserve Corporation	$24,869	$(1,498)	$23,371
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	December 31, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Retirement obligations and other liabilities	$516,087	$1,479	$517,566
Retained earnings	3,656,449	14,094	3,670,543
Accumulated other comprehensive loss	(594,052)	(15,573)	(609,625)
Total Flowserve Corporation shareholders’ equity	1,732,470	(1,479)	1,730,991
Total equity	1,762,800	(1,479)	1,761,321
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

(Amounts in thousands, except per share data)	Three Months Ended December 31, 2020
	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$(17,811)	$(931)	$(18,742)
Earnings before income taxes	61,314	(931)	60,383
Provision for income taxes	(856)	89	(767)
Net earnings, including noncontrolling interests	60,458	(842)	59,616
Net earnings attributable to Flowserve Corporation	$56,893	$(842)	$56,051
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.44	$(0.01)	$0.43
Diluted	0.43	—	0.43
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Three Months Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$60,458	$(842)	$59,616
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	41,411	862	42,273
Other comprehensive income (loss)	24,803	862	25,665
Comprehensive income (loss), including noncontrolling interests	85,261	20	85,281
Comprehensive income (loss) attributable to Flowserve Corporation	$81,698	$20	$81,718
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

(Amounts in thousands, except per share data)	Year Ended December 31, 2020
	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$(10,254)	$15,480	$5,226
Earnings before income taxes	186,812	15,480	202,292
Provision for income taxes	(60,031)	(1,386)	(61,417)
Net earnings, including noncontrolling interests	126,781	14,094	140,875
Net earnings attributable to Flowserve Corporation	$116,326	$14,094	$130,420
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.89	$0.11	$1.00
Diluted	0.89	0.11	1.00
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Year Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$126,781	$14,094	$140,875
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	388	(15,571)	(15,183)
Other comprehensive income (loss)	(8,991)	(15,571)	(24,562)
Comprehensive income (loss), including noncontrolling interests	117,790	(1,477)	116,313
Comprehensive income (loss) attributable to Flowserve Corporation	$106,565	$(1,477)	$105,088
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

The condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2020 have been revised to reflect the impacts of the above described errors. Additionally, the condensed consolidated statements of shareholders' equity for the periods from July 1, 2020 to September 30, 2020, January 1, 2020 to September 30, 2020 and for the year ended December 31, 2020, which will be revised the next time such financial statements are filed, have been corrected to reflect the impact of the errors described above and there are no other adjustments impacting those statements.

The following tables present the impact to affected sub-totals for the correction of the errors on our condensed consolidated statement of cash flows for the six month and nine month periods ended June 30, 2020 and September 30, 2020, respectively. There was no impact on the condensed consolidated statement of cash flows for the year ended December 31, 2020.

	Six Months Ended June 30, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net cash flows provided (used) by operating activities (1)	$21,231	$(1,048)	$20,183
Net cash flows provided (used) by investing activities (2)	(21,161)	2,899	(18,262)
Net cash flows provided (used) by financing activities(3)	(91,881)	(1,851)	(93,732)
Cash and cash equivalents at end of period	561,705	—	561,705
______________________________________
(1) Adjustment relates to cumulative effect of the accounting errors that were corrected in the periods, as outlined above.
(2) Primarily related to adjustments resulting from the misclassification of Software as a service arrangements as property, plant and equipment rather than other assets, net, as prescribed by ASU 2018-15.
(3) Primarily resulting from the misclassification of non-cash items under proceeds and payments under other financing arrangements in financing activities, rather than other assets, net, in operating activities.

	Nine Months Ended September 30, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net cash flows provided (used) by operating activities (1)	$115,629	$(1,380)	$114,249
Net cash flows provided (used) by investing activities (1)	(34,160)	1,495	(32,665)
Net cash flows provided (used) by financing activities	178,972	(115)	178,857
Cash and cash equivalents at end of period	921,178	—	921,178
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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 15% and 22% of total revenue for the three month period ended June 30, 2021 and 2020, respectively, and 16% and 22% for the six month period ended June 30, 2021 and 2020, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 85% and 78% of total revenue for the three month period ended June 30, 2021 and 2020, respectively, and 84% and 78% for the six month period ended June 30, 2021 and 2020, respectively. Refer to Note 3 to our consolidated financial statements included in our 2020 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•Flowserve Pump Division ("FPD") designs and manufactures custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
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

The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$220,387	$214,097	$434,484
Aftermarket	397,047	66,647	463,694
	$617,434	$280,744	$898,178

	Three Months Ended June 30, 2020
	FPD	FCD	Total
Original Equipment	$271,465	$191,358	$462,823
Aftermarket	402,089	60,100	462,189
	$673,554	$251,458	$925,012

	Six Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$434,541	$406,817	$841,358
Aftermarket	785,059	129,069	914,128
	$1,219,600	$535,886	$1,755,486

	Six Months Ended June 30, 2020
	FPD	FCD	Total
Original Equipment	$524,198	$389,977	$914,175
Aftermarket	784,482	119,869	904,351
	$1,308,680	$509,846	$1,818,526

Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$243,611	$98,118	$341,729
Latin America(2)	52,219	8,879	61,098
Middle East and Africa	69,662	26,530	96,192
Asia Pacific	119,375	88,944	208,319
Europe	132,567	58,273	190,840
	$617,434	$280,744	$898,178

	Three Months Ended June 30, 2020
	FPD	FCD	Total
North America(1)	$269,610	$106,737	$376,347
Latin America(2)	46,909	6,905	53,814
Middle East and Africa	96,740	21,687	118,427
Asia Pacific	128,102	64,546	192,648
Europe	132,193	51,583	183,776
	$673,554	$251,458	$925,012

	Six Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$467,582	$188,368	$655,950
Latin America(2)	94,256	15,694	109,950
Middle East and Africa	152,207	54,226	206,433
Asia Pacific	244,027	167,600	411,627
Europe	261,528	109,998	371,526
	$1,219,600	$535,886	$1,755,486

	Six Months Ended June 30, 2020
	FPD	FCD	Total
North America(1)	$537,135	$229,862	$766,997
Latin America(2)	89,096	12,415	101,511
Middle East and Africa	193,908	48,352	242,260
Asia Pacific	240,557	119,103	359,660
Europe	247,984	100,114	348,098
	$1,308,680	$509,846	$1,818,526
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On June 30, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $470 million. We estimate recognition of approximately $294 million of this amount as revenue in the remainder of 2021 and an additional $176 million in 2022 and thereafter.

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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2021 and 2020:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2021	$277,734	$1,139	$194,227	$822
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(112,835)	—
Revenue recognized in the period in excess of billings	321,040	54	—	—
Billings arising during the period in excess of revenue recognized	—	—	126,591	—
Amounts transferred from contract assets to receivables	(326,634)	(28)	—	—
Currency effects and other, net	(9,909)	(86)	1,109	(19)
Ending balance, June 30, 2021	$262,231	$1,079	$209,092	$803

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2020	$272,914	$9,280	$221,095	$1,652
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(138,994)	(646)
Revenue recognized in the period in excess of billings	386,250	511	—	—
Billings arising during the period in excess of revenue recognized	—	—	141,156	—
Amounts transferred from contract assets to receivables	(335,505)	(93)	—	—
Currency effects and other, net	(14,463)	(6,689)	(3,624)	(31)
Ending balance, June 30, 2020	$309,196	$3,009	$219,633	$975
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
Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Generally, contract assets are recorded when contractual billing schedules differ from revenue recognition based on timing and are managed through the revenue recognition process. Based on our historical credit loss experience, the current expected credit loss for contract assets is estimated to be approximately 1% of the asset balance.

The following table presents the changes in the allowance for expected credit losses for our trade receivables and contract assets for the six months ended June 30, 2021 and 2020:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	865	—
Write-offs	(2,015)	—
Currency effects and other, net	756	(167)
Ending balance, June 30, 2021	$74,782	$3,038

Beginning balance, January 1, 2020	$53,412	$206
Adoption of ASU 2016-13	6,970	2,779
Charges to cost and expenses, net of recoveries	11,800	—
Currency effects and other, net	(98)	25
Ending balance, June 30, 2020	$72,084	$3,010

Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the six months ended June 30, 2021 and 2020:

(Amounts in thousands)	2021	2020
Balance at January 1	$67,842	$68,555
Adoption of ASU 2016-13	—	(679)
Currency effects and other, net	(72)	(617)
Balance at June 30	$67,770	$67,259
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2021.

5.Stock-Based Compensation Plans

We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 11,273,436 were available for issuance as of June 30, 2021. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2021, 114,943 stock options were outstanding. No stock options were granted or vested during the six months ended June 30, 2021 and 2020.

 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $38.1 million and $18.7 million at June 30, 2021 and December 31, 2020, respectively, which is expected to be recognized over a remaining weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2021 and 2020 was $0.9 million and $2.9 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2021 and 2020 was $24.4 million and $21.0 million, respectively.
We recorded stock-based compensation expense of $5.1 million ($6.7 million pre-tax) and $3.3 million ($4.2 million pre-tax) for the three months ended June 30, 2021 and 2020, respectively. We recorded stock-based compensation expense of $12.7 million ($16.5 million pre-tax) and $14.4 million ($18.5 million pre-tax) for the six months ended June 30, 2021 and 2020, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2021
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2021	1,373,657	$46.76
Granted	995,204	39.59
Vested	(550,370)	44.27
Forfeited	(117,090)	48.01
Outstanding as of June 30, 2021	1,701,401	$43.29
Unvested Restricted Shares outstanding as of June 30, 2021 included approximately 509,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital, total shareholder return ("TSR") or free cash flow as a percent of net income over a three-year period. Performance units issued in 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued in 2019 and 2020 have a vesting percentage between 0% and 200%, while the 2021 performance units have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,063,000 shares based on performance targets. As of June 30, 2021, we estimate vesting of approximately 480,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts with third parties had a notional value of $385.7 million and $388.1 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the length of foreign exchange contracts currently in place ranged from 26 days to 27 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair values of foreign exchange contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Current derivative assets	$1,389	$2,857
Noncurrent derivative assets	20	249
Current derivative liabilities	914	682
Noncurrent derivative liabilities	62	—

Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
(Losses) gains recognized in income	$(4,312)	$(3,520)	$1,793	$(61)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we enter into cross-currency swaps agreements ("Swaps") as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on April 14, 2021 and March 9, 2021, we entered into cross currency swap agreements, with termination dates of October 1, 2030 and an early termination date of March 11, 2025, respectively. Also, during the third quarter of 2020 we entered into a cross currency swap agreement with an early termination date of September 22, 2025. The swap agreements are designated as net investment hedges and as of June 30, 2021 the combined notional value of these swaps was €423.2 million. The swaps are included in retirement obligations and other liabilities in our condensed consolidated balance sheet as of June 30, 2021, with a fair value of $5.3 million, compared to $18.1 million as of December 31, 2020. The swaps are classified as Level II under the fair value hierarchy.
We exclude the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss on our consolidated balance sheet. For the three and six months ending June 30, 2021, an interest accrual of $(2.1) million and $(2.7) million, respectively, was recognized in other income (expense), net, in our condensed consolidated statements of income.
The cumulative net investment hedge loss, net of deferred taxes, under cross-currency swaps recorded in accumulated other comprehensive loss ("AOCL") on our condensed consolidated balance sheet are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Loss (gain)-included component (1)	$1,798	$—	$185	$—
(Gain) loss-excluded component (2)	(11,749)	—	3,890	—
(Gain) loss recognized in AOCL	$(9,951)	$—	$4,075	$—
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.
In March 2015, we designated €255.7 million of our 1.25% EUR 2022 Senior Notes ("2022 Euro Senior Notes") discussed in Note 7 as a net investment hedge of our Euro investment in certain of our international subsidiaries. On September 22, 2020, we increased the designated hedged value on the 2022 Euro Senior Notes to €336.3 million, which reflected the remaining balance of the 2022 Euro Senior Notes. For each reporting period, the change in the carrying value due to the remeasurement of the effective portion is reported in AOCL on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed consolidated statements of income. As a result of the redemption of our 2022 Euro Senior Notes discussed in Note 7, in February and March of 2021 we dedesignated the hedged value of our net investment hedge.
Prior to the dedesignation, the cumulative impact recorded in AOCL on our condensed consolidated balance sheet from the change in carrying value due to the remeasurement of the effective portion of the net investment hedge are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands)
Loss recognized in AOCL	$—	$3,990	$29,554	$12,510

Prior to the dedesignation of the net investment hedge, we used the spot method to measure the effectiveness of both net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness during the three and six months ended June 30, 2021 and 2020, respectively.

7.Debt

Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2021	2020
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $1,070 as of December 31, 2020	$—	$410,243
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $882 and $1,235	499,118	498,765
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,122 and $1,345	298,878	298,655
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $5,881 and $6,147	494,119	493,853
Finance lease obligations and other borrowings	24,633	25,390
Debt and finance lease obligations	1,316,748	1,726,906
Less amounts due within one year	9,599	8,995
Total debt due after one year	$1,307,149	$1,717,911

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
The interest rates per annum applicable to the Senior Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC ("S&P") Ratings, or, at our option, the Base Rate (as defined in the Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s Investors Service, Inc. or S&P Ratings. At June 30, 2021, the interest rate on the Senior Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.090% and 0.300% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s Investors Service, Inc. or S&P’s Ratings.  The commitment fee was 0.20% (per annum) during the three and six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, we had no revolving loans outstanding. We had outstanding letters of credit of $61.1 million and $58.1 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the amount available for borrowings under our Senior Credit Facility was $738.9 million, compared to $741.9 million at December 31, 2020.
Our compliance with applicable financial covenants under the Senior Notes and Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of June 30, 2021.

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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 7. The estimated fair value of our Senior Notes at June 30, 2021 was $1,356.4 million compared to the carrying value of $1,292.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2021 and December 31, 2020.

9.Inventories

Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Raw materials	$327,799	$321,600
Work in process	253,097	210,174
Finished goods	201,802	221,532
Less: Excess and obsolete reserve	(92,553)	(86,078)
Inventories, net	$690,145	$667,228

10.Earnings Per Share

The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2021	2020
Net earnings of Flowserve Corporation	$45,354	$6,132
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$45,354	$6,132
Weighted average shares:
Common stock	130,279	130,148
Participating securities	26	22
Denominator for basic earnings per common share	130,305	130,170
Effect of potentially dilutive securities	499	560
Denominator for diluted earnings per common share	130,804	130,730
Earnings per common share:
Basic	$0.35	$0.05
Diluted	0.35	0.05

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2021	2020
Net earnings of Flowserve Corporation	$59,434	$18,254
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$59,434	$18,254
Weighted average shares:
Common stock	130,342	130,439
Participating securities	24	24
Denominator for basic earnings per common share	130,366	130,463
Effect of potentially dilutive securities	539	689
Denominator for diluted earnings per common share	130,905	131,152
Earnings per common share:
Basic	$0.46	$0.14
Diluted	0.45	0.14

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months		Year Ended
	June 30,		June 30,		December 31,
	2021	2020	2021	2020	2020
Beginning claims(1)	8,445	8,282	8,366	8,345	8,345
New claims	603	456	1,232	1,037	2,140
Resolved claims	(479)	(667)	(1,023)	(1,308)	(2,203)
Other(2)	(10)	29	(16)	26	84
Ending claims(1)	8,559	8,100	8,559	8,100	8,366
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
During the three months ended June 30, 2021 the Company incurred expenses (net of insurance) of approximately $1.8 million, compared to $5.9 million for the same period in 2020 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. During the six months ended June 30, 2021 the Company incurred expenses (net of insurance) of approximately $4.5 million, compared to $10.2 million for the same period in 2020 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows/(outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(3.3) million and $(6.7) million during the six months ended June 30, 2021 and 2020, respectively.
Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities, in whole or in part.
We believe that our reserve for asbestos claims and the receivable for recoveries from insurance carriers that we have recorded for these claims reflects reasonable and probable estimates of these amounts. Our estimate of our ultimate exposure for asbestos claims, however, is subject to significant uncertainties, including the timing and number and types of new claims, unfavorable court rulings, judgments or settlement terms and ultimate costs to settle. Additionally, the continued viability of carriers may also impact the amount of probable insurance recoveries. We believe that these uncertainties could have a material adverse impact on our business, financial condition, results of operations and cash flows, though we currently believe the likelihood is remote.
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

12.Retirement and Postretirement Benefits

Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2021 and 2020 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2021	2020	2021	2020	2021	2020
Service cost	$5.8	$6.6	$1.9	$1.7	$—	$—
Interest cost	2.9	3.7	1.4	1.6	0.1	0.2
Expected return on plan assets	(6.2)	(6.1)	(1.7)	(1.2)	—	—
Amortization of prior service cost	0.1	0.1	0.1	—	0.1	—
Amortization of unrecognized net loss (gain)	2.0	1.8	1.2	1.1	—	—
Net periodic cost recognized	$4.6	$6.1	$2.9	$3.2	$0.2	$0.2
Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2021 and 2020 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2021	2020	2021	2020	2021	2020
Service cost	$12.6	$12.9	$3.7	$3.4	$—	$—
Interest cost	6.0	7.5	2.8	3.2	0.2	0.3
Expected return on plan assets	(12.7)	(12.8)	(3.2)	(2.4)	—	—
Amortization of prior service cost	0.1	0.1	0.2	0.1	0.1	0.1
Amortization of unrecognized net loss (gain)	3.9	3.5	2.3	2.1	—	(0.1)
Net periodic cost recognized	$9.9	$11.2	$5.8	$6.4	$0.3	$0.3
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
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 311,000 shares of our outstanding common stock for $12.5 million during the three months ended June 30, 2021, compared to no repurchases for the same period in 2020. We repurchased 440,000 shares of our outstanding common stock for $17.5 million during the six months ended June 30, 2021, compared to 1,057,115 shares repurchases for $32.1 million for the same period in 2020. As of June 30, 2021, we had $101.2 million of remaining capacity under our current share repurchase program.

14.Income Taxes

For the three months ended June 30, 2021, we earned $50.5 million before taxes and provided for income taxes of $2.7 million resulting in an effective tax rate of 5.4%. For the six months ended June 30, 2021, we earned $71.4 million before taxes and provided for income taxes of $6.5 million resulting in an effective tax rate of 9.1%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2021 primarily due to the net impact of foreign operations and favorable resolution of audits in foreign jurisdictions. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2021 primarily due to the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of restructuring specific aspects of our global financing arrangements, higher withholding taxes related to transactions with and amongst various foreign subsidiaries and favorable resolution of audits in foreign jurisdictions.
For the three months ended June 30, 2020, we earned $12.8 million before taxes and provided for income taxes of $4.5 million resulting in an effective tax rate of 35.2%. For the six months ended June 30, 2020, we earned $64.0 million before taxes and provided for income taxes of $41.5 million resulting in an effective tax rate of 64.8%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2020 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and six months ended June 30, 2021, there were no material tax impacts to our condensed consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of June 30, 2021, the amount of unrecognized tax benefits decreased by $3.6 million from December 31, 2020. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2014 or non-U.S. income tax audits for years through 2013. We are currently under examination for various years in Canada, Germany, India, Indonesia, Italy, Malaysia, Mexico, the Philippines, Saudi Arabia, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $13 million within the next 12 months.

15.Segment Information

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$617,434	$280,744	$898,178	$—	$898,178
Intersegment sales	257	416	673	(673)	—
Segment operating income	67,845	37,229	105,074	(32,912)	72,162

Three Months Ended June 30, 2020
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$673,554	$251,458	$925,012	$—	$925,012
Intersegment sales	510	828	1,338	(1,338)	—
Segment operating income	60,355	26,227	86,582	(43,130)	43,452

Six Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,219,600	$535,886	$1,755,486	$—	$1,755,486
Intersegment sales	733	1,096	1,829	(1,829)	—
Segment operating income	121,627	61,942	183,569	(55,304)	128,265

Six Months Ended June 30, 2020
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,308,680	$509,846	$1,818,526	$—	$1,818,526
Intersegment sales	1,037	1,825	2,862	(2,862)	—
Segment operating income	100,080	43,408	143,488	(75,833)	67,655

16.Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended June 30, 2021 and 2020:

	2021				2020
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - April 1	$(467,326)	$(142,464)	$(286)	$(610,076)	$(537,425)	$(130,852)	$(617)	$(668,894)
Other comprehensive income (loss) before reclassifications	13,998	(713)	15	13,300	19,048	(793)	44	18,299
Amounts reclassified from AOCL	—	2,772	—	2,772	—	2,551	—	2,551
Net current-period other comprehensive income (loss)	13,998	2,059	15	16,072	19,048	1,758	44	20,850
Balance - June 30	$(453,328)	$(140,405)	$(271)	$(594,004)	$(518,377)	$(129,094)	$(573)	$(648,044)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $6.1 million and $5.9 million at April 1, 2021 and 2020, respectively, and $6.1 million and $5.9 million at June 30, 2021 and 2020, respectively. Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2021(1)	2020(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(3,089)	$(2,857)
Prior service costs(2)	Other income (expense), net	(155)	(138)
	Tax benefit	472	444
	Net of tax	$(2,772)	$(2,551)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 12 for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2021 and 2020:

	2021				2020
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(456,437)	$(146,723)	$(488)	$(603,648)	$(441,364)	$(137,161)	$(671)	$(579,196)
Other comprehensive (loss) income before reclassifications	3,109	804	217	4,130	(77,013)	3,116	98	(73,799)
Amounts reclassified from AOCL	—	5,514	—	5,514	—	4,951	—	4,951
Net current-period other comprehensive (loss) income	3,109	6,318	217	9,644	(77,013)	8,067	98	(68,848)
Balance - June 30	$(453,328)	$(140,405)	$(271)	$(594,004)	$(518,377)	$(129,094)	$(573)	$(648,044)
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.9 million and $5.1 million at January 1, 2021 and 2020, respectively, and $6.1 million and $5.9 million at June 30, 2021 and 2020, respectively. Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2021(1)	2020(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(6,148)	$(5,514)
Prior service costs(2)	Other income (expense), net	(308)	(279)
	Tax benefit	942	842
	Net of tax	$(5,514)	$(4,951)

__________________________________

(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 12 for additional details.

17.Realignment and Transformation Programs

In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program (defined below) to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these activities of approximately $95 million and the majority of the charges were incurred in 2020 with the remainder to be incurred through 2021. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. The Flowserve 2.0 Transformation expenses incurred primarily consisted of professional services, project management and related travel costs recorded in SG&A expenses. As of December 31, 2020, the Flowserve 2.0 Transformation efforts were substantially completed. For the six months ended June 30, 2021, there were no Flowserve 2.0 Transformation charges.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred in 2021 related to our 2020 Realignment Program and the total charges incurred in 2020 are related to our 2020 Realignment Program and Flowserve 2.0 Transformation:

	Three Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$2,016	$171	$2,187	$—	$2,187
SG&A	667	—	667	—	667
	$2,683	$171	$2,854	$—	$2,854
Non-Restructuring Charges
COS	$1,558	$80	$1,638	$—	$1,638
SG&A	338	(129)	209	915	1,124
	$1,896	$(49)	$1,847	$915	$2,762

Total Realignment Charges
COS	$3,574	$251	$3,825	$—	$3,825
SG&A	1,005	(129)	876	915	1,791
Total	$4,579	$122	$4,701	$915	$5,616

	Three Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$11,650	$(167)	$11,483	$—	$11,483
SG&A	126	3	129	—	129
	$11,776	$(164)	$11,612	$—	$11,612
Non-Restructuring Charges
COS	$12,003	$2,917	$14,920	$548	$15,468
SG&A	9,316	4,333	13,649	14,852	28,501
	$21,319	$7,250	$28,569	$15,400	$43,969
Total Realignment Charges
COS	$23,653	$2,750	$26,403	$548	$26,951
SG&A	9,442	4,336	13,778	14,852	$28,630
Total	$33,095	$7,086	$40,181	$15,400	$55,581

Transformation Charges
SG&A	$—	$—	$—	$5,618	$5,618
	$—	$—	$—	$5,618	$5,618

Total Realignment and Transformation Charges
COS	$23,653	$2,750	$26,403	$548	$26,951
SG&A	9,442	$4,336	13,778	20,470	34,248
Total	$33,095	$7,086	$40,181	$21,018	$61,199

	Six Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$6,043	$470	$6,513	$—	$6,513
SG&A	667	(9)	658	—	658
	$6,710	$461	$7,171	$—	$7,171

Non-Restructuring Charges
COS	$5,449	$678	$6,127	$590	$6,717
SG&A	495	739	1,234	4,195	5,429
	$5,944	$1,417	$7,361	$4,785	$12,146

Total Realignment Charges
COS	$11,492	$1,148	$12,640	$590	$13,230
SG&A	1,162	730	1,892	4,195	6,087
Total	$12,654	$1,878	$14,532	$4,785	$19,317

	Six Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$13,331	$(272)	$13,059	$—	$13,059
SG&A(1)	230	(3)	227	—	227
	$13,561	$(275)	$13,286	$—	$13,286
Non-Restructuring Charges
COS	$12,128	$9,242	$21,370	$548	$21,918
SG&A	9,801	4,384	14,185	15,497	29,682
	$21,929	$13,626	$35,555	$16,045	$51,600
Total Realignment Charges
COS	$25,459	$8,970	$34,429	$548	$34,977
SG&A	10,031	4,381	14,412	15,497	29,909
Total	$35,490	$13,351	$48,841	$16,045	$64,886

Transformation Charges
SG&A	$—	$—	$—	$11,261	$11,261
	$—	$—	$—	$11,261	$11,261

Total Realignment Charges
COS	$25,459	$8,970	$34,429	$548	$34,977
SG&A	10,031	4,381	14,412	26,758	41,170
Total	$35,490	$13,351	$48,841	$27,306	$76,147
The following is a summary of total inception to date charges, net of adjustments, related to the 2020 Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$23,872	$1,697	$25,569	$—	$25,569
SG&A	718	316	1,034	—	1,034
	$24,590	$2,013	$26,603	$—	$26,603
Non-Restructuring Charges
COS	$24,653	$205	$24,858	$642	$25,500
SG&A	11,176	5,293	16,469	22,077	38,546
	$35,829	$5,498	$41,327	$22,719	$64,046
Total Realignment Charges
COS	$48,525	$1,902	$50,427	$642	$51,069
SG&A	11,894	5,609	17,503	22,077	39,580
Total	$60,419	$7,511	$67,930	$22,719	$90,649

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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2020 Realignment Program:

	Three Months Ended June 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(154)	$—	$(849)	$3,190	$2,187
SG&A	168	—	—	499	667
Total	$14	$—	$(849)	$3,689	$2,854

	Three Months Ended June 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$10,572	$—	$994	$(83)	$11,483
SG&A	126	—	3	—	129
Total	$10,698	$—	$997	$(83)	$11,612

	Six Months Ended June 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$1,219	$—	$1,341	$3,953	$6,513
SG&A	168		—	490	658
Total	$1,387	$—	$1,341	$4,443	$7,171

	Six Months Ended June 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$12,255	$—	$991	$(187)	$13,059
SG&A	265	—	—	(38)	227
Total	$12,520	$—	$991	$(225)	$13,286

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2020 Realignment Program:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,463	$52	$2,753	$6,301	$25,569
SG&A	252	—	14	768	1,034
Total	$16,715	$52	$2,767	$7,069	$26,603
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the six months ended June 30, 2021 and 2020:

(Amounts in thousands)	2021	2020
Balance at January 1	$18,255	$6,703
Charges, net of adjustments	5,830	12,270
Cash expenditures	(14,388)	(2,713)
Other non-cash adjustments, including currency	(461)	(118)
Balance at June 30	$9,236	$16,142

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

Our operations are conducted through two business segments that are referenced throughout this MD&A:
•Flowserve Pump Division ("FPD") designs and manufactures custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with maintaining the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. Despite headwinds caused by the COVID-19 pandemic, we continue to enhance our global supply chain capabilities to continue to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improve the supply chain processes across our business segments and find areas of synergy and cost reduction, all along improving our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
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
Health and Safety of Our Associates
The health and safety of our associates, suppliers and customers around the world continues to be a priority as we navigate the COVID-19 pandemic, including recent spikes in cases of the virus and its variants in various geographies in which we operate. We are incredibly proud of the great teamwork exhibited by our global workforce who have demonstrated strong resilience in adapting to continually evolving health and safety guidelines while addressing these challenging times and providing products and services to our customers.
At the beginning of the pandemic we implemented policies and practices to help protect our workforce so they can safely and effectively carry out their vital work, and we have continued to revise those policies and practices in light of guidance received from local and regional health authorities where appropriate. In those locations where employees are going to work in our facilities, including our global headquarters in Irving, Texas, which began a phased reopening during the second quarter of 2021, we continue taking steps, consistent with guidelines from local and global health experts to protect our employees so that we can continue operations and manufacture critical technologies and equipment, including providing face coverings and other personal protective equipment, enhanced cleaning of sites and implemented social distancing protocols.
Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. While some of our facilities have experienced periods of temporary closures in accordance with decrees, orders and laws in their respective countries and geographies, many of which occurred at the onset of the pandemic, as of August 5, 2021, all of our facilities are open and operational, and are running close to pre-COVID-19 levels as we continue to make essential products and provide services for our customers. While the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic, we have seen these adverse impacts begin to decline as the roll out of vaccines has improved around the world, and we expect a further decline of these adverse impacts and as we navigate further through the pandemic in 2021.
Customer Demand
During the first six months of 2021, the ongoing effects of the COVID-19 pandemic in global markets has continued to adversely impact our customers, particularly in the oil and gas markets. As a result of the pandemic’s effect (among certain other effects) on oil prices during 2020, many of our large customers reduced capital expenditures and budgets last year. To date, while we have seen some modest improvement, customer spending has yet to return to pre-pandemic levels. As a result, while bookings in the first six months of 2021 continued to be lower than pre-pandemic levels, we saw an overall increase in bookings of 6.3% in the first six months of 2021 as compared to the same period in 2020.
While we expect that many of the repair and maintenance projects that were paused by our customers last year as a result of the pandemic will ultimately need to be completed, the timing will largely depend on the duration of the COVID-19 pandemic and how the virus continues to spread in our customers’ various geographies. While we have seen some recovery in capital expenditure budgets and, therefore, our bookings, during the first half of 2021, we do not expect planned capital spending to approach pre-pandemic levels in 2021.
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
Operational Impacts
We continue to engage in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “—RESULTS OF OPERATIONS – Three and six months ended June 30, 2021 and 2020”), reductions in capital expenditures and continued cuts in other discretionary spending due to our response to the effects of COVID-19, which partially offsets the continued costs and operational impacts of the safety protocols and procedures that we have implemented and sustained as described above under the heading "Health and Safety of Our Associates." We continue to evaluate additional cost savings measures in order to reduce the impact of the COVID-19 pandemic on our financial results.
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
2021 Outlook
As of June 30, 2021, we had approximately $1.4 billion of liquidity, consisting of cash and cash equivalents of $630.4 million and $738.9 million of borrowings available under our Senior Credit Facility. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2021. As the world continues to make progress against COVID-19 largely through increased vaccinations, we have begun to see an inflection in our served end-markets as commodity prices and mobility levels increase. As such, we expect full-year bookings in 2021 to increase over 10% compared to 2020 levels.

RESULTS OF OPERATIONS — Three months ended June 30, 2021 and 2020

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
During the first quarter of 2021, as previously disclosed, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.0 million and accumulated other comprehensive loss by $15.5 million as of December 31, 2020.
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
We have assessed the above described errors, individually and in the aggregate, and concluded they were not material to the period ended June 30, 2020 or any previous period. The June 30, 2020, balances, as presented herein, have been revised. Additionally, the remaining periods in 2020 will be revised the next time such financial statements are filed as applicable. Refer to Note 2 for a detailed discussion related to the impact of the revision as of and for the three and six months ended June 30, 2020 and the impact to future periods in 2020 which will be revised in future filings.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform, which is further discussed in Note 17 to our condensed consolidated financial statements included in this Quarterly Report. The Flowserve 2.0 Transformation expenses incurred primarily consist of professional services, project management and related travel costs recorded in SG&A expenses. As of December 31, 2020, the Flowserve 2.0 Transformation efforts were substantially complete.
In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs. We anticipate a total investment in 2020 Realignment Program activities of approximately $95 million and the majority of the charges were incurred in 2020 with the remainder to be incurred through the remainder of 2021. Based on the actions initiated with the 2020 Realignment Program, we estimate that we have achieved cost savings of approximately $49 million for the six months ended June 30, 2021, with approximately $25 million of those savings in COS and approximately $24 million in SG&A. Upon completion of the 2020 Realignment Program activities, we expect full year run-rate cost savings of approximately $125 million. Actual savings could vary from expected savings, which represent management’s best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized.

Realignment Activity

The following tables present out realignment activity by segment related to our 2020 Realignment Program. For the three and six months ended June 30, 2021, the total charges incurred are related to our 2020 Realignment Program and there were no Flowserve 2.0 Transformation charges. For the three and six months ended June 30, 2020, the total charges incurred are related to our 2020 Realignment Program and Flowserve 2.0 Transformation:

	Three Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$3,574	$251	$3,825	$—	$3,825
SG&A	1,005	(129)	876	915	1,791
Total	$4,579	$122	$4,701	$915	$5,616

	Three Months Ended June 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$23,653	$2,750	$26,403	$548	$26,951
SG&A	9,442	$4,336	13,778	20,470	34,248
Total	$33,095	$7,086	$40,181	$21,018	$61,199

	Six Months Ended June 30, 2021

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$11,492	$1,148	$12,640	$590	$13,230
SG&A	1,162	$730	1,892	4,195	6,087
Total	$12,654	$1,878	$14,532	$4,785	$19,317

	Six Months Ended June 30, 2020

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$25,459	$8,970	$34,429	$548	$34,977
SG&A	10,031	4,381	14,412	26,758	41,170
Total	$35,490	$13,351	$48,841	$27,306	$76,147
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2021	2020
Bookings	$952.8	$808.3
Sales	898.2	925.0

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
Bookings	$1,896.8	$1,783.6
Sales	1,755.5	1,818.5
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2021 increased by $144.5 million, or 17.9%, as compared with the same period in 2020. The increase included currency benefits of approximately $39 million. The increase was primarily driven by increased customer bookings in the oil and gas, chemical, water and power generation industries. The increase in customer bookings was driven by both original equipment and aftermarket bookings.

Bookings for the six months ended June 30, 2021 increased by $113.2 million, or 6.3%, as compared with the same period in 2020. The increase included currency benefits of approximately $65 million. The increase was driven by increased customer bookings in the chemical, water, general and oil and gas industries and were partially offset by decreased bookings in the power generation industry. The increase in customer bookings was primarily driven by original equipment and to a lesser extent aftermarket bookings.
Sales for the three months ended June 30, 2021 decreased by $26.8 million, or 2.9%, as compared with the same period in 2020. The decrease included currency benefits of approximately $39 million. The decreased sales were driven by original equipment, with decreased sales into North America, the Middle East and Africa, partially offset by increased sales into Asia Pacific, Europe and Latin America. Net sales to international customers, including export sales from the U.S., were approximately 66% and 64% of total sales for the three months ended June 30, 2021 and 2020, respectively.
Sales for the six months ended June 30, 2021 decreased by $63.0 million, or 3.5%, as compared with the same period in 2020. The decrease included currency benefits of approximately $66 million. The decreased sales were driven by original equipment, with decreased sales into North America, the Middle East and Africa, partially offset by increased sales into Asia Pacific, Europe and Latin America. Net sales to international customers, including export sales from the U.S., were approximately 67% and 63% of total sales for the three months ended June 30, 2021 and 2020, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1,949.5 million at June 30, 2021 increased by $94.6 million, or 5.1%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $29 million. Approximately 37% and 33% of the backlog at June 30, 2021 and December 31, 2020, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $470 million, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Gross profit	$278.2	$269.7
Gross profit margin	31.0%	29.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Gross profit	$529.1	$536.2
Gross profit margin	30.1%	29.5%
Gross profit for the three months ended June 30, 2021 increased by $8.5 million, or 3.2%, as compared with the same period in 2020. Gross profit margin for the three months ended June 30, 2021 of 31.0% increased from 29.2% for the same period in 2020. The increase in gross profit margin was primarily due to a $6.6 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic that did not recur, a mix shift to higher margin aftermarket sales and decreased realignment charges and increased savings associated with our realignment actions as compared to the same period in 2020, partially offset by revenue recognized on lower margin original equipment orders. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 50% of total sales for the same period in 2020.
Gross profit for the six months ended June 30, 2021 decreased by $7.1 million, or 1.3%, as compared with the same period in 2020. Gross profit margin for the six months ended June 30, 2021 of 30.1% increased from 29.5% for the same period in 2020. The increase in gross profit margin was primarily due to a $15.0 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur, a mix shift to higher margin aftermarket sales and decreased charges and increased savings related to our realignment actions as compared to the same period in 2020, partially offset by revenue recognized on lower margin original equipment orders. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 50% of total sales for the same period in 2020.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
SG&A	$210.8	$229.3
SG&A as a percentage of sales	23.5%	24.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
SG&A	$409.1	$474.8
SG&A as a percentage of sales	23.3%	26.1%

SG&A for the three months ended June 30, 2021 decreased by $18.5 million, or 8.1%, as compared with the same period in 2020. Currency effects yielded an increase of approximately $6 million. SG&A as a percentage of sales for the three months ended June 30, 2021 decreased 130 basis points primarily due to decreased charges and increased savings related to our realignment actions, partially offset by increased broad-based annual incentive compensation compared with the same period in 2020.
SG&A for the six months ended June 30, 2021 decreased by $65.7 million, or 13.8%, as compared with the same period in 2020. Currency effects yielded an increase of approximately $11 million. SG&A as a percentage of sales for the six months ended June 30, 2021 decreased 280 basis points primarily due to decreased charges and increased savings related to our realignment actions, decreased travel-related expenses and lower bad debt expense, partially offset by increased broad-based annual incentive compensation as compared with the same period in 2020.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2021	2020
Net earnings from affiliates	$2.9	$3.1

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
Net earnings from affiliates	$6.4	$6.3
Net earnings from affiliates for the three months ended June 30, 2021 decreased $0.2 million, or 6.5%, as compared with the same period in 2020.
Net earnings from affiliates for the six months ended June 30, 2021 increased $0.1 million, or 1.6%, as compared with the same period in 2020.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Operating income	$72.2	$43.5
Operating income as a percentage of sales	8.0%	4.7%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Operating income	$128.3	$67.7
Operating income as a percentage of sales	7.3%	3.7%

Operating income for the three months ended June 30, 2021 increased by $28.7 million, or 66.0%, as compared with the same period in 2020. The increase included currency benefits of approximately $6 million. The increase was primarily a result of the $18.5 million decrease in SG&A and by the $8.5 million increase in gross profit.
Operating income for the six months ended June 30, 2021 increased by $60.6 million, or 89.5%, as compared with the same period in 2020. The increase included currency benefits of approximately $7 million. The increase was primarily a result of the $65.7 million decrease in SG&A, partially offset by the $7 million decrease in gross profit.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2021	2020
Interest expense	$(14.3)	$(12.9)
Interest income	0.5	1.1

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
Interest expense	$(31.1)	$(25.9)
Interest income	1.1	2.9
Interest expense for the three months ended June 30, 2021 increased $1.4 million, as compared with the same period in 2020. Interest income for the three months ended June 30, 2021 decreased $0.7 million, as compared with the same period in 2020. The increase in interest expense was primarily attributable to interest expense associated with the senior notes issued in the third quarter of 2020. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2020.
Interest expense for the six months ended June 30, 2021 increased $5.2 million, as compared with the same period in 2020. Interest income for the six months ended June 30, 2021 decreased $1.8 million, as compared with the same period in 2020. The increase in interest expense was primarily attributable to interest expense associated with the senior notes issued in the third quarter of 2020. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2020.

Loss on Extinguishment of Debt

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
Loss on extinguishment of debt	$(7.6)	$—

Loss on extinguishment of debt for the six months ended June 30, 2021 of $7.6 million, resulted from the redemption of our 2022 Euro Senior Notes. For a further discussion on the redemption of our 2022 Euro Senior Notes refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report.

Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2021	2020
Other income (expense), net	$(7.9)	$(18.9)

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
Other income (expense), net	$(19.2)	$19.3

Other income (expense), net for the three months ended June 30, 2021 decreased $11.0 million as compared with the same period in 2020, due primarily to an $14.6 million decreases in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $0.8 million increase in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Brazilian real, Canadian dollar and Singapore dollar in relation to the U.S. dollar during the three months ended June 30, 2021, as compared with the same period in 2020.
Other income (expense), net for the six months ended June 30, 2021 decreased $38.5 million as compared with the same period in 2020, due primarily to an $37.9 million increase in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $1.9 million increase in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Canadian dollar, Mexican peso, Euro and Brazilian real in relation to the U.S. dollar during the six months ended June 30, 2021, as compared with the same period in 2020.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Provision for income taxes	$2.7	$4.5
Effective tax rate	5.4%	35.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Provision for income taxes	$6.5	$41.5
Effective tax rate	9.1%	64.8%
The effective tax rate of 5.4% for the three months ended June 30, 2021 decreased from 35.2% for the same period in 2020. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2021 primarily due to the net impact of foreign operations and favorable resolution of audits in foreign jurisdictions. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 9.1% for the six months ended June 30, 2021 decreased from 64.8% for the same period in 2020. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2021 primarily due to the net impact of foreign operations, favorable resolution of audits in foreign jurisdictions, the reversal of certain deferred tax liabilities as a result of restructuring specific aspects of our global financing arrangements, higher withholding taxes related to transactions with and amongst various foreign subsidiaries and favorable resolution of audits in foreign jurisdictions. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2021	2020
Other comprehensive income (loss)	$16.1	$20.9

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
Other comprehensive income (loss)	$9.6	$(68.8)
Other comprehensive income for the three months ended June 30, 2021 decreased $4.8 million from income of $20.9 million in 2020. The decreased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Colombian peso, Indian rupee and British pound versus the U.S. dollar during the three months ended June 30, 2021, as compared with the same period in 2020.
Other comprehensive income for the six months ended June 30, 2021 increased $78.4 million from a loss of $68.8 million in 2020. The increased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real, Mexican peso and Indian rupee versus the U.S. dollar during the three months ended June 30, 2021, as compared with the same period in 2020.

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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$668.8	$536.5
Sales	617.5	674.1
Gross profit	196.4	197.9
Gross profit margin	31.8%	29.4%
SG&A	133.6	140.6
Gain on sale of business	1.8	—
Segment operating income	67.8	60.4
Segment operating income as a percentage of sales	11.0%	9.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$1,322.2	$1,220.1
Sales	1,220.1	1,309.7
Gross profit	379.2	393.7
Gross profit margin	31.1%	30.1%
SG&A	266.2	299.9
Gain on sale of business	1.8	—
Segment operating income	121.6	100.1
Segment operating income as a percentage of sales	10.0%	7.6%

Bookings for the three months ended June 30, 2021 increased by $132.3 million, or 24.7%, as compared with the same period in 2020. The increase included currency benefits of approximately $29 million. The increase in customer bookings was driven by increased orders in the oil and gas, chemical, and water industries and were partially offset by decreased bookings in the general industry. Customer bookings increased $46.6 million into North America, $39.3 million into the Middle East, $22.3 million into Europe, $16.8 million into Latin America and $13.9 million into Africa and were partially offset by decreased bookings of $3.6 million into Asia Pacific. The increase was more heavily weighted towards aftermarket bookings.
Bookings for the six months ended June 30, 2021 increased by $102.1 million, or 8.4%, as compared with the same period in 2020. The increase included currency benefits of approximately $46 million. The increase in customer bookings was driven by increased orders in the chemical, oil and gas and water industries and were partially offset by decreased bookings in the power generation industry. Customer bookings increased $42.6 million into North America, $30.1 million into Latin America, $29.3 million into the Middle East and $22.3 million into Europe and were partially offset by decreased bookings of $51.1 million into Asia Pacific. The increase was more heavily weighted towards aftermarket bookings.

Sales for the three months ended June 30, 2021 decreased by $56.6 million, or 8.4% as compared with the same period in 2020 and included currency benefits of approximately $27 million. The decrease was driven by customer original equipment sales. Decreased customer sales of $26.1 million into North America, $17.2 million into the Middle East, $10.0 million into Africa and $9.0 million into Asia Pacific were partially offset by increased sales of $5.3 million into Latin America.
Sales for the six months ended June 30, 2021 decreased by $89.6 million, or 6.8% as compared with the same period in 2020 and included currency benefits of approximately $45 million. The decrease was driven by customer original equipment sales. Decreased customer sales of $69.8 million into North America, $34.3 million into the Middle East and $7.5 million into Africa were partially offset by increased sales of $13.6 million into Europe, $5.2 million into Latin America and $3.3 million into Asia Pacific.
Gross profit for the three months ended June 30, 2021 decreased by $1.5 million, or 0.8%, as compared with the same period in 2020. Gross profit margin for the three months ended June 30, 2021 of 31.8% increased from 29.4% for the same period in 2020. The increase in gross profit margin was primarily attributable to decreased charges and increased savings under our realignment actions as compared to the same period in 2020, a $3.3 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur and a mix shift to higher margin aftermarket sales.
Gross profit for the six months ended June 30, 2021 decreased by $14.5 million, or 3.7%, as compared with the same period in 2020. Gross profit margin for the six months ended June 30, 2021 of 31.1% increased from 30.1% for the same period in 2020. The increase in gross profit margin was primarily attributable to decreased charges and increased savings under our realignment actions as compared to the same period in 2020, a $9.2 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur and a mix shift to higher margin aftermarket sales.
SG&A for the three months ended June 30, 2021 decreased by $7.0 million, or 5.0%, as compared with the same period in 2020. Currency effects provided an increase of approximately $5 million. The decrease in SG&A was primarily due to decreased charges and increased savings under our realignment actions as compared to the same period in 2020.
SG&A for the six months ended June 30, 2021 decreased by $33.7 million, or 11.2%, as compared with the same period in 2020. Currency effects provided an increase of approximately $8 million. The decrease in SG&A was primarily due to a decrease in travel, administrative and selling-related expenses, lower bad debt expense and decreased charges and increased savings under our realignment actions as compared to the same period in 2020.
Operating income for the three months ended June 30, 2021 increased by $7.4 million, or 12.3%, as compared with the same period in 2020. The increase included currency benefits of approximately $5 million. The increase was primarily due to the $7.0 million decrease in SG&A partially offset by the $1.5 million decrease in gross profit.
Operating income for the six months ended June 30, 2021 increased by $21.5 million, or 21.5%, as compared with the same period in 2020. The increase included currency benefits of approximately $6 million. The increase was primarily due to the $33.7 million decrease in SG&A partially offset by the $14.5 million decrease in gross profit.
Backlog of $1,294.1 million at June 30, 2021 increased by $57.2 million, or 4.6%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $22 million.

Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 46 manufacturing facilities and QRCs in 22 countries around the world, with five of its 19 manufacturing operations located in the U.S., eight located in Europe, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$289.1	$274.6
Sales	281.2	252.3
Gross profit	84.8	76.2
Gross profit margin	30.2%	30.2%
SG&A	48.0	50.0
Segment operating income	37.2	26.2
Segment operating income as a percentage of sales	13.2%	10.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$582.6	$570.8
Sales	537.0	511.7
Gross profit	159.4	151.0
Gross profit margin	29.7%	29.5%
SG&A	97.8	107.6
Segment operating income	61.9	43.4
Segment operating income as a percentage of sales	11.5%	8.5%

Bookings for the three months ended June 30, 2021 increased by $14.5 million, or 5.3%, as compared with the same period in 2020. Bookings included currency benefits of approximately $10 million. The increase in customer bookings was primarily driven by increased orders in the general, power generation and chemical industries, partially offset by decreased bookings in the oil and gas industry. Increase customers bookings of $36.2 million into North America and $12.3 million into Europe were partially offset by decreased bookings of $26.8 million into Asia Pacific, $5.2 million into the Middle East, $2.4 million into Latin America and $1.4 million into Africa. The increase was primarily driven by both customer original equipment and aftermarket bookings.
Bookings for the six months ended June 30, 2021 increased by $11.8 million, or 2.1%, as compared with the same period in 2020. Bookings included currency benefits of approximately $19 million. The increase in customer bookings was primarily driven by increased orders in the chemical, power generation and general industries, partially offset by decreased orders in the the oil and gas industry. Increase customers bookings of $26.2 million into North America and $1.9 million into Asia Pacific were partially offset by decreased bookings of $12.9 million into the Middle East and $3.2 million into Latin America. The increase was driven by customer original equipment bookings.
Sales for the three months ended June 30, 2021 increased $28.9 million, or 11.5%, as compared with the same period in 2020. The increase included currency benefits of approximately $12 million. Increased sales were driven by both original equipment and aftermarket sales. The increase was primarily driven by increased customer sales of $24.5 million into Asia Pacific, $6.7 million into Europe, $3.9 million into the Middle East and $2.0 million into Latin America, partially offset by decreased sales of $8.6 million into North America.
Sales for the six months ended June 30, 2021 increased $25.3 million, or 4.9%, as compared with the same period in 2020. The increase included currency benefits of approximately $21 million. Increased sales were driven by both original equipment and aftermarket sales. The increase was primarily driven by increased customer sales of $48.0 million into Asia Pacific, $10.1 million into Europe, $6.4 million into the Middle East and $3.3 million into Latin America, partially offset by decreased sales of $41.1 million into North America.
Gross profit for the three months ended June 30, 2021 increased by $8.6 million, or 11.3%, as compared with the same period in 2020. Gross profit margin for the three months ended June 30, 2021 of 30.2% remained consistent with the 30.2% for the same period in 2020. The increase in gross profit margin was primarily attributable to a $3.4 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic that did not recur and decreased charges and increased savings under our realignment actions, completely offset by revenue recognized on lower margin original equipment orders as compared to the same period in 2020.
Gross profit for the six months ended June 30, 2021 increased by $8.4 million, or 5.6%, as compared with the same period in 2020. Gross profit margin for the six months ended June 30, 2021 of 29.7% increased from 29.5% for the same period in 2020. The increase in gross profit margin was primarily attributable to a $5.8 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic that did not recur and decreased charges and increased savings under our realignment actions, substantially offset by revenue recognized on lower margin original equipment orders as compared to the same period in 2020.
SG&A for the three months ended June 30, 2021 decreased by $2.0 million, or 4.0%, as compared with the same period in 2020. Currency effects provided an increase of approximately $2 million. The decrease in SG&A was primarily due to decreased charges and increased savings related to our realignment actions, partially offset by increased selling-related expenses as compared to the same period in 2020.
SG&A for the six months ended June 30, 2021 decreased by $10 million, or 9.1%, as compared with the same period in 2020. Currency effects provided an increase of approximately $3 million. The decrease in SG&A was primarily due to decreased charges and increased savings related to our realignment actions, partially offset by increased selling-related expenses as compared to the same period in 2020.
Operating income for the three months ended June 30, 2021 increased by $11.0 million, or 42.0%, as compared with the same period in 2020. The increase included currency benefits of approximately $1 million. The increase was primarily due to the $8.6 million increase in gross profit and the $2.0 million decrease in SG&A.
Operating income for the six months ended June 30, 2021 increased by $19 million, or 42.6%, as compared with the same period in 2020. The increase included currency benefits of approximately $2 million. The increase was primarily due to the $8.4 million increase in gross profit and the $9.8 million decrease in SG&A.
Backlog of $660.4 million at June 30, 2021 increased by $37.3 million, or 6.0%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $6 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
Net cash flows provided (used) by operating activities	$61.3	$20.2
Net cash flows provided (used) by investing activities	(23.8)	(18.3)
Net cash flows provided (used) by financing activities	(491.1)	(93.7)

Existing cash, cash generated by operations and borrowings available under our Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2021 was $630.4 million, as compared with $1,095.3 million at December 31, 2020.
Our cash balance decreased by $464.9 million to $630.4 million at June 30, 2021, as compared with December 31, 2020. The cash activity during the first six months of 2021 included the $407.5 million redemption of our 2022 Euro Senior Notes, $52.2 million in dividend payments, $22.5 million in capital expenditures and $17.5 million of share repurchases, partially offset by cash provided by operating activities.
For the six months ended June 30, 2021, our cash provided by operating activities was $61.3 million, as compared to $20.2 million for the same period in 2020. Cash flow provided from working capital increased for the six months ended June 30, 2021, due primarily to decreased cash flows used or increased cash flows provided by contract assets, contract liabilities and inventories, partially offset by increased cash flows used or decreased cash flows provided by accounts payable and accounts receivable compared to the same period in 2020.
Decreases in accounts receivable provided $14.3 million of cash flow for the six months ended June 30, 2021, as compared to $0.9 million for the same period in 2020. As of June 30, 2021, our days’ sales outstanding ("DSO") was 73 days as compared with 74 days as of June 30, 2020.
Decreases in contract assets provided $12.2 million of cash flow for the six months ended June 30, 2021, as compared with cash flows used of $44.3 million for the same period in 2020.

Increases in inventory used $30.8 million and $36.6 million of cash flow for the six months ended June 30, 2021 and June 30, 2020, respectively. Inventory turns were 3.6 times at June 30, 2021, as compared to 3.8 as of June 30, 2020.
Decreases in accounts payable used $41.1 million of cash flow for the six months ended June 30, 2021, as compared with $9.2 million for the same period in 2020. Decreases in accrued liabilities and income taxes payable used $37.1 million of cash flow for the six months ended June 30, 2021, as compared with $1.1 million for the same period in 2020.
Increases in contract liabilities provided $17.0 million of cash flow for the six months ended June 30, 2021, as compared to $4.4 million for the same period in 2020.
Cash flows used by investing activities during the six months ended June 30, 2021 were $23.8 million, as compared to $18.3 million for the same period in 2020. Capital expenditures during the six months ended June 30, 2021 were $22.5 million, a decrease of $6.5 million as compared with the same period in 2020. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2021, we currently estimate capital expenditures to be between $70 million and $80 million, before consideration of any acquisition activity. In addition, proceeds received during the six months ended June 30, 2021 from disposal of assets provided $2.1 million, primarily from the 2020 sale of non-strategic manufacturing facilities that were included in our Realignment Programs. Proceeds received during the first six months of 2020 included $10.8 million from the disposal of assets, primarily due to the 2019 sale of non-strategic manufacturing facilities that were included in Realignment Programs.
Cash flows used by financing activities during the six months ended June 30, 2021 were $491.1 million, as compared to $93.7 million for the same period in 2020. Cash outflows during the six months ended June 30, 2021 resulted primarily from a $407.5 million payment on long-term debt resulting from the redemption of our 2022 Euro Senior Notes, $52.2 million of dividend payments and the repurchase of $17.5 million of common shares.
As of June 30, 2021, we had an available capacity of $738.9 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of July 16, 2024. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the six months ended June 30, 2021 we made no cash contributions to our U.S. pension plan. At December 31, 2020 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2021, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of June 30, 2021, we have $101.2 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.

Financing
Credit Facilities
See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of June 30, 2021.

COVID-19 Liquidity Update

As of June 30, 2021, we had approximately $1.4 billion of liquidity, consisting of cash and cash equivalents of $630.4 million and $738.9 million of borrowings available under our Senior Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report. The critical policies, for which no significant changes have occurred in the six months ended June 30, 2021, include:

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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into
U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into three swap agreements associated with our Euro investment in certain of our international subsidiaries. The swap agreements are designated as a net investment hedges and as of June 30, 2021, the notional value of the swaps agreements was €423.20 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. For further discussion related to these swap agreements refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report. We recognized net gains (losses) associated with foreign currency translation of $14.0 million and $19.0 million for the three months ended June 30, 2021 and 2020, respectively, and $3.1 million and $(77.0) million for the six months ended June 30, 2021 and 2020, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of June 30, 2021, we had a U.S. dollar equivalent of $385.7 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $388.1 million at December 31, 2020. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(4.2) million and $(18.0) million for the three months ended June 30, 2021 and 2020, respectively, and $(13.7) million and $22.4 million for the six months ended June 30, 2021 and 2020, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2021, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2021 would have impacted our net earnings by approximately $11 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2020 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended June 30, 2021, our 2020 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended June 30, 2021, we repurchased 311,000 for $12.5 million (representing an average cost of $40.03 per share).  As of June 30, 2021, we have $101.2 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	244,530	(2)	$39.78	244,000	$103.9
May 1 -31	71,835	(3)	41.05	67,000	101.2
June 1 - 30	1,353	(4)	42.66	—	101.2
Total	317,718		$40.08	311,000
__________________________________
(1)On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
(2)Includes 530 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $40.02.
(3)Includes 3,290 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $42.93 and 1,545 shares purchased at a price of $41.32 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.
(4)Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4.1	Senior Indenture, dated September 11, 2012, by and between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 11, 2012).

4.2	First Supplemental Indenture, dated September 11, 2012, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 11, 2012).

4.3	Second Supplemental Indenture, dated November 1, 2013, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated November 1, 2013).

4.4	Third Supplemental Indenture, dated March 17, 2015, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated March 17, 2015).

4.5	Fourth Supplemental Indenture, dated September 21, 2020, between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 22, 2020).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	August 5, 2021	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2021	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)