Form 10-Q
period 2021-09-30
FLOWSERVE CORP
filed 2021-10-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2021 there were 130,267,675 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended September 30, 2021 and 2020 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Nine Months Ended September 30, 2021 and 2020 (unaudited)	2
Condensed Consolidated Balance Sheets – Condensed Consolidated Balance Sheets – September 30, 2021 and December 31, 2020 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended September 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Nine Months Ended September 30, 2021 and 2020 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	47

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	50
Item 4. Mine Safety Disclosures	50
Item 5. Other Information	50
Item 6. Exhibits	50
SIGNATURES	51
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements.
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2021	2020
Sales	$866,118	$924,301
Cost of sales	(612,626)	(639,092)
Gross profit	253,492	285,209
Selling, general and administrative expense	(200,862)	(200,729)
Net earnings from affiliates	4,732	2,842
Operating income	57,362	87,322
Interest expense	(14,746)	(13,509)
Loss on extinguishment of debt	(563)	(1,201)
Interest income	827	673
Other income (expense), net	(1,504)	4,673
Earnings before income taxes	41,376	77,958
(Provision for) benefit from income taxes	10,433	(19,196)
Net earnings, including noncontrolling interests	51,809	58,762
Less: Net earnings attributable to noncontrolling interests	(2,024)	(2,647)
Net earnings attributable to Flowserve Corporation	$49,785	$56,115
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.38	$0.43
Diluted	0.38	0.43

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2021	2020
Net earnings, including noncontrolling interests	$51,809	$58,762
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $1,274 and $140, respectively	(15,561)	19,555
Pension and other postretirement effects, net of taxes of $(471) and $(421), respectively	4,955	(976)
Cash flow hedging activity	(1,347)	41
Other comprehensive income (loss)	(11,953)	18,620
Comprehensive income (loss), including noncontrolling interests	39,856	77,382
Comprehensive (income) loss attributable to noncontrolling interests	(2,021)	(2,643)
Comprehensive income (loss) attributable to Flowserve Corporation	$37,835	$74,739

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2021	2020
Sales	$2,621,604	$2,742,826
Cost of sales	(1,838,974)	(1,921,451)
Gross profit	782,630	821,375
Selling, general and administrative expense	(609,965)	(675,523)
Gain on sale of business	1,806	—
Net earnings from affiliates	11,157	9,125
Operating income	185,628	154,977
Interest expense	(45,847)	(39,407)
Loss on extinguishment of debt	(8,173)	(1,201)
Interest income	1,893	3,571
Other income (expense), net	(20,717)	23,969
Earnings before income taxes	112,784	141,909
(Provision for) benefit from income taxes	3,929	(60,650)
Net earnings, including noncontrolling interests	116,713	81,259
Less: Net earnings attributable to noncontrolling interests	(7,495)	(6,890)
Net earnings attributable to Flowserve Corporation	$109,218	$74,369
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.84	$0.57
Diluted	0.83	0.57

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2021	2020
Net earnings, including noncontrolling interests	$116,713	$81,259
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $7,021 and $6,114, respectively	(12,452)	(57,456)
Pension and other postretirement effects, net of taxes of $(1,414) and $(1,263), respectively	11,273	7,091
Cash flow hedging activity	(1,130)	139
Other comprehensive income (loss)	(2,309)	(50,226)
Comprehensive income (loss), including noncontrolling interests	114,404	31,033
Comprehensive (income) loss attributable to noncontrolling interests	(7,654)	(7,662)
Comprehensive income (loss) attributable to Flowserve Corporation	$106,750	$23,371

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,457,269	$1,095,274
Accounts receivable, net of allowance for expected credit losses of $75,966 and $75,176, respectively	710,782	753,462
Contract assets, net of allowance for expected credit losses of $2,778 and $3,205, respectively	235,917	277,734
Inventories, net	698,046	667,228
Prepaid expenses and other	121,209	110,635
Total current assets	3,223,223	2,904,333
Property, plant and equipment, net of accumulated depreciation of $1,117,487 and $1,093,348, respectively	513,168	556,873
Operating lease right-of-use assets, net	194,306	208,125
Goodwill	1,202,598	1,224,886
Deferred taxes	57,849	30,538
Other intangible assets, net	155,994	168,496
Other assets, net of allowance for expected credit losses of $67,697 and $67,842, respectively	248,778	221,426
Total assets	$5,595,916	$5,314,677

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$370,977	$440,199
Accrued liabilities	468,153	463,222
Contract liabilities	199,103	194,227
Debt due within one year	836,618	8,995
Operating lease liabilities	34,034	34,990
Total current liabilities	1,908,885	1,141,633
Long-term debt due after one year	1,272,246	1,717,911
Operating lease liabilities	165,588	176,246
Retirement obligations and other liabilities	457,964	517,566
Commitments and contingencies (See Note 11)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	501,122	502,227
Retained earnings	3,700,507	3,670,543
Treasury shares, at cost – 46,804 and 46,768 shares, respectively	(2,058,168)	(2,059,309)
Deferred compensation obligation	7,145	6,164
Accumulated other comprehensive loss	(612,093)	(609,625)
Total Flowserve Corporation shareholders’ equity	1,759,504	1,730,991
Noncontrolling interests	31,729	30,330
Total equity	1,791,233	1,761,321
Total liabilities and equity	$5,595,916	$5,314,677
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — July 1, 2021	176,793	$220,991	$494,221	$3,677,117	(46,806)	$(2,058,279)	$7,077	$(600,143)	$29,708	$1,770,692
Stock activity under stock plans	—	—	(237)	—	2	111	68	—	—	(58)
Stock-based compensation	—	—	7,138	—	—	—	—	—	—	7,138
Net earnings	—	—	—	49,785	—	—	—	—	2,024	51,809
Cash dividends declared	—	—	—	(26,395)	—	—	—	—	—	(26,395)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(11,950)	(3)	(11,953)
Other, net	—	—	—	—	—	—	—	—	—	—
Balance — September 30, 2021	176,793	$220,991	$501,122	$3,700,507	(46,804)	$(2,058,168)	$7,145	$(612,093)	$31,729	$1,791,233

Balance — July 1, 2020	176,793	$220,991	$499,152	$3,610,470	(46,873)	$(2,064,302)	$6,036	$(653,916)	$27,779	$1,646,210
Stock activity under stock plans	—	—	(5,220)	—	98	4,636	64	—	—	(520)
Stock-based compensation	—	—	5,629	—	—	—	—	—	—	5,629
Net earnings	—	—	—	56,115	—	—	—	—	2,647	58,762
Cash dividends declared	—	—	—	(26,357)	—	—	—	—	—	(26,357)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	18,624	(4)	18,620
Balance — September 30, 2020	176,793	$220,991	$499,561	$3,640,228	(46,775)	$(2,059,666)	$6,100	$(635,292)	$30,422	$1,702,344
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2021	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(24,715)	—	404	18,672	981	—	—	(5,062)
Stock-based compensation	—	—	23,610	—	—	—	—	—	—	23,610
Net earnings	—	—	—	109,218	—	—	—	—	7,495	116,713
Cash dividends declared	—	—	—	(79,254)	—	—	—	—	—	(79,254)
Repurchases of common shares	—	—	—	—	(440)	(17,531)	—	—	—	(17,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(2,468)	159	(2,309)
Other, net	—	—	—	—	—	—	—	—	—	—
Balance — September 30, 2021	176,793	$220,991	$501,122	$3,700,507	(46,804)	$(2,058,168)	$7,145	$(612,093)	$31,729	$1,791,233

Balance — January 1, 2020	176,793	$220,991	$501,045	$3,652,245	(46,262)	$(2,051,583)	$8,334	$(584,294)	$25,602	$1,772,340
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(25,588)	—	544	24,029	(2,234)	—	—	(3,793)
Stock-based compensation	—	—	24,104	—	—	—	—	—	—	24,104
Net earnings	—	—	—	74,369	—	—	—	—	6,890	81,259
Cash dividends declared	—	—	—	(79,095)	—	—	—	—	—	(79,095)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(50,998)	772	(50,226)
Other, net	—	—	—	—	—	—	—	—	(2,842)	(2,842)
Balance — September 30, 2020	176,793	$220,991	$499,561	$3,640,228	(46,775)	$(2,059,666)	$6,100	$(635,292)	$30,422	$1,702,344
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2021	2020
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$116,713	$81,259
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	66,316	63,887
Amortization of intangible and other assets	10,643	8,788
Loss on extinguishment of debt	8,173	1,201
Stock-based compensation	23,610	24,104
Foreign currency, asset write downs and other non-cash adjustments	9,897	1,880
Change in assets and liabilities:
Accounts receivable, net	24,361	24,324
Inventories, net	(47,533)	(51,974)
Contract assets, net	35,358	(37,328)
Prepaid expenses and other assets, net	2,429	6,168
Accounts payable	(58,600)	(21,756)
Contract liabilities	9,379	(22,468)
Accrued liabilities and income taxes payable	9,136	22,762
Retirement obligations and other	(23,842)	22,729
Net deferred taxes	(34,933)	(9,325)
Net cash flows provided (used) by operating activities	151,107	114,251
Cash flows – Investing activities:
Capital expenditures	(34,034)	(46,424)
Proceeds from disposal of assets	2,525	13,759
Net affiliate investment activity	(7,204)	—
Net cash flows provided (used) by investing activities	(38,713)	(32,665)
Cash flows – Financing activities:
Payments on senior notes	(407,473)	(191,258)
Proceeds from issuance of senior notes	498,280	498,280
Proceeds from long-term debt	300,000	—
Payments of deferred loan cost	(5,399)	(4,572)
Proceeds under other financing arrangements	1,408	603
Payments under other financing arrangements	(6,215)	(7,145)
Repurchases of common shares	(17,531)	(32,112)
Payments related to tax withholding for stock-based compensation	(5,899)	(4,521)
Payments of dividends	(78,551)	(78,106)
Other	(6,276)	(2,314)
Net cash flows provided (used) by financing activities	272,344	178,855
Effect of exchange rate changes on cash	(22,743)	(10,243)
Net change in cash and cash equivalents	361,995	250,198
Cash and cash equivalents at beginning of period	1,095,274	670,980
Cash and cash equivalents at end of period	$1,457,269	$921,178
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies

Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2021, the related condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report").
Revision to Previously Reported Financial Information - During the first quarter of 2021, as previously disclosed, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.0 million and accumulated other comprehensive loss by $15.5 million as of December 31, 2020. Additionally, we identified and corrected certain immaterial errors of cash flow activities on our condensed consolidated statement of cash flows for the nine month period ended September 30, 2020.
We have assessed the above described errors and concluded the effects were not material to the period ended September 30, 2020 or any previous period. The September 30, 2020 balances, as presented herein, have been revised. Additionally, the December 31, 2020 balances will be revised the next time such financial statements are filed. Refer to Note 2 for a detailed discussion related to the impact of the revision as of and for the three and nine months ended September 30, 2020 and the impact to the December 31, 2020 balances, which will be revised in future filings.
Coronavirus Pandemic ("COVID-19") and Oil and Gas Market - During the first nine months of 2021, we continue to be challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19. As a result of the COVID-19 pandemic’s effect on oil prices, many of our large customers reduced capital expenditures and budgets in 2020. To date, while we have seen customer maintenance, repair and overhaul ("MRO") and aftermarket spending return close to pre-pandemic levels, and although we are seeing momentum in project-based capital expenditures, such business has yet to return to pre-pandemic levels.
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

2.Revision to Previously Reported Financial Information

During the first quarter of 2021, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 though the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.0 million and accumulated other comprehensive loss by $15.5 million as of December 31, 2020. Additionally, we identified and corrected certain immaterial errors of cash flow activities on our condensed consolidated statement of cash flows for the nine month period ended September 30, 2020.
The following tables present the impact to affected line items on our condensed consolidated financial statements for the periods indicated for the correction of the accounting error involving foreign currency transactions identified in the first quarter of 2021:

	September 30, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Retirement obligations and other liabilities	$541,721	$1,499	$543,220
Retained earnings	3,625,291	14,937	3,640,228
Accumulated other comprehensive loss	(618,856)	(16,436)	(635,292)
Total Flowserve Corporation shareholders’ equity	1,673,421	(1,499)	1,671,922
Total equity	1,703,843	(1,499)	1,702,344
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Three Months Ended September 30, 2020
(Amounts in thousands, except per share data)	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$(963)	$5,636	$4,673
Earnings before income taxes	72,322	5,636	77,958
Provision for income taxes	(18,672)	(524)	(19,196)
Net earnings, including noncontrolling interests	53,650	5,112	58,762
Net earnings attributable to Flowserve Corporation	$51,003	$5,112	$56,115
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.39	$0.04	$0.43
Diluted	0.39	0.04	0.43
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Three Months Ended September 30, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$53,650	$5,112	$58,762
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	25,204	(5,649)	19,555
Other comprehensive income (loss)	24,269	(5,649)	18,620
Comprehensive income (loss), including noncontrolling interests	77,919	(537)	77,382
Comprehensive income (loss) attributable to Flowserve Corporation	$75,276	$(537)	$74,739
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Nine Months Ended September 30, 2020
(Amounts in thousands, except per share data)	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$7,558	$16,411	$23,969
Earnings before income taxes	125,498	16,411	141,909
Provision for income taxes	(59,175)	(1,475)	(60,650)
Net earnings, including noncontrolling interests	66,323	14,936	81,259
Net earnings attributable to Flowserve Corporation	$59,433	$14,936	$74,369
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.46	$0.11	$0.57
Diluted	0.45	0.12	0.57
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Nine Months Ended September 30, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$66,323	$14,936	$81,259
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	(41,022)	(16,434)	(57,456)
Other comprehensive income (loss)	(33,792)	(16,434)	(50,226)
Comprehensive income (loss), including noncontrolling interests	32,531	(1,498)	31,033
Comprehensive income (loss) attributable to Flowserve Corporation	$24,869	$(1,498)	$23,371

_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	December 31, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Retirement obligations and other liabilities	$516,087	$1,479	$517,566
Retained earnings	3,656,449	14,094	3,670,543
Accumulated other comprehensive loss	(594,052)	(15,573)	(609,625)
Total Flowserve Corporation shareholders’ equity	1,732,470	(1,479)	1,730,991
Total equity	1,762,800	(1,479)	1,761,321
_______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Three Months Ended December 31, 2020
(Amounts in thousands, except per share data)	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$(17,811)	$(931)	$(18,742)
Earnings before income taxes	61,314	(931)	60,383
Provision for income taxes	(856)	89	(767)
Net earnings, including noncontrolling interests	60,458	(842)	59,616
Net earnings attributable to Flowserve Corporation	$56,893	$(842)	$56,051
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.44	$(0.01)	$0.43
Diluted	0.43	—	0.43
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Three Months Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$60,458	$(842)	$59,616
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	41,411	862	42,273
Other comprehensive income (loss)	24,803	862	25,665
Comprehensive income (loss), including noncontrolling interests	85,261	20	85,281
Comprehensive income (loss) attributable to Flowserve Corporation	$81,698	$20	$81,718
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Year Ended December 31, 2020
(Amounts in thousands, except per share data)	As Reported	Adjustments(1)	As Revised
Other income (expense), net	$(10,254)	$15,480	$5,226
Earnings before income taxes	186,812	15,480	202,292
Provision for income taxes	(60,031)	(1,386)	(61,417)
Net earnings, including noncontrolling interests	126,781	14,094	140,875
Net earnings attributable to Flowserve Corporation	$116,326	$14,094	$130,420
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.89	$0.11	$1.00
Diluted	0.89	0.11	1.00
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

	Year Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments(1)	As Revised
Net earnings, including noncontrolling interests	$126,781	$14,094	$140,875
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	388	(15,571)	(15,183)
Other comprehensive income (loss)	(8,991)	(15,571)	(24,562)
Comprehensive income (loss), including noncontrolling interests	117,790	(1,477)	116,313
Comprehensive income (loss) attributable to Flowserve Corporation	$106,565	$(1,477)	$105,088
______________________________________
(1) Adjustments relate to the accounting error involving foreign currency transactions.

The condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2020 has been revised to reflect the impacts of the above described error. Additionally, the condensed consolidated statements of shareholders' equity for the year ended December 31, 2020, which will be revised the next time such financial statements are filed, have been corrected to reflect the impact of the errors described above and there are no other adjustments impacting those statements.

The following table presents the impact to affected sub-totals for the correction of the error on our condensed consolidated statement of cash flows for the nine month period ended September 30, 2020. There was no impact on the condensed consolidated statement of cash flows for the year ended December 31, 2020.

	Nine Months Ended September 30, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net cash flows provided (used) by operating activities (1)	$115,629	$(1,378)	$114,251
Net cash flows provided (used) by investing activities (1)	(34,160)	1,495	(32,665)
Net cash flows provided (used) by financing activities	178,972	(117)	178,855
Cash and cash equivalents at end of period	921,178	—	921,178
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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 15% and 23% of total revenue for the three month period ended September 30, 2021 and 2020, respectively, and 15% and 22% for the nine month period ended September 30, 2021 and 2020, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 85% and 77% of total revenue for the three month period ended September 30, 2021 and 2020, respectively, and 85% and 78% for the nine month period ended September 30, 2021 and 2020, respectively. Refer to Note 3 to our consolidated financial statements included in our 2020 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$223,358	$201,890	$425,248
Aftermarket	377,750	63,120	440,870
	$601,108	$265,010	$866,118

	Three Months Ended September 30, 2020
	FPD	FCD	Total
Original Equipment	$280,951	$198,472	$479,423
Aftermarket	388,584	56,294	444,878
	$669,535	$254,766	$924,301

	Nine Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$657,910	$608,707	$1,266,617
Aftermarket	1,162,798	192,189	1,354,987
	$1,820,708	$800,896	$2,621,604

	Nine Months Ended September 30, 2020
	FPD	FCD	Total
Original Equipment	$805,150	$588,448	$1,393,598
Aftermarket	1,173,065	176,163	1,349,228
	$1,978,215	$764,611	$2,742,826
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$230,130	$95,854	$325,984
Latin America(2)	63,443	7,320	70,763
Middle East and Africa	71,296	24,271	95,567
Asia Pacific	117,424	84,267	201,691
Europe	118,815	53,298	172,113
	$601,108	$265,010	$866,118

	Three Months Ended September 30, 2020
	FPD	FCD	Total
North America(1)	$245,282	$96,435	$341,717
Latin America(2)	47,346	6,065	53,411
Middle East and Africa	83,330	29,045	112,375
Asia Pacific	151,227	66,836	218,063
Europe	142,350	56,385	198,735
	$669,535	$254,766	$924,301

	Nine Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$697,712	$284,217	$981,929
Latin America(2)	157,703	23,014	180,717
Middle East and Africa	223,502	78,503	302,005
Asia Pacific	361,450	251,864	613,314
Europe	380,341	163,298	543,639
	$1,820,708	$800,896	$2,621,604

	Nine Months Ended September 30, 2020
	FPD	FCD	Total
North America(1)	$782,403	$326,271	$1,108,674
Latin America(2)	136,443	18,480	154,923
Middle East and Africa	277,231	77,404	354,635
Asia Pacific	391,796	185,946	577,742
Europe	390,342	156,510	546,852
	$1,978,215	$764,611	$2,742,826
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On September 30, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $493 million. We estimate recognition of approximately $145 million of this amount as revenue in the remainder of 2021 and an additional $348 million in 2022 and thereafter.

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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2021 and 2020:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2021	$277,734	$1,139	$194,227	$822
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(137,305)	—
Revenue recognized in the period in excess of billings	539,813	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	145,369	—
Amounts transferred from contract assets to receivables	(563,145)	(61)	—	—
Currency effects and other, net	(18,485)	(109)	(3,188)	(40)
Ending balance, September 30, 2021	$235,917	$969	$199,103	$782

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2020	$272,914	$9,280	$221,095	$1,652
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(159,376)	(1,198)
Revenue recognized in the period in excess of billings	654,967	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	137,986	309
Amounts transferred from contract assets to receivables	(606,564)	191	—	—
Currency effects and other, net	(11,187)	(6,585)	(1,325)	15
Ending balance, September 30, 2020	$310,130	$2,886	$198,380	$778
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

The following table presents the changes in the allowance for expected credit losses for our trade receivables and contract assets for the nine months ended September 30, 2021 and 2020:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	4,234	—
Write-offs	(2,015)	—
Currency effects and other, net	(1,429)	(427)
Ending balance, September 30, 2021	$75,966	$2,778

Beginning balance, January 1, 2020	$53,412	$206
Adoption of ASU 2016-13	6,970	2,779
Charges to cost and expenses, net of recoveries	11,300	—
Currency effects and other, net	4,379	58
Ending balance, September 30, 2020	$76,061	$3,043

Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the nine months ended September 30, 2021 and 2020:

(Amounts in thousands)	2021	2020
Balance at January 1	$67,842	$68,555
Adoption of ASU 2016-13	—	(679)
Currency effects and other, net	(145)	(730)
Balance at September 30	$67,697	$67,146
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2021.

5.Stock-Based Compensation Plans

We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 11,312,201 were available for issuance as of September 30, 2021. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2021, 114,943 stock options were outstanding. No stock options were granted or vested during the nine months ended September 30, 2021 and 2020.

 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $30.5 million and $18.7 million at September 30, 2021 and December 31, 2020, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2021 and 2020 was $0.2 million and $4.9 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2021 and 2020 was $24.6 million and $25.9 million, respectively.
We recorded stock-based compensation expense of $5.5 million ($7.1 million pre-tax) and $4.3 million ($5.6 million pre-tax) for the three months ended September 30, 2021 and 2020, respectively. We recorded stock-based compensation expense of $18.2 million ($23.6 million pre-tax) and $18.7 million ($24.1 million pre-tax) for the nine months ended September 30, 2021 and 2020, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2021
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding - January 1, 2021	1,373,657	$46.76
Granted	1,000,997	39.59
Vested	(555,708)	44.27
Forfeited	(133,649)	47.19
Outstanding as of September 30, 2021	1,685,297	$43.29
Unvested Restricted Shares outstanding as of September 30, 2021 included approximately 511,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital, total shareholder return ("TSR") or free cash flow as a percent of net income over a three-year period. Performance units issued in 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued in 2019 and 2020 have a vesting percentage between 0% and 200%, while the 2021 performance units have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,064,000 shares based on performance targets. As of September 30, 2021, we estimate vesting of approximately 483,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts with third parties had a notional value of $361.3 million and $388.1 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the length of foreign exchange contracts currently in place ranged from 20 days to 24 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Current derivative assets	$2,533	$2,857
Noncurrent derivative assets	—	249
Current derivative liabilities	4,800	682
Noncurrent derivative liabilities	99	—
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
(Losses) gains recognized in income	$(75)	$(2,293)	$1,718	$(2,354)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we enter into cross-currency swaps agreements ("Swaps") as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on April 14, 2021 and March 9, 2021, we entered into cross currency swap agreements, with termination dates of October 1, 2030 and an early termination date of March 11, 2025, respectively. Also, during the third quarter of 2020 we entered into a cross currency swap agreement with an early termination date of September 22, 2025. The swap agreements are designated as net investment hedges and as of September 30, 2021 the combined notional value of these swaps was €423.2 million. The swaps are classified as Level II under the fair value hierarchy.
The fair values of our cross-currency swaps are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Other assets, net	$15,513	$—
Retirement obligations and other liabilities	4,476	18,091
We exclude the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss on our consolidated balance sheet. For the three and nine months ending September 30, 2021, an interest accrual of $2.3 million and $5.0 million, respectively, was recognized in other income (expense), net, in our condensed consolidated statements of income.
The cumulative net investment hedge loss, net of deferred taxes, under cross-currency swaps recorded in accumulated other comprehensive loss ("AOCL") on our condensed consolidated balance sheet are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
(Gain) loss-included component (1)	$(8,869)	$(112)	$(8,684)	$(112)
(Gain) loss-excluded component (2)	(3,647)	2,514	243	2,514
(Gain) loss recognized in AOCL	$(12,516)	$2,402	$(8,441)	$2,402
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.
In March 2015, we designated €255.7 million of our 1.25% EUR 2022 Senior Notes ("2022 Euro Senior Notes") discussed in Note 7 as a net investment hedge of our Euro investment in certain of our international subsidiaries. On September 22, 2020, we increased the designated hedged value on the 2022 Euro Senior Notes to €336.3 million, which reflected the remaining balance of the 2022 Euro Senior Notes. For each reporting period, the change in the carrying value due to the remeasurement of the effective portion is reported in AOCL on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our condensed consolidated statements of income. As a result of the redemption of our 2022 Euro Senior Notes discussed in Note 7, in the first quarter of 2021 we dedesignated the hedged value of our net investment hedge.
Prior to the dedesignation, the cumulative impact recorded in AOCL on our condensed consolidated balance sheet from the change in carrying value due to the remeasurement of the effective portion of the net investment hedge are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Loss recognized in AOCL	$—	$9,709	$29,554	$22,128
Prior to the dedesignation of the net investment hedge, we used the spot method to measure the effectiveness of both net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness during the three and nine months ended September 30, 2021 and 2020, respectively.

7.Debt

Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2021	2020
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $1,070 as of December 31, 2020	$—	$410,243
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $702 and $1,235	499,298	498,765
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,009 and $1,345	298,991	298,655
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $5,746 and $6,147	494,254	493,853
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $6,407 as of September 30, 2021	493,593	—
Term Loan Facility, interest rate of 1.36% and net of debt issuance costs of $692 as September 30, 2021	299,308	—
Finance lease obligations and other borrowings	23,420	25,390
Debt and finance lease obligations	2,108,864	1,726,906
Less amounts due within one year	836,618	8,995
Total debt due after one year	$1,272,246	$1,717,911

Senior Notes
On September 23, 2021, we completed a public offering of $500.0 million in aggregate principal amount of senior notes due January 15, 2032 ("2032 Senior Notes"). The 2032 Senior Notes bear an interest rate of 2.800% per year, payable on January 15 and July 15 of each year, commencing on January 15, 2022. The 2032 Senior Notes were priced at 99.656% of par value, reflecting a discount to the aggregate principal amount. The combined proceeds of the notes offering and term loan facility, in addition to a portion of our excess cash balance, were intended to redeem our 3.500% Senior Notes due September 2022 (“2022 Senior Notes”) and our 4.000% Senior Notes due November 2023 (“2023 Senior Notes”), for which we have issued notices of redemption to the bondholders. Accordingly, on October 12, 2021, the 2022 Senior Notes and 2023 Senior Notes were redeemed in full at the make-whole redemption price and have been classified as current as of September 30, 2021. As a result of the redemption, in the fourth quarter of 2021 the Company incurred a loss on early extinguishment of $38.0 million, which included the impact of a $36.1 million make-whole premium.
On March 19, 2021, we redeemed the remaining $400.9 million of our 2022 Euro Senior Notes and have recorded a loss on early extinguishment of $7.6 million, which included the impact of a $6.6 million make-whole premium. During the third quarter of 2020 we tendered $191.4 million of our 2022 Euro Senior Notes and recorded a loss on early extinguishment of $1.2 million.

Senior Credit Facility
On September 13, 2021 ("Closing Date"), we amended and restated our credit agreement ("Amended and Restated Credit Agreement") under our Senior Credit Facility ("Credit Facility") with Bank of America, N.A. ("Administrative Agent") and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility, which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, (ii) provides for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. Most other terms and conditions under the previous credit agreement (the "then existing credit agreement") remained unchanged. In conjunction with the amendment and restatement of the previous credit agreement we recorded a loss on early extinguishment of $0.6 million in the third quarter of 2021 related to deferred financing fees.
On the Closing Date, approximately $300.0 million was drawn under the unsecured Term Loan to fund, in part, the previously announced redemption of the Company’s 2022 Senior Notes and 2023 Senior Notes.
The interest rates per annum applicable to the Revolving Credit Facility are unchanged under the Amended and Restated Credit Agreement. The interest rates per annum applicable to the Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At September 30, 2021, the interest rate on the Revolving Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the during the period ended September 30, 2021.
Under the terms and conditions of the Amended and Restated Credit Agreement, interest rates per annum applicable to the Term Loan are stated as LIBOR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of September 30, 2021 and December 31, 2020, we had no revolving loans outstanding and we had outstanding letters of credit of $80.4 million and $58.1 million at September 30, 2021 and December 31, 2020, respectively. After consideration of the financial covenants under our Senior Credit Facility and outstanding letters of credit, as of September 30, 2021, the amount available for borrowings was limited to $708.6 million. As of December 31, 2020, the amount available for borrowings under our Revolving Credit Facility was $741.9 million.
Our compliance with applicable financial covenants under the Senior Notes and Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of September 30, 2021. We have scheduled repayments of $7.5 million due in each of the next four quarters on our Term Loan.

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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 7. The estimated fair value of our Senior Notes at September 30, 2021 was $1,850.5 million compared to the carrying value of $1,786.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2021 and December 31, 2020.

9.Inventories

Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2021	2020
Raw materials	$329,609	$321,600
Work in process	263,545	210,174
Finished goods	199,876	221,532
Less: Excess and obsolete reserve	(94,984)	(86,078)
Inventories, net	$698,046	$667,228

10.Earnings Per Share

The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2021	2020
Net earnings of Flowserve Corporation	$49,785	$56,115
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$49,785	$56,115
Weighted average shares:
Common stock	130,210	130,292
Participating securities	32	21
Denominator for basic earnings per common share	130,242	130,313
Effect of potentially dilutive securities	547	587
Denominator for diluted earnings per common share	130,789	130,900
Earnings per common share:
Basic	$0.38	$0.43
Diluted	0.38	0.43

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2021	2020
Net earnings of Flowserve Corporation	$109,218	$74,369
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$109,218	$74,369
Weighted average shares:
Common stock	130,298	130,390
Participating securities	27	23
Denominator for basic earnings per common share	130,325	130,413
Effect of potentially dilutive securities	542	655
Denominator for diluted earnings per common share	130,867	131,068
Earnings per common share:
Basic	$0.84	$0.57
Diluted	0.83	0.57

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows

	Three Months Ended		Nine Months		Year Ended
	September 30,		September 30,		December 31,
	2021	2020	2021	2020	2020
Beginning claims(1)	8,559	8,100	8,366	8,345	8,345
New claims	625	635	1,857	1,672	2,140
Resolved claims	(645)	(398)	(1,668)	(1,706)	(2,203)
Other(2)	82	9	66	35	84
Ending claims(1)	8,621	8,346	8,621	8,346	8,366
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
During the three months ended September 30, 2021 the Company incurred expenses (net of insurance) of approximately $5.6 million, compared to $2.4 million for the same period in 2020 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. During the nine months ended September 30, 2021 the Company incurred expenses (net of insurance) of approximately $10.1 million, compared to $9.0 million for the same period in 2020 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash outflows (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $1.2 million and $5.0 million during the nine months ended September 30, 2021 and 2020, respectively.
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

12.Retirement and Postretirement Benefits

Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2021 and 2020 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2021	2020	2021	2020	2021	2020
Service cost	$6.3	$6.4	$1.8	$2.0	$—	$—
Interest cost	2.9	3.8	1.3	1.8	0.1	0.1
Expected return on plan assets	(6.3)	(6.4)	(1.5)	(1.4)	—	—
Amortization of prior service cost	—	—	—	0.1	—	—
Amortization of unrecognized net loss (gain)	1.9	1.7	1.1	1.2	—	—
Net periodic cost recognized	$4.8	$5.5	$2.7	$3.7	$0.1	$0.1
Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2021 and 2020 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2021	2020	2021	2020	2021	2020
Service cost	$18.9	$19.4	$5.5	$5.4	$—	$—
Interest cost	8.9	11.3	4.1	5.0	0.3	0.4
Expected return on plan assets	(19.0)	(19.3)	(4.6)	(3.8)	—	—
Amortization of prior service cost	0.1	0.1	0.2	0.2	0.1	0.1
Amortization of unrecognized net loss (gain)	5.8	5.2	3.3	3.3	—	(0.1)
Net periodic cost recognized	$14.7	$16.7	$8.5	$10.1	$0.4	$0.4
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
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We had no repurchases of shares of our outstanding common stock for both of the three months ended September 30, 2021 and 2020. We repurchased 440,000 shares of our outstanding common stock for $17.5 million during the nine months ended September 30, 2021, compared to 1,057,115 shares repurchases for $32.1 million for the same period in 2020. As of September 30, 2021, we had $96.1 million of remaining capacity under our current share repurchase program.

14.Income Taxes

For the three months ended September 30, 2021, we earned $41.4 million before taxes and recorded a benefit from income taxes of $10.4 million resulting in an effective tax rate of (25.2)%. For the nine months ended September 30, 2021, we earned $112.8 million before taxes and recorded a benefit from income taxes of $3.9 million resulting in an effective tax rate of (3.5)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2021 primarily due to the net impact of foreign operations and the reversal of certain deferred tax liabilities as a result of legal entity restructuring of foreign holding companies. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2021 primarily due to higher withholding taxes related to transactions with and amongst various foreign subsidiaries, offset by the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of legal entity restructuring of foreign holding companies, and favorable resolution of audits in foreign jurisdictions.
For the three months ended September 30, 2020, we earned $78.0 million before taxes and provided for income taxes of $19.2 million resulting in an effective tax rate of 24.6%. For the nine months ended September 30, 2020, we earned $141.9 million before taxes and provided for income taxes of $60.7 million resulting in an effective tax rate of 42.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2020 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2020 primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices, and the net impact of foreign operations.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2021, there were no material tax impacts to our condensed consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of September 30, 2021, the amount of unrecognized tax benefits decreased by $2.0 million from December 31, 2020. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2014 or non-U.S. income tax audits for years through 2013. We are currently under examination for various years in Canada, Germany, India, Indonesia, Italy, Malaysia, Mexico, the Philippines, Saudi Arabia, the U.S. and Venezuela.
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

15.Segment Information

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$601,108	$265,010	$866,118	$—	$866,118
Intersegment sales	731	1,114	1,845	(1,845)	—
Segment operating income	59,071	27,743	86,814	(29,452)	57,362

Three Months Ended September 30, 2020
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$669,535	$254,766	$924,301	$—	$924,301
Intersegment sales	673	455	1,128	(1,128)	—
Segment operating income	86,660	30,752	117,412	(30,090)	87,322

Nine Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,820,708	$800,896	$2,621,604	$—	$2,621,604
Intersegment sales	1,463	2,211	3,674	(3,674)	—
Segment operating income	180,698	89,685	270,383	(84,755)	185,628

Nine Months Ended September 30, 2020
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,978,215	$764,611	$2,742,826	$—	$2,742,826
Intersegment sales	1,710	2,280	3,990	(3,990)	—
Segment operating income	186,740	74,160	260,900	(105,923)	154,977

16.Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended September 30, 2021 and 2020:

	2021				2020
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - July 1	$(453,328)	$(140,405)	$(271)	$(594,004)	$(518,377)	$(129,094)	$(573)	$(648,044)
Other comprehensive income (loss) before reclassifications	(15,561)	2,300	(1,347)	(14,608)	19,555	(3,647)	41	15,949
Amounts reclassified from AOCL	—	2,655	—	2,655	—	2,671	—	2,671
Net current-period other comprehensive income (loss)	(15,561)	4,955	(1,347)	(11,953)	19,555	(976)	41	18,620
Balance - September 30	$(468,889)	$(135,450)	$(1,618)	$(605,957)	$(498,822)	$(130,070)	$(532)	$(629,424)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $6.1 million and $5.9 million at July 1, 2021 and 2020, respectively, and $6.1 million and $5.8 million at September 30, 2021 and 2020, respectively. Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2021(1)	2020(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(2,978)	$(2,942)
Prior service costs(2)	Other income (expense), net	(149)	(150)
	Tax benefit	472	421
	Net of tax	$(2,655)	$(2,671)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 12 for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2021 and 2020:

	2021				2020
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(456,437)	$(146,723)	$(488)	$(603,648)	$(441,366)	$(137,161)	$(671)	$(579,198)
Other comprehensive (loss) income before reclassifications	(12,452)	3,104	(1,130)	(10,478)	(57,456)	(531)	139	(57,848)
Amounts reclassified from AOCL	—	8,169	—	8,169	—	7,622	—	7,622
Net current-period other comprehensive (loss) income	(12,452)	11,273	(1,130)	(2,309)	(57,456)	7,091	139	(50,226)
Balance - September 30	$(468,889)	$(135,450)	$(1,618)	$(605,957)	$(498,822)	$(130,070)	$(532)	$(629,424)
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.9 million and $5.1 million at January 1, 2021 and 2020, respectively, and $6.1 million and $5.8 million at September 30, 2021 and 2020, respectively. Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2021(1)	2020(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(9,126)	$(8,456)
Prior service costs(2)	Other income (expense), net	(457)	(429)
	Tax benefit	1,414	1,263
	Net of tax	$(8,169)	$(7,622)

__________________________________

(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 12 for additional details.

17.Realignment and Transformation Programs

In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program (defined below) to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our condensed consolidated statements of income. We anticipate a total investment in these activities of approximately $95 million and the majority of the charges were incurred in 2020 with the remainder to be incurred in 2021. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. The Flowserve 2.0 Transformation expenses incurred primarily consisted of professional services, project management and related travel costs recorded in SG&A expenses. As of December 31, 2020, the Flowserve 2.0 Transformation efforts were substantially completed. For the nine months ended September 30, 2021, there were no Flowserve 2.0 Transformation charges.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred in 2021 related to our 2020 Realignment Program and the total charges incurred in 2020 are related to our 2020 Realignment Program and Flowserve 2.0 Transformation:

	Three Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,659	$185	$1,844	$—	$1,844
SG&A	38	(7)	31	—	31
	$1,697	$178	$1,875	$—	$1,875
Non-Restructuring Charges
COS	$614	$124	$738	$—	$738
SG&A	(290)	6	(284)	621	337
	$324	$130	$454	$621	$1,075

Total Realignment Charges
COS	$2,273	$309	$2,582	$—	$2,582
SG&A	(252)	(1)	(253)	621	368
Total	$2,021	$308	$2,329	$621	$2,950

	Three Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$5,469	$590	$6,059	$—	$6,059
SG&A	(10)	(2)	(12)	—	(12)
	$5,459	$588	$6,047	$—	$6,047
Non-Restructuring Charges
COS	$1,210	$(1,366)	$(156)	$(245)	$(401)
SG&A	1,097	75	1,172	613	1,785
	$2,307	$(1,291)	$1,016	$368	$1,384
Total Realignment Charges
COS	$6,679	$(776)	$5,903	$(245)	$5,658
SG&A	1,087	73	1,160	613	$1,773
Total	$7,766	$(703)	$7,063	$368	$7,431

Transformation Charges
SG&A	$—	$—	$—	$4,746	$4,746
	$—	$—	$—	$4,746	$4,746

Total Realignment and Transformation Charges
COS	$6,679	$(776)	$5,903	$(245)	$5,658
SG&A	1,087	$73	1,160	5,359	6,519
Total	$7,766	$(703)	$7,063	$5,114	$12,177

	Nine Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$7,702	$655	$8,357	$—	$8,357
SG&A	705	(17)	688	—	688
	$8,407	$638	$9,045	$—	$9,045

Non-Restructuring Charges
COS	$6,064	$802	$6,866	$590	$7,456
SG&A	205	744	949	4,816	5,765
	$6,269	$1,546	$7,815	$5,406	$13,221

Total Realignment Charges
COS	$13,766	$1,457	$15,223	$590	$15,813
SG&A	910	727	1,637	4,816	6,453
Total	$14,676	$2,184	$16,860	$5,406	$22,266

	Nine Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$18,800	$318	$19,118	$—	$19,118
SG&A	221	(5)	216	—	216
	$19,021	$313	$19,334	$—	$19,334
Non-Restructuring Charges
COS	$13,339	$7,876	$21,215	$303	$21,518
SG&A	10,899	4,459	15,358	16,107	31,465
	$24,238	$12,335	$36,573	$16,410	$52,983
Total Realignment Charges
COS	$32,139	$8,194	$40,333	$303	$40,636
SG&A	11,120	4,454	15,574	16,107	31,681
Total	$43,259	$12,648	$55,907	$16,410	$72,317

Transformation Charges
SG&A	$—	$—	$—	$16,007	$16,007
	$—	$—	$—	$16,007	$16,007

Total Realignment Charges
COS	$32,139	$8,194	$40,333	$303	$40,636
SG&A	11,120	4,454	15,574	32,114	47,688
Total	$43,259	$12,648	$55,907	$32,417	$88,324
The following is a summary of total inception to date charges, net of adjustments, related to the 2020 Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$25,531	$1,882	$27,413	$—	$27,413
SG&A	756	309	1,065	—	1,065
	$26,287	$2,191	$28,478	$—	$28,478
Non-Restructuring Charges
COS	$25,267	$329	$25,596	$642	$26,238
SG&A	10,886	5,299	16,185	22,698	38,883
	$36,153	$5,628	$41,781	$23,340	$65,121
Total Realignment Charges
COS	$50,798	$2,211	$53,009	$642	$53,651
SG&A	11,642	5,608	17,250	22,698	39,948
Total	$62,440	$7,819	$70,259	$23,340	$93,599

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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2020 Realignment Program:

	Three Months Ended September 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(371)	$—	$1,282	$933	$1,844
SG&A	—	—	—	31	31
Total	$(371)	$—	$1,282	$964	$1,875

	Three Months Ended September 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$4,704	$—	$331	$1,024	$6,059
SG&A	(16)	—	3	1	(12)
Total	$4,688	$—	$334	$1,025	$6,047

	Nine Months Ended September 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$848	$—	$2,623	$4,886	$8,357
SG&A	168		—	520	688
Total	$1,016	$—	$2,623	$5,406	$9,045

	Nine Months Ended September 30, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,959	$—	$1,322	$837	$19,118
SG&A	228	—	25	(37)	216
Total	$17,187	$—	$1,347	$800	$19,334

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2020 Realignment Program:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,092	$52	$4,035	$7,234	$27,413
SG&A	252	—	14	799	1,065
Total	$16,344	$52	$4,049	$8,033	$28,478
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the nine months ended September 30, 2021 and 2020:

(Amounts in thousands)	2021	2020
Balance at January 1	$18,255	$6,703
Charges, net of adjustments	6,423	17,986
Cash expenditures	(16,999)	(4,772)
Other non-cash adjustments, including currency	(1,039)	425
Balance at September 30	$6,640	$20,342

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
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. We have significantly invested in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 163 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.

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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with maintaining the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. Despite headwinds caused by the COVID-19 pandemic, we continue to enhance our global supply chain capabilities to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improve the supply chain processes across our business segments and find areas of synergy and cost reduction, all along improving our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
COVID-19 Update
Our cross-functional crisis management team established during the first quarter of 2020 has continued monitoring and making recommendations to management to help us continue operating as an essential business, while also protecting the health and safety of our associates. We expect that widespread implications of the pandemic worldwide will continue to cause substantial economic uncertainty and challenging operational conditions through the remainder of this year. We continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies.
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
Health and Safety of Our Associates
The health and safety of our associates, suppliers and customers around the world continues to be a priority as we navigate the COVID-19 pandemic, including recent spikes in cases of the virus and its variants in various geographies in which we operate. These recent spikes caused significant labor availability issues in the third quarter of 2021, which contributed to the COVID-19 operational challenges faced during the quarter. We are incredibly proud of the great teamwork exhibited by our global workforce who have demonstrated strong resilience in adapting to continually evolving health and safety guidelines while addressing these challenging times and providing products and services to our customers.
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

Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. All of our facilities are open and operational, and are running close to pre-COVID-19 levels as we continue to make essential products and provide services for our customers. While the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic, we had seen these adverse impacts decline in the first half of 2021 as the roll out of vaccines has improved around the world. Despite the increased challenges of labor availability in the third quarter, we continue to expect a further decline of these adverse impacts and as we navigate further through the pandemic in 2021.
Customer Demand
During the first nine months of 2021, the ongoing effects of the COVID-19 pandemic in global markets has continued to adversely impact our customers, particularly in the oil and gas markets. As a result of the pandemic’s effect (among certain other effects) on oil prices during 2020, many of our large customers reduced capital expenditures and budgets last year. To date, while spending for maintenance and repair projects and aftermarket services have returned close to pre-pandemic levels, project-based customer spending has yet to return to pre-pandemic levels despite some modest improvement in the first nine months of 2021. In this regard, we saw an overall increase in bookings of 8.4% in the first nine months of 2021 as compared to the same period in 2020. Despite the modest improvement in customer spending, during the third quarter we experienced an increase in customer-driven delays in the witnessing and inspection necessary to take delivery of equipment, which we expect will continue as long as we and our customers continue to experience the supply chain and logistics headwinds described below under the heading "Supply Chain Impact."
While many of the repair and maintenance projects that were paused by our customers last year as a result of the pandemic have gone forward in 2021 and others will ultimately need to be completed, the timing will largely depend on the duration of the COVID-19 pandemic and how the virus continues to spread in our customers’ various geographies. While we have seen some recovery in capital expenditure budgets and, therefore, our bookings during the year, we do not expect planned capital spending to approach pre-pandemic levels in 2021.
Supply Chain Impact
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping delays related to the COVID-19 pandemic, some of which continue to exist in highly affected countries. Additionally, the global supply chain and logistics constraints that are currently affecting global markets caused additional headwinds in the third quarter, which we expect to continue into the fourth quarter. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued and we expect they will continue as the COVID-19 pandemic and ongoing global supply chain and logistics headwinds continue.
Operational Impacts
We continue to engage in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “—RESULTS OF OPERATIONS – Three and nine months ended September 30, 2021 and 2020”), reductions in capital expenditures and continued cuts in other discretionary spending due to our response to the effects of COVID-19, which partially offsets the continued costs and operational impacts of the safety protocols and procedures that we have implemented and sustained as described above under the heading "Health and Safety of Our Associates." We continue to evaluate additional cost savings measures in order to reduce the impact of the COVID-19 pandemic on our financial results.
We continually monitor and assess the spread of COVID-19 and known variants, including in areas that have seen recent increases in cases, and we will continue to adapt our operations to respond the changing conditions as needed. During the third quarter, we experienced increased difficulty in maintaining staffing and productivity levels due to both a higher quarantine rate and a tighter labor market for new hiring. As we continue to manage our business through this unprecedented time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.
2021 Outlook
As the world continues to make progress against COVID-19 largely through increased vaccinations, we have begun to see an inflection in our served end-markets as commodity prices and mobility levels increase. Despite this inflection, the combined effects of the supply chain, logistics and labor availability headwinds discussed above shifted approximately $60 million of expected revenue out of the third quarter and impacted operating income as a percent of sales by approximately 150 basis points. However, we have not seen and do not expect to see an increase in cancellations from our backlog. We therefore expect to continue to deliver on our backlog during the fourth quarter and into 2022, though with a slightly longer cycle time than originally expected. We also expect quarterly bookings to recover to at least our first half 2021 quarterly run rate. As such, assuming continued progress with the pandemic, we expect full-year bookings in 2021 to increase roughly 10% compared to 2020 levels, with fourth quarter bookings expected to be the highest quarterly level in 2021.
As of September 30, 2021, we had approximately $2.2 billion of liquidity, consisting of cash and cash equivalents of $1,457.3 million and $708.6 million of borrowings available under our Credit Facility. During the quarter, we completed a public offering of our 2032 Senior Notes for $498.3 million in proceeds and approximately $300.0 million was drawn under the unsecured term loan facility. The combined proceeds of the notes offering and term loan facility, in addition to a portion of our excess cash balance, were intended to redeem in full at the make-whole redemption price of our 2022 Senior Notes and 2023 Senior Notes. After giving effect to the October 12, 2021, redemption of our 2022 Senior Notes and 2023 Senior Notes, we had approximately $1.3 billion of liquidity, consisting of cash and cash equivalents of $615.2 million and $708.6 million of borrowings available under our Senior Credit Facility.
We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2021.

RESULTS OF OPERATIONS — Three months ended September 30, 2021 and 2020

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
During the first quarter of 2021, as previously disclosed, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.0 million and accumulated other comprehensive loss by $15.5 million as of December 31, 2020. Additionally, we identified and corrected certain immaterial errors of cash flow activities on our condensed consolidated statement of cash flows for the nine month period ended September 30, 2020.
We have assessed the above described errors and concluded the effects were not material to the period ended September 30, 2020 or any previous period. The September 30, 2020 balances, as presented herein, have been revised. Additionally, the December 31, 2020 balances will be revised the next time such financial statements are filed. Refer to Note 2 for a detailed discussion related to the impact of the revision as of and for the three and nine months ended September 30, 2020 and the impact to the December 31, 2020 balances, which will be revised in future filings.
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
In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs. We anticipate a total investment in 2020 Realignment Program activities of approximately $95 million and the majority of the charges were incurred in 2020 with the remainder to be incurred in 2021. Based on the actions initiated with the 2020 Realignment Program, we estimate that we have achieved cost savings of approximately $78 million for the nine months ended September 30, 2021, with approximately $40 million of those savings in COS and approximately $38 million in SG&A. Upon completion of the 2020 Realignment Program activities, we expect full year run-rate cost savings of approximately $125 million. Actual savings could vary from expected savings, which represent management’s best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized.

Realignment Activity

The following tables present out realignment activity by segment related to our 2020 Realignment Program. For the three and nine months ended September 30, 2021, the total charges incurred are related to our 2020 Realignment Program and there were no Flowserve 2.0 Transformation charges. For the three and nine months ended September 30, 2020, the total charges incurred are related to our 2020 Realignment Program and Flowserve 2.0 Transformation:

	Three Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$2,273	$309	$2,582	$—	$2,582
SG&A	(252)	(1)	(253)	621	368
Total	$2,021	$308	$2,329	$621	$2,950

	Three Months Ended September 30, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$6,679	$(776)	$5,903	$(245)	$5,658
SG&A	1,087	$73	1,160	5,359	6,519
Total	$7,766	$(703)	$7,063	$5,114	$12,177

	Nine Months Ended September 30, 2021

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$13,766	$1,457	$15,223	$590	$15,813
SG&A	910	$727	1,637	4,816	6,453
Total	$14,676	$2,184	$16,860	$5,406	$22,266

	Nine Months Ended September 30, 2020

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment and Transformation Charges
COS	$32,139	$8,194	$40,333	$303	$40,636
SG&A	11,120	4,454	15,574	32,114	47,688
Total	$43,259	$12,648	$55,907	$32,417	$88,324
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2021	2020
Bookings	$911.6	$806.1
Sales	866.1	924.3

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
Bookings	$2,805.7	$2,587.3
Sales	2,621.6	2,742.8
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2021 increased by $105.5 million, or 13.1%, as compared with the same period in 2020. The increase included currency benefits of approximately $10 million. The increase was primarily driven by increased customer bookings in the oil and gas, chemical, power generation and water industries and were partially offset by decreased bookings in the general industries. The increase in customer bookings was more heavily weighted towards aftermarket bookings.
Bookings for the nine months ended September 30, 2021 increased by $218.4 million, or 8.4%, as compared with the same period in 2020. The increase included currency benefits of approximately $75 million. The increase was driven by increased customer bookings in the chemical, oil and gas and water industries and were partially offset by decreased bookings in the general industries. The increase in customer bookings was primarily driven by original equipment and aftermarket bookings.
Sales for the three months ended September 30, 2021 decreased by $58.2 million, or 6.3%, as compared with the same period in 2020. The decrease included currency benefits of approximately $10 million. The decreased sales were primarily driven by original equipment, with decreased sales into Europe, North America, Asia Pacific, the Middle East and Africa, partially offset by increased sales into Latin America. Net sales to international customers, including export sales from the U.S., were approximately 67% and 68% of total sales for the three months ended September 30, 2021 and 2020, respectively.
Sales for the nine months ended September 30, 2021 decreased by $121.2 million, or 4.4%, as compared with the same period in 2020. The decrease included currency benefits of approximately $75 million. The decreased sales were driven by original equipment, with decreased sales into North America, the Middle East, Africa and Europe, partially offset by increased sales into Asia Pacific and Latin America. Net sales to international customers, including export sales from the U.S., were approximately 67% and 65% of total sales for the three months ended September 30, 2021 and 2020, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $1,969.9 million at September 30, 2021 increased by $115.0 million, or 6.2%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $42 million. Approximately 39% and 36% of the backlog at September 30, 2021 and December 31, 2020, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $493 million, as discussed in Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Gross profit	$253.5	$285.2
Gross profit margin	29.3%	30.9%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Gross profit	$782.6	$821.4
Gross profit margin	29.9%	29.9%
Gross profit for the three months ended September 30, 2021 decreased by $31.7 million, or 11.1%, as compared with the same period in 2020. Gross profit margin for the three months ended September 30, 2021 of 29.3% decreased from 30.9% for the same period in 2020. The decrease in gross profit margin was primarily due to revenue recognized on lower margin original equipment orders and lower customer sales volumes, partially offset by a mix shift to higher margin aftermarket sales and decreased realignment charges and increased savings associated with our realignment actions as compared to the same period in 2020. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 48% of total sales for the same period in 2020.
Gross profit for the nine months ended September 30, 2021 decreased by $38.8 million, or 4.7%, as compared with the same period in 2020. Gross profit margin for the nine months ended September 30, 2021 of 29.9% was comparable to the same period in 2020. The decrease in gross profit margin was primarily due to revenue recognized on lower margin original equipment orders and lower customer sales volumes and was partially offset by a $15.0 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur, a mix shift to higher margin aftermarket sales and decreased charges and increased savings related to our realignment actions as compared to the same period in 2020. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 49% of total sales for the same period in 2020.

Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
SG&A	$200.9	$200.7
SG&A as a percentage of sales	23.2%	21.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
SG&A	$610.0	$675.5
SG&A as a percentage of sales	23.3%	24.6%

SG&A for the three months ended September 30, 2021 increased by $0.2 million, or 0.1%, as compared with the same period in 2020. Currency effects yielded an increase of approximately $1 million. SG&A as a percentage of sales for the three months ended September 30, 2021 increased 150 basis points primarily due to increased broad-based annual incentive compensation, partially offset by decreased charges and increased savings related to our realignment actions compared with the same period in 2020.
SG&A for the nine months ended September 30, 2021 decreased by $65.5 million, or 9.7%, as compared with the same period in 2020. Currency effects yielded an increase of approximately $12 million. SG&A as a percentage of sales for the nine months ended September 30, 2021 decreased 130 basis points primarily due to decreased charges and increased savings related to our realignment actions, decreased travel-related expenses and lower bad debt expense, partially offset by increased broad-based annual incentive compensation as compared with the same period in 2020.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2021	2020
Net earnings from affiliates	$4.7	$2.8

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
Net earnings from affiliates	$11.2	$9.1
Net earnings from affiliates for the three months ended September 30, 2021 increased $1.9 million, or 67.9%, as compared with the same period in 2020. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Net earnings from affiliates for the nine months ended September 30, 2021 increased $2.1 million, or 23.1%, as compared with the same period in 2020. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Operating income	$57.4	$87.3
Operating income as a percentage of sales	6.6%	9.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Operating income	$185.6	$155.0
Operating income as a percentage of sales	7.1%	5.7%

Operating income for the three months ended September 30, 2021 decreased by $29.9 million, or 34.2%, as compared with the same period in 2020. The decrease included currency benefits of approximately $2 million. The decrease was primarily a result of the $31.7 million decrease in gross profit and the $0.2 million increase in SG&A.
Operating income for the nine months ended September 30, 2021 increased by $30.6 million, or 19.7%, as compared with the same period in 2020. The increase included currency benefits of approximately $9 million. The increase was primarily a result of the $65.5 million decrease in SG&A, partially offset by the $38.8 million decrease in gross profit.

Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2021	2020
Interest expense	$(14.7)	$(13.5)
Interest income	0.8	0.7

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
Interest expense	$(45.8)	$(39.4)
Interest income	1.9	3.6
Interest expense for the three months ended September 30, 2021 increased $1.2 million, as compared with the same period in 2020, primarily due to interest expense associated with the senior notes issued in the third quarter of 2021.
Interest expense for the nine months ended September 30, 2021 increased $6.4 million, as compared with the same period in 2020. Interest income for the nine months ended September 30, 2021 decreased $1.7 million, as compared with the same period in 2020. The increase in interest expense was primarily attributable to interest expense associated with the senior notes issued in the third quarter of 2020. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2020.

Loss on Extinguishment of Debt

	Three Months Ended September 30,
(Amounts in millions)	2021	2020
Loss on extinguishment of debt	$(0.6)	$(1.2)

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
Loss on extinguishment of debt	$(8.2)	$(1.2)

Loss on extinguishment of debt for the three months ended September 30, 2021 of $0.6 million resulted from the write-off of deferred financing fees due to the amendment and restatement of the previous Senior Credit facility. Loss on extinguishment of debt for the three months ended September 30, 2020 of $1.2 million resulted from the loss on early extinguishment of our 2022 Euro Senior Notes. For a further discussion on the redemption of our 2022 Euro Senior Notes, refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report.

Loss on extinguishment of debt for the nine months ended September 30, 2021 of $8.2 million primarily resulted from the redemption of our 2022 Euro Senior Notes and the write-off of deferred financing fees due to the amendment and restatement of the previous Senior Credit facility. Loss on extinguishment of debt for the nine months ended September 30, 2020 of $1.2 million resulted from the loss on early extinguishment of our 2022 Euro Senior Notes, refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report.

Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2021	2020
Other income (expense), net	$(1.5)	$4.7

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
Other income (expense), net	$(20.7)	$24.0

Other income (expense), net for the three months ended September 30, 2021 decreased $6.2 million as compared with the same period in 2020, due primarily to a $6.6 million increases in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $2.2 million decrease in losses arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Canadian dollar, Mexican peso and United Arab Emirates dirham in relation to the U.S. dollar during the three months ended September 30, 2021, as compared with the same period in 2020.
Other income (expense), net for the nine months ended September 30, 2021 decreased $44.7 million as compared with the same period in 2020, due primarily to a $44.5 million increase in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $4.1 million increase in gains arising from transactions on foreign exchange contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Canadian dollar, Mexican peso and Brazilian real in relation to the U.S. dollar during the nine months ended September 30, 2021, as compared with the same period in 2020.

Income Taxes and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Provision for (benefit from) income taxes	$(10.4)	$19.2
Effective tax rate	(25.2)%	24.6%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Provision for (benefit from) income taxes	$(3.9)	$60.7
Effective tax rate	(3.5)%	42.7%
The effective tax rate of (25.2)% for the three months ended September 30, 2021 decreased from 24.6% for the same period in 2020. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2021 primarily due to the net impact of foreign operations and reversal of certain deferred tax liabilities as a result of legal entity restructuring of foreign holding companies. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of (3.5)% for the nine months ended September 30, 2021 decreased from 42.7% for the same period in 2020. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2021 primarily due to higher withholding taxes related to transactions with and amongst various foreign subsidiaries, offset by the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of legal entity restructuring of foreign holding companies, and favorable resolution of audits in foreign jurisdictions. Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2021	2020
Other comprehensive income (loss)	$(12.0)	$18.6

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
Other comprehensive income (loss)	$(2.3)	$(50.2)
Other comprehensive loss for the three months ended September 30, 2021 increased $30.6 million from income of $18.6 million in 2020. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Mexican peso and Brazilian real versus the U.S. dollar during the three months ended September 30, 2021, as compared with the same period in 2020.
Other comprehensive loss for the nine months ended September 30, 2021 decreased $47.9 million from a loss of $50.2 million in 2020. The decreased income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Mexican peso, Colombian peso and British pound versus the U.S. dollar during the three months ended September 30, 2021, as compared with the same period in 2020.

Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.

Flowserve Pump Division Segment Results

Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 49 countries with 39 manufacturing facilities worldwide, 13 of which are located in Europe, 12 in North America, eight in Asia and six in Latin America, and it operates 135 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$660.9	$574.1
Sales	601.8	670.2
Gross profit	182.9	210.0
Gross profit margin	30.4%	31.3%
SG&A	128.5	126.2
Segment operating income	59.1	86.7
Segment operating income as a percentage of sales	9.8%	12.9%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$1,982.5	$1,792.3
Sales	1,821.9	1,979.9
Gross profit	562.1	603.7
Gross profit margin	30.9%	30.5%
SG&A	394.7	426.1
Gain on sale of business	1.8	—
Segment operating income	180.7	186.7
Segment operating income as a percentage of sales	9.9%	9.4%

Bookings for the three months ended September 30, 2021 increased by $86.8 million, or 15.1%, as compared with the same period in 2020. The increase included currency benefits of approximately $7 million. The increase in customer bookings was driven by increased orders in the oil and gas, chemical, power generation industries and were partially offset by decreased bookings in the general industry. Customer bookings increased $73.0 million into North America, $40.2 million into the Middle East and $7.4 million into Latin America and were partially offset by decreased bookings of $12.9 million into Asia Pacific, $9.2 million into Africa and $4.6 million into Europe. The increase was more heavily weighted towards aftermarket bookings.
Bookings for the nine months ended September 30, 2021 increased by $190.2 million, or 10.6%, as compared with the same period in 2020. The increase included currency benefits of approximately $53 million. The increase in customer bookings was driven by increased orders in the oil and gas, chemical, water and power generation industries and were partially offset by decreased bookings in the general industry. Customer bookings increased $115.6 million into North America, $69.5 million into the Middle East, $37.5 million into Latin America and $22.9 million into Europe and were partially offset by decreased bookings of $64.0 million into Asia Pacific. The increase was more heavily weighted towards aftermarket bookings.
Sales for the three months ended September 30, 2021 decreased by $68.4 million, or 10.2% as compared with the same period in 2020 and included currency benefits of approximately $7 million. The decrease was driven primarily by customer original equipment sales. Decreased customer sales of $34.0 million into Asia Pacific, $23.7 million into Europe, $15.3 million into North America, $6.4 million into the Middle East and $5.7 million into Africa, were partially offset by increased sales of $16.2 million into Latin America.
Sales for the nine months ended September 30, 2021 decreased by $158.0 million, or 8.0% as compared with the same period in 2020 and included currency benefits of approximately $52 million. The decrease was driven primarily by customer original equipment sales. Decreased customer sales of $85.0 million into North America, $40.7 million into the Middle East, $30.7 million into Asia Pacific, $13.3 million into Africa and $10.0 million into Europe, were partially offset by increased sales of $21.4 million into Latin America.

Gross profit for the three months ended September 30, 2021 decreased by $27.1 million, or 12.9%, as compared with the same period in 2020. Gross profit margin for the three months ended September 30, 2021 of 30.4% decreased from 31.3% for the same period in 2020. The decrease in gross profit margin was primarily attributable to revenue recognized on lower margin original equipment orders and lower customer sales volumes, partially offset by decreased charges and increased savings under our realignment actions as compared to the same period in 2020 and a mix shift to higher margin aftermarket sales.
Gross profit for the nine months ended September 30, 2021 decreased by $41.6 million, or 6.9%, as compared with the same period in 2020. Gross profit margin for the nine months ended September 30, 2021 of 30.9% increased from 30.5% for the same period in 2020. The increase in gross profit margin was primarily attributable to decreased charges and increased savings under our realignment actions as compared to the same period in 2020, a $9.2 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur and a mix shift to higher margin aftermarket sales, partially offset by revenue recognized on lower margin original equipment orders and lower customer sales volumes.
SG&A for the three months ended September 30, 2021 increased by $2.3 million, or 1.8%, as compared with the same period in 2020. Currency effects provided an increase of approximately $1 million. The increase in SG&A was primarily due to higher administrative and selling-related expenses, partially offset by decreased charges and increased savings under our realignment actions as compared to the same period in 2020.
SG&A for the nine months ended September 30, 2021 decreased by $31.4 million, or 7.4%, as compared with the same period in 2020. Currency effects provided an increase of approximately $9 million. The decrease in SG&A was primarily due to a decrease in travel, administrative and selling-related expenses, lower bad debt expense and decreased charges and increased savings under our realignment actions, partially offset by increased broad-based annual incentive compensation as compared to the same period in 2020.
Operating income for the three months ended September 30, 2021 decreased by $27.6 million, or 31.8%, as compared with the same period in 2020. The decrease included currency benefits of approximately $1 million. The decrease was primarily due to the $27.1 million decrease in gross profit and the $2.3 million increase in SG&A.
Operating income for the nine months ended September 30, 2021 decreased by $6.0 million, or 3.2%, as compared with the same period in 2020. The decrease included currency benefits of approximately $7 million. The decrease was primarily due to the $41.6 million decrease in gross profit, partially offset by the $31.4 million decrease in SG&A.
Backlog of $1,339.2 million at September 30, 2021 increased by $102.3 million, or 8.3%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $29 million.

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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$253.6	$237.6
Sales	266.1	255.2
Gross profit	77.0	78.1
Gross profit margin	28.9%	30.6%
SG&A	49.3	47.3
Segment operating income	27.7	30.8
Segment operating income as a percentage of sales	10.4%	12.1%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2021	2020
Bookings	$834.0	$807.8
Sales	803.1	766.9
Gross profit	236.4	229.1
Gross profit margin	29.4%	29.9%
SG&A	147.1	154.9
Segment operating income	89.7	74.2
Segment operating income as a percentage of sales	11.2%	9.7%

Bookings for the three months ended September 30, 2021 increased by $16.0 million, or 6.7%, as compared with the same period in 2020. Bookings included currency benefits of approximately $3 million. The increase in customer bookings was primarily driven by increased orders in the general and water industries, partially offset by decreased bookings in the oil and gas and power generation industries. Increase customers bookings of $22.9 million into North America, $0.7 million into Africa and $0.1 million into Europe were partially offset by decreased bookings of $6.8 million into Asia Pacific, $1.9 million into Latin America, and $0.2 million into the Middle East. The increase was more heavily weighted towards customer original equipment bookings.
Bookings for the nine months ended September 30, 2021 increased by $26.2 million, or 3.2%, as compared with the same period in 2020. Bookings included currency benefits of approximately $22 million. The increase in customer bookings was primarily driven by increased orders in the general, chemical and power generation industries, partially offset by decreased orders in the oil and gas industry. Increase customers bookings of $49.1 million into North America were partially offset by decreased bookings of $13.1 million into the Middle East, $5.1 million into Latin America and $4.9 million into Asia Pacific. The increase was primarily driven by customer original equipment bookings.
Sales for the three months ended September 30, 2021 increased $10.9 million, or 4.3%, as compared with the same period in 2020. The increase included currency benefits of approximately $3 million. Increased sales were driven by both original equipment and aftermarket sales. The increase was primarily driven by increased customer sales of $17.2 million into Asia Pacific and $1.2 million into Latin America, partially offset by decreased sales of $3.4 million into Africa, $3.3 million into Europe, $1.5 million into the Middle East and $0.9 million into North America.
Sales for the nine months ended September 30, 2021 increased $36.2 million, or 4.7%, as compared with the same period in 2020. The increase included currency benefits of approximately $23 million. Increased sales were driven by both original equipment and aftermarket sales. The increase was primarily driven by increased customer sales of $65.8 million into Asia Pacific, $6.9 million into Europe, $5.0 million into the Middle East and $4.6 million into Latin America, partially offset by decreased sales of $41.6 million into North America and $3.8 million into Africa.
Gross profit for the three months ended September 30, 2021 decreased by $1.1 million, or 1.4%, as compared with the same period in 2020. Gross profit margin for the three months ended September 30, 2021 of 28.9% decreased from the 30.6% for the same period in 2020. The decrease in gross profit margin was primarily attributable to revenue recognized on lower margin original equipment orders, partially offset by increased savings under our realignment actions as compared to the same period in 2020.
Gross profit for the nine months ended September 30, 2021 increased by $7.3 million, or 3.2%, as compared with the same period in 2020. Gross profit margin for the nine months ended September 30, 2021 of 29.4% decreased from 29.9% for the same period in 2020. The decrease in gross profit margin was primarily attributable to revenue recognized on lower margin original equipment orders, partially offset by a $5.8 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic that did not recur and decreased charges and increased savings under our realignment actions as compared to the same period in 2020.
SG&A for the three months ended September 30, 2021 increased by $2.0 million, or 4.2%, as compared with the same period in 2020. Currency effects provided an increase of less than one million. The increase in SG&A was primarily due to increased administrative and selling related expenses, partially offset by increased savings related to our realignment actions as compared to the same period in 2020.
SG&A for the nine months ended September 30, 2021 decreased by $7.8 million, or 5.0%, as compared with the same period in 2020. Currency effects provided an increase of approximately $3 million. The decrease in SG&A was primarily due to decreased charges and increased savings related to our realignment actions as compared to the same period in 2020.

Operating income for the three months ended September 30, 2021 decreased by $3.1 million, or 10.1%, as compared with the same period in 2020. The decrease included currency benefits of approximately $1 million. The decrease was primarily due to the $1.1 million decrease in gross profit and the $2.0 million increase in SG&A.
Operating income for the nine months ended September 30, 2021 increased by $15.5 million, or 20.9%, as compared with the same period in 2020. The increase included currency benefits of approximately $3 million. The increase was primarily due to the $7.3 million increase in gross profit and the $7.8 million decrease in SG&A.
Backlog of $636.9 million at September 30, 2021 increased by $13.8 million, or 2.2%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $13 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
Net cash flows provided (used) by operating activities	$151.1	$114.3
Net cash flows provided (used) by investing activities	(38.7)	(32.7)
Net cash flows provided (used) by financing activities	272.3	178.9

Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2021 was $1,457.3 million ($615.2 million after giving effect to the October 12, 2021 redemption of our 2022 Senior Notes and 2023 Senior Notes), as compared with $1,095.3 million at December 31, 2020.
Our cash balance increased by $362.0 million to $1,457.3 million at September 30, 2021, as compared with December 31, 2020. The cash activity during the first nine months of 2021 included the $498.3 million of proceeds related to the 2032 Senior Notes issuance, $300.0 million of proceeds related to the unsecured term loan facility draw and cash provided by operating activities, partially offset by the $407.5 million redemption of our 2022 Euro Senior Notes, $78.6 million in dividend payments, $34.0 million in capital expenditures and $17.5 million of share repurchases.
For the nine months ended September 30, 2021, our cash provided by operating activities was $151.1 million, as compared to $114.3 million for the same period in 2020. Cash flow provided from working capital increased for the nine months ended September 30, 2021, due primarily to decreased cash flows used or increased cash flows provided by inventories, contract assets and contract liabilities, partially offset by increased cash flows used or decreased cash flows provided by accounts payable as compared to the same period in 2020.
Decreases in accounts receivable provided $24.4 million of cash flow for the nine months ended September 30, 2021, as compared to $24.3 million for the same period in 2020. As of September 30, 2021, our days’ sales outstanding ("DSO") was 74 days as compared with 73 days as of September 30, 2020.
Decreases in contract assets provided $35.4 million of cash flow for the nine months ended September 30, 2021, as compared with cash flows used of $37.3 million for the same period in 2020.
Increases in inventory used $47.5 million and $52.0 million of cash flow for the nine months ended September 30, 2021 and September 30, 2020, respectively. Inventory turns were 3.5 times at September 30, 2021, as compared to 3.6 as of September 30, 2020.
Decreases in accounts payable used $58.6 million of cash flow for the nine months ended September 30, 2021, as compared with $21.8 million for the same period in 2020. Increases in accrued liabilities and income taxes payable provided $9.1 million of cash flow for the nine months ended September 30, 2021, as compared with $22.8 million for the same period in 2020.
Increases in contract liabilities provided $9.4 million of cash flow for the nine months ended September 30, 2021, as compared to cash flows used of $22.5 million for the same period in 2020.

Cash flows used by investing activities during the nine months ended September 30, 2021 were $38.7 million, as compared to $32.7 million for the same period in 2020. Capital expenditures during the nine months ended September 30, 2021 were $34.0 million, a decrease of $12.4 million as compared with the same period in 2020. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2021, we currently estimate capital expenditures to be approximately $65 million, before consideration of any acquisition activity. In addition, proceeds received during the nine months ended September 30, 2021 from disposal of assets provided $2.5 million. Proceeds received during the first nine months of 2020 included $13.8 million from the disposal of assets, primarily due to the 2019 sale of non-strategic manufacturing facilities that were included in Realignment Programs.
Cash flows provided by financing activities during the nine months ended September 30, 2021 were $272.3 million, as compared to $178.9 million for the same period in 2020. Cash inflows the nine months ended September 30, 2021 resulted primarily from the $498.3 million of proceeds related to the 2032 Senior Notes issuance, $300.0 million proceeds related to the unsecured term loan facility draw, partially offset by a $407.5 million payment on long-term debt resulting from the redemption of our 2022 Euro Senior Notes, $78.6 million of dividend payments and the repurchase of $17.5 million of common shares.
Our Amended and Restated Credit Agreement matures in September 13, 2026. Approximately 2.5% of our outstanding Term Loan Facility is due to mature in the remainder of 2021 and approximately 10.8% in 2022. As of September 30, 2021, we had an available capacity of $708.6 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the nine months ended September 30, 2021 we contributed $20.0 million to our U.S. pension plan, compared to no cash contributions for the same period in 2020. At December 31, 2020 our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of September 30, 2021, we have $96.1 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.

Financing
Credit Facilities
See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of September 30, 2021.

COVID-19 Liquidity Update
As of September 30, 2021, we had approximately $2.2 billion of liquidity, consisting of cash and cash equivalents of $1,457.3 million and $708.6 million of borrowings available under our Senior Credit Facility. During the quarter, we completed a public offering of our 2032 Senior Notes for $498.3 million in proceeds and approximately $300.0 million was drawn under the unsecured term loan facility. The combined proceeds of the notes offering and term loan facility, in addition to a portion of our excess cash balance, were intended to redeem in full at the make-whole redemption price of our 2022 Senior Notes and 2023 Senior Notes. After giving effect to the October 12, 2021, redemption of our 2022 Senior Notes and 2023 Senior Notes, we had approximately $1.3 billion of liquidity, consisting of cash and cash equivalents of $615.2 million and $708.6 million of borrowings available under our Senior Credit Facility. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. Additionally, we expect that the costs savings measures planned and already in place will enable us to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report. The critical policies, for which no significant changes have occurred in the nine months ended September 30, 2021, include:

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
LIBOR
On March 5, 2021, the UK Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”) issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for 1-Week and 2-Month USD LIBOR and after June 30, 2023 for other USD LIBOR reference rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, has proposed the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR is generally accepted as the LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. The Company’s Amended and Restated Credit Agreement includes a provision for the determination of a successor LIBOR rate when appropriate by reference to the then-prevailing market convention for determining an interest rate for syndicated loans in the United States, subject to a right of the lenders thereunder to reject the application of the determined rate by written notice. While we will work with our administrative agent to incorporate a successor reference rate, there can be no assurances as to what alternative reference rates may be and whether such rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into three swap agreements associated with our Euro investment in certain of our international subsidiaries. The swap agreements are designated as a net investment hedges and as of September 30, 2021, the notional value of the swaps agreements was €423.20 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. For further discussion related to these swap agreements refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report. We recognized net (losses) gains associated with foreign currency translation of $(15.6) million and $19.6 million for the three months ended September 30, 2021 and 2020, respectively, and $(12.5) million and $(57.5) million for the nine months ended September 30, 2021 and 2020, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of September 30, 2021, we had a U.S. dollar equivalent of $361.3 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $388.1 million at December 31, 2020. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(1.1) million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and $(14.8) million and $25.7 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2021, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2021 would have impacted our net earnings by approximately $14 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2020 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended September 30, 2021, our 2020 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Note 13 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended September 30, 2021, we had no repurchases of our common stock shares.  As of September 30, 2021, we have $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	1,051	(2)	$41.88	—	$96.1
August 1 -31	1,741	(3)	40.40	—	96.1
September 1 - 30	601	(2)	35.17	—	96.1
Total	3,393		$39.93	—
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
(3)Includes 56 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $38.87 and 1,685 shares purchased at a price of $40.45 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

4.1	Senior Indenture, dated September 11, 2012, by and between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 11, 2012).

4.2	First Supplemental Indenture, dated September 11, 2012, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 11, 2012).

4.3	Second Supplemental Indenture, dated November 1, 2013, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated November 1, 2013).

4.4	Third Supplemental Indenture, dated March 17, 2015, by and among Flowserve Corporation, certain of its subsidiaries and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated March 17, 2015).

4.5	Fourth Supplemental Indenture, dated September 21, 2020, between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 22, 2020).

4.6	Fifth Supplemental Indenture, dated September 23, 2021, by and between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 23, 2021).

10.1	Amended and Restated Credit Agreement, dated as of September 13, 2021, among Flowserve Corporation, Bank of America, N.A., as swing line lender, a letter of credit issuer and administrative agent, and the other lenders and sing line lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 13, 2021).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101)
_______________________
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	October 27, 2021	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2021	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)