Form 10-K
period 2021-12-31
FLOWSERVE CORP
filed 2022-02-23
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________ .
Commission file number 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York			31-0267900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5215 N. O'Connor Boulevard Suite 700,	Irving,	Texas	75039
(Address of principal executive offices)			(Zip Code)

	(972)	443-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1.25 Par Value	FLS	New York Stock Exchange
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,545,362,893. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 17, 2022 was 130,401,951.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2022 Annual Meeting of Shareholders scheduled to be held on May 12, 2022 is incorporated by reference into Part III hereof.

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

Strategies
Our overarching strategic objectives are to remain a leader in each of the market segments we serve and become the employer of choice in the flow control industry. Additionally, we seek to be recognized by our customers as the most trusted brand of flow control technology in terms of reliability and quality, which we believe will help maximize shareholder value.
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
Process & Technology
With the goal of improving our productivity and delivering a continuous stream of innovative solutions to our customers, we focus on select strategies relating to: (i) developing and maintaining an enterprise-first business approach across all operating units and functional organizations, (ii) simplifying our business processes and optimizing corporate structural costs, (iii) continually reducing our product cost and rationalizing our product portfolio and (iv) remaining a technical leader in the flow control industry.
Customers
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

History

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

BUSINESS SEGMENTS AND PRODUCTS

Our Primary Industries
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our total bookings in 2021, 2020 and 2019 were $3.8 billion, $3.4 billion and $4.2 billion, respectively. Our bookings mix by industry in 2021, 2020 and 2019 consisted of:

	2021	2020	2019
• oil and gas	35%	34%	41%
• general industries(1)	26%	26%	22%
• chemical(2)	24%	24%	22%
• power generation	12%	13%	11%
• water management	3%	3%	4%
(1)General industries include mining and ore processing, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the other industries we primarily serve as identified above.
(2)Chemical industry is comprised of chemical-based and pharmaceutical products.

Demand
Demand for most of our products depends on the level of new capital investment as well as planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for products that rely on oil and gas, chemicals, power generation and water resource management, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior, including changes in demand for certain products and processes as a result of evolving industry trends and needs. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process.

Sales Channels
Sales to EPC firms and original equipment manufacturers are typically for large project orders and critical applications, as are certain sales to distributors. Project orders are typically procured for customers either directly from us or indirectly through contractors for new construction projects or facility enhancement projects that are longer-cycle projects and can take up to two years.
In contrast to large project orders, the quick turnaround business, which we also refer to as "short-cycle," is defined as orders that are received from the customer (booked) and shipped generally within six months of receipt. These orders are typically for more standardized, general purpose products, parts or services, and are less cyclical than larger capital expenditures driven by project orders. Each of our two business segments generate certain levels of this type of short-cycle business.
In the sale of aftermarket products and services (collectively referred to as "aftermarket"), we benefit from a large installed base of our original equipment, which requires periodic maintenance, repair and replacement parts. We use our manufacturing platform and global network of QRCs to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to selectively expand our global QRC capabilities to improve our ability to capture an increasing portion of this important aftermarket business. Each of our two business segments generate certain levels of aftermarket products and services.
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 20 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.

Business Functions
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
BUSINESS SEGMENTS
We report a two operating segment structure, consisting of our Flowserve Pumps Division and our Flow Control Division. In addition to the business segment information presented below, Note 20 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2021, 2020 and 2019.
FLOWSERVE PUMP DIVISION
Our largest business segment is the Flowserve Pump Division ("FPD"), through which we design, manufacture, pre-test, distribute and service specialty and highly-engineered custom and pre-configured pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and upgrades and related aftermarket services. FPD products and services are primarily used by companies that operate in the oil and gas, petrochemical, chemical, power generation, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured in 35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia Pacific and six in Latin America, and we have 134 QRCs, including those co-located in manufacturing facilities and/or shared with our Flow Control Division ("FCD").
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

FPD Products
We manufacture more than 40 different active types of pumps, including American Petroleum Institute ("API") process pumps used in many downstream refining and petrochemical processing systems, and single case multistage axially split heavy duty pumps often used for high pressure hydrocarbon pipeline transmission. In addition, we manufacture double case diffuser style barrel pumps for medium duty applications in refining and petrochemical applications and submersible pump for deep well pumping in irrigation and municipal water supply service. We also manufacture approximately 185 different models of mechanical seals and sealing systems. Our pump products are sold under globally recognized brands in some cases dating back as far as 225 years ago, including Worthington, SIHI, Durco and Innomag.
FPD Services
We also provide engineered aftermarket services through our global network of 134 QRCs, some of which are co-located in manufacturing facilities, in 49 countries. Our FPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning services, seal systems spare parts, repairs, advanced diagnostics, re-rate and upgrade solutions and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of FPD’s service work is performed on a quick response basis and we offer 24-hour service in all of our major markets.
FPD New Product Development
Our investments in new product R&D continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (i.e., flow and power) and under more extreme conditions (i.e., erosive, corrosive and temperature) beyond the level of traditional technology. We continue to invest in our product platform and develop innovations to improve our competitive position in our key markets, including the global chemical industry and in the engineered equipment industry, specifically upstream, offshore and downstream applications for the oil and gas market. Continued engagement with our end users is exemplified through the completion of advancements that significantly improve energy efficiency, reduce total cost-of-ownership and enhance safety.
As the world continues to undergo energy transition in the coming years, significant investment towards renewable sources of energy and energy efficiency solutions will become increasingly more important. We continue to develop new product designs to support our customers through energy transition in our key end markets. We have launched and will continue to launch new initiatives to support renewable energy, energy efficiency, emissions reduction, decarbonization, and sustainability as the world continues to embrace energy transition into the future.
In addition, we continue to advance our capabilities and technology position in the rapidly developing segment known as the Industrial Internet of Things ("IIoT"). Over the past few years we have continued to both invest and partner in this space to build remote monitoring solutions, as well as advanced equipment diagnostics in order to provide remote asset management and related services capabilities for our end-user customers. Our IIoT solution, RedRaven, includes delivering intelligent “edge” devices, advanced networking infrastructure and secure communication and security protocols, secure data management, and remote monitoring and reporting for our customers. In addition, we have moved beyond exploring new additive manufacturing capabilities, such as 3D printing and fast casting methods, and are looking for ways to economically scale these techniques as another means of manufacturing our products to both reduce lead time and lower our production costs.
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
We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the oil and gas, petrochemical, chemical and power generation industries, our large installed base of products, our strong customer relationships, our high quality technology, our more than 225 years of experience in manufacturing and servicing pumping equipment, our reputation for providing quality engineering solutions and our ability to deliver engineered new seal product orders within 72 hours from the customer’s request.
FPD Backlog
FPD’s backlog of orders as of December 31, 2021 was $1,368.9 million, compared with $1,236.9 million as of December 31, 2020. We expect to recognize revenue on approximately 88% of December 31, 2021 backlog during 2022.
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
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 19 principal manufacturing facilities, five of which are located in the U.S., eight located in Europe, five located in Asia Pacific and one located in Latin America. We deliver our services through our global network of 26 QRCs worldwide, including five sites in Europe and Africa, nine in North America, three in the Middle East, seven in Asia Pacific and two in Latin America, including those co-located in manufacturing facilities.
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
Our “smart” valve and diagnostic technologies integrate sensors, microprocessor controls and software into high performance integrated control valves, digital positioners and switch boxes for automated on/off valve assemblies and electric actuators. These technologies permit real-time system analysis, system warnings and remote indication of asset health. These technologies have been developed in response to the growing demand for reduced maintenance, improved process control efficiency and digital communications at the plant level. We are committed to further enhancing the quality of our product portfolio by continuing to upgrade our existing offerings with cutting-edge technologies.

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
We manufacture approximately 30 different active types of products, including valves, actuators, positioners, and switches. Our products are sold under globally recognized brands in some cases dating back as far as 225 years, including Valtek, Argus, Worcester, Limitorque and Durco.

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
During the year, we have added the service of condition monitoring for our control valves, which is enabled by our proprietary IIoT solution RedRaven and digital positioners. Within any control valve system, the RedRaven solution acts as a condition monitoring system and provides critical operating information to the end users and therefore, helps to reduce downtime, improve productivity and increase visibility into their flow processes. Additionally, the solution is connected to our QRC network for fast and reliable repair or replacement of valves, actuators and other related valve equipment.
FCD New Product Development
Our R&D investment is focused on areas that will enhance end-user experience and advance our technological leadership by creating compelling value propositions for our customers, and lasting competitive advantage of our products and services in the market. In that respect, our investments have been focusing in four critical areas:
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
We expect to continue our R&D investments in the above areas.
In addition, like FPD, a number of FCD's product development efforts are tied to assisting our customers with energy transition. These efforts are geared toward (1) supporting our customers in their own decarbonization efforts with new valve offerings, including Flowtop and Mark linear control valves and Valbart ball valves, as well as (2) cost-effective deployment of alternative energy technologies, such as hydrogen and renewable power with innovations in our Valdisk rotary control valve, Edward gate and globe valves, and Valtek and Durco triple-offset butterfly valve product lines.
None of these newly developed valve products or services required the investment of a material amount of our assets or was otherwise material.
FCD Customers

Our customer mix spans several end markets, including the chemical, power generation, oil and gas, water management, pulp and paper, mining and other general industries. We are especially active in providing solutions for emerging applications that supports sustainability (such as concentrated solar power, hydrogen economy, carbon capture, desalination, etc.) or increases energy productivity (such as Liquefied Natural Gas ("LNG"), Ethylene cracking, Hydrocracking, etc.). Lastly, our expertise in flow control management makes us a reliable partner to assist our customers with energy transition – by either making their processes more efficient and sustainable, or by providing products and solutions for new technologies that enable energy transition.
Our product offerings include original equipment, aftermarket parts, and a portfolio of services and solutions. Contracts and transactions are conducted through a variety of channels depending on customer requirements, including direct end-users, EPC firms, distributors and other original equipment manufacturers.
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Emerson Electric Co., Cameron International Corp. (a Schlumberger company), Baker Hughes, Rotork plc, Neles, Samson and Crane Co.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2021 was $639.8 million, compared with $623.1 million as of December 31, 2020. We expect to recognize revenue on approximately 95% of December 31, 2021 backlog during 2022.

ADDITIONAL INFORMATION REGARDING BOTH REPORTING SEGMENTS
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

Raw Materials
The principal raw materials used in manufacturing our products include ferrous and non-ferrous metals in the form of bar stock, machined castings, fasteners, forgings and motors, as well as silicon, carbon faces, gaskets and fluoropolymer components. A substantial volume of our raw materials is purchased from outside sources, and we have been able to develop a robust supply chain. Since the onset of the COVID-19 pandemic, many of our suppliers have experienced varying lengths of production and shipping delays related to the pandemic, some of which continue to exist in highly affected countries. Additionally, the global supply chain and logistics constraints that are currently affecting global markets caused additional headwinds in the second half of 2021. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. We continually monitor the business conditions of our suppliers to manage competitive market conditions and to avoid potential supply disruptions wherever possible. We continue to expand global sourcing to capitalize on localization in emerging markets and low-cost sources of purchased goods balanced with efficient consolidated and compliant logistics.
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
As of December 31, 2021, we have approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in more than 50 countries. Of our global associates, there are approximately 3,200 in FPD, 3,400 in FCD and 4,400 supporting the aftermarket sales and services business across both divisions. The remaining 5,000 associates support core business functions including legal, human resources, information technology, finance, commercial operations and sales, global engineering operations and marketing and technology operations. Regionally, approximately 4,600 of our associates are in North America, approximately 1,600 of our associates are in Latin America, approximately 6,300 of our associates are in Europe, the Middle East and Africa, and approximately 3,500 of our associates are in Asia Pacific. Our workforce is made up of approximately 9,000 salaried employees and 7,000 hourly employees.
We are committed to achieving business success with integrity at the forefront. All associates and our Board of Directors are governed by our Code of Conduct as we continuously work together to improve our operations by fostering a work environment that supports employee health, safety, training, development, diversity, equity and inclusion. To create that environment, members of management work together to identify areas of opportunity and develop and implement various policies, procedures, and initiatives in these key areas. Members of management also provide quarterly (or more frequent, as needed) updates to our Board of Directors, who provide additional input and guidance to management on these key areas.
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

Training, Development and Ethics: Developing our people is an essential aspect of the Flowserve's strategy and we believe development is a continuous process. We offer developmental opportunities to help our associates build the skills needed to reach their short-term and long-term career goals, including but not limited to on-the-job training, online learning, rotational programs, professional memberships, language learning and leadership and management training. To help our associates see how their work contributes to overall Company objectives and successes, management uses a robust performance management system and provides regular feedback to develop talent and foster engagement.
In 2020, COVID-19 shifted our focus to equipping leaders to thrive in a virtual environment. In 2021, the focus was expanded to all levels of people leaders, and we will continue to broaden our leadership education for the future. Looking forward, we will engage over 2,000 people leaders in a development program focused on the foundational capabilities of leadership and highlight Flowserve's values and behaviors. Together, these leaders will advance their skills in collaborating across the enterprise, developing their teams and strengthening our culture of inclusion for all associates.
With respect to our Integrity and Compliance program, we provide our associates with training on the Flowserve Code of Conduct annually, through which they gain an understanding of the types of behaviors and decisions that represent our ethics and values. We also provide associates with compliance trainings on relevant topics such as trade, anti-corruption, anti-trust, investigations and data privacy.
Culture and Engagement: To further enhance our culture, we conduct biannual employee engagement surveys to solicit feedback and input directly from our associates. In 2020, more than 80% of our associates participated in our employee engagement survey. Based on the results of our surveys, the Company created action plans to help further improve our culture and has continued to execute such plans in 2021.
Flowserve also seeks to build a diverse and inclusive culture through our Diversity, Equity and Inclusion program. Flowserve participates in regular national and global observances by sharing educational content with employees that raises awareness of cultural celebrations and experiences. Through these observances, we believe we can inspire mutual understanding and greater empathy across our global workforce. As a multi-national organization, recognition and education of cultural observances is an important part of creating a greater understanding and appreciation for our associates' experiences and for the experiences of our global customer base.
In addition, in 2021 management received education and training on unconscious bias and leading with inclusivity. With these programs and educational opportunities, we hope to foster an employee culture that drives inclusion, combats bias and positively impacts our communities in and outside of Flowserve.
Another avenue to foster our culture is through our employee recognition program, the Spirit of Flowserve. This program supports our business strategy, our values and our vision to drive an innovative culture, customer-centric mindset, employee engagement and talent retention. In 2021, over 17,000 awards were given through the Spirit of Flowserve program for exceptional achievement and positive impact to the Company.
Environmental, Social and Governance Activities
We structure our approach to sustainability around environmental, social and governance (“ESG”) principles that incorporate our values and business priorities so that all of our associates can contribute to our ESG priorities. Our ESG program is centered on three key pillars – people, planet and operational excellence. People addresses our culture and how we support our associates and contribute to the communities where our associates live and work. Planet focuses on reducing our environmental footprint and creating and advancing technology and solutions that support energy transition. Operational excellence promotes strong leadership and governance that drives efficient business execution and innovation.
We publish an annual ESG Report that discusses our ESG-related goals, activities and accomplishments, which can be accessed through the “Investor Relations” section of our Internet web site, and which is not incorporated by reference into this Annual Report on Form 10-K.
Environmental Regulations and Proceedings
We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of waste, air emissions and wastewater discharges. We periodically make capital expenditures to enhance our compliance with environmental requirements, as well as to abate and control pollution. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities. However, we have incurred and continue to incur operating costs relating to ongoing environmental compliance matters. Based on existing and proposed environmental requirements and our anticipated production schedule, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $263.1 million in 2021, $264.6 million in 2020 and $300.9 million in 2019.
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
Also available on our Internet web site are our Corporate Governance Guidelines for our Board of Directors and Code of Ethics and Business Conduct, the charters of the Audit, Finance and Risk, Organization and Compensation and Corporate Governance and Nominating Committees of our Board of Directors, our annual ESG Report, and other important governance documents. All of the foregoing documents may be obtained through our Internet web site as noted above and are available in print without charge to shareholders who request them. Information contained on or available through our Internet web site is not incorporated into this Annual Report or any other document we file with, or furnish to, the SEC.

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
The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, tend to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels in a soft economic environment, which reduces demand for our products and services. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing, specifically the price of oil, have caused, and may in the future cause, our customers to be more conservative in their capital planning, reducing demand for our products and services. Reduced demand for our products and services from time to time results in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand has in the past and may continue in the future to also erode average selling prices in our industry. Any of these results could continue to adversely affect our business, financial condition, results of operations and cash flows.
The ongoing novel coronavirus ("COVID-19", "pandemic") pandemic, and the volatile regional and global economic conditions stemming from the pandemic, have precipitated or aggravated many of the factors described above, and we expect that these factors will continue to adversely impact our operations and financial performance as well as those of many of our customers and suppliers. For further discussion of the risks presented by the ongoing pandemic, see the discussion below under the heading “The outbreak and global spread of the novel coronavirus (COVID-19) are having an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of our customers and suppliers. We are unable to predict the full extent to which the COVID-19 pandemic will continue to adversely impact our operations, financial performance, results of operations, financial condition, cash flows and/or stock price.”
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
At December 31, 2021, our backlog was $2.0 billion. In 2022, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Our manufacturing plant operations, capacity and supply chain are subject to disruption as a result of equipment failure, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, terrorism, cyber-based attacks, conflicts or unrest, epidemics or pandemics (including the ongoing global COVID-19 pandemic), labor disputes, acts of God, or other reasons. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to successfully execute and realize the expected financial benefits from our transformation and strategic realignment and other cost-saving initiatives could adversely affect our business.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. Additionally, in the second quarter of 2020, we accelerated the integration of our transformation initiatives from our global transformation office into our business and identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs.
As of December 31, 2020, the Flowserve 2.0 Transformation efforts were substantially completed. While we experienced significant financial benefits from our Flowserve 2.0 Transformation in the past, we may not realize the same benefits as we move forward, or at all. Adverse effects from our execution of transformation and realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Moreover, because such expenses are difficult to predict and are necessarily inexact, we may incur substantial expenses in connection with the execution of our transformation and realignment plans in excess of what is currently anticipated. Further, transformation and realignment activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
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
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. Difficulties or delays in the research, development, production and/or marketing of new products and services negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring these products and services to market.
Our inability to obtain raw materials at favorable prices may adversely affect our operating margins and results of operations.
We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control, including more recently due to the pandemic. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have been volatile. While we strive to offset our increased costs through supply chain management, contractual provisions and our Continuous Improvement Process initiative, where gains are achieved in operational efficiencies, our operating margins and results of operations and cash flows may be adversely affected if we are unable to pass increases in the costs of our raw materials on to our customers or operational efficiencies are not achieved.
The outbreak and global spread of the novel coronavirus (COVID-19), or variants thereof, are continuing to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of our customers and suppliers. We are unable to predict the full extent to which the COVID-19 pandemic will continue to adversely impact our operations, financial performance, results of operations, financial condition, cash flows and/or stock price.
The COVID-19 pandemic has curtailed the movement of people, goods and services worldwide, including in most of the regions in which we conduct our operations. As part of intensifying efforts to contain the spread of COVID-19, a number of local, state and national governments have imposed various restrictions on the conduct of business and travel, such as stay-at-home orders and quarantines, that have led to a significant number of business slowdowns and closures. The COVID-19 pandemic has resulted in, and is expected to continue to result in, a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty and volatility in the financial and commodity markets, including global volatility in supply and demand for oil and gas.
The ongoing COVID-19 pandemic is continuing to adversely impact and is expected to continue to adversely impact, our operations and financial performance, and has had an adverse impact on the operations and financial performance of many of our customers and suppliers. These impacts have included, and may continue to include: adverse revenue and income effects; disruptions to our global operations; customer shutdowns; customer reductions in capital expenditures, particularly for large projects; disruptions and delays in our supply chain; raw materials and labor shortages; employee impacts from illness, shelter-in-place orders and other community response measures; modifications to business practices, such as mandatory work-from-home policies and restrictions on travel (including, in some cases, restrictions on travel to customer facilities); increased operational expenses and underutilized manufacturing capacity; and increased sanitation and hygiene practices in our facilities; and temporary closures of our facilities or the facilities of our customers and suppliers. For example, the global supply chain and logistics constraints that are currently affecting global markets adversely affected the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. These effects in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued into 2022 and we expect they will continue as the COVID-19 pandemic and ongoing global supply chain and logistics headwinds continue to affect global markets.
Because the impact of the COVID-19 pandemic and its consequences remain uncertain, changing and difficult to predict, the pandemic’s impact on our operations and financial performance remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance will continue to depend on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, workforce pressures and social distancing and shelter-in-place orders); the impact of the pandemic and actions taken in response on global and regional economies, travel and economic activity; general economic uncertainty in key global markets and financial market volatility; the effect of the pandemic on the credit-worthiness of our customers; further or sustained national or global supply chain challenges or disruption; facility closures; commodity cost volatility (including the time it takes for oil prices and demand to stabilize after the pandemic subsides); global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, as well as response to a potential reoccurrence.
Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also continue to precipitate or aggravate the other risk factors that we identify herein, which could adversely affect our operations, financial condition, results of operations and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present material risks to our operations.
Terrorist acts, conflicts, wars, natural or manmade disasters, epidemics or pandemics, acts of God and other such events around the world at times materially adversely affect our business, financial condition and results of operations and the market for our common stock.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to, among other things, terrorist acts, conflicts (including as a result of geopolitical uncertainty and/or conflicts in the countries and/or regions where we operate, including the United Kingdom, the European Union, the Ukraine, the Russian Federation, and the Trans-Pacific region), wars, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, cyber-based attacks, epidemics or pandemics (including the ongoing COVID-19 pandemic), labor disputes, and acts of God wherever located around the world. The potential for future such events, the national and international responses to such events or perceived threats to national security, and other actual or potential conflicts or wars, such as the Israeli-Hamas conflict and ongoing instability in Syria and Egypt, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Changes in general economic conditions or any of the foregoing events, or our inability to accurately forecast these changes or events or mitigate the impact of these conditions on our business, could materially adversely affect us.
Global climate change and our commitments to reduce our carbon emissions presents challenges to our business which could materially adversely affect us.
The effects of climate change create financial and operational risks to our business, both directly and indirectly. There is a general consensus that greenhouse gas (“GHG”) emissions are linked to global climate change, and that these emissions must be reduced dramatically to avert the worst effects of climate change. Increased public awareness and concern regarding global climate change will result in more regulations designed to reduce GHG emissions. As a result, and as discussed hereafter in our risk factor entitled “We are exposed to certain regulatory and financial risks related to climate change, which could adversely affect our financial condition, results of operations and cash flows,” we may be required to make increased capital expenditures to adapt our business and operations to meet new regulations and standards.
Over the years, we have made several public commitments regarding our intended reduction of carbon emissions including other short- and mid-term environmental sustainability goals. Although we intend to meet these goals and are committed to advancing more sustainable innovations in our industry, including through more sustainable and innovative flow control solutions and services, we may be required to expend significant resources to do so, which could significantly increase our operational costs. Further, there can be no assurance of the extent to which any of our ambitions will be achieved, or that any future investments we make in furtherance of achieving our sustainability goals will meet customer expectations and needs, investor expectations or any binding or non-binding legal standards regarding sustainability performance. In particular, our ability to meet those commitments depends in part on innovations and significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders.
If we are unable to meet these commitments, then, in addition to regulatory and legal risks related to compliance, we could incur adverse publicity and reaction from investors, customers or other stakeholders, which could adversely impact our reputation, which could in turn adversely impact our results of operations. While we have been and remain committed to being responsive to climate change and to reducing our carbon footprint, there can be no assurance that our commitments and current and future strategic plans to achieve those commitments will be successful, that the costs related to the foregoing energy transition may not be higher than expected, that the technological advancements and innovations we are relying upon will come to fruition in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our capital expenditures, operating margins and results of operations.
Our business may be adversely impacted by work stoppages and other labor matters.
As of December 31, 2021, we had approximately 16,000 employees, of which approximately 4,000 were located in the U.S. Approximately 5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, European Union, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, South Africa, Spain, and Sweden. No individual unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Our ability to successfully negotiate new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire could result in business disruptions or increased costs.
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
A significant data breach or disruption to our information technology infrastructure could materially adversely affect our business operations.
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
Developments in the applicable legal standards for the handling of personal data from time to time require changes to our business practices, penalties, increased cost of operations, or otherwise harm our business. To conduct our operations, we regularly move data across national borders and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the E.U. recently adopted the General Data Protection Regulation (the “GDPR”). The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks, including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Risks Related to International Operations
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
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily source certain of our manufacturing and engineering functions, raw materials and components from China, Eastern Europe, India and Latin America. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:
•instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe and Latin America, and political conditions in the Russian Federation, the Middle East, Asia, North Africa, Latin America, the Trans-Pacific region and other emerging markets;
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
•the imposition of governmental economic sanctions on countries in which we do business, including the Russian Federation and Venezuela;
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
For example, political unrest or work stoppages negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that are affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in the Russian Federation and Ukraine, the Middle East, Asia and North Africa could soften the level of capital investment and demand for our products and services. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, have precipitated or aggravated many of the factors described above, and we expect that these factors will continue to adversely impact our operations and financial performance as well as those of many of our customers and suppliers. For further discussion of the risks presented by the ongoing COVID-19 pandemic, see the discussion above under the heading “The outbreak and global spread of the novel coronavirus (COVID-19) are having an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of our customers and suppliers. We are unable to predict the full extent to which the COVID-19 pandemic will continue to adversely impact our operations, financial performance, results of operations, financial condition, cash flows and/or stock price.”

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
We might be adversely impacted by the Brexit withdrawal of the United Kingdom’s exit from the European Union.
We have operations in the United Kingdom (“U.K.”) and the European Union and face risks associated with changes in laws and regulations within the European Union, including in connection with the U.K. withdrawing from the European Union (“Brexit”). Following Brexit in 2020, a new trade arrangement was reached between the U.K. and the European Union that began on January 1, 2021. There remain unavoidable uncertainties related to the new relationship between the U. K and the European Union. For example, the U.K.'s withdrawal from the European Union may result in adverse effects on the tax, tax treaty currency, operational, legal and regulatory regimes to which our businesses in the region our subject.
Brexit could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, significantly disrupt trade between the United Kingdom and the European Union and other parties, and result in greater restrictions on imports and exports between the United Kingdom and other European Union countries, among other regulatory complexities. For example, we have experienced disruptions to our local supply chain and distribution, including those related to the recent transportation labor shortage in the U.K. In addition, inflationary cost pressures increased in our U.K. business in 2021, as we also experienced in other markets. These potential and unknown outcomes and uncertainties related to the U.K.’s separation from, and new trade agreements with, the European Union and resulting impact on the global economic climate could have a material adverse effect on our operations, financial condition, results of operations and cash flows.
Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business.
The U.S. has implemented certain tariffs on steel and aluminum imported into the country. In response, certain foreign governments have implemented or reportedly considered implementing additional tariffs on U.S. goods. In addition, there have been recent changes to trade agreements, like the U.S. withdrawal from the Trans-Pacific Partnership and the replacement of the North American Free Trade Agreement with the United States-Mexico-Canada Agreement. Under the Biden administration, U.S. policy with respect to tariffs and international trade agreements may be rolled back or modified in other ways. Uncertainties with respect to tariffs, trade agreements, or any potential trade wars negatively impact the global economic markets and could affect our customers’ ability to invest in capital expenditures, which may in turn result in reduced demand for our products and services, and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs could also result in changes in supply and demand of our raw material needs, affect our manufacturing capabilities and lead to increased prices that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.
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
In particular, there is uncertainty related to the Biden administration’s plans for new or existing treaty and trade relationships with other countries, including with respect to the January 2017 U.S. withdrawal from the Trans-Pacific Partnership, which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2021 (such as the ongoing global economic impact of the COVID-19 pandemic, as well as ongoing terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the U.S. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets. For further discussion of the impact of tariffs and trade agreements on our business, please see the discussion above under the heading "Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business."
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
Emissions of carbon dioxide and other greenhouse gases and their role in climate change are receiving ever increasing attention worldwide, which has led to significant legislative and regulatory efforts to limit GHG emissions. Existing or future legislation and regulations related to GHG emissions and climate change by the U.S. Congress, state and foreign legislatures and federal, state, local and foreign governmental agencies could adversely affect our business. Additionally, it is uncertain whether, when and in what form mandatory carbon dioxide emissions reduction programs may be adopted. Similarly, certain countries, including the U.S., have adopted the Paris Climate Agreement and these and other existing international initiatives or those under consideration affect our operations.
When our customers, particularly those involved in the oil and gas, power generation, petrochemical processing or petroleum refining industries, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency, could dampen demand for oil and gas production or power generation resulting in lower spending by customers for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. There is also increased focus, including by governmental and non-governmental organizations, environmental advocacy groups, investors and other stakeholders on these and other sustainability matters, and adverse publicity in the global marketplace about the levels of GHG emissions by companies in the manufacturing and energy industry could reduce customer demand for our products and services or harm our reputation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows, but such new or additional laws could adversely affect our business.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $201 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will more likely than not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

Under certain events of default, mandatory repayments on our outstanding indebtedness, which requires us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, such as dividend payments and share repurchases, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry. In addition, we may need new or additional financing in the future to expand our business or refinance our existing indebtedness. Our current senior credit facility matures on September 13, 2026 and our senior notes are due in 2030 and 2032. Additionally, we have drawn amounts under a term loan fund. For additional information regarding our current indebtedness refer to Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. Our inability to timely access capital on satisfactory terms, including as a result of market disruptions, could limit our ability to expand our business as desired and refinance our indebtedness.
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
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In recent years, the estimated fair value of our pump reporting unit has fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our pump reporting unit as of December 31, 2021, we will continue to monitor its performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
The failure to maintain effective internal controls could impact the accuracy and timely reporting of our business and financial results.
Our internal control over financial reporting has not always prevented or detected misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement, including material weaknesses in internal controls. We have devoted significant resources to remediate and improve our internal controls and to monitor the effectiveness of these remediated measures. There can be no assurance that these measures will ensure that we maintain at all times effective internal controls over our financial processes and reporting in the future. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any future failures to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or difficulties in their implementation, could harm our business and financial results and we could fail to meet our financial reporting obligations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our principal executive offices, including our global headquarters, are located at 5215 N. O'Connor Boulevard, Suite 700, Irving, Texas 75039. Our global headquarters is a leased facility, which we began to occupy on January 1, 2004. In December 2018, we extended our original lease term an additional 10 years to December 2030. We have the option to renew the current lease for two additional five-year periods. We currently occupy approximately 130,000 square feet at this facility.
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2021 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Aggregate Square Footage
FPD
U.S.	7	1,198,000
Non-U.S.	18	3,598,000
FCD
U.S.	5	1,109,000
Non-U.S.	13	2,046,000

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS" and our CUSIP number is number is 34354P105. On February 17, 2022, our records showed 920 shareholders of record. We have historically paid quarterly dividends based on a dividend date-of-record in the last month of each quarter with the dividend paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2021, we had no repurchases of our common stock shares as part of publicly announced plans. As of December 31, 2021, we have $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)(4)	Approximate Dollar Value That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	652	(1)	$36.54	—	$96.1
November 1 - 30	2,029	(2)	33.84	—	96.1
December 1 - 31	2,165	(1)	30.17	—	96.1
Total	4,846		$32.57	—
_______________________________________
(1)Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(2)Includes 15 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $33.25 and 2,014 shares purchased at a price of $33.85 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.
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

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2016, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
Dollars
2016
2017
2018
2019
2020
2021
Flowserve Corporation
S&P 500 Index
S&P 500 Industrial Machinery

	Base Period	December 31,
Company/Index	2016	2017	2018	2019	2020	2021
Flowserve Corporation	$100.00	$88.82	$81.53	$108.99	$82.97	$70.44
S&P 500 Index	100.00	121.82	116.47	153.15	181.31	233.30
S&P 500 Industrial Machinery	100.00	133.47	113.27	155.03	178.87	219.93

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” included in this Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of QRCs, we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. As of December 31, 2021, we have approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are intended to maximize operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 155 QRCs located around the globe, some of which are shared by our two business segments, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, we continuously improve our global operations. Despite recent headwinds caused by the COVID-19 pandemic as well as recent supply chain disruption and labor constraints, we continue to enhance our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
COVID-19 Update
Our cross-functional crisis management team established during the first quarter of 2020 has continued monitoring and making recommendations to management to help us continue operating as an essential business, while also protecting the health and safety of our associates. We expect that widespread implications of the pandemic worldwide will continue to cause substantial economic uncertainty and challenging operational conditions through 2022. We continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies.
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
Health and Safety of Our Associates
The health and safety of our associates, suppliers and customers around the world continues to be a priority as we navigate the COVID-19 pandemic, including recent spikes in cases of the virus and its variants in various geographies in which we operate. These recent spikes caused significant labor availability issues among our associates in the second half of 2021, which contributed to the COVID-19 operational challenges faced during the second half of 2021. We are incredibly proud of the great teamwork exhibited by our global workforce who have demonstrated strong resilience in adapting to continually evolving health and safety guidelines while addressing these challenging times and providing products and services to our customers.
At the beginning of the pandemic we implemented policies and practices to help protect our workforce so they can safely and effectively carry out their vital work, and we have continued to revise those policies and practices in light of guidance received from local and regional health authorities where appropriate. For employees working in our facilities, including our global headquarters in Irving, Texas, which began a phased reopening during the second quarter of 2021, we continue taking steps, consistent with guidelines from local and global health experts to protect our employees so that we can continue operations and manufacture critical technologies and equipment, including providing face coverings and other personal protective equipment, enhanced cleaning of sites and the implementation of social distancing protocols.
Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. All of our facilities are open and operational as we continue to make essential products and provide services for our customers. The measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic. Despite the increased challenges of labor availability in the second half of 2021, we continue to expect a decline of these adverse impacts as we navigate further through the pandemic in 2022.
Customer Demand
During the year the ongoing effects of the COVID-19 pandemic in global markets have continued to adversely impact our customers, particularly in the oil and gas markets. As a result of the pandemic’s effect (among certain other effects) on oil prices during 2020, many of our large customers reduced capital expenditures and budgets last year. To date, while spending for maintenance and repair projects and aftermarket services have returned close to pre-pandemic levels, project-based customer spending has yet to return to pre-pandemic levels despite some modest improvement during the year. In this regard, we saw an overall increase in bookings of 10.6% during 2021 as compared to the same period in 2020. Despite the modest improvement in customer spending, during the fourth quarter of the year we continued to experience customer-driven delays in the witnessing and inspection necessary to take delivery of equipment, which we expect will continue as long as we and our customers continue to experience the supply chain and logistics headwinds described below under the heading "Supply Chain Impact."
While many of the repair and maintenance projects that were paused by our customers last year as a result of the pandemic have gone forward in 2021 and others will ultimately need to be completed, the timing will largely depend on the duration of the COVID-19 pandemic and how the virus continues to spread in our customers’ various geographies, given the impact of the pandemic on demand, utilization and required maintenance. While we saw some recovery in capital expenditure budgets in 2021 and, therefore, our bookings during the year, capital spending did not approach pre-pandemic levels in 2021. We expect planned capital spending to increase in 2022 but remain below pre-pandemic levels.
Supply Chain Impact
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping delays related to the COVID-19 pandemic, some of which continue to exist in highly affected countries. Additionally, the global supply chain and logistics constraints that are currently affecting global markets caused additional headwinds in the second half of the year. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued and we expect they will continue as the COVID-19 pandemic and ongoing global supply chain and logistics headwinds continue.
Operational Impacts
We have also engaged in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “OUR RESULTS OF OPERATIONS") for the period ended December 31, 2021, reductions in capital expenditures and continued cuts in other discretionary spending due to our response to the effects of COVID-19, which partially offsets the continued costs and operational impacts of the safety protocols and procedures that we have implemented and sustained as described above under the heading "Health and Safety of Our Associates." We continue to evaluate additional cost savings measures in order to reduce the impact of the COVID-19 pandemic on our financial results.
We continually monitor and assess the spread of COVID-19 and known variants, including in areas that have seen recent increases in cases, and we will continue to adapt our operations to respond the changing conditions as needed. During the fourth quarter, we experienced increased difficulty in maintaining staffing and productivity levels due to both a higher infection rate among associates requiring quarantine and a tighter labor market for new hiring. As we continue to manage our business through this time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.
Our Markets
Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water management, and several other industries, such as mining, steel and paper, that are collectively referred to as "general industries."
Oil and Gas
The oil and gas industry, which represented approximately 35% and 34% of our bookings in 2021 and 2020, respectively, experienced a material decrease in capital spending in 2020 compared to the previous year. The decrease was primarily due to decreased project activity and short cycle investment resulting from the pandemic's negative impact on demand for refined products. Customers' repair and maintenance budgets improved in 2021 where bookings levels returned to roughly pre-pandemic levels, partially offsetting the decreased project activity and short cycle investment.
The outlook for the oil and gas industry is heavily dependent on the duration of the pandemic and its impact on fuel demand, demand growth from both mature markets and developing geographies as well as changes in the regulatory environment. While we believe that the pandemic will continue to negatively impact our customers' capital investment budgets, we expect 2022 capital investment to increase, but not to pre-pandemic levels. We further believe improved and stable oil prices provide support for increased demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive and see a stabilized environment with expected increased fuel demand on improved pandemic management, and as the industry works through current excess supply. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
Chemical
The chemical industry represented approximately 24% and 24% of our bookings in 2021 and 2020, respectively. The chemical industry is comprised of petrochemical, specialty chemical and pharmaceutical products. Capital spending in 2021 decreased primarily due to the pandemic's negative impact on demand for chemical products. Customers' repair and maintenance budgets improved in 2021 where bookings levels returned to roughly pre-pandemic levels.
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
Power Generation
The power generation industry represented approximately 12% and 13% of our bookings in 2021 and 2020, respectively. In 2021, the power generation industry continued to experience softness in thermal power generation capital spending in the mature and key developing markets.
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
Global efforts to limit the emissions of carbon dioxide may have some adverse effect on thermal power investment plans depending on the potential requirements imposed and the timing of compliance by country. However, many proposed methods of capturing and limiting carbon dioxide emissions offer business opportunities for our products and services. At the same time, we continue to take advantage of new investments in concentrated solar power generating capacity, where our pumps, valves, and seals are uniquely positioned for both molten salt applications as well as the traditional steam cycle.
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
Water Management
The water management industry represented approximately 3% and 3% of our bookings in 2021 and 2020, respectively. Water management industry activity levels increased in 2021 following the decrease in 2020 primarily due to the pandemic's negative impact on government budgets across the globe. Worldwide demand for fresh water, water treatment and re-use, desalination and flood control are expected to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. With improved management of the pandemic, we expect capital and aftermarket spending to rise in developed and emerging markets with governments and private industry providing funding for critical projects when their priorities shift away from pandemic-management.

The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.
General Industries
General industries represented, in the aggregate, approximately 26% and 26% of our bookings in 2021 and 2020, respectively. General industries comprise a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2021 and 2020. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industry activity levels increased in 2021 primarily due to customers' improved repair and maintenance budgets.
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

Outlook for 2022
As the world continues to make progress against COVID-19 largely through increased vaccinations, we have seen an inflection in our served end-markets as commodity prices and mobility levels increase. With our increased backlog and improved market environment we expect to return to growth in 2022, however the combined effects of the supply chain, logistics and labor availability headwinds are expected to continue into the first half of 2022. Further, we have not seen and do not expect to see an increase in cancellations from our backlog. We therefore expect to continue to deliver on our backlog during 2022, though with a slightly longer cycle time than originally expected.
Our bookings were $3.8 billion during 2021. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results. Assuming continued progress with the pandemic and other supply chain, logistics and labor availability headwinds, we further expect full-year bookings in 2022 to increase versus 2021 levels.
On December 31, 2021, we had $988.1 million of fixed-rate Senior Notes outstanding.  We expect our interest expense in 2022 will be lower compared with amounts incurred in 2021. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Senior Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2022. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2022, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $70 million and $80 million, before consideration of any acquisition activity.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $20 million, excluding direct benefits paid, in 2022 in order to maintain fully-funded status as defined by applicable law. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $2 million in 2022, excluding direct benefits paid.

OUR RESULTS OF OPERATIONS

The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year December 31, 2021 compared to fiscal year 2020. The discussion and analysis of changes in the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 that are not included in this Form 10-K may be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021. During the first quarter of 2021, as previously disclosed, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.1 million and accumulated other comprehensive loss by $15.6 million as of December 31, 2020. We have assessed the above described error and concluded the effects were not material to the period ended December 31, 2020. The December 31, 2020 balances, as presented herein, have been revised. Refer to Note 2 for a detailed discussion related to the impact of the revision to the December 31, 2020 balances.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
Realignment Activity
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation, a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform, which is further discussed in Note 17 to our consolidated financial statements included in this Quarterly Report. The Flowserve 2.0 Transformation expenses incurred primarily consists of professional services, project management and related travel costs recorded in SG&A expenses. As of December 31, 2020, the Flowserve 2.0 Transformation efforts were substantially complete and resulted in total program expense incurred of approximately $92 million of which approximately $23 million was incurred in 2020.
In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs. We anticipate a total investment in 2020 Realignment Program activities of approximately $95 million and the majority of the charges were incurred in 2020 and 2021. There are certain other realignment activities that are being evaluated, but have not yet been finalized and therefore not included in the total anticipated realignment investment above. Based on the actions initiated with the 2020 Realignment Program, we estimate that we have achieved run-rate cost savings of approximately $106 million as of December 31, 2021, with approximately $56 million of those savings in COS and approximately $50 million SG&A. Upon completion of the 2020 Realignment Program activities, we expect full year run-rate cost savings of approximately $125 million. Actual savings could vary from expected savings, which represent management’s best estimate to date.
The total charges incurred in 2021 and 2020 related to our 2020 Realignment Program and Flowserve 2.0 Transformation activities by segment are presented in the following tables:

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment Program Charges
COS	$14,249	$2,007	$16,256	$590	$16,846
SG&A	1,033	699	1,732	3,913	5,645
Total	$15,282	$2,706	$17,988	$4,503	$22,491

	December 31, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment and Transformation Program Charges
COS	$38,838	$8,407	$47,245	$52	$47,297
SG&A(1)	11,322	4,940	16,262	41,230	57,492
Total	$50,160	$13,347	$63,507	$41,282	$104,789
_________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

Bookings and Backlog

	2021	2020	2019
	(Amounts in millions)
Bookings	$3,774.4	$3,411.6	$4,238.3
Backlog (at period end)	2,003.6	1,854.9	2,157.0
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regard to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from reported bookings. Bookings cancelled from the prior fiscal periods are excluded from the reported bookings and represent less than 1% for all periods presented. Bookings of $3.8 billion in 2021 increased by $362.8 million, or 10.6%, as compared with 2020. The increase included currency benefits of approximately $64 million. The increase was driven by increased customer bookings in the oil and gas, chemical, general and water industries, partially offset by decreased bookings in the power generation industry. The increase in customer bookings was driven by both original equipment and aftermarket bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.0 billion at December 31, 2021 increased by $148.7 million, or 8.0%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $42 million (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 38% and 36% of the backlog at December 31, 2021 and 2020, respectively. We expect to recognize revenue on approximately 90% of December 31, 2021 backlog during 2022. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $430 million as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report.

Sales

	2021	2020	2019
	(Amounts in millions)
Sales	$3,541.1	$3,728.1	$3,939.7
Sales in 2021 decreased by $187.0 million, or 5.0%, as compared with 2020. The decrease included currency benefits of approximately $66 million. The decrease in sales was driven by original equipment, with decreased sales into North America, the Middle East, Africa and Europe, partially offset by increased sales into Asia Pacific and Latin America. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 49% of total sales for the same period in 2020.
Sales to international customers, including export sales from the U.S., were approximately 67% of total sales in 2021 and 65% in 2020. Sales into Europe, the Middle East and Africa ("EMA") were approximately 32% of total sales in 2021 and 33% in 2020. Sales into Asia Pacific were approximately 23% of total sales for 2021 and 22% in 2020. Sales into Latin America were approximately 7% of total sales in 2021 and 6% in 2020.

Gross Profit and Gross Profit Margin

	2021	2020	2019
	(Amounts in millions, except percentages)
Gross profit	$1,049.7	$1,116.8	$1,289.3
Gross profit margin	29.6%	30.0%	32.7%
Gross profit in 2021 decreased by $67.1 million, or 6.0%, as compared with 2020. Gross profit margin in 2021 of 29.6% decreased from 30.0% in 2020. The decrease was primarily due to revenue recognized on lower margin original equipment orders and lower customer sales volumes due to supply chain and logistical impacts related to COVID-19, partially offset by a $15.0 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur, a mix shift to higher margin aftermarket sales and decreased charges and increased savings related to our realignment actions as compared to the same period in 2020.

SG&A

	2021	2020	2019
	(Amounts in millions, except percentages)
SG&A	$797.1	$878.2	$913.2
SG&A as a percentage of sales	22.5%	23.6%	23.2%
SG&A in 2021 decreased by $81.1 million, or 9.2%, as compared with 2020. Currency effects yielded an increase of approximately $10 million. In 2021, SG&A as a percentage of sales decreased 110 basis points as compared with the same period in 2020. The decrease in SG&A, including currency, was due to decreased charges and increased savings related to our realignment actions, decreased travel-related expenses and lower bad debt expense, partially offset by increased broad-based annual incentive compensation as compared with the same period in 2020.

Net Earnings from Affiliates

	2021	2020	2019
	(Amounts in millions)
Net earnings from affiliates	$16.3	$11.8	$10.5
Net earnings from affiliates represents our net income from investments in six joint ventures (one located in each of Chile, China, India, Saudi Arabia, South Korea and the United Arab Emirates) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2021 increased by $4.5 million, or 38.1%, as compared to the prior year, primarily as a result of increased earnings of our FPD joint venture in South Korea.

Operating Income

	2021	2020	2019
	(Amounts in millions, except percentages)
Operating income	$270.8	$250.3	$386.6
Operating income as a percentage of sales	7.6%	6.7%	9.8%
Operating income in 2021 increased by $20.5 million, or 8.2%, as compared with 2020. The increase included currency benefits of approximately $8 million. The increase was primarily a result of the $81.1 million decrease in SG&A, partially offset by the $67.1 million decrease in gross profit.

Interest Expense and Interest Income

	2021	2020	2019
	(Amounts in millions)
Interest expense	$(57.6)	$(56.2)	$(55.0)
Interest income	2.8	4.2	8.4
Interest expense in 2021 increased by $1.4 million as compared with 2020. The increase was primarily attributable to interest expense associated with the senior notes issued in the third quarter of 2020. Interest income in 2021 decreased by $1.4 million as compared to 2020. The decrease in interest income was partially due to lower interest rates on our average cash balances compared with same period in 2020.

Loss on Extinguishment of Debt

	2021	2020	2019
	(Amounts in millions)
Loss on extinguishment of debt	$(46.2)	$(1.2)	$—
Loss on extinguishment of debt in 2021 of $46.2 million resulted from the redemption of our 2023 Senior Notes, 2022 Senior Notes and 2022 Euro Senior Notes and the write-off of deferred financing fees due to the amendment and restatement of the previous Senior Credit facility. See Note 13 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on these transactions.

Other Income (Expense), net

	2021	2020	2019
	(Amounts in millions)
Other income (expense), net	$(36.1)	$5.2	$(17.6)
Other income (expense), net decreased $41.3 million as compared to 2020, due to a $50.7 million increase in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $13.6 million increase in gains from foreign exchange contracts.  The net change was primarily due to the foreign currency exchange rate movements in the Canadian dollar, Emirati dirham, Euro and Japanese yen during the year ended December 31, 2021, as compared with the same period in 2020.

Income Tax and Tax Rate

	2021	2020	2019
	(Amounts in millions, except percentages)
Provision for (benefit from) income taxes	$(2.6)	$61.4	$75.5
Effective tax rate	(1.9)%	30.4%	23.4%

Our effective tax rate of (1.9)% for the year ended December 31, 2021 decreased from 30.4% in 2020 primarily due to the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of legal entity restructurings, favorable resolution of audits in foreign jurisdictions in 2021 and the establishment of a valuation allowance against certain deferred tax assets in 2020. The 2021 effective tax rate differed from the federal statutory rate of 21% primarily due to the net impact of foreign operations and the reversal of certain deferred tax liabilities as a result of legal entity restructurings.

The 2020 effective tax rate differed from the federal statutory rate of 21% primarily due to the establishment of a valuation allowance against certain deferred tax assets given the current and anticipated impact to the Company's operations resulting from the COVID-19 pandemic and the distressed oil prices.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2021, we have foreign tax credits of $86.4 million, expiring in 2026 and 2028-2031 tax years, against which we recorded a valuation allowance of $86.4 million. Additionally, we have recorded other net deferred tax assets of $44.0 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.

Net Earnings and Earnings Per Share

	2021	2020	2019
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$125.9	$130.4	$238.8
Net earnings per share — diluted	$0.96	$1.00	$1.81
Average diluted shares	130.9	131.1	131.7
Net earnings in 2021 decreased by $4.5 million to $125.9 million, or to $0.96 per diluted share, as compared with 2020. The decrease was primarily attributable to an increase in loss on extinguishment of debt of $45.0 million, a $41.3 million decrease in other income (expense), net and a $2.8 million decrease in interest income (expense), net, partially offset by an increase in operating income of $20.5 million and a $64.0 million decrease in tax expense.

Other Comprehensive Income (Loss)

	2021	2020	2019
	(Amounts in millions)
Other comprehensive income (loss)	$44.7	$(24.6)	$(9.8)

Other comprehensive income (loss) in 2021 increased by $69.3 million from a loss of $24.6 million in 2020. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Colombian peso and Mexican peso versus the U.S. dollar at December 31, 2021 as compared with 2020.

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
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pre-test, distribute and service specialty and highly-engineered custom and pre-configured pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). FPD includes longer lead time, highly-engineered pump products and mechanical seals that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the oil and gas, petrochemical, chemical, power generation, water management and general industries. FPD operates in 49 countries with

35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia Pacific and six in Latin America, and we have 134 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	FPD
	2021	2020	2019
	(Amounts in millions, except percentages)
Bookings	$2,675.7	$2,358.4	$3,007.9
Sales	2,470.8	2,675.7	2,706.3
Gross profit	760.4	811.4	899.3
Gross profit margin	30.8%	30.3%	33.2%
SG&A	535.6	552.2	566.3
Gain on sale of business	1.8	—	—
Segment operating income	243.2	271.0	343.5
Segment operating income as a percentage of sales	9.8%	10.1%	12.7%
Backlog (at period end)	1,368.9	1,236.9	1,560.9
Bookings in 2021 increased by $317.3 million, or 13.5%, as compared with 2020. The increase included currency benefits of approximately $44 million. The increase in customer bookings was driven by increased orders in the oil and gas, chemical, general and water industries, partially offset by decreased bookings in the power generation industry. Increased customer bookings of $172.8 million into North America, $91.5 million into the Middle East, $43.9 million into Europe, $26.5 million into Africa and $44.2 million into Latin America, were partially offset by decreased customer bookings of $64.9 million into Asia Pacific. The increase in customer bookings was more heavily weighted towards aftermarket bookings. Of the $2.7 billion of bookings in 2021, approximately 39% were from oil and gas, 25% from general industries, 21% from chemical, 10% from power generation and 5% from water management.
Sales in 2021 decreased $204.9 million, or 7.7%, as compared with 2020. The decrease included currency benefits of approximately $44 million. The decrease was driven primarily by customer original equipment, resulting from decreased customer sales of $86.3 million into North America, $29.0 million into the Middle East, $56.4 million into Asia Pacific, $20.1 million into Africa and $39.0 million into Europe, partially offset by increased sales of $19.3 million into Latin America.
Gross profit in 2021 decreased by $51.0 million, or 6.3%, as compared with 2020. Gross profit margin in 2021 of 30.8% increased from 30.3% in 2020. The increase in gross profit margin was primarily attributable to decreased charges and increased savings under our realignment actions as compared to the same period in 2020, a $9.2 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur and a mix shift to higher margin aftermarket sales, partially offset by revenue recognized on lower margin original equipment orders and lower customer sales volumes due to supply chain and logistical impacts related to COVID-19.
SG&A in 2021 decreased by $16.6 million, or 3.0%, as compared with 2020. Currency effects provided an increase of approximately $8 million. The decrease in SG&A, including currency, was due to favorable impacts on SG&A due to a decrease in travel, administrative and selling-related expenses, lower bad debt expense and decreased charges and increased savings under our realignment actions, partially offset by increased broad-based annual incentive compensation as compared to the same period in 2020.
Operating income in 2021 decreased by $27.8 million, or 10.3%, as compared with 2020. The decrease included currency benefits of approximately $6 million. The decrease was due to the $51.0 million decrease in gross profit, partially offset by the $16.6 million decrease in SG&A.
Backlog of $1.4 billion at December 31, 2021 increased by $132.0 million, or 10.7%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $29 million.

Flow Control Division Segment Results
FCD designs, manufactures, distributes and services a broad portfolio of engineered and industrial valve and automation solutions, including isolation and control valves, actuation, controls and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineering and project management services to complement its expansive product portfolio. FCD has a total of 45 manufacturing facilities and QRCs in 22 countries around the world, with five of its 19 manufacturing operations located in the U.S., eight located in Europe, five located in Asia Pacific and one located in Latin America. We believe that FCD is the second largest industrial valve supplier in the world.

	FCD
	2021	2020	2019
	(Amounts in millions, except percentages)
Bookings	$1,112.8	$1,065.8	$1,240.9
Sales	1,075.9	1,057.5	1,238.9
Gross profit	316.7	321.9	405.5
Gross profit margin	29.4%	30.4%	32.7%
SG&A	197.4	196.3	213.6
Segment operating income	119.7	125.6	191.9
Segment operating income as a percentage of sales	11.1%	11.9%	15.5%
Backlog (at period end)	639.8	623.1	600.0
Bookings in 2021 increased $47.0 million, or 4.4%, as compared with 2020. The increase included currency benefits of approximately $20 million. The increase in customer bookings was driven by higher bookings in general, chemical and power generation industries, partially offset by lower bookings in the oil and gas industry. Increased customer bookings of $82.1 million into North America and $8.0 million into Europe, were partially offset by decreased bookings of $28.5 million into Asia Pacific, $6.7 million into the Middle East, $6.6 million into Latin America and $0.3 million into Africa. The increase was driven by original equipment bookings. Of the $1.1 billion of bookings in 2021, approximately 33% were from chemical, 26% were from oil and gas, 26% from general industries and 15% from power generation.
Sales in 2021 increased by $18.4 million, or 1.7%, as compared with 2020. The increase included currency benefits of approximately $22 million and was driven by increased customer aftermarket sales. Sales increased $65.8 million into Asia Pacific, $2.3 million into the Middle East and $4.2 million into Latin America, partially offset by decreased customer sales of $37.1 million into North America, $5.9 million into Europe and $5.3 million into Africa.
Gross profit in 2021 decreased by $5.2 million, or 1.6%, as compared with 2020. Gross profit margin in 2021 of 29.4% decreased from 30.4% in 2020. The decrease in gross profit margin was primarily attributable to revenue recognized on lower margin original equipment orders, inflationary cost pressure and lower sales volume due to supply chain and logistical impacts related to COVID-19, partially offset by a mix shift to higher margin aftermarket sales, a $5.8 million charge of underutilized capacity manufacturing costs expensed related to the COVID-19 pandemic in 2020 that did not recur and decreased charges and increased savings under our realignment actions as compared to the same period in 2020.
SG&A in 2021 increased by $1.1 million, or 0.6% as compared with 2020. Currency effects provided an increase of approximately $3 million. The increase in SG&A was primarily due to increased selling-related costs, partially offset by decreased charges and increased savings related to our realignment actions as compared to the same period in 2020.
Operating income in 2021 decreased by $5.9 million, or 4.7%, as compared with 2020. The decrease included currency benefits of approximately $3 million. The decrease was primarily due to the $5.2 million decrease in gross profit and the increase in SG&A of $1.1 million.
Backlog of $639.8 million at December 31, 2021 increased by $16.7 million, or 2.7%, as compared with December 31, 2020. Currency effects provided a decrease of approximately $13 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2021	2020	2019
	(Amounts in millions)
Net cash flows provided (used) by operating activities	$250.1	$310.5	$324.1
Net cash flows provided (used) by investing activities	(59.5)	(41.7)	(33.4)
Net cash flows provided (used) by financing activities	(599.7)	147.6	(231.5)
The following is a discussion and analysis of the Company’s liquidity and capital resources for the years ended December 31, 2021 and 2020. A discussion of changes in the Company’s liquidity and capital resources for the year ended December 31, 2020 and 2019 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021.
Existing cash, cash generated by operations and borrowings available under our senior credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2021 was $658.5 million, compared with $1,095.3 million at December 31, 2020.
At December 31, 2021 our cash provided by operating activities was $250.1 million compared to $310.5 million in 2020, which provided cash to support short-term working capital needs. Cash flow provided by working capital increased in 2021 due primarily to cash provided by lower contract assets, net of $74.3 million and higher contract liabilities of $14.2 million, partially offset by cash used by higher inventory, net of $32.1 million, lower accounts payable of $19.5 million and higher accounts receivable, net of $8.7 million.
Increases in accounts receivable used $8.7 million of cash flow in 2021, compared to cash flow provided of $45.6 million in 2020. For the fourth quarter of 2021 our days' sales outstanding ("DSO") was 72 days as compared to 69 days in 2020. We have not experienced a significant increase in customer payment defaults in 2021.
Increases in inventory used $32.1 million of cash flow in 2021 as compared with cash used of $15.3 million in 2020. The cash used from inventory in 2021 was due to an increase in work in process. Inventory turns were 3.8 times at December 31, 2021, as compared with 4.1 times for 2020. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Decreases in contract assets provided $74.3 million of cash flow and increases in contact liabilities provided $14.2 million of cash flow in 2021.
Decreases in accounts payable used $19.5 million of cash flow in 2021 compared with cash used of $22.6 million  in 2020. Decreases in accrued liabilities and income taxes payable used $13.9 million of cash flow in 2021 compared to cash flow provided of $50.2 million in 2020.
Cash used by investing activities were $59.5 million in 2021, as compared to $41.7 million in 2020. The increase of cash used in 2021 was primarily due to lower cash proceeds provided from the disposal of assets during the year of $13.0 million and net affiliate investment activity of $7.2 million. Capital expenditures were $54.9 million in 2021, as compared to $57.4 million in 2020. In 2022, we currently estimate capital expenditures to be between $70 million and $80 million, before consideration of any acquisition activity.
Cash used by financing activities were $599.7 million in 2021 compared to cash flow used of $147.6 million in 2020. Cash outflows during 2021 resulted primarily from the $1,243.5 million in payments on senior notes resulting from the redemption of our 2022 Euro Senior Notes, 2023 Senior Notes and 2022 Senior Notes in 2021, $104.6 million of dividend payments and the repurchase of $17.5 million of our common stock, partially offset by $498.3 million in net proceeds from the issuance of the senior notes due January 15, 2032 ("2032 Senior Notes") and $300.0 million of proceeds related to the unsecured term loan facility draw.

In 2021 we repurchased 440,000 shares of our outstanding common stock for $17.5 million. As of December 31, 2021, we had $96.1 million of remaining capacity under our share repurchase plan previously approved by the Board of Directors.
Our material cash requirements for the next 12 months, include our estimated 2022 capital expenditures described above, our contractual obligations summarized below under the subheading "--Contractual Obligations", and a one-time tax payment of approximately $29 million associated with accrued withholding taxes related to foreign undistributed earnings. In the aggregate, our cash needs in 2022 are expected to be lower than those of 2021 due to anticipated benefits from working capital reductions and lower long-term debt repayments from financing activities. We believe cash flows from operating activities, combined with availability under our senior credit facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a continued decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Financing
On September 13, 2021 ("Closing Date"), we amended and restated our credit agreement ("Amended and Restated Credit Agreement") under our Senior Credit Facility ("Credit Facility") with Bank of America, N.A. ("Administrative Agent") and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility, which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans ii) provides for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. Most other terms and conditions under the previous Credit Facility remained unchanged.
On the Closing Date, approximately $300.0 million was drawn under the unsecured Term Loan to fund, in part, the previously announced redemption of the Company’s 2022 Senior Notes and 2023 Senior Notes.
The interest rates per annum applicable to the Revolving Credit Facility are unchanged under the Amended and Restated Credit Agreement. The interest rates per annum applicable to the Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2021, the interest rate on the Revolving Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2021.
Under the terms and conditions of the Amended and Restated Credit Agreement, interest rates per annum applicable to the Term Loan are stated as LIBOR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
A discussion of our debt and related covenants is included in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. We were in compliance with the covenants as of December 31, 2021.
Liquidity Analysis

Our cash balance decreased by $436.8 million to $658.5 million as of December 31, 2021 as compared with December 31, 2020. The cash decrease included $1,243.5 million in payments on senior notes, $104.6 million in dividend payments, $54.9 million in capital expenditures and the repurchase of $17.5 million of our common stock, partially offset by $250.1 million in operating cash inflows and $498.3 million in net proceeds from the issuance of the 2032 Senior Notes.
During 2021 we contributed $20.0 million to our U.S. pension plan, compared to no contributions in 2020. At December 31, 2021 and 2020, as a result of the values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. As of December 31, 2021 direct benefits paid by the U.S. pension plan were $3.9 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
As of December 31, 2021, we had approximately $1,273 million of liquidity, consisting of cash and cash equivalents of $658 million and $614 million of borrowings available under our Senior Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. Additionally, we expect that the costs savings measures planned and already in place will enable us to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 variants and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2022.

Contractual Obligations
The following table presents a summary of our contractual obligations at December 31, 2021:

	Payments Due By Period
(Amounts in millions)	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
Senior Notes and Term Loan Facility	$32.5	$99.5	$159.9	$988.1	$1,280.0
Fixed interest payments(1)	36.7	76.1	69.4	136.3	318.5
Other debt	8.6	14.3	—	—	22.9
Leases:
Operating	39.6	88.2	19.7	87.4	234.9
Finance	5.3	7.9	0.7	4.6	18.5
Purchase obligations:(2)
Inventory	543.1	11.7	0.4	1.8	557.0
Non-inventory	60.4	0.4	0.3	0.2	61.3
Pension and postretirement benefits(3)	58.7	118.1	120.1	294.8	591.7
Total	$784.9	$416.2	$370.5	$1,513.2	$3,084.8
_______________________________________
(1)Fixed interest payments represent interest payments on the Senior Notes and Term Loan Facility as defined in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report.
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
As of December 31, 2021, the gross liability for uncertain tax positions was $49.9 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.

The following table presents a summary of our commercial commitments at December 31, 2021:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$287.8	$155.2	$23.9	$26.9	$493.8
Surety bonds	53.2	10.7	—	—	63.9
Total	$341.0	$165.9	$23.9	$26.9	$557.7

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 64% of total defined benefit pension plan assets and approximately 52% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2021. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 14 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain an acceptable level of risk. At December 31, 2021, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans decreased to $764.2 million from $765.0 million at December 31, 2020. Assets were allocated as follows:

	U.S. Plan
Asset category	2021	2020
Cash and Cash Equivalents	1%	1%
Global Equity	26%	30%
Global Real Assets	16%	13%
Equity securities	42%	43%
Diversified Credit	15%	14%
Liability-Driven Investment	42%	42%
Fixed income	57%	56%

	Non-U.S. Plans
Asset category	2021	2020
Cash and Cash Equivalents	—%	1%
North American Companies	1%	1%
Global Equity	1%	1%
Equity securities	2%	2%
U.K. Government Gilt Index	42%	39%
Liability-Driven Investment	9%	12%
Fixed income	51%	51%
Multi-asset	20%	20%
Buy-in Contract	20%	20%
Other	7%	6%
Other types	47%	46%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $892.6 million and $957.4 million as of December 31, 2021 and 2020, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $17.0 million and $18.6 million as of December 31, 2021 and 2020, respectively.
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
In 2021, the service cost component of the pension expense for our defined benefit pension plans included in operating income was $32.5 million compared to $32.9 million in 2020. The non-service cost portion of net pension expense (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for our defined benefit pension plans included in other income (expense), net was $(0.2) million in 2021, compared to $4.0 million in 2020.

The following are assumptions related to our defined benefit pension plans as of December 31, 2021:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	3.00%	1.71%
Rate of increase in compensation levels	3.50	3.18
Weighted average assumptions used to determine 2021 net pension expense:
Long-term rate of return on assets	6.00%	2.37%
Discount rate	2.62	1.23
Rate of increase in compensation levels	3.50	3.11
Weighted-average interest crediting rates	3.79%	1.41%
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.9)	$2.0
Effect on Benefit Obligation	(18.8)	20.4
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.8)	1.1
Effect on Benefit Obligation	(31.0)	34.9
U.S. Postretirement medical plans:
Effect on Benefit Obligation	(0.5)	0.5
Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.1)	$2.1
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.3)	1.3
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees or over the remaining expected lifetime for plans with only inactive participants.
At December 31, 2021, as compared with December 31, 2020, we increased our discount rate for the U.S. plan from 2.62% to 3.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had higher yields due to current market conditions. The average discount rate for the non-U.S. plans increased from 1.23% to 1.71% based on analysis of bonds and other publicly-traded instruments, by country, which had higher yields due to market conditions. The average assumed rate of compensation decreased to 3.50% for the U.S. plan and increased to 3.18% from 3.11% for our non-U.S. plans. To determine the 2021 pension expense, the expected rate of return on U.S. plan and non-US plan assets remained constant at 6.00% and 2.37%, respectively, based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $4.1 million lower in 2022 than the $32.3 million in 2021, primarily due to a decrease in the amortization of net loss with no anticipated special events. We have used discount rates of 3.00%, 1.71% and 2.83% at December 31, 2021, in calculating our estimated 2022 net pension expense for the U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.0% for 2021 and 7.0% for 2020 with a gradual decrease to 5.0% for 2029 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. In 2021, we contributed $35.8 million, to our defined benefit plans, compared to $15.9 million in 2020. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2022 will be approximately $20 million, excluding direct benefits paid. We expect to contribute approximately $2 million to our non-U.S. pension plans in 2022, excluding direct benefits paid.
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
While we believe we have adequately provided for any reasonably foreseeable outcomes related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. For a discussion related to deferred taxes, tax valuation allowances and tax reserves refer to Note 19 included in Item 8 of this Annual Report.
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
In connection with our ongoing review of asbestos-related claims, we have also reviewed the amount of potential insurance coverage for such claims, taking into account the remaining limits of such coverage, the number and amount of claims on our insurance from co-insured parties, ongoing litigation against the Company’s insurers, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements and coverage available from solvent insurers not party to the coverage litigation. Continuously, we review ongoing insurance coverage available for a significant amount of the potential future asbestos-related claims and in the future could secure additional insurance coverage as deemed necessary. For a discussion pertaining to asbestos claims refer to Note 16 included in Item 8 of this Annual Report.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
The initial recording of goodwill and intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. We test the value of goodwill, indefinite-lived intangible assets and long-lived assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. We did not record a material impairment for goodwill, indefinite-lived intangible assets or long-lived assets in 2021 or 2020.
Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial condition and results of operations. For a discussion pertaining to goodwill, indefinite-lived intangible assets and long-lived assets refer to Note 1 included in Item 8 of this Annual Report.

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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. On September 22, 2020, as a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into a swap associated with our Euro investment in certain of our international subsidiaries and was designated as a net investment hedge. As of December 31, 2021, the notional value of the swap was €423.2 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $0.5 million, $(15.2) million and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in other comprehensive income (loss). The net gain in 2021 was primarily driven by the weakening of the Euro, Colombian peso and Mexican peso versus the U.S. dollar at December 31, 2021 as compared with December 31, 2020.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2021, we had a U.S. dollar equivalent of $425.2 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $388.1 million at December 31, 2020. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(27.4) million, $9.6 million and $(14.5) million for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2021, a 10% change in the foreign currency exchange rates for the year ended December 31, 2021 would have impacted our net earnings by approximately $10 million. At December 31, 2020, a 10% change in the foreign currency exchange rates for the year ended December 31, 2020 would have impacted our net earnings by approximately $16 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Flowserve Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Test – Pump Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,196.5 million as of December 31, 2021, and the goodwill associated with the pump reporting unit was approximately $467 million. The value of goodwill is tested for impairment as of December 31 each year or whenever events or circumstances indicate goodwill may be impaired. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. Fair value is estimated using a discounted cash flow analysis, which requires management to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the pump reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the pump reporting unit. These procedures also included, among others (i) testing management’s process for estimating the fair value of the pump reporting unit, (ii) evaluating the appropriateness of the discounted cash flow analysis, (iii) testing the completeness and accuracy of underlying data used in the analysis, and (iv) evaluating the significant assumption used by management related to the discount rate. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and assumption related to the discount rate.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 23, 2022

We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$658,452	$1,095,274
Accounts receivable, net	739,210	753,462
Contract assets, net	195,598	277,734
Inventories, net	678,287	667,228
Prepaid expenses and other	117,130	110,635
Total current assets	2,388,677	2,904,333
Property, plant and equipment, net	515,927	556,873
Operating lease right-of-use assets, net	193,863	208,125
Goodwill	1,196,479	1,224,886
Deferred taxes	44,049	30,538
Other intangible assets, net	152,463	168,496
Other assets, net	258,310	221,426
Total assets	$4,749,768	$5,314,677
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$410,062	$440,199
Accrued liabilities	445,092	463,222
Contract liabilities	202,965	194,227
Debt due within one year	41,058	8,995
Operating lease liabilities	32,628	34,990
Total current liabilities	1,131,805	1,141,633
Long-term debt due after one year	1,261,770	1,717,911
Operating lease liabilities	166,786	176,246
Retirement obligations and other liabilities	352,062	517,566
Commitments and contingencies (See Note 16)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	506,386	502,227
Retained earnings	3,691,023	3,670,543
Treasury shares, at cost — 46,794 and 46,768 shares, respectively	(2,057,706)	(2,059,309)
Deferred compensation obligation	7,214	6,164
Accumulated other comprehensive loss	(563,589)	(609,625)
Total Flowserve Corporation shareholders’ equity	1,804,319	1,730,991
Noncontrolling interests	33,026	30,330
Total equity	1,837,345	1,761,321
Total liabilities and equity	$4,749,768	$5,314,677

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands, except per share data)
Sales	$3,541,060	$3,728,134	$3,939,697
Cost of sales	(2,491,335)	(2,611,365)	(2,650,354)
Gross profit	1,049,725	1,116,769	1,289,343
Selling, general and administrative expense	(797,076)	(878,245)	(913,203)
Gain on sale of business	1,806	—	—
Net earnings from affiliates	16,304	11,753	10,483
Operating income	270,759	250,277	386,623
Interest expense	(57,617)	(56,185)	(54,980)
Loss on extinguishment of debt	(46,176)	(1,201)	—
Interest income	2,764	4,175	8,409
Other income (expense), net	(36,142)	5,226	(17,619)
Earnings before income taxes	133,588	202,292	322,433
(Provision for) benefit from income taxes	2,594	(61,417)	(75,493)
Net earnings, including noncontrolling interests	136,182	140,875	246,940
Less: Net earnings attributable to noncontrolling interests	(10,233)	(10,455)	(8,112)
Net earnings attributable to Flowserve Corporation	$125,949	$130,420	$238,828
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.97	$1.00	$1.82
Diluted	0.96	1.00	1.81

Weighted average shares – basic	130,305	130,395	131,034
Weighted average shares – diluted	130,857	131,050	131,719

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$136,182	$140,875	$246,940
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes of $(875), $11,104 and $(740) in 2021, 2020 and 2019, respectively	524	(15,185)	6,561
Pension and other postretirement effects, net of deferred taxes of $(7,474), $(311)and $(598) in 2021, 2020 and 2019, respectively	45,058	(9,562)	(16,514)
Cash flow hedging activity, net	(848)	183	187
Other comprehensive income (loss)	44,734	(24,564)	(9,766)
Comprehensive income (loss), including noncontrolling interests	180,916	116,311	237,174
Comprehensive (income) loss attributable to noncontrolling interests	(8,930)	(11,225)	(8,691)
Comprehensive income attributable to Flowserve Corporation	$171,986	$105,086	$228,483

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2019	176,793	$220,991	$494,551	$3,514,229	(46,237)	$(2,049,404)	$7,117	$(573,947)	$18,466	$1,632,003
Stock activity under stock plans	—	—	(17,388)	—	300	12,821	1,217	—	—	(3,350)
Stock-based compensation	—	—	23,882	—	—	—	—	—	—	23,882
Net earnings	—	—	—	238,828	—	—	—	—	8,112	246,940
Cash dividends declared	—	—	—	(100,813)	—	—	—	—	—	(100,813)
Repurchases of common shares	—	—	—	—	(325)	(15,000)	—	—	—	(15,000)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(10,345)	579	(9,766)
Other, net	—	—	—	—	—	—	—	—	(1,555)	(1,555)
Balance — December 31, 2019	176,793	$220,991	$501,045	$3,652,244	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,772,341
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(26,070)	—	551	24,386	(2,170)	—	—	(3,854)
Stock-based compensation	—	—	27,252	—	—	—	—	—	—	27,252
Net earnings	—	—	—	130,420	—	—	—	—	10,455	140,875
Cash dividends declared	—	—	—	(104,830)	—	—	—	—	—	(104,830)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(25,333)	769	(24,564)
Other, net	—	—	—	—	—	—	—	—	(6,496)	(6,496)
Balance — December 31, 2020	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(25,320)	—	414	19,134	1,050	—	—	(5,136)
Stock-based compensation	—	—	29,479	—				—	—	29,479
Net earnings	—	—	—	125,949	—	—	—	—	10,233	136,182
Cash dividends declared	—	—	—	(105,469)	—	—	—	—	—	(105,469)
Repurchases of common shares	—	—	—	—	(440)	(17,531)	—	—	—	(17,531)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	46,036	(1,302)	44,734
Other, net	—	—	—	—	—	—	—	—	(6,235)	(6,235)
Balance — December 31, 2021	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$136,182	$140,875	$246,940
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	85,175	86,175	92,042
Amortization of intangible and other assets	14,647	14,578	13,862
Loss on extinguishment of debt	46,176	1,201	—
Stock-based compensation	29,478	27,252	23,882
Foreign currency, asset write downs and other non-cash adjustments	29,772	4,277	(11,724)
Change in assets and liabilities:
Accounts receivable, net	(8,675)	45,648	2,883
Inventories, net	(32,124)	15,306	(31,058)
Contract assets, net	74,333	4,258	(45,220)
Prepaid expenses and other assets, net	1,302	34,262	(9,455)
Accounts payable	(19,505)	(22,571)	24,678
Contract liabilities	14,196	(34,066)	19,699
Accrued liabilities and income taxes payable	(13,948)	50,203	12,418
Retirement obligations and other	(15,690)	3,636	(3,357)
Net deferred taxes	(91,200)	(60,497)	(11,493)
Net cash flows provided (used) by operating activities	250,119	310,537	324,097
Cash flows — Investing activities:
Capital expenditures	(54,936)	(57,405)	(75,716)
Proceeds from disposal of assets	2,663	15,705	42,333
Affiliate investment activity	(7,204)	—	—
Net cash flows provided (used) by investing activities	(59,477)	(41,700)	(33,383)
Cash flows — Financing activities:
Payments on senior notes	(1,243,548)	(191,258)	—
Proceeds from issuance of senior notes	498,280	498,280	—
Payments on long-term debt	(7,500)	—	(105,000)
Proceeds from issuance of long-term debt	300,000	—	—
Payments of deferred loan costs	(6,739)	(4,572)	—
Proceeds from short-term financing	—	—	75,000
Payments on short-term financing	—	—	(75,000)
Proceeds under other financing arrangements	1,408	2,285	3,404
Payments under other financing arrangements	(7,213)	(9,792)	(9,856)
Payments related to tax withholding for stock-based compensation	(5,984)	(4,607)	(3,900)
Repurchases of common shares	(17,531)	(32,112)	(15,000)
Payments of dividends	(104,604)	(104,159)	(99,557)
Other	(6,276)	(6,478)	(1,555)
Net cash flows provided (used) by financing activities	(599,707)	147,587	(231,464)
Effect of exchange rate changes on cash	(27,757)	7,870	(7,953)
Net change in cash and cash equivalents	(436,822)	424,294	51,297
Cash and cash equivalents at beginning of year	1,095,274	670,980	619,683
Cash and cash equivalents at end of year	$658,452	$1,095,274	$670,980
Income taxes paid (net of refunds)	$65,621	$75,342	$66,372
Interest paid	72,247	57,041	53,607
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2021

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
Revision to Previously Reported Financial Information — During the first quarter of 2021, as previously disclosed, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 through the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.1 million and accumulated other comprehensive loss by $15.6 million as of December 31, 2020. The consolidated statements of cash flows and shareholders' equity for the year ended December 31, 2020 have been revised to reflect the impacts of the above described error.
We have assessed the above described errors and concluded the effects were not material to the period ended December 31, 2020 or any previous period. The December 31, 2020 balances, as presented herein, have been revised. Refer to Note 2 for a detailed discussion related to the impact of the revision as of and for the period ended December 31, 2020.
Coronavirus Pandemic ("COVID-19") and Oil and Gas Market — Over the past year, we continue to be challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19. As a result of the COVID-19 pandemic’s effect on oil prices, many of our large customers reduced capital expenditures and budgets in 2020. To date, while we have seen customer maintenance, repair and overhaul ("MRO") and aftermarket spending return close to pre-pandemic levels, and although we are seeing momentum in project-based capital expenditures, such business has yet to return to pre-pandemic levels.
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
Reclassifications — Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

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
Revenue Recognition — The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time, more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. Transfer of control is evaluated based on the customer’s ability to direct the use of and obtain substantially all of the benefits of a performance obligation. Revenue is recognized either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided.
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
Accounts Receivable, Allowance for Expected Credit Losses and Credit Risk — Trade accounts receivables are recorded at the invoiced amount and do not bear interest. We establish an allowance for expected credit losses on an aging schedule and according to historical losses as determined from our billings and collections history. Additionally, we consider factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and political risk. We also consider both the current and forecasted direction of macroeconomic conditions at the reporting date in estimating expected credit losses. Receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible and further collection efforts have ceased. Subsequent recoveries of amounts previously written off are reflected as a reduction to credit impairment losses in the income statement.
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
The study from the Company's actuary, based on data as of August 31, 2021, provided for a range of possible future liability from approximately $75.9 million to $124.6 million. The Company does not believe any amount within the range of potential outcomes represents a better estimate than another given the many factors and assumptions inherent in the projections and therefore the Company has recorded the liability at the actuarial central estimate of approximately $94.4 million as of December 31, 2021. In addition, the Company has recorded estimated insurance receivables of approximately $57.4 million as of December 31, 2021. The amounts recorded for the asbestos-related liability and the related insurance receivables are based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the length of time it takes to defend, resolve, or otherwise dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded. Additionally, we have claims pending against certain insurers that, if resolved more favorably than reflected in the recorded receivables, would result in discrete gains in the applicable year. Changes recorded in the estimated liability and estimated insurance recovery based on projections of asbestos litigation and corresponding insurance coverage, result in the recognition of additional expense or income. For a discussion pertaining to the activity related to asbestos claims refer to Note 16.
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
Leases — We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 31 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
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
Right-of-use ("ROU") assets and lease liabilities are recognized in our consolidated balance sheets at the commencement date based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. In determining the discount rate used to measure the right-of-use asset and lease liability, we utilize the Company’s incremental borrowing rate and consider the term of the lease, as well as the geographic location of the leased asset. For a detailed discussion related to leases refer to Note 5.
Internally Developed Software — We capitalize certain costs associated with the development of internal-use software. Generally, these costs are related to significant software development projects and are amortized over their estimated useful life, typically three to seven years, upon implementation of the software. We also capitalize certain costs incurred during the application development stage of implementation of cloud computing arrangements. Amounts capitalized for cloud arrangements are amortized on a straight-line basis over a period of three to seven years and are reported as a component of other long-term assets.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The identification of our reporting units begins at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in three reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
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
We did not record an impairment of goodwill in 2021, 2020 or 2019; however, the estimated fair value of our pump reporting unit reduced moderately in 2020 due to decreased broad-based capital spending resulting from the ongoing COVID-19 pandemic, however in 2021 we did see a modest improvement in the pump reporting unit estimated fair value due to anticipated improvements in mid to long-term capital spending. The pump reporting unit is a component of FPD reporting segment and is primarily focused on highly engineered custom and pre-configured pump products and systems. As of December 31, 2021 our pump reporting unit had approximately $467 million of goodwill and an estimated fair value that exceeded its carrying value by approximately 82% as compared to approximately $483 million and $469 million of goodwill and an estimated fair value that exceeded its carrying value by approximately 46% and 131% as of December 31, 2020 and 2019, respectively. The key factors considered in determining the estimated fair value of our reporting units included the annual operating plan and forecasted operating results, successful execution of our current continuous improvement and identified strategic initiatives, a constant cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our pump reporting unit as of December 31, 2021, we will continue to closely monitor its performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization decreased as compared with 2020, however this did not indicate a potential impairment of our goodwill as of December 31, 2021.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting unit discussed above. We did not record a material impairment of our trademarks in 2021, 2020 or 2019.
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
Stock-Based Compensation — Stock-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the value of restricted shares, restricted share units and performance-based unit awards (collectively referred to as "Restricted Shares") are set at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Restricted share units and performance-based units refer to restricted awards that do not have voting rights and accrue dividends, and are forfeited if vesting does not occur.
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

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $34.2 million, $36.1 million and $42.0 million in 2021, 2020 and 2019, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
Accounting Developments
Pronouncements Implemented
In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topics 321, 323 and 815." The amendments of the ASU addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The ASU is effective for annual periods beginning after December 15, 2020 and the amendments should be applied retrospectively to all periods presented. The adoption of this ASU did not have an impact on our consolidated financial condition, results of operations or net cash flows.
In March of 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of The Effects of Reference Rate Reform on Financial Reporting." The ASU provides guidance designed to enable the process for migrating away from reference rates such as the London Interbank Offered Rate ("LIBOR") and others to new reference rates. Further, the amendments of the ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments are effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. At this time, we do not have hedging relationships that reference LIBOR or another reference rate expected to be discontinued and therefore, have not applied the practical expedients and exceptions as required by the ASU. The Company’s Senior Credit Facility agreement includes a transition clause in the event LIBOR is discontinued, as such, we do not expect the transition of LIBOR to have a material impact on our consolidated financial statements. The adoption of this ASU did not have an impact on our consolidated financial condition and results of operations.
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
Pronouncements Not Yet Implemented
In October 2021, the FASB issued ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The amendments in this Update improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We are currently evaluating the impact of ASU No. 2021-08.
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832)." The amendments in this ASU do not change GAAP and, therefore, are not expected to result in a significant change in practice. Rather, the amendments aim to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The amendments are effective for annual periods beginning after December 15, 2021 and can be applied either prospectively or retrospectively. We are currently evaluating the impact of ASU No. 2021-10 and we anticipate that our adoption of this ASU will not have an impact on our disclosures.

2.REVISION TO PREVIOUSLY REPORTED FINANCIAL INFORMATION
During the first quarter of 2021, we identified an accounting error involving foreign currency transactions beginning with the first quarter of 2020 though the year ended December 31, 2020. These adjustments increased retirement obligations and other liabilities by $1.5 million, retained earnings by $14.1 million and accumulated other comprehensive loss by $15.6 million as of December 31, 2020.
The following tables present the impact to affected line items on our consolidated financial statements for the periods indicated for the correction of the accounting error involving foreign currency transactions identified in the first quarter of 2021:

	December 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Retirement obligations and other liabilities	516,087	1,479	517,566
Retained earnings	3,656,449	14,094	3,670,543
Total Flowserve Corporation shareholders’ equity	1,732,470	(1,479)	1,730,991
Total equity	1,762,800	(1,479)	1,761,321

	Three Months Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Other income (expense), net	(17,811)	(931)	(18,742)
Earnings before income taxes	61,314	(931)	60,383
Provision for income taxes	(856)	89	(767)
Net earnings, including noncontrolling interests	60,458	(842)	59,616
Net earnings attributable to Flowserve Corporation	$56,893	$(842)	$56,051
Basic	$0.44	$(0.01)	$0.43
Diluted	0.43	—	0.43

	Three Months Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net earnings, including noncontrolling interests	$60,458	$(842)	$59,616
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	41,411	862	42,273
Other comprehensive income (loss)	24,803	862	25,665
Comprehensive income (loss), including noncontrolling interests	85,261	20	85,281
Comprehensive income (loss) attributable to Flowserve Corporation	$81,698	$20	$81,718

	Year Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Other income (expense), net	(10,254)	15,480	5,226
Earnings before income taxes	186,812	15,480	202,292
Provision for income taxes	(60,031)	(1,386)	(61,417)
Net earnings, including noncontrolling interests	126,781	14,094	140,875
Net earnings attributable to Flowserve Corporation	$116,326	$14,094	$130,420
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.89	$0.11	$1.00
Diluted	0.89	0.11	1.00

	Year Ended December 31, 2020
(Amounts in thousands)	As Reported	Adjustments	As Revised
Net earnings, including noncontrolling interests	$126,781	$14,094	$140,875
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	388	(15,573)	(15,185)
Other comprehensive income (loss)	(8,991)	(15,573)	(24,564)
Comprehensive income (loss), including noncontrolling interests	117,790	(1,479)	116,311
Comprehensive income (loss) attributable to Flowserve Corporation	$106,565	$(1,479)	$105,086

The consolidated statements of cash flows and shareholders' equity for the year ended December 31, 2020 have been revised to reflect the impacts of the above described error.

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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 15%, 22% and 19% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 85%, 78% and 81% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The following table presents our customer revenues disaggregated by revenue source:

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$899,519	$804,744	$1,704,263
Aftermarket	1,568,579	268,218	1,836,797
	$2,468,098	$1,072,962	$3,541,060

	December 31, 2020
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,091,906	$808,585	$1,900,491
Aftermarket	1,581,799	245,844	1,827,643
	$2,673,705	$1,054,429	$3,728,134

	December 31, 2019
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$994,719	$967,271	$1,961,990
Aftermarket	1,709,726	267,981	1,977,707
	$2,704,445	$1,235,252	$3,939,697

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$955,283	$389,766	$1,345,049
Latin America(1)	211,150	30,554	241,704
Middle East and Africa	311,161	107,533	418,694
Asia Pacific	482,596	333,513	816,109
Europe	507,908	211,596	719,504
	$2,468,098	$1,072,962	$3,541,060

	December 31, 2020
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,039,285	$429,572	$1,468,857
Latin America(1)	191,517	26,393	217,910
Middle East and Africa	359,403	110,539	469,942
Asia Pacific	537,792	270,238	808,030
Europe	545,708	217,687	763,395
	$2,673,705	$1,054,429	$3,728,134

	December 31, 2019
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,085,627	$542,182	$1,627,809
Latin America(1)	202,247	28,899	231,146
Middle East and Africa	355,937	98,959	454,896
Asia Pacific	499,932	315,886	815,818
Europe	560,702	249,326	810,028
	$2,704,445	$1,235,252	$3,939,697
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
On December 31, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $430 million. We estimate recognition of approximately $346 million of this amount as revenue in 2022 and an additional $84 million in 2023 and thereafter.
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

The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the years ended December 31, 2021 and 2020:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Balance — January 1, 2020	$272,914	$9,280	$221,095	$1,652
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(180,522)	—
Increase due to revenue recognized in the period in excess of billings	925,244	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	140,391	—
Amounts transferred from contract assets to receivables	(917,885)	(1,666)	—	—
Currency effects and other, net	(2,539)	(6,475)	13,263	(830)
Balance — December 31, 2020	$277,734	$1,139	$194,227	$822
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(153,221)	—
Increase due to revenue recognized in the period in excess of billings	784,934	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	165,990	—
Amounts transferred from contract assets to receivables	(848,031)	(2,329)	—	—
Currency effects and other, net	(19,039)	1,616	(4,031)	(358)
Balance — December 31, 2021	$195,598	$426	$202,965	$464
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
Our primary exposure to expected credit losses is through our trade receivables and contract assets. For these financial assets, we record an allowance for expected credit losses that, when deducted from the gross asset balance, presents the net amount expected to be collected. Primarily, our experience of historical credit losses provides the basis for our estimation of the allowance. We estimate the allowance based on an aging schedule and according to historical losses as determined from our history of billings and collections. Additionally, we adjust the allowance for factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and geopolitical risks. We also consider both the current and forecasted macroeconomic conditions as of the reporting date. As identified and needed, we adjust the allowance and recognize adjustments in the income statement each period. Trade receivables are written off against the allowance in the period when the receivable is deemed to be uncollectible and further collection efforts have ceased. Subsequent recoveries of previously written off amounts are reflected as a reduction to credit impairment losses in the consolidated statements of income.

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

The following table presents the changes in the allowance for expected credit losses for our trade receivables and short-term contract assets as of December 31, 2021, 2020 and 2019:

(Amounts in thousands)	Trade receivables	Short-term contract assets
Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	3,934	—
Write-offs	(2,015)	—
Currency effects and other, net	(2,759)	(812)
Ending balance, December 31 , 2021	$74,336	$2,393

Beginning balance, January 1, 2020	$53,412	$206
Adoption of ASU 2016-13	6,970	2,779
Charges to cost and expenses, net of recoveries	9,326	—
Currency effects and other, net	5,468	220
Ending balance, December 31 , 2020	$75,176	$3,205

Beginning balance, January 1, 2019	$51,501	$—
Charges to cost and expenses, net of recoveries	734	206
Currency effects and other, net	1,177	—
Ending balance, December 31 , 2019	$53,412	$206

Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables as of December 31, 2021, 2020 and 2019:

(Amounts in thousands)	2021	2020	2019
Beginning balance, January 1,	$67,842	$68,555	$68,792
Adoption of ASU 2016-13	—	(679)	—
Currency effects and other, net	(146)	(34)	(237)
Ending balance, December 31,	$67,696	$67,842	$68,555
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of December 31, 2021.

5.LEASES
We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 31 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.

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
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of December 31, 2021 are immaterial.
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
We had $15.8 million and $0.4 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of December 31, 2021 and 2020. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.
Other information related to our leases is as follows:

	December 31,
	2021	2020
	(Amounts in thousands)
Finance Leases:
ROU assets recorded under finance leases	$28,416	$27,624
Accumulated depreciation associated with finance leases	(12,227)	(9,463)
Total finance leases ROU assets, net(1)	$16,189	$18,161

Total finance leases liabilities(2)	$16,477	$18,287

The costs components of operating and finance leases are as follows:
	December 31,
	2021	2020	2019
	(Amounts in thousands)
Operating Lease Costs:
Fixed lease expense(3)	$57,482	$57,050	$57,450
Variable lease expense(3)	9,331	7,299	6,492
Total operating lease expense	$66,813	$64,349	$63,942

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$5,374	$5,392	$4,729
Interest on lease liabilities(4)	617	646	352
Total finance lease expense	$5,991	$6,038	$5,081
_____________________
(1) Included in property plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

Supplemental cash flows information related to our leases is as follows:

	December 31,
(Amounts in thousands, except lease term and discount rate)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$61,240	$66,478	$64,725
Financing cash flows from finance leases(2)	5,285	4,704	4,465
ROU assets obtained in exchange for lease obligations:
Operating leases	$35,542	$62,425	$14,569
Finance leases	4,177	13,124	10,615
Weighted average remaining lease term (in years)
Operating leases	8 years	9 years	9 years
Finance leases	6 years	7 years	3 years
Weighted average discount rate (percent)
Operating leases	3.9%	4.2%	4.5%
Finance leases	3.4%	3.5%	3.6%
_____________________
(1) Included in our consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our consolidated statement of cash flows, financing activities, payments under other financing arrangements

Future undiscounted lease payments under operating and finance leases as of December 31, 2021, were as follows:

Year ending December 31,	Operating Leases	Finance Leases
	(Amounts in thousands)
2022	39,602	5,277
2023	34,342	3,871
2024	29,800	2,461
2025	24,041	1,591
2026	19,653	716
Thereafter	87,367	4,597
Total future minimum lease payments	$234,805	$18,513
Less: Imputed interest	(35,391)	(2,036)
Total	$199,414	$16,477

Other current liabilities	$32,628	$—
Operating lease liabilities	166,786	—
Debt due within one year	—	5,169
Long-term debt due after one year	—	11,308
Total	$199,414	$16,477

6.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	FPD	FCD	Total
	(Amounts in thousands)
Balance as of December 31, 2019	$786,630	$406,380	$1,193,010
Currency translation and other	18,425	13,451	31,876
Balance as of December 31, 2020	$805,055	$419,831	$1,224,886
Currency translation and other	(17,842)	(10,565)	(28,407)
Balance as of December 31, 2021	$787,213	$409,266	$1,196,479
The following table provides information about our intangible assets for the years ended December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$89,699	$(86,275)	$90,638	$(83,620)
Existing customer relationships(2)	5-10	82,420	(67,279)	85,214	(62,796)
Patents	9-16	26,339	(26,339)	27,015	(27,015)
Other	4-40	93,849	(46,436)	93,923	(43,633)
		$292,307	$(226,329)	$296,790	$(217,064)
Indefinite-lived intangible assets(3)		$88,069	$(1,585)	$90,355	$(1,585)
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
The following schedule outlines actual amortization expense recognized during 2021 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2021:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2021	$13,435
Estimated for year ended December 31, 2022	11,150
Estimated for year ended December 31, 2023	8,597
Estimated for year ended December 31, 2024	6,839
Estimated for year ended December 31, 2025	2,098
Estimated for year ended December 31, 2026	1,876
Thereafter	35,419

Amortization expense for finite-lived intangible assets was $13.6 million in 2020 and $13.8 million in 2019.

7.INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2021	2020	2019
	(Amounts in thousands)
Raw materials	$318,348	$321,600	328,080
Work in process	242,143	210,174	192,993
Finished goods	213,096	221,532	218,408
Less: Excess and obsolete reserve	(95,300)	(86,078)	(78,644)
Inventories, net	$678,287	$667,228	$660,837
During 2021, 2020 and 2019, we recognized expenses of $15.6 million, $14.9 million and $17.1 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.
8.STOCK-BASED COMPENSATION PLANS
Effective January 1, 2020, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”). The 2020 Plan replaces and supersedes the Flowserve Corporation Equity and Incentive Compensation Plan ("2010 Plan") in its entirety. The 2020 Plan authorizes the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock, in addition to any shares available for issuance or subject to forfeiture under the expired 2010 Plan. Of the shares of common stock authorized under the 2020 Plan and remaining shares under the 2010 Plan, 11,349,702 were available for issuance as of December 31, 2021. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision").
Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. As of December 31, 2021, 114,943 stock options were outstanding and exercisable, with a grant date fair value of $2.0 million recognized over three years and a weighted average exercise price of $48.63. As of December 31, 2020, compensation associated with these stock options was fully earned. Using the Black-Scholes option pricing model to estimate the fair value of each option award, as of December 31, 2021 the total fair value of stock options vested was $2.0 million. No stock options were exercisable during the year ended December 31, 2019. No stock options were granted, canceled or vested during years ended December 31, 2021, 2020 or 2019. The weighted average remaining contractual life of options outstanding at December 31, 2021, 2020 and 2019 was 5.3 years, 6.3 years and 7.3 years, respectively.

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
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares, except for awards related to the 55/10 Provision which are expensed when granted. As of December 31, 2021 and 2020, we had $24.2 million and $18.7 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. The total fair value of Restricted Shares vested during the years ended December 31, 2021, 2020 and 2019 was $25.2 million, $26.4 million and $16.8 million, respectively.

We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in millions)
Stock-based compensation expense	$29.5	$27.3	$23.9
Related income tax benefit	(6.7)	(6.2)	(5.4)
Net stock-based compensation expense	$22.8	$21.1	$18.5
The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2021
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,373,657	$46.76
Granted	1,058,836	39.46
Vested	(569,362)	44.22
Canceled	(192,120)	46.28
Outstanding — end of year	1,671,011	$43.06
Unvested Restricted Shares outstanding as of December 31, 2021, includes approximately 506,000  units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital, total shareholder return ("TSR") or free cash flow as a percent of net income over a three-year period. Performance units issued in 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued in 2019 and 2020 have a vesting percentage between 0% and 200%, while the 2021 performance units have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,054,000 shares based on performance targets. As of December 31, 2021, we estimate vesting of approximately 312,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts had notional values of $425.2 million and $388.1 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the length of foreign exchange contracts currently in place ranged from 3 days to 21 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Current derivative assets	$740	$2,857
Noncurrent derivative assets	2	249
Current derivative liabilities	2,924	682
Noncurrent derivative liabilities	82	—
Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Gains (losses) recognized in income	$3,295	$(10,294)	$(6,495)
Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into cross-currency swaps agreements ("Swaps") as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on April 14, 2021 and March 9, 2021, we entered into Swaps, with termination dates of October 1, 2030 and an early termination date of March 11, 2025, respectively. Also, during the third quarter of 2020 we entered into a cross currency swap agreement with an early termination date of September 22, 2025. The swap agreements are designated as net investment hedges and as of December 31, 2021 the combined notional value of these swaps was €423.2 million. The swaps are classified as Level II under the fair value hierarchy.
The fair values of our cross-currency swaps are summarized below:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Other assets, net	$23,129	$—
Retirement obligations and other liabilities	—	18,091
We exclude the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swap attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss ("AOCL") on our consolidated balance sheets. For the period ended December 31, 2021, an interest accrual of $(6.3) million was recognized within interest expense in our consolidated statements of income.

The cumulative net investment hedge (gain) loss, net of deferred taxes, under cross-currency swaps recorded in AOCL on our consolidated balance sheets are summarized below:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
(Gain) loss-included component (1)	$(15,578)	$6,067	$—
(Gain) loss-excluded component (2)	(2,111)	7,769	—
(Gain) loss recognized in AOCL	$(17,689)	$13,836	$—
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.

In March 2015, we designated €255.7 million of our 1.25% EUR Senior Notes due 2022 ("2022 Euro Senior Notes") discussed in Note 13 as a net investment hedge of our Euro investment in certain of our international subsidiaries. On September 22, 2020, we increased the designated hedged value on the 2022 Euro Senior Notes to €336.3 million, which reflected the remaining balance of the 2022 Euro Senior Notes. For each reporting period, the change in the carrying value due to the remeasurement of the effective portion is reported in AOCL on our consolidated balance sheets and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our consolidated statements of income. As a result of the redemption of our 2022 Euro Senior Notes discussed in Note 13, in the first quarter of 2021 we dedesignated the hedged value of our net investment hedge.
Prior to the dedesignation, the cumulative impact recorded in AOCL on our consolidated balance sheets from the change in carrying value due to the remeasurement of the effective portion of the net investment hedge are summarized below:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Loss recorded in AOCL	$(29,554)	$(34,973)	$(12,084)
Prior to the dedesignation of the net investment hedge, we used the spot method to measure the effectiveness of both net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the years ended December 31, 2020 and 2019.

10.FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying value of our financial instruments as reflected in our consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 13. The estimated fair value of our Senior Notes at December 31, 2021 was $999.3 million compared to the carrying value of $988.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2021 and December 31, 2020.

11.DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheets captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2021	2020
	(Amounts in thousands)
Trade accounts receivables	$770,280	$808,459
Less: allowance for expected credit losses	(55,264)	(59,280)

Other short-term receivables	43,266	20,179
Less: allowance for expected credit losses	(19,072)	(15,896)
Accounts receivable, net	$739,210	$753,462

Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2021	2020
	(Amounts in thousands)
Land	$62,613	$65,894
Buildings and improvements	441,627	446,008
Machinery, equipment and tooling	751,944	699,256
Software, furniture and fixtures and other	451,566	439,063
Gross property, plant and equipment	1,707,750	1,650,221
Less: accumulated depreciation	(1,191,823)	(1,093,348)
Property, plant and equipment, net	$515,927	$556,873
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2021	2020
	(Amounts in thousands)
Wages, compensation and other benefits	$204,347	$225,133
Commissions and royalties	21,911	22,847
Warranty costs and late delivery penalties	23,741	27,757
Sales and use tax	20,782	29,067
Income tax	47,186	31,378
Other	127,125	127,040
Accrued liabilities	$445,092	$463,222
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2021	2020
	(Amounts in thousands)
Pension and postretirement benefits	$188,999	$225,994
Deferred taxes	9,169	85,824
Operating lease liabilities	166,786	176,246
Legal and environmental	86,561	101,203
Uncertain tax positions and other tax liabilities	37,013	50,259
Other	30,320	54,286
Retirement obligations and other liabilities	$518,848	$693,812
"Other" includes derivative liabilities, deferred compensation liabilities, asset retirement obligations, insurance-related liabilities and other items, none of which exceed 5% of retirement obligations and other liabilities.

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
As of December 31, 2021, we had investments in six joint ventures, one located in each of Chile, China, India, Saudi Arabia, South Korea and the United Arab Emirates that were accounted for using the equity method and are immaterial for disclosure purposes.

13.DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, consisted of:

	December 31,
	2021	2020
	(Amounts in thousands)
1.25% EUR Senior Notes due March 17, 2022, net of unamortized discount and debt issuance costs of $1,070 at December 31, 2020	$—	$410,243
3.50% USD Senior Notes due September 15, 2022, net of unamortized discount and debt issuance costs of $1,235 at December 31, 2020	—	498,765
4.00% USD Senior Notes due November 15, 2023, net of unamortized discount and debt issuance costs of $1,345 at December 31, 2020	—	298,655
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $5,611 and $6,147 at December 31, 2021 and 2020, respectively	494,389	493,853
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $6,273 as of December 31, 2021	493,727	—
Term Loan Facility, interest rate of 1.45% and net of debt issuance costs of $639 as December 31, 2021	291,861	—
Finance lease obligations and other borrowings	22,851	25,390
Debt and finance lease obligations	1,302,828	1,726,906
Less amounts due within one year	41,058	8,995
Total debt due after one year	$1,261,770	$1,717,911

Scheduled maturities of our Senior Notes and other debt, are (amounts in thousands):

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2022	$32,500	$8,558	$41,058
2023	39,635	14,294	53,929
2024	59,863	—	59,863
2025	59,905	—	59,905
2025	99,958	—	99,958
Thereafter	—	988,115	988,115
Total	$291,861	$1,010,967	$1,302,828

Senior Notes
On September 23, 2021, we completed a public offering of $500.0 million in aggregate principal amount of January 15, 2032 ("2032 Senior Notes"). The 2032 Senior Notes bear an interest rate of 2.80% per year, payable on January 15 and July 15 of each year, commencing on January 15, 2022. The 2032 Senior Notes and were priced at 99.656% of par value, reflecting a discount to the aggregate principal amount. On October 12, 2021, the combined proceeds of the 2032 Senior Notes offering and term loan facility, in addition to a portion of our excess cash balance, were used to redeem our 4.00% Senior Notes due November 2023 (“2023 Senior Notes”) and our 3.50% Senior Notes due September 2022 (“2022 Senior Notes”). As a result of the redemption, the Company incurred a loss on early extinguishment of $38.0 million, which included the impact of a $36.1 million make-whole premium.
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
On November 1, 2013 we completed the public offering of $300.0 million in aggregate principal amount of 2023 Senior Notes due November 15, 2023. The 2023 Senior Notes bear an interest rate of 4.00% per year, payable on May 15 and November 15 of each year and were priced at 99.532% of par value, reflecting a discount to the aggregate principal amount.
On September 11, 2012, we completed the public offering of $500.0 million in aggregate principal amount of 2022 Senior Notes due September 15, 2022. The 2022 Senior Notes bear an interest rate of 3.50% per year, payable on March 15 and September 15 of each year and were priced at 99.615% of par value, reflecting a discount to the aggregate principal amount.
We have the right to redeem the 2032 Senior Notes and 2030 Senior Notes at any time prior to October 15, 2031 and July 1, 2030, respectively, in whole or in part, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the senior notes being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the Senior Notes being redeemed discounted to the redemption date on a semi-annual basis, at the applicable Treasury Rate plus 25 and 45 basis points, respectively. In addition, at any time on or after October 15, 2031 and July 1, 2030 for the 2032 Senior Notes and 2030 Senior Notes, respectively, we may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed. In each case, we will also pay the accrued and unpaid interest on the principal amount being redeemed to the redemption date.
Senior Credit Facility
On September 13, 2021 ("Closing Date"), we amended and restated our credit agreement ("Amended and Restated Credit Agreement") under our Senior Credit Facility ("Credit Facility") with Bank of America, N.A. ("Administrative Agent") and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility, which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans ii) provides for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. Most other terms and conditions under the previous credit agreement (the

"then existing credit agreement") remained unchanged. In conjunction with the amendment and restatement of the previous credit agreement we recorded a loss on early extinguishment of $0.6 million in the third quarter of 2021 related to deferred financing fees.
On the Closing Date, approximately $300.0 million was drawn under the unsecured Term Loan to fund, in part, the previously announced redemption of the Company’s 2022 Senior Notes and 2023 Senior Notes.
The interest rates per annum applicable to the Revolving Credit Facility are unchanged under the Amended and Restated Credit Agreement. The interest rates per annum applicable to the Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2021, the interest rate on the Revolving Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2021.
Under the terms and conditions of the Amended and Restated Credit Agreement, interest rates per annum applicable to the Term Loan are stated as LIBOR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of December 31, 2021, and December 31, 2020, we had no revolving loans outstanding under the Senior Credit Facility. We had outstanding letters of credit of $78.3 million and $58.1 million at December 31, 2021, and December 31, 2020, respectively. After consideration of the financial covenants under our Senior Credit Facility and outstanding letters of credit, as of December 31, 2021, the amount available for borrowings under our Senior Credit Facility was limited to $614.2 million. As of December 31, 2020, the amount available for borrowings under our Revolving Credit facility was $741.9 million.
Financial Covenants — Our compliance with the financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all covenants as of December 31, 2021. We have scheduled repayments of $7.5 million due in each of the next three quarters and $10.0 million on December 31, 2022, on our Term Loan.

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
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2021	2020	2019
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	3.00%	2.62%	3.41%
Rate of increase in compensation levels	3.50	3.63	3.50
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.00%	6.00%
Discount rate	2.62	3.41	4.34
Rate of increase in compensation levels	3.50	3.56	3.50
Weighted-average interest crediting rates	3.79%	3.79%	3.79%
At December 31, 2021 as compared with December 31, 2020, we increased our discount rate from 2.62% to 3.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. In determining 2021 expense, the expected rate of return on U.S. plan assets remained constant at 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Service cost	$25,162	$25,893	$23,245
Interest cost	11,952	15,100	17,584
Expected return on plan assets	(25,377)	(25,794)	(25,645)
Settlement (gain) loss	—	128	—
Amortization of unrecognized prior service cost	188	184	164
Amortization of unrecognized net loss	7,725	6,977	3,675
U.S. net pension expense	$19,650	$22,488	$19,023
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2021	2020
	(Amounts in thousands)
Plan assets, at fair value	$488,281	$477,680
Benefit Obligation	(471,825)	(487,418)
Funded status	$16,456	$(9,738)
The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2021	2020
	(Amounts in thousands)
Noncurrent assets	$22,398	$—
Current liabilities	(170)	(233)
Noncurrent liabilities	(5,772)	(9,505)
Funded status	$16,456	$(9,738)
The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance — January 1	$487,418	$471,462
Service cost	25,162	25,893
Interest cost	11,952	15,100
Plan amendments and settlements	—	(953)
Actuarial (gain) loss (1)	(11,208)	29,166
Benefits paid	(41,499)	(53,250)
Balance — December 31	$471,825	$487,418
Accumulated benefit obligations at December 31	$471,024	$486,501
_______________________________________
(1)The actuarial gain in 2021 and loss in 2020 primarily reflect the impact of changes in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2022	$40.3
2023	40.7
2024	39.4
2025	39.9
2026	41.3
2027-2031	192.2
The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance — January 1	$(49,321)	$(49,510)
Amortization of net loss	5,907	5,336
Amortization of prior service cost	144	140
Net gain (loss) arising during the year	13,256	(5,328)
Settlement gain	—	98
Prior service cost arising during the year	—	(57)
Balance — December 31	$(30,014)	$(49,321)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2021	2020
	(Amounts in thousands)
Unrecognized net loss	$(29,344)	$(48,460)
Unrecognized prior service cost	(670)	(861)
Accumulated other comprehensive loss, net of tax	$(30,014)	$(49,321)
The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance — January 1	$477,680	$482,553
Return on plan assets	31,501	47,992
Company contributions	20,599	1,412
Benefits paid	(41,499)	(53,250)
Settlements	—	(1,027)
Balance — December 31	$488,281	$477,680
We contributed $20.6 million and $1.4 million to the U.S. defined benefit pension plans during 2021 and 2020, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2022 is expected to be approximately $20 million, excluding direct benefits paid.

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2021 and 2020 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2021	2020	2021	2020
Cash and cash equivalents	1%	—%	1%	1%
Cash and cash equivalents	1%	—%	1%	1%
Global Equity	27%	31%	26%	30%
Global Real Assets	15%	12%	16%	13%
Equity securities	42%	43%	42%	43%
Diversified Credit	15%	12%	15%	14%
Liability-Driven Investment	42%	45%	42%	42%
Fixed income	57%	57%	57%	56%
None of our common stock is directly held by our qualified plan. Our investment strategy is to earn a long-term rate of return consistent with an acceptable degree of risk and minimize our cash contributions over the life of the plan, while taking into account the liquidity needs of the plan. We preserve capital through diversified investments in high quality securities. Our current allocation target is to invest approximately 42% of plan assets in equity securities and 57% in fixed income securities. Within each investment category, assets are allocated to various investment strategies. Professional money management firms manage our assets, and we engage a consultant to assist in evaluating these activities. We periodically review the allocation target, generally in conjunction with an asset and liability study and in consideration of our future cash flow needs. We regularly rebalance the actual allocation to our target investment allocation.
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

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2021				At December 31, 2020
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$6,192	$6,192	$—	$—	$5,986	$5,986	$—	$—
Commingled Funds:
Equity securities
Global Equity(a)	128,269	—	128,269	—	142,401	—	142,401	—
Global Real Assets(b)	79,089	—	79,089	—	61,604	—	61,604	—
Fixed income securities
Diversified Credit(c)	71,100	—	71,100	—	66,995	—	66,995	—
Liability-Driven Investment(d)	203,631	—	203,631	—	200,694	—	200,694	—
	$488,281	$6,192	$482,089	$—	$477,680	$5,986	$471,694	$—
_______________________________________
(a)Global Equity fund seeks to closely track the performance of the MSCI All Country World Index.
(b)Global Real Asset funds seek to provide exposure to the listed global real estate investment trusts and infrastructure markets.
(c)Diversified Credit funds seek to provide exposure to the high yield, emerging markets, bank loans and securitized credit markets.
(d)Liability-Driven Investment ("LDI") funds seek to invest in high quality fixed income securities that collectively closely match those found in discount curves used to value the plan's liabilities.
Non-U.S. Defined Benefit Plans
We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Japan, Mexico, The Netherlands, Sweden, Switzerland and the U.K. The assets of the plans in the U.K. (two plans), The Netherlands and Canada represent 93% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2021	2020	2019
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	1.71%	1.23%	1.61%
Rate of increase in compensation levels	3.18	3.11	3.12
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	2.37%	2.37%	3.37%
Discount rate	1.23	1.61	2.42
Rate of increase in compensation levels	3.11	3.12	3.28
Weighted-average interest crediting rates	1.41%	1.00%	1.00%

At December 31, 2021, as compared with December 31, 2020, we increased our average discount rate for non-U.S. plans from 1.23% to 1.71% based on analysis of bonds and other publicly-traded instruments, by country, which had higher yields due to market conditions. To determine 2021 pension expense, our average expected rate of return on plan assets remained constant at 2.37% based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Service cost	$7,336	$7,052	$5,728
Interest cost	5,544	6,572	8,867
Expected return on plan assets	(6,204)	(5,018)	(7,535)
Amortization of unrecognized net loss	4,509	4,315	2,933
Amortization of unrecognized prior service cost	300	262	265
Settlement loss and other	640	708	859
Non-U.S. net pension expense	$12,125	$13,891	$11,117
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2021	2020
	(Amounts in thousands)
Plan assets, at fair value	$275,941	$287,308
Benefit Obligation	(420,809)	(469,998)
Funded status	$(144,868)	$(182,690)
The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2021	2020
	(Amounts in thousands)
Noncurrent assets	$22,655	$18,910
Current liabilities	(7,205)	(8,121)
Noncurrent liabilities	(160,318)	(193,479)
Funded status	$(144,868)	$(182,690)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance — January 1	$469,998	$425,617
Service cost	7,336	7,052
Interest cost	5,544	6,572
Employee contributions	74	80
Settlements and other	(3,140)	(2,701)
Actuarial (gains) losses (1)	(24,493)	23,781
Net benefits and expenses paid	(17,316)	(15,700)
Currency translation impact(2)	(17,194)	25,297
Balance — December 31	$420,809	$469,998
Accumulated benefit obligations at December 31	$399,757	$446,097
_______________________________________
(1)Actuarial gains and losses primarily reflects the impact of changes in the discount rates for all plans.
(2)In 2021, the currency translation gain reflects the strengthening of the U.S. dollar against the Euro and the British pound, while in 2020 the currency translation loss reflects the weakening of the U.S. dollar against the Euro and the British pound.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2022	$16.1
2023	16.3
2024	17.7
2025	17.5
2026	18.2
2027-2031	96.8

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance — January 1	$(97,246)	$(89,337)
Amortization of net loss	4,207	4,410
Net losses arising during the year	17,995	(7,432)
Settlement losses	616	681
Prior service cost arising during the year	—	(467)
Currency translation impact and other	3,847	(5,101)
Balance — December 31	$(70,581)	$(97,246)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2021	2020
	(Amounts in thousands)
Unrecognized net loss	$(67,192)	$(93,417)
Unrecognized prior service cost	(3,389)	(3,829)
Accumulated other comprehensive loss, net of tax	$(70,581)	$(97,246)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance — January 1	$287,308	$262,559
Return on plan assets	1,631	21,897
Employee contributions	74	80
Company contributions	11,964	11,279
Settlements	(3,096)	(2,939)
Currency translation impact and other	(4,624)	10,132
Net benefits and expenses paid	(17,316)	(15,700)
Balance — December 31	$275,941	$287,308
UK pension plans contributed to the change in the non-US plan assets due to lower and higher asset returns in 2021 and 2020, respectively. Our contributions to non-U.S. defined benefit pension plans in 2022 are expected to be approximately $2 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2021 and 2020 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2021	2020	2021	2020
Cash and cash equivalents	—%	1%	—%	1%
Cash and cash equivalents	—%	1%	—%	1%
North American Companies	1%	1%	1%	1%
Global Equity	1%	1%	1%	1%
Equity securities	2%	2%	2%	2%
U.K. Government Gilt Index	42%	39%	42%	39%
Liability-Driven Investment	9%	12%	9%	12%
Fixed income	51%	51%	51%	51%
Multi-asset	20%	20%	20%	20%
Buy-in Contracts	20%	20%	20%	20%
Other	7%	6%	7%	6%
Other types	47%	46%	47%	46%
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

The fair values of the non-U.S. assets were:

	At December 31, 2021				At December 31, 2020
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$2,264	$2,264	$—	—	$2,304	$2,304	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	2,609	—	2,609	—	2,555	—	2,555	—
Global Equity(b)	2,516	—	2,516	—	2,451	—	2,451	—
Fixed income securities
U.K. Government Gilt Index(c)	115,450	—	115,450	—	112,298	—	112,298	—
Liability-Driven Investment(d)	25,387	—	25,387	—	34,543	—	34,543	—
Other Types of Investments:
Multi-asset(e)	54,824	—	54,824	—	57,205	—	57,205	—
Buy-in Contracts(f)	54,896	—	—	54,896	59,249	—	—	59,249
Other(g)	17,995	—	—	17,995	16,703	—	—	16,703
	$275,941	$2,264	$200,786	$72,891	$287,308	$2,304	$209,052	$75,952
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
(f)The Buy-in Contracts ("Contract" or "Contracts") represent assets held by plans, whereby the cost of providing benefits to plan participants is funded by the Contract. The Contracts are held by the plans for the benefit of plan participants in the Netherlands and U.K. The fair value of these assets are based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation. The fair value of asset held in the Netherlands Contract as of January 1, 2021 was $27.4 million, with contributions and currency adjustments resulting in a fair value of $24.3 million at December 31, 2021. Similarly, the fair value of asset held in the U.K. plan Contract as of January 1, 2021 was $31.8 million, with contributions and currency adjustments resulting in a fair value of $30.6 million at December 31, 2021.
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

	December 31,
	2021	2020
	(Amounts in thousands)
Benefit Obligation	$230,688	$735,912
Accumulated benefit obligation	215,535	716,534
Fair value of plan assets	59,232	526,502
In 2021, the fair value of its plan assets exceeded the benefit obligation for the U.S. plan, and is not included in the table above.
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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2021	2020	2019
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	2.83%	2.32%	3.27%
Weighted average assumptions used to determine net expense:
Discount rate	2.32%	3.27%	4.20%
The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.0% for 2021, 7.0% for 2020 and 7.5% for 2019, with a gradual decrease to 5.0% for 2029 and future years.
Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Interest cost	$399	$596	$754
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net gain	(21)	(132)	(215)
Net postretirement benefit expense	$500	$586	$661
The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2021	2020
	(Amounts in thousands)
Postretirement Benefit Obligation	$17,021	$18,648
Funded status	$(17,021)	$(18,648)

The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2021	2020
	(Amounts in thousands)
Current liabilities	$(2,239)	$(2,342)
Noncurrent liabilities	(14,782)	(16,306)
Funded status	$(17,021)	$(18,648)
The following is a reconciliation of the postretirement Benefit Obligation:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance — January 1	$18,648	$18,862
Interest cost	399	596
Employee contributions	874	916
Medicare subsidies receivable	67	7
Actuarial losses	1,225	2,434
Net benefits and expenses paid	(4,192)	(4,167)
Balance — December 31	$17,021	$18,648
The following presents expected benefit payments for future periods (amounts in millions):

Expected Payments
2022	$2.3
2023	2.1
2024	1.9
2025	1.7
2026	1.5
2027-2031	5.8
The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2021	2020
	(Amounts in thousands)
Balance — January 1	$(1,213)	$656
Amortization of net gain	(16)	(101)
Amortization of prior service cost	94	94
Net losses arising during the year	(937)	(1,862)
Balance — December 31	$(2,072)	$(1,213)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2021	2020
	(Amounts in thousands)
Unrecognized net (loss)	$(1,420)	$(470)
Unrecognized prior service cost	(652)	(743)
Accumulated other comprehensive income, net of tax	$(2,072)	$(1,213)
We made contributions to the postretirement medical plans to pay benefits of $3.3 million in 2021, $3.2 million in 2020 and $2.9 million in 2019. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $19.9 million in 2021, $20.0 million in 2020 and $20.4 million in 2019.

15.EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$125,949	$130,420	$238,828
Dividends on restricted shares not expected to vest	—	—	—
Earnings attributable to common and participating shareholders	$125,949	$130,420	$238,828
Weighted average shares:
Common stock	130,277	130,373	131,012
Participating securities	28	22	22
Denominator for basic earnings per common share	130,305	130,395	131,034
Effect of potentially dilutive securities	552	655	685
Denominator for diluted earnings per common share	130,857	131,050	131,719
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.97	$1.00	$1.82
Diluted	0.96	1.00	1.81
Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted shares, restricted share units and performance share units.
For the years ended December 31, 2021, 2020 and 2019, unvested restricted shares of 156,578, 375,203 and 140,459, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	2021	2020	2019
Beginning claims, January 1,(1)	8,366	8,345	8,666
New claims	2,482	2,140	2,314
Resolved claims	(2,211)	(2,203)	(2,601)
Other(2)	75	84	(34)
Ending claims, December 31,(1)	8,712	8,366	8,345
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

The following table presents the changes in the estimated asbestos liability as of December 31, 2021, 2020 and 2019:

(Amounts in thousands)	2021	2020	2019
Beginning balance, January 1,	$99,350	$97,979	$87,985
Asbestos liability adjustments, net	3,919	8,462	12,949
Cash payment activity	(7,521)	(8,445)	(5,439)
Other, net	(1,505)	1,354	2,484
Ending balance, December 31,	$94,243	$99,350	$97,979

The Company incurred expenses of approximately $10.0 million, $15.8 million and $20.9 million during the periods ended December 31, 2021, 2020 and 2019, respectively, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in the Consolidated Statements of Income.
The Company had cash inflows/(outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(4.7) million, $4.8 million and $(11.3) million during the periods ended December 31, 2021, 2020 and 2019, respectively.

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

17.WARRANTY RESERVE

We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Balance — January 1	$27,944	$30,854	$32,033
Accruals for warranty expense, net of adjustments	19,179	21,701	26,215
Settlements made	(23,230)	(24,611)	(27,394)
Balance — December 31	$23,893	$27,944	$30,854

18.SHAREHOLDERS’ EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.

Dividends declared per share were as follows:

	Year Ended December 31,
	2021	2020	2019
Dividends declared per share	$0.80	$0.80	$0.76
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 440,000 shares of our outstanding common stock for $17.5 million, 1,057,115 shares of our outstanding common stock for $32.1 million and 324,889 shares of our outstanding common stock for $15.0 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we have $96.1 million of remaining capacity under our current share repurchase program.

19.INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Current:
U.S. federal	$66,486	$40,234	$22,001
Foreign	29,987	42,487	61,976
State and local	1,478	5,894	4,506
Total current	97,951	88,615	88,483
Deferred:
U.S. federal	(92,021)	(50,038)	(1,644)
Foreign	(4,339)	26,742	(12,243)
State and local	(4,185)	(3,902)	897
Total deferred	(100,545)	(27,198)	(12,990)
Total provision	$(2,594)	$61,417	$75,493

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in millions)
Statutory federal income tax at 21%	$28.1	$39.2	$67.7
Base Erosion and Anti-abuse Tax	7.6	—	—
Foreign impact, net	(158.0)	0.1	4.5
Change in valuation allowances	146.6	26.9	0.3
State and local income taxes, net	(2.7)	2.0	5.4
Reversal of deferred tax liabilities following legal entity reorganizations	(22.6)	—	—
Research and development credit	(3.6)	(5.2)	(5.4)
Non-deductible items	4.4	1.8	1.9
Other, net	(2.4)	(3.4)	1.1
Total	(2.6)	61.4	75.5
Effective tax rate	(1.9)%	30.4%	23.4%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which provided the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain deductible payments to foreign affiliates. For the year ended December 31, 2021, we are subject to $7.6 million of BEAT tax.

For the year ended December 31, 2021, the net foreign impact is driven mainly by the Hungarian net operating loss and foreign tax credit carryforward that are both fully offset in the change in valuation allowance (see discussion below).

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the years ended December 31, 2021 and 2020, there were no material tax impacts to our consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
For the years ended December 31, 2021, 2020 and 2019 we have asserted indefinite reinvestment on certain earnings of our foreign subsidiaries. As of December 31, 2021, we have not recorded approximately $21.1 million of deferred tax liabilities associated with remaining unremitted earnings considered indefinitely reinvested, primarily related to foreign withholding taxes that would be due upon repatriation of the designated earnings to the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2021	2020
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$17,212	$29,754
Net operating loss carryforwards	200,196	108,643
Inventories	21,216	36,402
Credit and capital loss carryforwards	185,832	136,956
Warranty and accrued liabilities	26,116	27,483
Operating lease liability	27,211	25,446
Section 59(e) capitalized expenses	43,434	21,668
Other	95,779	76,202
Total deferred tax assets	616,996	462,554
Valuation allowances	(415,962)	(287,410)
Net deferred tax assets	201,034	175,144
Deferred tax liabilities related to:
Property, plant and equipment	—	(11,714)
Goodwill and intangibles	(123,133)	(123,486)
Foreign undistributed earnings	(15,529)	(50,332)
Operating lease right-of-use-assets	(25,556)	(25,799)
Other	(1,936)	(19,100)
Total deferred tax liabilities	(166,154)	(230,431)
Deferred tax asset/(liabilities), net	$34,880	$(55,287)

We have $1,643.4 million of U.S. and foreign net operating loss carryforwards at December 31, 2021. Of this total, $24.7 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2027. The majority of our foreign net operating losses, with the exception of the gross net operating loss of $1,256.5 million in Hungary that has a full valuation allowance (see discussion below), carry forward without expiration. Additionally, we have $86.4 million of foreign tax credit carryforwards at December 31, 2021. The foreign tax credit carryforwards, if unused, will expire in 2026, 2028-2031 tax years.

Our valuation allowances primarily relate to the deferred tax assets established for U.S. foreign tax credit carryforwards of $86.4 million, Hungarian net operating loss carryforward of $113.1 million, a foreign capital loss carryforward of $94.9 million, and other foreign deferred tax assets of $121.6 million. The Hungarian net operating loss carryforward was a result of a local statutory impairment of investments in subsidiaries. It is more likely than not that the loss will not be utilized within its five year carryforward period and, therefore, has a full valuation allowance. The foreign capital loss carryforward was the result of a reorganization of certain foreign subsidiaries in 2019. Due to its capital nature, it is more likely than not that the loss will not be utilized within its ten year carryforward period and, therefore, has a full valuation allowance.

Earnings before income taxes comprised:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
U.S.	$(52,915)	$73,109	$110,500
Foreign	186,504	129,183	211,933
Total	$133,589	$202,292	$322,433
A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2021	2020	2019
Balance — January 1	$54.8	$40.6	$41.2
Gross amount of increase (decrease) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	8.0	3.8	8.8
During the current period	4.5	11.1	6.3
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(10.2)	(0.2)	(11.4)
Lapse of the applicable statute of limitations	(5.1)	(2.5)	(3.2)
Increase (decrease) in unrecognized tax benefits relating to foreign currency translation adjustments	(2.1)	2.0	(1.1)
Balance — December 31	$49.9	$54.8	$40.6
The amount of gross unrecognized tax benefits at December 31, 2021, was $67.1 million, which includes $17.2 million of accrued interest and penalties. Of this amount $54.3 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2015 or foreign income tax audits for years through 2014. We are currently under examination for various years in Canada, Germany, India, Indonesia, Italy, Malaysia, Mexico, the Philippines, Saudi Arabia, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $13 million within the next 12 months.

The following schedule presents the changes in deferred tax asset valuation allowance as follows:

(Amounts in thousands)	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
Year Ended December 31, 2021
Deferred tax asset valuation allowance(1):	287,410	178,203	(15,572)	(34,079)	415,962
Year Ended December 31, 2020
Deferred tax asset valuation allowance(1):	266,414	49,950	(529)	(28,425)	287,410
Year Ended December 31, 2019
Deferred tax asset valuation allowance(1):	133,929	145,010	1,832	(14,357)	266,414
______________________________
(1)Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved. Additions in 2021 include generation of net operating losses and foreign tax credits and in 2019 include the generation of a capital loss carryforward.

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

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2021, 2020 and 2019 reconciled to the amounts reported in the consolidated financial statements.

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2021:
Sales to external customers	$2,468,098	$1,072,962	$3,541,060	$—	$3,541,060
Intersegment sales	2,750	2,924	5,674	(5,674)	—
Segment operating income (loss)	243,203	119,651	362,854	(92,095)	270,759
Depreciation and amortization	51,094	21,286	72,380	27,442	99,822
Identifiable assets	2,927,346	1,223,316	4,150,662	599,106	4,749,768
Capital expenditures	21,575	12,283	33,858	21,078	54,936

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2020:
Sales to external customers	$2,673,705	$1,054,429	$3,728,134	$—	$3,728,134
Intersegment sales	1,965	3,120	5,085	(5,085)	—
Segment operating income (loss)	270,960	125,573	396,533	(146,256)	250,277
Depreciation and amortization	52,390	21,949	74,339	26,414	100,753
Identifiable assets	3,039,069	1,308,136	4,347,205	967,472	5,314,677
Capital expenditures	21,714	14,043	35,757	21,648	57,405

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2019:
Sales to external customers	$2,704,445	$1,235,252	$3,939,697	$—	$3,939,697
Intersegment sales	1,833	3,631	5,464	(5,464)	—
Segment operating income (loss)	343,514	191,945	535,459	(148,836)	386,623
Depreciation and amortization	50,845	23,577	74,422	31,482	105,904
Identifiable assets	2,974,161	1,333,926	4,308,087	630,190	4,938,277
Capital expenditures	26,450	14,449	40,899	34,817	75,716

Geographic Information — We attribute sales to different geographic areas based on our facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes, goodwill and intangible assets. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2021
	Sales	Percentage	Long-Lived Assets(a)	Percentage
	(Amounts in thousands, except percentages)
United States	$1,376,771	38.9%	$476,176	49.2%
EMA(1)	1,270,326	35.9%	298,426	30.8%
Asia(2)	557,314	15.7%	141,810	14.6%
Other(3)	336,649	9.5%	51,688	5.4%
Consolidated total	$3,541,060	100.0%	$968,100	100.0%

	Year Ended December 31, 2020
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,463,680	39.3%	$455,622	46.2%
EMA(1)	1,385,245	37.2%	336,577	34.1%
Asia(2)	535,440	14.4%	138,947	14.1%
Other(3)	343,769	9.1%	55,278	5.6%
Consolidated total	$3,728,134	100.0%	$986,424	100.0%

	Year Ended December 31, 2019
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,632,582	41.4%	$481,474	48.0%
EMA(1)	1,397,308	35.5%	312,668	31.2%
Asia(2)	551,759	14.0%	143,848	14.3%
Other(3)	358,048	9.1%	64,846	6.5%
Consolidated total	$3,939,697	100.0%	$1,002,836	100.0%
___________________________________
(1)"EMA" includes Europe, the Middle East and Africa. Germany accounted for approximately 6% for 2021, 7% for 2020 and 6% for 2019, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.
(2)"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.
(3)"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 67% of total sales in 2021, 65% of total sales in 2020 and 63% of total sales in 2019.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

21.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2021				2020
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity	Total(1)
Balance - January 1	$(456,549)	$(146,723)	$(488)	$(603,760)	$(441,364)	$(137,161)	$(671)	$(579,196)
Other comprehensive income (loss) before reclassifications	524	34,960	(848)	34,636	(15,185)	(18,979)	183	(33,981)
Amounts reclassified from AOCL	—	10,098	—	10,098	—	9,417	—	9,417
Net current-period other comprehensive income (loss)	524	45,058	(848)	44,734	(15,185)	(9,562)	183	(24,564)
Balance - December 31	$(456,025)	$(101,665)	$(1,336)	$(559,026)	$(456,549)	$(146,723)	$(488)	$(603,760)
_______________________________________
(1)Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.6 million, $5.9 million and $5.1 million for December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, foreign currency translation impacts primarily represented the weakening of the Euro, Colombian peso and Mexican peso exchange rates versus the U.S. dollar for the period. For the year ended December 31, 2020, foreign currency translation impacts primarily represented the strengthening of the Euro, Chinese yuan, British pound and Canadian dollar exchange rates versus the U.S. dollar for the period. Amounts in parentheses indicate debits.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2021(1)	2020(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(12,213)	$(11,161)
Prior service costs(2)	Other income (expense), net	(610)	(568)
Settlements and other(2)	Other income (expense), net	(640)	(836)
	Tax benefit	3,365	3,148
	Net of tax	$(10,098)	$(9,417)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 14 for additional details.

22.REALIGNMENT AND TRANSFORMATION PROGRAMS

In the second quarter of 2020, we identified and initiated certain realignment activities resulting from our Flowserve 2.0 Transformation Program (defined below) to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our consolidated statements of income. The total investment in these activities is anticipated to be approximately $95 million and the majority of the charges were incurred in 2020 and 2021. There are certain other realignment activities that are being evaluated, but have not yet been finalized and therefore not included in total anticipated realignment investment above.
In the second quarter of 2018, we launched and committed resources to our Flowserve 2.0 Transformation ("Flowserve 2.0 Transformation"), a program designed to transform our business model to drive operational excellence, reduce complexity, accelerate growth, improve organizational health and better leverage our existing global platform. The Flowserve 2.0 Transformation expenses incurred primarily consisted of professional services, project management and related travel costs recorded in SG&A expenses. As of December 31, 2020, the Flowserve 2.0 Transformation efforts were substantially completed. For the period ended December 31, 2021, there were no Flowserve 2.0 Transformation charges.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, related to our realignment activities and Flowserve 2.0 Transformation charges.

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$8,046	$811	$8,857	$—	$8,857
SG&A(1)	665	(9)	656	—	656
	$8,711	$802	$9,513	$—	$9,513
Non-Restructuring Charges
COS	$6,203	$1,196	$7,399	$590	$7,989
SG&A	368	708	1,076	3,913	4,989
	$6,571	$1,904	$8,475	$4,503	$12,978

Total Realignment Charges
COS	$14,249	$2,007	$16,256	$590	$16,846
SG&A	1,033	699	1,732	3,913	5,645
Total	$15,282	$2,706	$17,988	$4,503	$22,491

	December 31, 2020
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$19,510	$1,122	$20,632	$—	$20,632
SG&A	156	335	491	(16)	475
	$19,666	$1,457	$21,123	$(16)	$21,107
Non-Restructuring Charges
COS	$19,328	$7,285	$26,613	$52	$26,665
SG&A	11,166	4,605	15,771	18,527	34,298
	$30,494	$11,890	$42,384	$18,579	$60,963

Transformation Charges
SG&A	$—	$—	$—	$22,719	$22,719
	$—	$—	$—	$22,719	$22,719

Total Realignment and Transformation Charges
COS	$38,838	$8,407	$47,245	$52	$47,297
SG&A	11,322	4,940	16,262	41,230	57,492
Total	$50,160	$13,347	$63,507	$41,282	$104,789

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Program initiated in 2020:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$25,875	$2,037	$27,912	$—	$27,912
SG&A	716	333	1,049	(17)	1,032
	$26,591	$2,370	$28,961	$(17)	$28,944
Non-Restructuring Charges
COS	$25,407	$723	$26,130	$642	$26,772
SG&A	11,049	5,262	16,311	21,795	38,106
	$36,456	$5,985	$42,441	$22,437	$64,878
Total Realignment Charges
COS	$51,282	$2,760	$54,042	$642	$54,684
SG&A	11,765	5,595	17,360	21,778	39,138
Total	$63,047	$8,355	$71,402	$22,420	$93,822
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities. Restructuring charges incurred related to our 2020 Realignment Program:

	December 31, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$964	$34	$2,683	$5,176	$8,857
SG&A	167	—	—	489	656
Total	$1,131	$34	$2,683	$5,665	$9,513

	December 31, 2020
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,927	$52	$1,409	$2,244	$20,632
SG&A	223	—	11	241	475
Total	$17,150	$52	$1,420	$2,485	$21,107

The following is a summary of total inception to date charges, net of adjustments, related to our 2020 Realignment Program:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,202	$86	$4,095	$7,529	$27,912
SG&A	251	—	14	767	1,032
Total	$16,453	$86	$4,109	$8,296	$28,944
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the years ended December 31, 2021 and 2020:

(Amounts in thousands)	2021	2020
Balance at January 1,	$18,255	$6,703
Charges	6,829	19,686
Cash expenditures	(18,942)	(9,146)
Other non-cash adjustments, including currency	(1,274)	1,012
Balance at December 31,	$4,868	$18,255

23.QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2021 and 2020 (amounts in millions, except per share data):

	2021
Quarter	4th	3rd	2nd	1st
Sales	$919.5	$866.1	$898.2	$857.3
Gross profit	267.1	253.5	278.2	250.9
Earnings before income taxes	20.8	41.4	50.5	21.0
Net earnings attributable to Flowserve Corporation	16.7	49.8	45.4	14.1
Earnings per share(1):
Basic	$0.13	$0.38	$0.35	$0.11
Diluted	0.13	0.38	0.35	0.11

	2020
Quarter	4th	3rd	2nd	1st
Sales	$985.3	$924.3	$925.0	$893.5
Gross profit	295.4	285.2	269.7	266.5
Earnings before income taxes	60.4	78.0	12.8	51.2
Net earnings attributable to Flowserve Corporation	56.1	56.1	6.1	12.1
Earnings per share(1):
Basic	$0.43	$0.43	$0.05	$0.09
Diluted	0.43	0.43	0.05	0.09
_______________________________________
(1)Earnings per share is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding or rounding.
Our Quarterly Reports on Form 10-Q filed for the respective periods in 2020 were adjusted to reflect the impact of the revision as described in Note 2 of this Annual Report.

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2021, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2021, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Other
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” “Delinquent Section 16(a)

Reports,” to the extent applicable, and “Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2022 annual meeting of shareholders.
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

ITEM 11.EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote to Approve Executive Compensation,” “Delinquent Section 16(a) Reports,” to the extent applicable, “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2022 annual meeting of shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2022 annual meeting of shareholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Board Committees” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2022 annual meeting of shareholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2022 annual meeting of shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2021 and 2020:
For each of the three years in the period ended December 31, 2021:
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules
None

Financial statement schedules not included in this Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated May 25, 2021).

3.2
Flowserve Corporation By-Laws, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated May 25, 2021).

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

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) dated February 18, 2020).
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

Exhibit No.	Description
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

10.19	Amendment to Flowserve Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2020).*
10.20
Form of Restrictive Covenants Agreement for Officer (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2020).*

10.21
Form of Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2020).*

Exhibit No.	Description
10.22+	Form of 2021 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Annual Award).*
10.23+	Form of 2021 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Retention Award).*
10.24
Form of Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (TSR) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2020).*

10.25	Form of Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (ROIC) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2020).*
10.26+	Form of 2021 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*
14.1	Flowserve Corporation Employee Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of August 15, 2019).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
_______________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.
+	Filed herewith.
++	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David E. Roberts	Non-Executive Chairman of the Board	February 23, 2022
David E. Roberts

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
R. Scott Rowe

/s/ Amy B. Schwetz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Amy B. Schwetz

/s/ Scott K. Vopni	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Scott K. Vopni

/s/ Sujeet Chand	Director	February 23, 2022
Sujeet Chand

/s/ Ruby R. Chandy	Director	February 23, 2022
Ruby R. Chandy

/s/ Gayla J. Delly	Director	February 23, 2022
Gayla J. Delly

/s/ Roger L. Fix	Director	February 23, 2022
Roger L. Fix

/s/ John R. Friedery	Director	February 23, 2022
John R. Friedery

/s/ John L. Garrison	Director	February 23, 2022
John L. Garrison

/s/ Michael C. McMurray	Director	February 23, 2022
Michael C. McMurray

/s/ Carlyn R. Taylor	Director	February 23, 2022
Carlyn R. Taylor