Form 10-Q
period 2022-06-30
FLOWSERVE CORP
filed 2022-07-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2022 there were 130,693,455 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended June 30, 2022 and 2021 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Six Months Ended June 30, 2022 and 2021 (unaudited)	2
Condensed Consolidated Balance Sheets – Condensed Consolidated Balance Sheets – June 30, 2022 and December 31, 2021 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended June 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Six Months Ended June, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2022 and 2021 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	42
SIGNATURES	43
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2022	2021
Sales	$882,222	$898,178
Cost of sales	(632,393)	(619,940)
Gross profit	249,829	278,238
Selling, general and administrative expense	(194,606)	(210,789)
Gain on sale of business	—	1,806
Net earnings from affiliates	5,109	2,907
Operating income	60,332	72,162
Interest expense	(11,062)	(14,322)
Interest income	854	465
Other income (expense), net	7,589	(7,850)
Earnings before income taxes	57,713	50,455
Provision for income taxes	(11,618)	(2,711)
Net earnings, including noncontrolling interests	46,095	47,744
Less: Net earnings attributable to noncontrolling interests	(1,318)	(2,390)
Net earnings attributable to Flowserve Corporation	$44,777	$45,354
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.34	$0.35
Diluted	0.34	0.35

Weighted average shares - basic	130,666	130,305
Weighted average shares - diluted	131,245	130,804

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2022	2021
Net earnings, including noncontrolling interests	$46,095	$47,744
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(7,299) and $(6,401), respectively	(64,160)	13,998
Pension and other postretirement effects, net of taxes of $(457) and $(472), respectively	6,570	2,059
Cash flow hedging activity, net of taxes of $(9) and $(5), respectively	29	15
Other comprehensive income (loss)	(57,561)	16,072
Comprehensive income (loss), including noncontrolling interests	(11,466)	63,816
Comprehensive (income) loss attributable to noncontrolling interests	(1,321)	(2,403)
Comprehensive income (loss) attributable to Flowserve Corporation	$(12,787)	$61,413

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2022	2021
Sales	$1,703,280	$1,755,486
Cost of sales	(1,243,803)	(1,226,348)
Gross profit	459,477	529,138
Selling, general and administrative expense	(400,816)	(409,104)
Gain on sale of business	—	1,806
Net earnings from affiliates	9,039	6,425
Operating income	67,700	128,265
Interest expense	(21,755)	(31,101)
Loss on extinguishment of debt	—	(7,610)
Interest income	1,797	1,067
Other income (expense), net	(524)	(19,213)
Earnings before income taxes	47,218	71,408
Provision for income taxes	(14,800)	(6,503)
Net earnings, including noncontrolling interests	32,418	64,905
Less: Net earnings attributable to noncontrolling interests	(3,458)	(5,471)
Net earnings attributable to Flowserve Corporation	$28,960	$59,434
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.22	$0.46
Diluted	0.22	0.45

Weighted average shares - basic	130,554	130,366
Weighted average shares - diluted	131,148	130,905

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2022	2021
Net earnings, including noncontrolling interests	$32,418	$64,905
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(20,605) and $(5,747), respectively	(80,904)	3,109
Pension and other postretirement effects, net of taxes of $(711) and $(942), respectively	10,157	6,318
Cash flow hedging activity, net of taxes of $(18) and $(67), respectively	58	217
Other comprehensive income (loss)	(70,689)	9,644
Comprehensive income (loss), including noncontrolling interests	(38,271)	74,549
Comprehensive (income) loss attributable to noncontrolling interests	(4,798)	(5,633)
Comprehensive income (loss) attributable to Flowserve Corporation	$(43,069)	$68,916

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$458,345	$658,452
Accounts receivable, net of allowance for expected credit losses of $78,776 and $74,336, respectively	735,895	739,210
Contract assets, net of allowance for expected credit losses of $3,704 and $2,393, respectively	197,128	195,598
Inventories, net	748,920	678,287
Prepaid expenses and other	140,639	117,130
Total current assets	2,280,927	2,388,677
Property, plant and equipment, net of accumulated depreciation of $1,150,876 and $1,191,823, respectively	487,299	515,927
Operating lease right-of-use assets, net	178,974	193,863
Goodwill	1,162,514	1,196,479
Deferred taxes	34,582	44,049
Other intangible assets, net	139,786	152,463
Other assets, net of allowance for expected credit losses of $67,968 and $67,696, respectively	298,650	258,310
Total assets	$4,582,732	$4,749,768

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$433,508	$410,062
Accrued liabilities	374,575	445,092
Contract liabilities	205,175	202,965
Debt due within one year	46,306	41,058
Operating lease liabilities	32,153	32,628
Total current liabilities	1,091,717	1,131,805
Long-term debt due after one year	1,241,636	1,261,770
Operating lease liabilities	153,580	166,786
Retirement obligations and other liabilities	341,906	352,062
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	500,013	506,386
Retained earnings	3,666,935	3,691,023
Treasury shares, at cost – 46,377 and 46,794 shares, respectively	(2,037,839)	(2,057,706)
Deferred compensation obligation	6,921	7,214
Accumulated other comprehensive loss	(635,618)	(563,589)
Total Flowserve Corporation shareholders’ equity	1,721,403	1,804,319
Noncontrolling interests	32,490	33,026
Total equity	1,753,893	1,837,345
Total liabilities and equity	$4,582,732	$4,749,768
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — April 1, 2022	176,793	$220,991	$496,151	$3,648,678	(46,424)	$(2,039,900)	$7,122	$(578,053)	$36,066	$1,791,055
Stock activity under stock plans	—	—	(2,024)	—	47	2,061	(201)	—	—	(164)
Stock-based compensation	—		5,886	—	—	—	—	—	—	5,886
Net earnings	—	—	—	44,777	—	—	—	—	1,318	46,095
Cash dividends declared	—	—	—	(26,520)	—	—	—	—	—	(26,520)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(57,565)	4	(57,561)
Other, net	—	—	—	—	—	—	—	—	(4,898)	(4,898)
Balance — June 30, 2022	176,793	$220,991	$500,013	$3,666,935	(46,377)	$(2,037,839)	$6,921	$(635,618)	$32,490	$1,753,893

Balance — April 1, 2021	176,793	$220,991	$488,906	$3,658,158	(46,496)	$(2,045,937)	$6,114	$(616,200)	$29,754	$1,741,786
Stock activity under stock plans	—	—	(1,397)	—	1	107	963	—	—	(327)
Stock-based compensation	—	—	6,712	—	—	—	—	—	—	6,712
Net earnings	—	—	—	45,354	—	—	—	—	2,390	47,744
Cash dividends declared	—	—	—	(26,395)	—	—	—	—	—	(26,395)
Repurchases of common shares	—	—	—	—	(311)	(12,449)	—	—	—	(12,449)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	16,058	14	16,072
Other, net	—	—	—	—	—	—	—	(1)	(2,450)	(2,451)
Balance — June 30, 2021	176,793	$220,991	$494,221	$3,677,117	(46,806)	$(2,058,279)	$7,077	$(600,143)	$29,708	$1,770,692
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2022	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(23,270)	—	417	19,867	(293)	—	—	(3,696)
Stock-based compensation	—	—	16,897	—	—	—	—	—	—	16,897
Net earnings	—	—	—	28,960	—	—	—	—	3,458	32,418
Cash dividends declared	—	—	—	(53,048)	—	—	—	—	—	(53,048)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(72,029)	1,340	(70,689)
Other, net	—	—	—	—	—	—	—	—	(5,334)	(5,334)
Balance — June 30, 2022	176,793	$220,991	$500,013	$3,666,935	(46,377)	$(2,037,839)	$6,921	$(635,618)	$32,490	$1,753,893

Balance — January 1, 2021	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(24,478)	—	402	18,561	913	—	—	(5,004)
Stock-based compensation	—	—	16,472	—	—	—	—	—	—	16,472
Net earnings	—	—	—	59,434	—	—	—	—	5,471	64,905
Cash dividends declared	—	—	—	(52,860)	—	—	—	—	—	(52,860)
Repurchases of common shares	—	—	—	—	(440)	(17,531)	—	—	—	(17,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	9,482	162	9,644
Other, net	—	—	—	—	—	—	—	—	(6,255)	(6,255)
Balance — June 30, 2021	176,793	$220,991	$494,221	$3,677,117	(46,806)	$(2,058,279)	$7,077	$(600,143)	$29,708	$1,770,692
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2022	2021
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$32,418	$64,905
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	40,034	44,491
Amortization of intangible and other assets	6,748	7,433
Loss on extinguishment of debt	—	7,610
Stock-based compensation	16,896	16,472
Foreign currency, asset write downs and other non-cash adjustments	(3,982)	12,460
Change in assets and liabilities:
Accounts receivable, net	(21,638)	14,285
Inventories, net	(96,737)	(30,784)
Contract assets, net	(7,705)	12,232
Prepaid expenses and other assets, net	(19,769)	(16,187)
Accounts payable	33,550	(41,146)
Contract liabilities	9,642	17,026
Accrued liabilities and income taxes payable	(65,773)	(37,123)
Retirement obligations and other	10,028	(2,761)
Net deferred taxes	(5,079)	(7,607)
Net cash flows provided (used) by operating activities	(71,367)	61,306
Cash flows – Investing activities:
Capital expenditures	(31,012)	(22,541)
Proceeds from disposal of assets and other	2,015	(1,299)
Net cash flows provided (used) by investing activities	(28,997)	(23,840)
Cash flows – Financing activities:
Payments on senior notes	—	(407,473)
Payments on term loan	(15,921)	—
Proceeds under other financing arrangements	1,029	1,386
Payments under other financing arrangements	(720)	(3,256)
Repurchases of common shares	—	(17,531)
Payments related to tax withholding for stock-based compensation	(4,497)	(5,777)
Payments of dividends	(52,267)	(52,168)
Other	(5,334)	(6,275)
Net cash flows provided (used) by financing activities	(77,710)	(491,094)
Effect of exchange rate changes on cash	(22,033)	(11,249)
Net change in cash and cash equivalents	(200,107)	(464,877)
Cash and cash equivalents at beginning of period	658,452	1,095,274
Cash and cash equivalents at end of period	$458,345	$630,397
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2022 and 2021 and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").
Coronavirus Pandemic ("COVID-19") - During the first six months of 2022, we continue to be challenged by macroeconomics and global economic impacts based on the disruption and uncertainties caused by COVID-19. As a result of the COVID-19 pandemic’s effect on oil prices, many of our large customers reduced capital expenditures and budgets in 2020. To date, while we have seen customer maintenance, repair and overhaul ("MRO") and aftermarket spending return to pre-pandemic levels, and although we are seeing momentum in project-based capital expenditures, such oil and gas business has yet to return to pre-pandemic levels. In addition, many of our suppliers have also experienced varying lengths of production and shipping delays related to the COVID-19 pandemic and its effects, some of which continue to exist in highly affected countries. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs. As a result of the macroeconomic impact of COVID-19 we have also experienced labor constraints and inflationary pressures.
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
Russia and Ukraine Conflict - In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have commenced the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers, terminate our approximately 50 Russia-based employees and terminate other related contractual commitments, and currently expect this process to continue throughout 2022.
In 2021 our Russian subsidiary had approximately $14 million of sales with an additional $36 million of sales from certain of our other foreign subsidiaries into the Russian market. As of March 31, 2022, the net assets held on our Russian subsidiary's balance sheet were $2.7 million, including $7.1 million of cash, $3.6 million of accounts receivables, a $9.3 million net intercompany payable position and other immaterial amounts. In addition, certain of our other foreign subsidiaries had open contracts with Russian customers that were subsequently cancelled for which revenue had been previously recognized over time utilizing the percentage of completion ("POC") method. As a result of the above, in the first quarter of 2022 we recorded a

$20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record a contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have or are anticipated to be cancelled. We reevaluated our financial exposure as of June 30, 2022 and concluded that the reserve recorded as of March 31, 2022 is sufficient and no changes to material reserves were needed.
The following table presents the above impacts of the Russia pre-tax charge:

	Six Months Ended June 30, 2022
(Amounts in thousands)	Flowserve Pump Division	Flow Control Division	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. To date, these impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
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

Our primary method for recognizing revenue over time is the POC method. Revenue from products and services transferred to customers over time accounted for approximately 13% and 15% of total revenue for the three month period ended June 30, 2022 and 2021, respectively, and 12% and 16% for the six month period ended June 30, 2022 and 2021, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 87% and 85% of total revenue for the three month period ended June 30, 2022 and 2021, respectively, and 88% and 84% for the six month period ended June 30, 2022 and 2021, respectively. Refer to Note 3 to our consolidated financial statements included in our 2021 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$212,760	$198,597	$411,357
Aftermarket	401,665	69,200	470,865
	$614,425	$267,797	$882,222

	Three Months Ended June 30, 2021
	FPD	FCD	Total
Original Equipment	$220,387	$214,097	$434,484
Aftermarket	397,047	66,647	463,694
	$617,434	$280,744	$898,178

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$413,100	$381,439	$794,539
Aftermarket	775,312	133,429	908,741
	$1,188,412	$514,868	$1,703,280

	Six Months Ended June 30, 2021
	FPD	FCD	Total
Original Equipment	$434,541	$406,817	$841,358
Aftermarket	785,059	129,069	914,128
	$1,219,600	$535,886	$1,755,486
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$265,657	$119,791	$385,448
Latin America(2)	48,294	4,955	53,249
Middle East and Africa	84,935	22,049	106,984
Asia Pacific	97,557	72,418	169,975
Europe	117,982	48,584	166,566
	$614,425	$267,797	$882,222

	Three Months Ended June 30, 2021
	FPD	FCD	Total
North America(1)	$243,611	$98,118	$341,729
Latin America(2)	52,219	8,879	61,098
Middle East and Africa	69,662	26,530	96,192
Asia Pacific	119,375	88,944	208,319
Europe	132,567	58,273	190,840
	$617,434	$280,744	$898,178

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$504,368	$227,429	$731,797
Latin America(2)	95,914	10,504	106,418
Middle East and Africa	156,636	43,398	200,034
Asia Pacific	199,156	140,209	339,365
Europe	232,338	93,328	325,666
	$1,188,412	$514,868	$1,703,280

	Six Months Ended June 30, 2021
	FPD	FCD	Total
North America(1)	$467,582	$188,368	$655,950
Latin America(2)	94,256	15,694	109,950
Middle East and Africa	152,207	54,226	206,433
Asia Pacific	244,027	167,600	411,627
Europe	261,528	109,998	371,526
	$1,219,600	$535,886	$1,755,486
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On June 30, 2022, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $562 million. We estimate recognition of approximately $258 million of this amount as revenue in the remainder of 2022 and an additional $304 million in 2023 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2022 and 2021:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2022	$195,598	$426	$202,965	$464
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(118,177)	—
Revenue recognized in the period in excess of billings	256,608	1,659	—	—
Billings arising during the period in excess of revenue recognized	—	—	122,502	—
Amounts transferred from contract assets to receivables	(246,405)	(380)	230	—
Currency effects and other, net	(8,673)	(1,671)	(2,345)	(19)
Ending balance, June 30, 2022	$197,128	$34	$205,175	$445

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2021	$277,734	$1,139	$194,227	$822
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(112,835)	—
Revenue recognized in the period in excess of billings	321,040	54	—	—
Billings arising during the period in excess of revenue recognized	—	—	126,591	—
Amounts transferred from contract assets to receivables	(326,634)	(28)	—	—
Currency effects and other, net	(9,909)	(86)	1,109	(19)
Ending balance, June 30, 2021	$262,231	$1,079	$209,092	$803
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
The following table presents the changes in the allowance for expected credit losses for our trade receivables and contract assets for the six months ended June 30, 2022 and 2021:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	6,763	1,338
Write-offs	(600)	—
Currency effects and other, net	(1,723)	(27)
Ending balance, June 30, 2022	$78,776	$3,704

Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	865	—
Write-offs	(2,015)	—
Currency effects and other, net	756	(167)
Ending balance, June 30, 2021	$74,782	$3,038
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the six months ended June 30, 2022 and 2021:

(Amounts in thousands)	2022	2021
Balance at January 1	$67,696	$67,842
Currency effects and other, net	272	(72)
Balance at June 30	$67,968	$67,770
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2022.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 9,669,056 were available for issuance as of June 30, 2022. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2022, 114,943 stock options were outstanding. No stock options were granted or vested during the six months ended June 30, 2022 and 2021.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $34.0 million and $24.2 million at June 30, 2022 and December 31, 2021, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2022 and 2021 was $1.9 million and $0.9 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2022 and 2021 was $22.5 million and $24.4 million, respectively.
We recorded stock-based compensation expense of $4.6 million ($5.9 million pre-tax) and $5.1 million ($6.7 million pre-tax) for the three months ended June 30, 2022 and 2021, respectively. We recorded stock-based compensation expense of $13.1 million ($16.9 million pre-tax) and $12.7 million ($16.5 million pre-tax) for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2022
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2022	1,671,011	$43.06
Granted	967,278	32.93
Vested	(523,055)	43.03
Forfeited	(214,147)	45.72
Outstanding as of June 30, 2022	1,901,087	$37.62
Unvested Restricted Shares outstanding as of June 30, 2022 included approximately 481,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital, total shareholder return ("TSR") or free cash flow as a percent of net income over a three-year period. Performance units issued in 2022 and 2021 include a secondary measure, relative TSR, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued in 2022 and 2021 have a vesting percentage between 0% and 230%. Performance units issued in 2020 have a vesting percentage between 0% and 200%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,059,000 shares based on performance targets. As of June 30, 2022, we estimate vesting of approximately 410,000 shares based on expected achievement of performance targets.

5.Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 9 to our consolidated financial statements included in our 2021 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected hedge accounting for our foreign exchange forward contracts and the changes in the fair values are recognized immediately in our condensed consolidated statements of income.
Foreign exchange forward contracts with third parties had a notional value of $413.9 million and $425.2 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the length of foreign exchange forward contracts currently in place ranged from 21 days to 32 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Current derivative assets	$831	$740
Noncurrent derivative assets	—	2
Current derivative liabilities	5,050	2,924
Noncurrent derivative liabilities	112	82
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Gains (losses) recognized in income	$2,592	$(4,312)	$233	$1,793
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we enter into cross-currency swap agreements as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on April 14, 2021 and March 9, 2021, we entered into cross currency swap agreements, with both having termination dates of October 1, 2030 and the March 9, 2021 cross currency swap having an early termination date of March 11, 2025. Also, during the third quarter of 2020 we entered into a cross currency swap agreement with termination date of October 1, 2030 and an early termination date of September 22, 2025. The swap agreements are designated as net investment hedges and as of June 30, 2022 the combined notional value of these swaps was €423.2 million. The swaps are classified as Level II under the fair value hierarchy.
The fair values of our cross-currency swaps are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Other assets, net	$68,990	$23,129
We exclude the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss ("AOCL") on our consolidated balance sheet. For the three and six months ending June 30, 2022, an interest accrual of $2.1 million and $4.2 million, respectively, was recognized within interest expense in our condensed consolidated statements of income. For the three months and six months ending June 30, 2021, an interest accrual of $1.8 million and $2.4 million, respectively, was recognized within interest expense.
The cumulative net investment hedge (gains) losses, net of deferred taxes, under cross-currency swaps recorded in AOCL on our condensed consolidated balance sheet are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
(Gain) loss-included component (1)	$(18,870)	$1,798	$(44,256)	$185
(Gain) loss-excluded component (2)	(7,634)	(11,749)	(8,508)	3,890
(Gain) loss recognized in AOCL	$(26,504)	$(9,951)	$(52,764)	$4,075
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.
In March 2015, we designated €255.7 million of our 1.25% EUR 2022 Senior Notes ("2022 Euro Senior Notes") as a net investment hedge of our Euro investment in certain of our international subsidiaries. On September 22, 2020, we increased the designated hedged value on the 2022 Euro Senior Notes to €336.3 million, which reflected the remaining balance of the 2022 Euro Senior Notes. For each reporting period, the change in the carrying value due to the remeasurement of the effective portion was reported in AOCL on our condensed consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, was recognized in other income (expense), net in our condensed consolidated statements of income. As a result of the redemption of our 2022 Euro Senior Notes in the first quarter of 2021, we dedesignated the hedged value of our net investment hedge.
Prior to the dedesignation, the cumulative impact recorded in AOCL on our condensed consolidated balance sheet from the change in carrying value due to the remeasurement of the effective portion of the net investment hedge is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Loss recognized in AOCL	$—	$—	$—	$29,554
We use the spot method to measure the effectiveness of our net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness during the three and six months ended June 30, 2022 and 2021, respectively.

6.Debt
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2022	2021
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $5,335 and $5,611, respectively	$494,665	$494,389
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $6,003 and $6,273, respectively	493,997	493,727
Term Loan Facility, interest rate of 3.50% at June 30, 2022 and 1.45% at December 31, 2021, net of debt issuance costs of $540 and $639, respectively	276,960	291,861
Finance lease obligations and other borrowings	22,320	22,851
Debt and finance lease obligations	1,287,942	1,302,828
Less amounts due within one year	46,306	41,058
Total debt due after one year	$1,241,636	$1,261,770

Senior Notes
On March 19, 2021, we redeemed the remaining $400.9 million of our 2022 Euro Senior Notes and recorded a loss on early extinguishment of $7.6 million in the first quarter of 2021, which included the impact of a $6.6 million make-whole premium.
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
The interest rates per annum applicable to the Revolving Credit Facility are unchanged under the Amended and Restated Credit Agreement. The interest rates per annum applicable to the Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At June 30, 2022, the interest rate on the Revolving Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the three and six ended June 30, 2022.
Under the terms and conditions of the Amended and Restated Credit Agreement, interest rates per annum applicable to the Term Loan are stated as LIBOR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of June 30, 2022 and December 31, 2021, we had no revolving loans outstanding and we had outstanding letters of credit of $66.2 million and $78.3 million at June 30, 2022 and December 31, 2021, respectively. After consideration of the financial covenants under our Senior Credit Facility and outstanding letters of credit, as of June 30, 2022, the amount available for borrowings was limited to $277.1 million. As of December 31, 2021, the amount available for borrowings under our Revolving Credit Facility was $614.2 million.
Our compliance with applicable financial covenants under the Senior Notes and Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of June 30, 2022. We have scheduled repayments on our Term Loan of $7.5 million due in the third quarter of 2022 and $10.0 million due in each of the subsequent three quarters through June 30, 2023

7.Fair Value
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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at June 30, 2022 was $832.3 million compared to the carrying value of $988.7 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2022 and December 31, 2021.

8.Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Raw materials	$348,402	$318,348
Work in process	273,677	242,143
Finished goods	223,211	213,096
Less: Excess and obsolete reserve	(96,370)	(95,300)
Inventories, net	$748,920	$678,287

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2022	2021
Net earnings of Flowserve Corporation	$44,777	$45,354
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$44,777	$45,354
Weighted average shares:
Common stock	130,626	130,279
Participating securities	40	26
Denominator for basic earnings per common share	130,666	130,305
Effect of potentially dilutive securities	579	499
Denominator for diluted earnings per common share	131,245	130,804
Earnings per common share:
Basic	$0.34	$0.35
Diluted	0.34	0.35

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2022	2021
Net earnings of Flowserve Corporation	$28,960	$59,434
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$28,960	$59,434
Weighted average shares:
Common stock	130,518	130,342
Participating securities	36	24
Denominator for basic earnings per common share	130,554	130,366
Effect of potentially dilutive securities	594	539
Denominator for diluted earnings per common share	131,148	130,905
Earnings per common share:
Basic	$0.22	$0.46
Diluted	0.22	0.45
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning claims(1)	8,800	8,445	8,712	8,366
New claims	622	603	1,295	1,232
Resolved claims	(505)	(479)	(1,090)	(1,023)
Other(2)	—	(10)	—	(16)
Ending claims(1)	8,917	8,559	8,917	8,559
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2022	2021
Beginning balance, January 1,	$94,423	$99,530
Asbestos liability adjustments, net	—	1,000
Cash payment activity	(2,460)	(3,761)
Other, net	(1,819)	(1,284)
Ending balance, June 30,	$90,144	$95,485

During the three and six months ended June 30, 2022 the Company incurred expenses (net of insurance) of approximately $1.8 million and $3.6 million, respectively, compared to $1.8 million and $4.5 million, respectively, for the same periods in 2021 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $2.7 million and $(7.0) million, respectively, during the six months ended June 30, 2022 and 2021, respectively.
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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended June 30, 2022 and 2021 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2022	2021	2022	2021	2022	2021
Service cost	$6.1	$5.8	$1.4	$1.9	$—	$—
Interest cost	3.2	2.9	1.6	1.4	0.1	0.1
Expected return on plan assets	(6.2)	(6.2)	(1.3)	(1.7)	—	—
Amortization of unrecognized prior service cost and other costs	—	0.1	0.2	0.1	—	0.1
Amortization of unrecognized net loss	0.7	2.0	0.7	1.2	0.1	—
Net periodic cost recognized	$3.8	$4.6	$2.6	$2.9	$0.2	$0.2
Components of the net periodic cost for pension and postretirement benefits for the six months ended June 30, 2022 and 2021 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2022	2021	2022	2021	2022	2021
Service cost	$12.4	$12.6	$3.0	$3.7	$—	$—
Interest cost	6.6	6.0	3.3	2.8	0.2	0.2
Expected return on plan assets	(12.7)	(12.7)	(2.9)	(3.2)	—	—
Amortization of unrecognized prior service cost and other costs	0.1	0.1	0.3	0.2	0.1	0.1
Amortization of unrecognized net loss	1.7	3.9	1.4	2.3	0.1	—
Net periodic cost recognized	$8.1	$9.9	$5.1	$5.8	$0.4	$0.3
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
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We had no repurchases of shares of our outstanding common stock during three and six months ended June 30, 2022, compared to 311,000 and 440,000 shares, respectively, repurchased for $12.5 million and $17.5 million, respectively, for the same periods in 2021. As of June 30, 2022, we had $96.1 million of remaining capacity under our current share repurchase program.

13.Income Taxes
For the three months ended June 30, 2022, we earned $57.7 million before taxes and recorded a provision for income taxes of $11.6 million resulting in an effective tax rate of 20.1%. For the six months ended June 30, 2022, we earned $47.2 million before taxes and recorded a provision for income taxes of $14.8 million resulting in an effective tax rate of 31.4%. The effective tax rate varied from the U.S. federal statutory rate for the three ended June 30, 2022 primarily due to the net impact of foreign operations, partially offset by BEAT. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2022 primarily due to the current and anticipated tax impact of the Russia-Ukraine conflict on our business, partially offset by the net impact of foreign operations.
For the three months ended June 30, 2021, we earned $50.5 million before taxes and provided for income taxes of $2.7 million resulting in an effective tax rate of 5.4%. For the six months ended June 30, 2021, we earned $71.4 million before taxes and provided for income taxes of $6.5 million resulting in an effective tax rate of 9.1%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2021 primarily due to the net impact of foreign operations and favorable resolution of audits in foreign jurisdictions. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2021, primarily due to the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of restructuring specific aspects of our global financing arrangements and higher withholding taxes related to transactions with and amongst various foreign subsidiaries.
As of June 30, 2022, the amount of unrecognized tax benefits increased by $6.3 million from December 31, 2021. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2015 or non-U.S. income tax audits for years through 2014. We are currently under examination for various years in Canada, China, Germany, India, Indonesia, Italy, Malaysia, Mexico, the Philippines, Saudi Arabia, the U.S. and Venezuela.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of June 30, 2022. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance in certain foreign tax jurisdictions. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$614,425	$267,797	$882,222	$—	$882,222
Intersegment sales	445	609	1,054	(1,054)	—
Segment operating income	57,346	30,369	87,715	(27,383)	60,332

	Three Months Ended June 30, 2021
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$617,434	$280,744	$898,178	$—	$898,178
Intersegment sales	257	416	673	(673)	—
Segment operating income	67,845	37,229	105,074	(32,912)	72,162

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments		Eliminations and All Other	Consolidated Total
Sales to external customers	$1,188,412	$514,868	$1,703,280	0	$—	$1,703,280
Intersegment sales	2,043	1,393	3,436		(3,436)	—
Segment operating income	78,347	45,606	123,953		(56,253)	67,700

	Six Months Ended June 30, 2021
	FPD	FCD	Subtotal–Reportable Segments		Eliminations and All Other	Consolidated Total
Sales to external customers	$1,219,600	$535,886	$1,755,486	0	$—	$1,755,486
Intersegment sales	733	1,096	1,829		(1,829)	—
Segment operating income	121,627	61,942	183,569		(55,304)	128,265

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in AOCL, net of tax for the three months ended June 30, 2022 and 2021:

	2022				2021
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - April 1	$(472,769)	$(98,078)	$(1,307)	$(572,154)	$(467,326)	$(142,464)	$(286)	$(610,076)
Other comprehensive income (loss) before reclassifications (3)	(64,160)	5,415	—	(58,745)	13,998	(713)	—	13,285
Amounts reclassified from AOCL	—	1,155	29	1,184	—	2,772	15	2,787
Net current-period other comprehensive income (loss) (3)	(64,160)	6,570	29	(57,561)	13,998	2,059	15	16,072
Balance - June 30	$(536,929)	$(91,508)	$(1,278)	$(629,715)	$(453,328)	$(140,405)	$(271)	$(594,004)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.9 million and $6.1 million at April 1, 2022 and 2021, respectively, and $5.9 million and $6.1 million at June 30, 2022 and 2021, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $26.5 million and $10.0 million for the three months ended June 30, 2022 and 2021, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2022(1)	2021(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(1,468)	$(3,089)
Prior service costs(2)	Other income (expense), net	(144)	(155)
	Tax benefit	457	472
	Net of tax	$(1,155)	$(2,772)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest expense	$(38)	$(20)
	Tax benefit	9	5
	Net of tax	$(29)	$(15)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2022 and 2021:

	2022				2021
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1	$(456,025)	$(101,665)	$(1,336)	$(559,026)	$(456,437)	$(146,723)	$(488)	$(603,648)
Other comprehensive income (loss) before reclassifications (3)	(80,904)	7,373	—	(73,531)	3,109	804	—	3,913
Amounts reclassified from AOCL	—	2,784	58	2,842	—	5,514	217	5,731
Net current-period other comprehensive income (loss) (3)	(80,904)	10,157	58	(70,689)	3,109	6,318	217	9,644
Balance - June 30	$(536,929)	$(91,508)	$(1,278)	$(629,715)	$(453,328)	$(140,405)	$(271)	$(594,004)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.6 million and $5.9 million at January 1, 2022 and 2021, respectively, and $5.9 million and $6.1 million at June 30, 2022 and 2021, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $35.1 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2022(1)	2021(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(3,200)	$(6,148)
Prior service costs(2)	Other income (expense), net	(295)	(308)
	Tax benefit	711	942
	Net of tax	$(2,784)	$(5,514)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest expense	$(76)	$(284)
	Tax benefit	18	67
	Net of tax	$(58)	$(217)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

16.Realignment Programs
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our consolidated statements of income. We anticipate a total investment in these activities of approximately $95 million and the vast majority of the charges were incurred in 2020 and 2021 with the remainder to be incurred in 2022. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our Realignment Program:

	Three Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$604	$76	$680	$—	$680
SG&A	—	—	—	—	—
	$604	$76	$680	$—	$680
Non-Restructuring Charges
COS	$(225)	$12	$(213)	$—	$(213)
SG&A	2	33	35	27	62
	$(223)	$45	$(178)	$27	$(151)
Total Realignment Charges
COS	$379	$88	$467	$—	$467
SG&A	2	33	35	27	62
Total	$381	$121	$502	$27	$529

	Three Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$2,016	$171	$2,187	$—	$2,187
SG&A	667	—	667	—	667
	$2,683	$171	$2,854	$—	$2,854
Non-Restructuring Charges
COS	$1,558	$80	$1,638	$—	$1,638
SG&A	338	(129)	209	915	1,124
	$1,896	$(49)	$1,847	$915	$2,762
Total Realignment Charges
COS	$3,574	$251	$3,825	$—	$3,825
SG&A	1,005	(129)	876	915	1,791
Total	$4,579	$122	$4,701	$915	$5,616

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$885	$71	$956	$—	$956
SG&A	—	—	—	—	—
	$885	$71	$956	$—	$956
Non-Restructuring Charges
COS	$(589)	$(37)	$(626)	$(61)	$(687)
SG&A	77	50	127	(266)	(139)
	$(512)	$13	$(499)	$(327)	$(826)
Total Realignment Charges
COS	$296	$34	$330	$(61)	$269
SG&A	77	50	127	(266)	(139)
Total	$373	$84	$457	$(327)	$130

	Six Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$6,043	$470	$6,513	$—	$6,513
SG&A	667	(9)	658	—	658
	$6,710	$461	$7,171	$—	$7,171
Non-Restructuring Charges
COS	$5,449	$678	$6,127	$590	$6,717
SG&A	495	739	1,234	4,195	5,429
	$5,944	$1,417	$7,361	$4,785	$12,146

Total Realignment Charges
COS	$11,492	$1,148	$12,640	$590	$13,230
SG&A	1,162	730	1,892	4,195	6,087
Total	$12,654	$1,878	$14,532	$4,785	$19,317

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$26,761	$2,107	$28,868	$—	$28,868
SG&A	716	333	1,049	(17)	1,032
	$27,477	$2,440	$29,917	$(17)	$29,900
Non-Restructuring Charges
COS	$24,818	$686	$25,504	$581	$26,085
SG&A	11,126	5,312	16,438	21,529	37,967
	$35,944	$5,998	$41,942	$22,110	$64,052
Total Realignment Charges
COS	$51,579	$2,793	$54,372	$581	$54,953
SG&A	11,842	5,645	17,487	21,512	38,999
Total	$63,421	$8,438	$71,859	$22,093	$93,952
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our Realignment Program:

	Three Months Ended June 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$570	$—	$19	$91	$680
SG&A	—	—	—	—	—
Total	$570	$—	$19	$91	$680

	Three Months Ended June 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(154)	$—	$(849)	$3,190	$2,187
SG&A	168	—	—	499	667
Total	$14	$—	$(849)	$3,689	$2,854

	Six Months Ended June 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$568	$—	$259	$129	$956
SG&A	—	—	—	—	—
Total	$568	$—	$259	$129	$956

	Six Months Ended June 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$1,219	$—	$1,341	$3,953	$6,513
SG&A	168	—	—	490	658
Total	$1,387	$—	$1,341	$4,443	$7,171
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our Realignment Program:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,772	$86	$4,354	$7,656	$28,868
SG&A	251	—	14	767	1,032
Total	$17,023	$86	$4,368	$8,423	$29,900
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the six months ended June 30, 2022 and 2021:

(Amounts in thousands)	2022	2021
Balance at January 1	$4,868	$18,255
Charges, net of adjustments	696	5,830
Cash expenditures	(2,082)	(14,388)
Other non-cash adjustments, including currency	(310)	(461)
Balance at June 30	$3,172	$9,236

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
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are relied upon to maximize operating time of many key industrial processes. We continue to invest significantly in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 151 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.
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
Health and Safety of Our Associates
The health and safety of our associates, suppliers and customers around the world continues to be a priority as we navigate the COVID-19 pandemic, including recent spikes in cases of the virus and its variants in various geographies in which we operate. These recent spikes related to multiple Omicron variants have caused significant disruption in certain geographies where we operate, including in Europe and China, which contributed to the labor availability and other COVID-19 operational challenges faced during the first half of 2022. Our associates have continued to demonstrate strong resilience in adapting to continually evolving health and safety guidelines while addressing these challenging times and providing products and services to our customers.
At the beginning of the pandemic we implemented policies and practices to help protect our workforce so they can safely and effectively carry out their vital work, and we have continued to revise those policies and practices in light of guidance received from local and regional health authorities where appropriate.
Our employees and facilities have a key role in keeping essential infrastructure and industries operating, including oil and gas, water, chemical, power generation and other essential industries, such as food and beverage and healthcare. While all of our facilities generally remain open and operational, we continue to occasionally experience temporary shutdowns in specific geographies as a result of COVID-19 disruption, such as the recent government-mandated shutdowns in Shanghai, China. The measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic. Despite the increased challenges of labor availability in the first half of 2022, we continue to expect a decline of these adverse impacts as we navigate through the remainder of 2022.
Customer Demand
During the first six months of 2022, the ongoing effects of the COVID-19 pandemic in global markets has continued to adversely impact our customers, particularly in the oil and gas markets. As a result of the pandemic’s effect (among certain other effects) on oil prices during 2020, many of our large oil and gas customers reduced capital expenditures and budgets in 2020. To date, while spending for maintenance and repair projects and aftermarket services have returned to pre-pandemic levels over the past several quarters, project-based, oil and gas customer spending has yet to return to pre-pandemic levels despite some meaningful improvement in the first six months of 2022. In this regard, we saw an overall increase in bookings of 12.3% in the first six months of 2022 as compared to the same period in 2021. Despite the meaningful improvement in customer spending, during the first half of 2022 we continued to experience customer-driven delays in the witnessing and inspection necessary to take delivery of equipment, which we expect will continue as long as we and our customers continue to experience the supply chain and logistics headwinds described below under the heading "Supply Chain Impact."
While many of the repair and maintenance projects that were paused by our customers in 2020 as a result of the pandemic were completed in 2021, repair and maintenance delays continued in 2021 and the first half of 2022, that will ultimately need to be completed, the timing will largely depend on the duration of the COVID-19 pandemic and how the virus continues to spread in our customers’ various geographies, given the impact of the pandemic on demand, utilization and required maintenance. While we saw some recovery in oil and gas capital expenditure budgets in the first half of 2022, capital spending did not yet reach pre-pandemic levels. We continue to expect planned oil and gas capital spending to increase through the rest of 2022 but remain below pre-pandemic levels.
Supply Chain Impact
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping delays related to the COVID-19 pandemic and its effects, some of which continue to exist in highly affected countries. Additionally, the global supply chain and logistics constraints that have been affecting global markets since the third quarter of 2021 have continued to cause additional headwinds through the first half of 2022. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued and we expect they will continue as the COVID-19 pandemic and ongoing global supply chain and logistics headwinds continue.
Operational Impacts
We have engaged in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “RESULTS OF OPERATIONS – Six months ended June 30, 2022 and 2021”), reductions in capital expenditures and continued cuts in other discretionary spending due to our response to the global macroeconomic effects of COVID-19, which partially offsets the continued costs and operational impacts of the safety protocols and procedures that we have implemented and sustained as described above under the heading "Health and Safety of Our Associates" and resulting inflationary pressures. We continue to evaluate additional cost savings measures in order to reduce the impact of the COVID-19 pandemic on our financial results.
We continually monitor and assess the spread of COVID-19 and known variants, including in areas that have seen recent increases in cases, and we will continue to adapt our operations to respond to the changing conditions as needed. During the first half of 2022, we continued to experience the same increased difficulty in maintaining staffing and productivity levels due to both a higher quarantine rate and a tighter labor market for new hiring as we experienced in the second half of 2021. As we continue to manage our business through this time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.
Impact of Russia-Ukraine Conflict on our Business
In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have commenced the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers, terminate our approximately 50 Russia-based employees and terminate other related contractual commitments, and currently expect this process to continue throughout 2022.
In 2021 our Russian subsidiary had approximately $14 million of sales with an additional $36 million of sales from certain of our other foreign subsidiaries into the Russian market. As of March 31, 2022, the net assets held on our Russian subsidiary's balance sheet were $2.7 million, including $7.1 million of cash, $3.6 million of accounts receivables, net, a $9.3 million net intercompany payable position and other immaterial amounts. In addition, certain of our other foreign subsidiaries had open contracts with Russian customers that were subsequently cancelled for which revenue had been previously recognized over time utilizing the percentage of completion ("POC") method. As a result of the above, in the first quarter of 2022 we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record a contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have or are anticipated to be cancelled. We reevaluated our financial exposure as of June 30, 2022 and concluded that the reserve recorded as of March 31, 2022 is sufficient and no changes to material reserves were needed.
The following table presents the above impacts of the Russia pre-tax charge:

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. To date, these impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
2022 Outlook
As the world continues to make progress against COVID-19 largely through increased vaccinations, we have seen an inflection in our served end-markets as commodity prices and mobility levels increase. With our increased backlog and improved market environment we expect to return to growth in 2022, however the combined effects of the supply chain, logistics and labor availability headwinds have continued into the first half of 2022. Further, we have not seen and do not expect to see an increase in cancellations from our backlog. We therefore expect to continue to deliver on our backlog during 2022, though with a slightly longer cycle time than originally expected.
As of June 30, 2022, we have cash and cash equivalents of $458.3 million and $277.1 million of borrowings available under our Senior Credit Facility. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. Additionally, we expect that the costs savings measures planned and already in place will enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months) as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three and six months ended June 30, 2022 and 2021
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs. We anticipate a total investment in Realignment Program activities of approximately $95 million and the vast majority of the charges were incurred in 2020 and 2021 with the remainder to be incurred in 2022. There are certain other realignment activities that are currently being evaluated, but have not yet been finalized and therefore are not included in the above anticipated total investment.
Realignment Activity
The following tables present out realignment activity by segment related to our Realignment Program:

	Three Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$379	$88	$467	$—	$467
SG&A	2	33	35	27	62
Total	$381	$121	$502	$27	$529

	Three Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$3,574	$251	$3,825	$—	$3,825
SG&A	1,005	$(129)	876	915	1,791
Total	$4,579	$122	$4,701	$915	$5,616

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$296	$34	$330	$(61)	$269
SG&A	77	50	127	(266)	(139)
Total	$373	$84	$457	$(327)	$130

	Six Months Ended June 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$11,492	$1,148	$12,640	$590	$13,230
SG&A	1,162	730	1,892	4,195	6,087
Total	$12,654	$1,878	$14,532	$4,785	$19,317

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2022	2021
Bookings	$1,044.0	$952.8
Sales	882.2	898.2

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Bookings	$2,129.7	$1,896.8
Sales	1,703.3	1,755.5
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2022 increased by $91.2 million, or 9.6%, as compared with the same period in 2021. The increase included negative currency effects of approximately $47 million. The increase was driven by increased customer orders in the oil and gas, chemical, general and the water management industries partially offset by decreased bookings in power generation industry. The increase in customer bookings was primarily driven by original equipment bookings.
Bookings for the six months ended June 30, 2022 increased by $232.9 million, or 12.3%, as compared with the same period in 2021. The increase included negative currency effects of approximately $73 million. The increase was driven by increased customer bookings in the and oil and gas, chemical, power generation and the water management industries. The increase in customer bookings was more heavily weighted towards original equipment bookings.
Sales for the three months ended June 30, 2022 decreased by $16.0 million, or 1.8%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $41 million. The decreased sales were driven by original equipment, with decreased sales into Europe, Asia Pacific and Latin America, partially offset by increased sales into North America, Africa and the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 62% and 66% of total sales for the three months ended June 30, 2022 and 2021, respectively.
Sales for the six months ended June 30, 2022 decreased by $52.2 million, or 3.0%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $60 million. The decreased sales were driven by both original equipment and aftermarket, with decreased sales into Europe, Asia Pacific, Latin America and the Middle East, partially offset by increased sales into North America. Net sales to international customers, including export sales from the U.S., were approximately 62% and 67% of total sales for the three months ended June 30, 2022 and 2021, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,316.2 million at June 30, 2022 increased by $312.6 million, or 15.6%, as compared with December 31, 2021 and include the negative impact of $25.2 million of order cancellations in the first quarter of 2022 due to our exposure in Russia. Currency effects provided a decrease of approximately $73 million. Approximately 37% and 38% of the backlog at June 30, 2022 and December 31, 2021, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $562 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Gross profit	$249.8	$278.2
Gross profit margin	28.3%	31.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Gross profit	$459.5	$529.1
Gross profit margin	27.0%	30.1%

Gross profit for the three months ended June 30, 2022 decreased by $28.4 million, or 10.2%, as compared with the same period in 2021. Gross profit margin for the three months ended June 30, 2022 of 28.3% decreased from 31.0% for the same period in 2021. The decrease in gross profit margin was primarily due to revenue recognized on lower margin original equipment orders, lower conversion of customer backlog to revenue and increased freight costs largely due to global supply chain and logistics constraints and under absorption of fixed manufacturing costs, partially offset by a mix shift to higher aftermarket sales and lower broad-based annual incentive compensation as compared to the same period in 2021. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 52% of total sales for the same period in 2021.
Gross profit for the six months ended June 30, 2022 decreased by $69.6 million, or 13.2%, as compared with the same period in 2021. Gross profit margin for the six months ended June 30, 2022 of 27.0% decreased from 30.1% for the same period in 2021. The decrease in gross profit margin was primarily due to revenue recognized on lower margin original equipment orders, a $4.6 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, lower conversion of customer backlog to revenue and increased freight costs largely due to global supply chain and logistics constraints and under absorption of fixed manufacturing costs, partially offset by as mix shift to higher aftermarket sales and lower broad-based annual incentive compensation as compared to the same period in 2021. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 52% of total sales for the same period in 2021.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
SG&A	$194.6	$210.8
SG&A as a percentage of sales	22.1%	23.5%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
SG&A	$400.8	$409.1
SG&A as a percentage of sales	23.5%	23.3%

SG&A for the three months ended June 30, 2022 decreased by $16.2 million, or 7.7%, as compared with the same period in 2021. Currency effects yielded a decrease of approximately $7 million. SG&A as a percentage of sales for the three months ended June 30, 2022 decreased 140 basis points primarily due to decreased costs related to our realignment actions and lower broad-based annual incentive compensation as compared with the same period in 2021.
SG&A for the six months ended June 30, 2022 decreased by $8.3 million, or 2.0%, as compared with the same period in 2021. Currency effects yielded a decrease of approximately $12 million. SG&A as a percentage of sales for the six months ended June 30, 2022 increased 20 basis points primarily due to a $10.2 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, partially offset by decreased costs related to our realignment actions and decreased broad-based annual incentive compensation as compared with the same period in 2021.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2022	2021
Net earnings from affiliates	$5.1	$2.9

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Net earnings from affiliates	$9.0	$6.4

Net earnings from affiliates for the three months ended June 30, 2022 increased by $2.2 million, or 75.9%, as compared with the same period in 2021. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.
Net earnings from affiliates for the six months ended June 30, 2022 increased by $2.6 million, or 40.6%, as compared with the same period in 2021. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Operating income	$60.3	$72.2
Operating income as a percentage of sales	6.8%	8.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Operating income	$67.7	$128.3
Operating income as a percentage of sales	4.0%	7.3%

Operating income for the three months ended June 30, 2022 decreased by $11.9 million, or 16.5%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $3 million. The decrease was primarily a result of the $28.4 million decrease in gross profit, partially offset by the $16.2 million decrease in SG&A.

Operating income for the six months ended June 30, 2022 decreased by $60.6 million, or 47.2%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $2 million. The decrease was primarily a result of the $69.6 million decrease in gross profit, partially offset by the $8.3 million decrease in SG&A.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2022	2021
Interest expense	$(11.1)	$(14.3)
Interest income	0.9	0.5

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Interest expense	$(21.8)	$(31.1)
Interest income	1.8	1.1

Interest expense for the three months ended June 30, 2022 decreased $3.2 million, as compared with the same period in 2021, primarily due to lower effective interest rates on our outstanding debt as compared with the same period in 2021.
Interest expense for the six months ended June 30, 2022 decreased $9.3 million, as compared with the same period in 2021, primarily due to lower effective interest rates on our outstanding debt as compared with the same period in 2021.
Loss on Extinguishment of Debt

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Loss on extinguishment of debt	$—	$(7.6)

Loss on extinguishment of debt for the six months ended June 30, 2021 of $7.6 million resulted from the loss on early extinguishment of our 2022 Euro Senior Notes in the first quarter of 2021.
Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2022	2021
Other income (expense), net	$7.6	$(7.9)

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Other income (expense), net	$(0.5)	$(19.2)
Other expense, net for the three months ended June 30, 2022 decreased $15.5 million as compared with the same period in 2021, due primarily to a $7.0 million increase in gains from transactions in currencies other than our sites' functional currencies and a $6.9 million decrease in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Hungarian forint, Brazilian real, Euro and Russian ruble in relation to the U.S. dollar during the three months ended June 30, 2022, as compared with the same period in 2021.
Other expense, net for the six months ended June 30, 2022 decreased $18.7 million as compared with the same period in 2021, due primarily to a $19.7 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $1.6 million decrease in gains arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Canadian dollar, Hungarian forint, Euro and Russian ruble in relation to the U.S. dollar during the six months ended June 30, 2022, as compared with the same period in 2021.
Income Taxes and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Provision for (benefit from) income taxes	$11.6	$2.7
Effective tax rate	20.1%	5.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Provision for (benefit from) income taxes	$14.8	$6.5
Effective tax rate	31.4%	9.1%
The effective tax rate of 20.1% for the three months ended June 30, 2022 increased from 5.4% for the same period in 2021. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2022 primarily due to the net impact of foreign operations, partially offset by BEAT. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 31.4% for the six months ended June 30, 2022 increased from 9.1% for the same period in 2021. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2022 primarily due to the current and anticipated tax impact of the Russia-Ukraine conflict on our business, partially offset by the net impact of foreign operations. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2022	2021
Other comprehensive income (loss)	$(57.6)	$16.1

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Other comprehensive income (loss)	$(70.7)	$9.6
Other comprehensive loss for the three months ended June 30, 2022 increased $73.6 million as compared to the same period in 2021. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Indian rupee and Chinese yuan versus the U.S. dollar during the three months ended June 30, 2022, as compared with the same period in 2021.
Other comprehensive loss for the six months ended June 30, 2022 increased $80.3 million as compared to the same period in 2021. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Indian rupee and Chinese yuan versus the U.S. dollar during the six months ended June 30, 2022, as compared with the same period in 2021.
Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 49 countries with 35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia and six in Latin America, and it operates 131 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$717.8	$668.8
Sales	614.9	617.5
Gross profit	184.0	196.4
Gross profit margin	29.9%	31.8%
SG&A	131.7	133.6
Gain on sale of business	—	1.8
Segment operating income	57.3	67.8
Segment operating income as a percentage of sales	9.3%	11.0%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$1,513.0	$1,322.2
Sales	1,190.5	1,220.1
Gross profit	340.9	379.2
Gross profit margin	28.6%	31.1%
SG&A	271.5	266.2
Gain on sale of business	—	1.8
Segment operating income	78.3	121.6
Segment operating income as a percentage of sales	6.6%	10.0%

Bookings for the three months ended June 30, 2022 increased by $49.0 million, or 7.3%, as compared with the same period in 2021. The increase included negative currency effects of approximately $34 million. The increase in customer bookings was driven by increased customer orders in the chemical, general, power generation and water management industries, partially offset by decreased customer orders in the oil and gas industries. Customer bookings increased $62.1 million into North America, $17.6 million into Asia Pacific and $7.6 million into Africa and were partially offset by decreased customer orders of $25.6 million into the Middle East, $7.0 million into Europe and $5.3 million into Latin America. The increase was more heavily weighted towards original equipment bookings.
Bookings for the six months ended June 30, 2022 increased by $190.8 million, or 14.4%, as compared with the same period in 2021. The increase included negative currency effects of approximately $52.9 million. The increase in customer bookings was driven by increased customer orders in the oil and gas, power generation, chemical and water management industries, partially offset by decreased customer orders in the general industries. Customer bookings increased $86.1 million into North America, $26.4 million into the Middle East, $35.7 million into Asia Pacific, $68.1 million into Europe and $7.9 million into Africa and were partially offset by decreased customer orders of $14.7 million into Latin America. The increase was driven by both original equipment and aftermarket bookings.
Sales for the three months ended June 30, 2022 decreased by $2.6 million, or 0.4% as compared with the same period in 2021 and included negative currency effects of approximately $30 million. The decrease was driven by customer original equipment sales. Decreased customer sales of $21.9 million into Asia Pacific, $14.9 million into Europe and $4.0 million into Latin America were substantially offset by increased sales of $21.6 million into North America, $4.8 million into the Middle East and $10.3 million into Africa.
Sales for the six months ended June 30, 2022 decreased by $29.6 million, or 2.4% as compared with the same period in 2021 and included negative currency effects of approximately $44 million and $5.4 million of negative impact as a result of the reserve for our Russia exposure. The decrease was more heavily weighted by customer original equipment sales. Decreased customer sales of $45.3 million into Asia Pacific, $29.9 million into Europe and $0.8 million into the Middle East were partially offset by increased sales of $35.8 million into North America, $4.9 million into Africa and $1.4 million into Latin America.
Gross profit for the three months ended June 30, 2022 decreased by $12.4 million, or 6.3%, as compared with the same period in 2021. Gross profit margin for the three months ended June 30, 2022 of 29.9% decreased from 31.8% for the same period in 2021. The decrease in gross profit margin was primarily attributable to revenue recognized on lower margin original equipment orders, lower conversion of customer backlog to revenue and increased freight costs largely due to global supply chain and logistics constraints, partially offset by a mix shift to higher margin aftermarket, lower broad-based annual incentive compensation and decreased costs related to our realignment actions as compared to the same period in 2021.
Gross profit for the six months ended June 30, 2022 decreased by $38.3 million, or 10.1%, as compared with the same period in 2021. Gross profit margin for the six months ended June 30, 2022 of 28.6% decreased from 31.1% for the same period in 2021. The decrease in gross profit margin was primarily attributable to revenue recognized on lower margin original equipment orders, lower conversion of customer backlog to revenue and increased freight costs largely due to global supply chain and logistics constraints and a $3.5 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, partially offset by a mix shift to higher margin aftermarket, lower broad-based annual incentive compensation and decreased costs related to our realignment actions as compared to the same period in 2021.
SG&A for the three months ended June 30, 2022 decreased by $1.9 million, or 1.4%, as compared with the same period in 2021. Currency effects provided a decrease of approximately $5 million. The decrease in SG&A was primarily due to lower broad-based annual incentive compensation and decreased costs related to our realignment actions as compared to the same period in 2021.

SG&A for the six months ended June 30, 2022 increased by $5.3 million, or 2.0%, as compared with the same period in 2021. Currency effects provided increase of approximately $8.6 million. The increase in SG&A was primarily due a $9.1 million charge taken in the first half of 2022 related to our financial exposure in Russia, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
Operating income for the three months ended June 30, 2022 decreased by $10.5 million, or 15.5%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $3 million. The decrease was primarily due to the $12.4 million decrease in gross profit, partially offset by the $1.9 million decrease in SG&A.
Operating income for the six months ended June 30, 2022 decreased by $43.3 million, or 35.6%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $2 million. The decrease was primarily due to the $38.3 million decrease in gross profit and the $5.3 million increase in SG&A.
Backlog of $1,619.8 million at June 30, 2022 increased by $250.9 million, or 18.3%, as compared with December 31, 2021 and include the negative impact of $19.0 million of order cancellations in the first quarter of 2022 due to our exposure in Russia. Currency effects provided a decrease of approximately $21 million.
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$329.9	$289.1
Sales	268.4	281.2
Gross profit	80.3	84.8
Gross profit margin	29.9%	30.2%
SG&A	50.0	48.0
Segment operating income	30.4	37.2
Segment operating income as a percentage of sales	11.3%	13.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$624.2	$582.6
Sales	516.3	537.0
Gross profit	139.8	159.4
Gross profit margin	27.1%	29.7%
SG&A	94.2	97.8
Segment operating income	45.6	61.9
Segment operating income as a percentage of sales	8.8%	11.5%
Bookings for the three months ended June 30, 2022 increased by $40.8 million, or 14.1%, as compared with the same period in 2021. Bookings included negative currency effects of approximately $14 million. The increase in customer bookings was primarily driven by increased customer orders in the chemical, oil and gas, water management and general industries, partially offset by decreased customer orders in the power generation industry. Increased customer bookings were driven by increased orders of $11.8 million into North America, $14.8 million into Asia Pacific, $5.3 million into Africa, $3.5 million into Europe, $5.7 million into the Middle East and $0.8 million into Latin America. The increase was driven by customer original equipment bookings.
Bookings for the six months ended June 30, 2022 increased by $41.6 million, or 7.1%, as compared with the same period in 2021. Bookings included negative currency effects of approximately $20 million. The increase in customer bookings was primarily driven by increased customer orders in the chemical, oil and gas, water management and general industries, partially offset by decreased customer orders in the power generation industry. Increased customer orders of $18.5 million into North America, $12.1 million into Europe, $4.7 million into Africa, $7.5 million into the Middle East and $1.2 million into Latin America were partially offset by decreased customer orders of $0.3 million into Asia Pacific. The increase was primarily driven by customer original equipment bookings.
Sales for the three months ended June 30, 2022 decreased $12.8 million, or 4.6%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $11 million. Decreased sales were driven by original equipment sales. The decrease was primarily driven by decreased customer sales of $16.2 million into Asia Pacific, $1.7 million into Africa, $2.6 million into the Middle East, $9.5 million into Europe and $3.9 million into Latin America, partially offset by increased customer sales of $22.3 million into North America.
Sales for the six months ended June 30, 2022 decreased $20.7 million, or 3.9%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $16 million. Decreased sales were driven by original equipment sales. The decrease was primarily driven by decreased customer sales of $27.3 million into Asia Pacific, $4.8 million into Africa, $6.0 million into the Middle East, $16.6 million into Europe and $5.2 million into Latin America, partially offset by increased customer sales of $39.4 million into North America.
Gross profit for the three months ended June 30, 2022 decreased by $4.5 million, or 5.3%, as compared with the same period in 2021. Gross profit margin for the three months ended June 30, 2022 of 29.9% decreased from the 30.2% for the same period in 2021. The decrease in gross profit margin was primarily attributable to lower conversion of customer backlog to revenue and increased freight costs largely due to global supply chain and logistics constraints, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
Gross profit for the six months ended June 30, 2022 decreased by $19.6 million, or 12.3%, as compared with the same period in 2021. Gross profit margin for the six months ended June 30, 2022 of 27.1% decreased from the 29.7% for the same period in 2021. The decrease in gross profit margin was primarily attributable to lower conversion of customer backlog to revenue, increased freight costs largely due to global supply chain and logistics constraints and a $1.1 million charge taken in the first half of 2022 related to our financial exposure in Russia, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
SG&A for the three months ended June 30, 2022 increased by $2.0 million, or 4.2%, as compared with the same period in 2021. Currency effects provided a decrease of approximately $2 million. The increase in SG&A was primarily due to higher bad debt expense and a discrete asset write-down, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
SG&A for the six months ended June 30, 2022 decreased by $3.6 million, or 3.7%, as compared with the same period in 2021. Currency effects provided a decrease of approximately $3 million. The a decrease in SG&A was primarily due to lower broad-based annual incentive compensation, partially offset by a $1.1 million charge taken in the first quarter of 2022 related to our financial exposure in Russia as compared to the same period in 2021.
Operating income for the three months ended June 30, 2022 decreased by $6.8 million, or 18.3%, as compared with the same period in 2021. The decrease included negative currency effects of less than one million. The decrease was primarily due to the $4.5 million decrease in gross profit and the $2.0 million increase in SG&A.
Operating income for the six months ended June 30, 2022 decreased by $16.3 million, or 26.3%, as compared with the same period in 2021. The decrease included negative currency effects of less than one million. The decrease was primarily due to the $19.6 million decrease in gross profit, partially offset by the $3.6 million decrease in SG&A.
Backlog of $701.9 million at June 30, 2022 increased by $62.1 million, or 9.7%, as compared with December 31, 2021 and include the negative impact of $9.8 million of order cancellations in the first quarter of 2022 due to our exposure in Russia. Currency effects provided a decrease of approximately $52 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
Net cash flows provided (used) by operating activities	$(71.4)	$61.3
Net cash flows provided (used) by investing activities	(29.0)	(23.8)
Net cash flows provided (used) by financing activities	(77.7)	(491.1)
Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2022 was $458.3 million as compared with $658.5 million at December 31, 2021.
Our cash balance decreased by $200.2 million to $458.3 million at June 30, 2022, as compared with December 31, 2021. The cash activity during the first six months of 2022 included cash used by operating activities, $52.3 million in dividend payments, $31.0 million in capital expenditures and $15.9 million of payments on our Term Loan.
For the six months ended June 30, 2022, our cash used by operating activities was $71.4 million, as compared to cash provided of $61.3 million for the same period in 2021. Cash flow provided from working capital decreased for the six months ended June 30, 2022, due primarily to increased cash flows used by or decreased cash flows provided by accounts receivable, inventory, contract assets, contract liabilities and accrued liabilities and income tax payable, partially offset by increased cash flows provided by or decreased cash flows used by accounts payable and retirement obligations and other liabilities as compared to the same period in 2021.
Increases in accounts receivable used $21.6 million of cash flow for the six months ended June 30, 2022, as compared to provided $14.3 million for the same period in 2021. As of June 30, 2022, our days’ sales outstanding ("DSO") was 75 days as compared with 73 days as of June 30, 2021.
Increases in contract assets used $7.7 million of cash flow for the six months ended June 30, 2022, as compared with cash flows provided of $12.2 million for the same period in 2021.
Increases in inventory used $96.7 million and $30.8 million of cash flow for the six months ended June 30, 2022 and June 30, 2021, respectively. Inventory turns were 3.3 times at June 30, 2022, as compared to 3.6 as of June 30, 2021.
Increases in accounts payable provided $33.6 million of cash flow for the six months ended June 30, 2022, as compared with $41.1 million cash used for the same period in 2021. Decreases in accrued liabilities and income taxes payable used $65.8 million of cash flow for the six months ended June 30, 2022, as compared with $37.1 million for the same period in 2021. Cash used from accrued liabilities and income tax payable included a one-time tax payment of approximately $30 million associated with accrued withholding taxes related to foreign undistributed earnings for the six months ended June 30, 2022.
Increases in contract liabilities provided $9.6 million of cash flow for the six months ended June 30, 2022, as compared to cash flows provided of $17.0 million for the same period in 2021.
Cash flows used by investing activities during the six months ended June 30, 2022 were $29.0 million, as compared to $23.8 million for the same period in 2021. Capital expenditures during the six months ended June 30, 2022 were $31.0 million, an increase of $8.5 million as compared with the same period in 2021. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2022, we currently estimate capital expenditures to be between $60 million and $70 million before consideration of any acquisition activity. In addition, proceeds received during the six months ended June 30, 2022 from disposal of assets provided $0.2 million. Proceeds received during the six months ended June 30, 2021 from disposal of assets provided $2.1 million.
Cash flows used by financing activities during the six months ended June 30, 2022 were $77.7 million, as compared to $491.1 million for the same period in 2021. Cash outflows in the six months ended June 30, 2022 resulted primarily from the $15.9 million of payments on our Term Loan and $52.3 million of dividend payments. Cash outflows during the six months ended June 30, 2021 resulted primarily from a $407.5 million payment on long-term debt resulting from the redemption of our 2022 Euro Senior Notes, $52.2 million of dividend payments and the repurchase of $17.5 million of common shares.
Our Amended and Restated Credit Agreement matures in September 13, 2026. Approximately $18 million of our outstanding Term Loan Facility is due to mature in the remainder of 2022 and approximately $40 million in 2023. As of June 30, 2022, we had an available capacity of $277.1 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the six months ended June 30, 2022 we made no cash contributions to our U.S. pension plan. At December 31, 2021 our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently anticipate making $20 million in contributions to our U.S. pension plan in 2022, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.

Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our Senior Credit Facility and our existing cash balance will be sufficient to meet our cash needs for our short-term (next 12 months) and long-term (beyond the next 12 months) business needs. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See "Financing" and "Cautionary Note Regarding Forward-Looking Statements" below.
As of June 30, 2022, we have $96.1 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of June 30, 2022.
As of June 30, 2022, we have cash and cash equivalents of $458.3 million and $277.1 million of borrowings available under our Senior Credit Facility. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. Additionally, we expect that the costs savings measures planned and already in place will enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months) as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report. The critical policies, for which no significant changes have occurred in the six months ended June 30, 2022, include:
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We have market risk exposure arising from changes in foreign currency exchange rate movements in foreign exchange forward contracts. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but we currently expect our counterparties will continue to meet their obligations given their current creditworthiness.
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into three swap agreements associated with our Euro investment in certain of our international subsidiaries. The swap agreements are designated as a net investment hedges and as of June 30, 2022, the notional value of the swaps agreements was €423.2 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. For further discussion related to these swap agreements refer to Note 5 to our condensed consolidated financial statements included in this Quarterly Report. We recognized net gains (losses) associated with foreign currency translation of $(64.2) million and $14.0 million for the three months ended June 30, 2022 and 2021, respectively, and $(80.9) million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of June 30, 2022, we had a U.S. dollar equivalent of $413.9 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $425.2 million at December 31, 2021. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $10.1 million and $(4.2) million for the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $(13.7) million for the six months ended June 30, 2022 and 2021, respectively, are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2022, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2022 would have impacted our net earnings by approximately $3 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2021 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended June 30, 2022, our 2021 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended June 30, 2022, we had no repurchases of our common stock shares.  As of June 30, 2022, we have $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	264	(2)	$35.59	—	$96.1
May 1 - 31	6,360	(3)	30.06	—	96.1
June 1 - 30	332	(2)	29.12	—	96.1
Total	6,956		$30.23	—
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
(3)Includes 5,440 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $29.86 and 920 shares purchased at a price of $31.28 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 12, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 12, 2022).

10.1+	Amendment to Performance Restricted Stock Unit Agreements under the Flowserve Corporation 2020 Long-Term Incentive Plan by and between Flowserve Corporation and R. Scott Rowe dated April 19, 2022*.

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101)
_______________________
*Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Quarterly Report on Form 10-Q.
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	July 27, 2022	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2022	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)