Form 10-Q
period 2022-09-30
FLOWSERVE CORP
filed 2022-10-31
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2022 there were 130,695,866 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended September 30, 2022 and 2021 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Nine Months Ended September 30, 2022 and 2021 (unaudited)	2
Condensed Consolidated Balance Sheets – Condensed Consolidated Balance Sheets – September 30, 2022 and December 31, 2021 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended September 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Nine Months Ended September 30, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2022 and 2021 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	46
Item 4. Mine Safety Disclosures	46
Item 5. Other Information	46
Item 6. Exhibits	46
SIGNATURES	47
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2022	2021
Sales	$872,881	$866,118
Cost of sales	(633,304)	(612,626)
Gross profit	239,577	253,492
Selling, general and administrative expense	(221,142)	(200,862)
Net earnings from affiliates	5,782	4,732
Operating income	24,217	57,362
Interest expense	(11,582)	(14,746)
Loss on extinguishment of debt	—	(563)
Interest income	1,141	827
Other income (expense), net	28,676	(1,504)
Earnings before income taxes	42,452	41,376
(Provision for) benefit from income taxes	(1,817)	10,433
Net earnings, including noncontrolling interests	40,635	51,809
Less: Net earnings attributable to noncontrolling interests	(2,235)	(2,024)
Net earnings attributable to Flowserve Corporation	$38,400	$49,785
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.29	$0.38
Diluted	0.29	0.38

Weighted average shares - basic	130,703	130,242
Weighted average shares - diluted	131,402	130,789

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2022	2021
Net earnings, including noncontrolling interests	$40,635	$51,809
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(3,183) and $(1,274), respectively	(89,282)	(15,561)
Pension and other postretirement effects, net of taxes of $(213) and $(471), respectively	6,161	4,955
Cash flow hedging activity, net of taxes of $(9) and $414, respectively	29	(1,347)
Other comprehensive income (loss)	(83,092)	(11,953)
Comprehensive income (loss), including noncontrolling interests	(42,457)	39,856
Comprehensive (income) loss attributable to noncontrolling interests	(2,144)	(2,021)
Comprehensive income (loss) attributable to Flowserve Corporation	$(44,601)	$37,835

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2022	2021
Sales	$2,576,161	$2,621,604
Cost of sales	(1,877,108)	(1,838,974)
Gross profit	699,053	782,630
Selling, general and administrative expense	(621,956)	(609,965)
Gain on sale of business	—	1,806
Net earnings from affiliates	14,821	11,157
Operating income	91,918	185,628
Interest expense	(33,337)	(45,847)
Loss on extinguishment of debt	—	(8,173)
Interest income	2,938	1,893
Other income (expense), net	28,152	(20,717)
Earnings before income taxes	89,671	112,784
(Provision for) benefit from income taxes	(16,618)	3,929
Net earnings, including noncontrolling interests	73,053	116,713
Less: Net earnings attributable to noncontrolling interests	(5,694)	(7,495)
Net earnings attributable to Flowserve Corporation	$67,359	$109,218
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.52	$0.84
Diluted	0.51	0.83

Weighted average shares - basic	130,604	130,325
Weighted average shares - diluted	131,233	130,867

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2022	2021
Net earnings, including noncontrolling interests	$73,053	$116,713
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(23,788) and $(7,021), respectively	(170,187)	(12,452)
Pension and other postretirement effects, net of taxes of $(925) and $(1,414), respectively	16,318	11,273
Cash flow hedging activity, net of taxes of $(27) and $348, respectively	87	(1,130)
Other comprehensive income (loss)	(153,782)	(2,309)
Comprehensive income (loss), including noncontrolling interests	(80,729)	114,404
Comprehensive (income) loss attributable to noncontrolling interests	(6,941)	(7,654)
Comprehensive income (loss) attributable to Flowserve Corporation	$(87,670)	$106,750

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$351,870	$658,452
Accounts receivable, net of allowance for expected credit losses of $82,101 and $74,336, respectively	770,152	739,210
Contract assets, net of allowance for expected credit losses of $3,999 and $2,393, respectively	205,236	195,598
Inventories, net	779,449	678,287
Prepaid expenses and other	117,077	117,130
Total current assets	2,223,784	2,388,677
Property, plant and equipment, net of accumulated depreciation of $1,135,437 and $1,191,823, respectively	473,224	515,927
Operating lease right-of-use assets, net	173,442	193,863
Goodwill	1,135,538	1,196,479
Deferred taxes	44,833	44,049
Other intangible assets, net	134,105	152,463
Other assets, net of allowance for expected credit losses of $66,210 and $67,696, respectively	321,062	258,310
Total assets	$4,505,988	$4,749,768

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$414,372	$410,062
Accrued liabilities	382,535	445,092
Contract liabilities	216,094	202,965
Debt due within one year	47,962	41,058
Operating lease liabilities	30,723	32,628
Total current liabilities	1,091,686	1,131,805
Long-term debt due after one year	1,232,248	1,261,770
Operating lease liabilities	155,328	166,786
Retirement obligations and other liabilities	334,967	352,062
Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793
Capital in excess of par value	506,744	506,386
Retained earnings	3,678,817	3,691,023
Treasury shares, at cost – 46,376 and 46,794 shares, respectively	(2,037,758)	(2,057,706)
Deferred compensation obligation	6,950	7,214
Accumulated other comprehensive loss	(718,619)	(563,589)
Total Flowserve Corporation shareholders’ equity	1,657,125	1,804,319
Noncontrolling interests	34,634	33,026
Total equity	1,691,759	1,837,345
Total liabilities and equity	$4,505,988	$4,749,768
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — July 1, 2022	176,793	$220,991	$500,013	$3,666,935	(46,377)	$(2,037,839)	$6,921	$(635,618)	$32,490	$1,753,893
Stock activity under stock plans	—	—	(129)	—	1	81	29	—	—	(19)
Stock-based compensation	—		6,860	—	—	—	—	—	—	6,860
Net earnings	—	—	—	38,400	—	—	—	—	2,235	40,635
Cash dividends declared	—	—	—	(26,518)	—	—	—	—	—	(26,518)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(83,001)	(91)	(83,092)
Balance — September 30, 2022	176,793	$220,991	$506,744	$3,678,817	(46,376)	$(2,037,758)	$6,950	$(718,619)	$34,634	$1,691,759

Balance — July 1, 2021	176,793	$220,991	$494,221	$3,677,117	(46,806)	$(2,058,279)	$7,077	$(600,143)	$29,708	$1,770,692
Stock activity under stock plans	—	—	(237)	—	2	111	68	—	—	(58)
Stock-based compensation	—	—	7,138	—	—	—	—	—	—	7,138
Net earnings	—	—	—	49,785	—	—	—	—	2,024	51,809
Cash dividends declared	—	—	—	(26,395)	—	—	—	—	—	(26,395)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(11,950)	(3)	(11,953)
Balance — September 30, 2021	176,793	$220,991	$501,122	$3,700,507	(46,804)	$(2,058,168)	$7,145	$(612,093)	$31,729	$1,791,233
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2022	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(23,399)	—	418	19,948	(264)	—	—	(3,715)
Stock-based compensation	—	—	23,757	—	—	—	—	—	—	23,757
Net earnings	—	—	—	67,359	—	—	—	—	5,694	73,053
Cash dividends declared	—	—	—	(79,565)	—	—	—	—	—	(79,565)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(155,030)	1,248	(153,782)
Other, net	—	—	—	—	—	—	—	—	(5,334)	(5,334)
Balance — September 30, 2022	176,793	$220,991	$506,744	$3,678,817	(46,376)	$(2,037,758)	$6,950	$(718,619)	$34,634	$1,691,759

Balance — January 1, 2021	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(24,715)	—	404	18,672	981	—	—	(5,062)
Stock-based compensation	—	—	23,610	—	—	—	—	—	—	23,610
Net earnings	—	—	—	109,218	—	—	—	—	7,495	116,713
Cash dividends declared	—	—	—	(79,254)	—	—	—	—	—	(79,254)
Repurchases of common shares	—	—	—	—	(440)	(17,531)	—	—	—	(17,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(2,468)	159	(2,309)
Other, net	—	—	—	—	—	—	—	—	(6,255)	(6,255)
Balance — September 30, 2021	176,793	$220,991	$501,122	$3,700,507	(46,804)	$(2,058,168)	$7,145	$(612,093)	$31,729	$1,791,233
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2022	2021
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$73,053	$116,713
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	59,207	66,316
Amortization of intangible and other assets	10,051	10,643
Loss on extinguishment of debt	—	8,173
Stock-based compensation	23,757	23,610
Foreign currency, asset write downs and other non-cash adjustments	(24,085)	9,897
Change in assets and liabilities:
Accounts receivable, net	(78,376)	24,361
Inventories, net	(151,938)	(47,533)
Contract assets, net	(21,912)	35,358
Prepaid expenses and other, net	(14,881)	2,429
Accounts payable	29,307	(58,600)
Contract liabilities	27,237	9,379
Accrued liabilities and income taxes payable	(32,735)	9,136
Retirement obligations and other liabilities	24,123	(23,842)
Net deferred taxes	(32,293)	(34,933)
Net cash flows provided (used) by operating activities	(109,485)	151,107
Cash flows – Investing activities:
Capital expenditures	(45,831)	(34,034)
Other	184	(4,679)
Net cash flows provided (used) by investing activities	(45,647)	(38,713)
Cash flows – Financing activities:
Payments on senior notes	—	(407,473)
Proceeds from issuance of senior notes	—	498,280
Proceeds from long-term debt	—	300,000
Payments of deferred loan cost	—	(5,399)
Payments on term loan	(24,239)	—
Proceeds under other financing arrangements	1,135	1,408
Payments under other financing arrangements	(356)	(6,215)
Repurchases of common shares	—	(17,531)
Payments related to tax withholding for stock-based compensation	(4,578)	(5,899)
Payments of dividends	(78,406)	(78,551)
Other	(5,334)	(6,276)
Net cash flows provided (used) by financing activities	(111,778)	272,344
Effect of exchange rate changes on cash	(39,672)	(22,743)
Net change in cash and cash equivalents	(306,582)	361,995
Cash and cash equivalents at beginning of period	658,452	1,095,274
Cash and cash equivalents at end of period	$351,870	$1,457,269
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2022 and 2021 and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").
Coronavirus Pandemic ("COVID-19") - During the first nine months of 2022, we continued to respond to the macroeconomic and global economic impacts caused by COVID-19. Many of our suppliers have experienced varying lengths of production and shipping delays related to the effects of COVID-19. These conditions have had an adverse impact on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs. As a result of the macroeconomic impacts, we have also experienced labor constraints and inflationary pressures. The Company's condensed consolidated financial statements presented reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.
Russia and Ukraine Conflict - In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have commenced the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers, terminate our approximately 50 Russia-based employees and terminate other related contractual commitments, and currently expect this process to be substantially complete by the end of 2022. As a result of the conflict and the resulting macroeconomic impacts we have also experienced supply shortages and inflationary pressures.
In 2021, our Russian subsidiary had approximately $14 million of sales with an additional $36 million of sales from certain of our other foreign subsidiaries into the Russian market. As of March 31, 2022, the net assets held on our Russian subsidiary's balance sheet were $2.7 million, including $7.1 million of cash, $3.6 million of accounts receivables, a $9.3 million net intercompany payable position and other immaterial amounts. In addition, certain of our other foreign subsidiaries had open contracts with Russian customers that were subsequently cancelled for which revenue had been previously recognized over time utilizing the percentage of completion ("POC") method. As a result of the above, in the first quarter of 2022 we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have or are anticipated to be cancelled. We reevaluated our financial exposure as of June 30, 2022 and September 30, 2022, and concluded that the reserve recorded as of March 31, 2022 is sufficient and no material changes to reserves were needed.
The following table presents the above impacts of the Russia pre-tax charge:

	Nine Months Ended September 30, 2022
(Amounts in thousands)	Flowserve Pump Division	Flow Control Division	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
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
Prior Period Lease Accounting Correction - In conjunction with our close process for the third quarter of 2022, the Company identified an accounting error related to certain operating real estate leases that have escalating rent payments which were not correctly recorded on a straight-line basis in the amount of $6.4 million. Approximately $5.8 million of the error impacted the Company’s condensed consolidated statements of income prior to adoption of ASU No. 2016-02, Leases (Topic 842) in 2019 and the remaining immaterial amount impacted each period subsequent to adoption. To correct the cumulative impact of the error the Company recorded an adjustment of $6.4 million of incremental operating lease expense in the third quarter of 2022 ($5.5 million classified as SG&A and $0.9 million classified as COS), with the offsetting adjustment to reduce operating lease right-of-use assets, net on our condensed consolidated balance sheet for the period ended September 30, 2022. There was no impact to our condensed statements of cash flows as a result of the correction of the error.
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
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated roll-forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. We are evaluating the impact of this ASU on our disclosures.

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
Our primary method for recognizing revenue over time is the POC method. Revenue from products and services transferred to customers over time accounted for approximately 12% and 15% of total revenue for the three month period ended September 30, 2022 and 2021, respectively, and 12% and 15% for the nine month period ended September 30, 2022 and 2021, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 88% and 85% of total revenue for the three month period ended September 30, 2022 and 2021, respectively, and 88% and 85% for the nine month period ended September 30, 2022 and 2021, respectively. Refer to Note 3 to our consolidated financial statements included in our 2021 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$196,539	$215,550	$412,089
Aftermarket	394,807	65,985	460,792
	$591,346	$281,535	$872,881

	Three Months Ended September 30, 2021
	FPD	FCD	Total
Original Equipment	$223,358	$201,890	$425,248
Aftermarket	377,750	63,120	440,870
	$601,108	$265,010	$866,118

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$609,640	$596,989	$1,206,629
Aftermarket	1,170,117	199,415	1,369,532
	$1,779,757	$796,404	$2,576,161

	Nine Months Ended September 30, 2021
	FPD	FCD	Total
Original Equipment	$657,910	$608,707	$1,266,617
Aftermarket	1,162,798	192,189	1,354,987
	$1,820,708	$800,896	$2,621,604
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$249,968	$117,262	$367,230
Latin America(2)	49,063	6,959	56,022
Middle East and Africa	90,598	23,994	114,592
Asia Pacific	89,794	80,770	170,564
Europe	111,923	52,550	164,473
	$591,346	$281,535	$872,881

	Three Months Ended September 30, 2021
	FPD	FCD	Total
North America(1)	$230,130	$95,854	$325,984
Latin America(2)	63,443	7,320	70,763
Middle East and Africa	71,296	24,271	95,567
Asia Pacific	117,424	84,267	201,691
Europe	118,815	53,298	172,113
	$601,108	$265,010	$866,118

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$754,337	$344,690	$1,099,027
Latin America(2)	144,974	17,463	162,437
Middle East and Africa	247,205	67,392	314,597
Asia Pacific	288,971	220,980	509,951
Europe	344,270	145,879	490,149
	$1,779,757	$796,404	$2,576,161

	Nine Months Ended September 30, 2021
	FPD	FCD	Total
North America(1)	$697,712	$284,217	$981,929
Latin America(2)	157,703	23,014	180,717
Middle East and Africa	223,502	78,503	302,005
Asia Pacific	361,450	251,864	613,314
Europe	380,341	163,298	543,639
	$1,820,708	$800,896	$2,621,604
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On September 30, 2022, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $597 million. We estimate recognition of approximately $155 million of this amount as revenue in the remainder of 2022 and an additional $442 million in 2023 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2022 and 2021:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2022	$195,598	$426	$202,965	$464
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(133,730)	—
Revenue recognized in the period in excess of billings	417,430	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	155,584	7
Amounts transferred from contract assets to receivables	(392,199)	(1,406)	—	—
Currency effects and other, net	(15,593)	987	(8,725)	(38)
Ending balance, September 30, 2022	$205,236	$7	$216,094	$433

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2021	$277,734	$1,139	$194,227	$822
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(137,305)	—
Revenue recognized in the period in excess of billings	539,813	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	145,369	—
Amounts transferred from contract assets to receivables	(563,145)	(61)	—	—
Currency effects and other, net	(18,485)	(109)	(3,188)	(40)
Ending balance, September 30, 2021	$235,917	$969	$199,103	$782
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
The following table presents the changes in the allowance for expected credit losses for our trade receivables and contract assets for the nine months ended September 30, 2022 and 2021:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	12,652	1,243
Write-offs	(792)	—
Currency effects and other, net	(4,095)	363
Ending balance, September 30, 2022	$82,101	$3,999

Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	4,234	—
Write-offs	(2,015)	—
Currency effects and other, net	(1,429)	(427)
Ending balance, September 30, 2021	$75,966	$2,778
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the nine months ended September 30, 2022 and 2021:

(Amounts in thousands)	2022	2021
Balance at January 1	$67,696	$67,842
Currency effects and other, net	(1,486)	(145)
Balance at September 30	$66,210	$67,697
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2022.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 9,733,171 were available for issuance as of September 30, 2022. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2022, 114,943 stock options were outstanding. No stock options were granted or vested during the nine months ended September 30, 2022 and 2021.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $26.5 million and $24.2 million at September 30, 2022 and December 31, 2021, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2022 and 2021 was $22.6 million and $24.6 million, respectively.
We recorded stock-based compensation expense of $5.3 million ($6.9 million pre-tax) and $5.5 million ($7.1 million pre-tax) for the three months ended September 30, 2022 and 2021, respectively. We recorded stock-based compensation expense of

$18.4 million ($23.8 million pre-tax) and $18.2 million ($23.6 million pre-tax) for the nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2022
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2022	1,671,011	$43.06
Granted	974,258	32.90
Vested	(525,948)	43.01
Forfeited	(237,876)	44.75
Outstanding as of September 30, 2022	1,881,445	$37.60
Unvested Restricted Shares outstanding as of September 30, 2022 included approximately 481,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital, total shareholder return ("TSR") or free cash flow as a percent of net income over a three-year period. Performance units issued in 2022 and 2021 include a secondary measure, relative TSR, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued in 2020 have a vesting percentage between 0% and 200%, while the performance units issued in 2022 and 2021 have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,059,000 shares based on performance targets. As of September 30, 2022, we estimate vesting of approximately 410,000 shares based on expected achievement of performance targets.

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
Foreign exchange forward contracts with third parties had a notional value of $399.6 million and $425.2 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the length of foreign exchange forward contracts currently in place ranged from 5 days to 29 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Current derivative assets	$5,016	$740
Noncurrent derivative assets	—	2
Current derivative liabilities	7,051	2,924
Noncurrent derivative liabilities	315	82
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Gains (losses) recognized in income	$1,245	$(75)	$1,478	$1,718
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we enter into cross-currency swap agreements as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on April 14, 2021 and March 9, 2021, we entered into cross currency swap agreements, with both having termination dates of October 1, 2030 and the March 9, 2021 cross currency swap having an early termination date of March 11, 2025. Also, during the third quarter of 2020 we entered into a cross currency swap agreement with a termination date of October 1, 2030 and an early termination date of September 22, 2025. The swap agreements are designated as net investment hedges and as of September 30, 2022 the combined notional value of these swaps was €423.2 million. The swaps are classified as Level II under the fair value hierarchy.
The fair values of our cross-currency swaps are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Other assets, net	$96,798	$23,129
We exclude the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss ("AOCL") on our consolidated balance sheet. For the three and nine months ending September 30, 2022, an interest accrual of $2.3 million and $6.4 million, respectively, was recognized within interest expense in our condensed consolidated statements of income. For the three and nine months ending September 30, 2021, an interest accrual of $1.9 million and $4.3 million, respectively, was recognized within interest expense.
The cumulative net investment hedge (gains) losses, net of deferred taxes, under cross-currency swaps recorded in AOCL on our condensed consolidated balance sheet are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
(Gain) loss-included component (1)	$(22,107)	$(8,869)	$(66,363)	$(8,684)
(Gain) loss-excluded component (2)	839	(3,647)	(7,669)	243
(Gain) loss recognized in AOCL	$(21,268)	$(12,516)	$(74,032)	$(8,441)
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
We use the spot method to measure the effectiveness of our net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness during the three and nine months ended September 30, 2022 and 2021, respectively.

6.Debt
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2022	2021
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $5,195 and $5,611, respectively	$494,805	$494,389
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $5,865 and $6,273, respectively	494,135	493,727
Term Loan Facility, interest rate of 4.92% at September 30, 2022 and 1.45% at December 31, 2021, net of debt issuance costs of $492 and $639, respectively	269,508	291,861
Finance lease obligations and other borrowings	21,762	22,851
Debt and finance lease obligations	1,280,210	1,302,828
Less amounts due within one year	47,962	41,058
Total debt due after one year	$1,232,248	$1,261,770

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
The interest rates per annum applicable to the Revolving Credit Facility are unchanged under the Amended and Restated Credit Agreement. The interest rates per annum applicable to the Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At September 30, 2022, the interest rate on the Revolving Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the three and nine months ended September 30, 2022.
Under the terms and conditions of the Amended and Restated Credit Agreement, interest rates per annum applicable to the Term Loan are stated as LIBOR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of September 30, 2022 and December 31, 2021, we had no revolving loans outstanding and we had outstanding letters of credit of $56.9 million and $78.3 million at September 30, 2022 and December 31, 2021, respectively. On October 14, 2022, the Company borrowed $45.0 million on the Revolving Credit Facility for general corporate purposes. After consideration of the financial covenants under our Senior Credit Facility and outstanding letters of credit, as of September 30, 2022, the amount available for borrowings was limited to $157.3 million. As of December 31, 2021, the amount available for borrowings under our Revolving Credit Facility was $614.2 million.
Our compliance with applicable financial covenants under the Senior Notes and Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of September 30, 2022. We have scheduled repayments on our Term Loan of $10.0 million due in each of the subsequent four quarters through September 30, 2023.

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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at September 30, 2022 was $769.0 million compared to the carrying value of $988.9 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2022 and December 31, 2021.

8.Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Raw materials	$342,308	$318,348
Work in process	295,425	242,143
Finished goods	236,584	213,096
Less: Excess and obsolete reserve	(94,868)	(95,300)
Inventories, net	$779,449	$678,287

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2022	2021
Net earnings of Flowserve Corporation	$38,400	$49,785
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$38,400	$49,785
Weighted average shares:
Common stock	130,662	130,210
Participating securities	41	32
Denominator for basic earnings per common share	130,703	130,242
Effect of potentially dilutive securities	699	547
Denominator for diluted earnings per common share	131,402	130,789
Earnings per common share:
Basic	$0.29	$0.38
Diluted	0.29	0.38

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2022	2021
Net earnings of Flowserve Corporation	$67,359	$109,218
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$67,359	$109,218
Weighted average shares:
Common stock	130,566	130,298
Participating securities	38	27
Denominator for basic earnings per common share	130,604	130,325
Effect of potentially dilutive securities	629	542
Denominator for diluted earnings per common share	131,233	130,867
Earnings per common share:
Basic	$0.52	$0.84
Diluted	0.51	0.83
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning claims(1)	8,917	8,559	8,712	8,366
New claims	568	625	1,863	1,857
Resolved claims	(624)	(645)	(1,714)	(1,668)
Other(2)	(4)	82	(4)	66
Ending claims(1)	8,857	8,621	8,857	8,621
____________________
(1) Beginning and ending claims data in each period excludes inactive claims, as the Company considers it unlikely that inactive cases will be pursued further by the respective plaintiffs. A claim is classified as inactive either due to inactivity over a period of three years or if designated as inactive by the applicable court.
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2022	2021
Beginning balance, January 1,	$94,423	$99,530
Asbestos liability adjustments, net	14,782	4,783
Cash payment activity	(4,231)	(5,681)
Other, net	(3,350)	(931)
Ending balance, September 30,	$101,624	$97,701

During the three and nine months ended September 30, 2022 the Company incurred expenses (net of insurance) of approximately $9.4 million and $13.0 million, respectively, compared to $5.6 million and $10.1 million, respectively, for the same periods in 2021 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. During the three months ended September 30, 2022 and 2021, the Company updated its annual actuarial study to estimate the liability for pending and future claims not yet asserted, and which are probable and estimable and recorded the expenses associated with the true-up to the actuarial study. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $0.7 million and $(6.8) million, respectively, during the nine months ended September 30, 2022 and 2021, respectively.
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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended September 30, 2022 and 2021 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2022	2021	2022	2021	2022	2021
Service cost	$6.1	$6.3	$1.3	$1.8	$—	$—
Interest cost	3.3	2.9	1.3	1.3	0.1	0.1
Expected return on plan assets	(6.3)	(6.3)	(1.2)	(1.5)	—	—
Amortization of unrecognized prior service cost and other costs	—	—	(0.1)	—	—	—
Amortization of unrecognized net loss	0.9	1.9	0.5	1.1	0.1	—
Net periodic cost recognized	$4.0	$4.8	$1.8	$2.7	$0.2	$0.1
Components of the net periodic cost for pension and postretirement benefits for the nine months ended September 30, 2022 and 2021 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2022	2021	2022	2021	2022	2021
Service cost	$18.5	$18.9	$4.3	$5.5	$—	$—
Interest cost	9.9	8.9	4.6	4.1	0.3	0.3
Expected return on plan assets	(19.0)	(19.0)	(4.1)	(4.6)	—	—
Amortization of unrecognized prior service cost and other costs	0.1	0.1	0.2	0.2	0.1	0.1
Amortization of unrecognized net loss	2.6	5.8	1.9	3.3	0.2	—
Net periodic cost recognized	$12.1	$14.7	$6.9	$8.5	$0.6	$0.4
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
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We had no repurchases of shares of our outstanding common stock for both of the three months ended September 30, 2022 and 2021. We had no repurchases of shares of our outstanding common stock during the nine months ended September 30, 2022, compared to 440,000 shares repurchased for $17.5 million for the same period in 2021. As of September 30, 2022, we had $96.1 million of remaining capacity under our current share repurchase program.

13.Income Taxes
For the three months ended September 30, 2022, we earned $42.5 million before taxes and recorded a provision for income taxes of $1.8 million resulting in an effective tax rate of 4.2%. For the nine months ended September 30, 2022, we earned $89.7 million before taxes and recorded a provision for income taxes of $16.6 million resulting in an effective tax rate of 18.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2022 primarily due to the mitigation of previously recorded BEAT liability and the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2022 primarily due to the mitigation of previously recorded BEAT liability, the current and anticipated tax impact of the Russia-Ukraine conflict on our business and the net impact of foreign operations.
For the three months ended September 30, 2021, we earned $41.4 million before taxes and recorded a benefit from income taxes of $10.4 million resulting in an effective tax rate of (25.2)%. For the nine months ended September 30, 2021, we earned $112.8 million before taxes and recorded a benefit from income taxes of $3.9 million resulting in an effective tax rate of (3.5)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2021 primarily due to the net impact of foreign operations and the reversal of certain deferred tax liabilities as a result of legal entity restructuring of foreign holding companies. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2021, primarily due to higher withholding taxes related to transactions with and amongst various foreign subsidiaries, offset by the net impact of foreign operations, the reversal of certain deferred tax liabilities as a result of legal entity restructuring of foreign holding companies and favorable resolution of audits in foreign jurisdictions.
As of September 30, 2022, the amount of unrecognized tax benefits increased by $6.5 million from December 31, 2021. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2015 or non-U.S. income tax audits for years through 2014. We are currently under examination for various years in Canada, China, Germany, India, Indonesia, Italy, Malaysia, Kenya, Madagascar, Mexico, the Philippines, Saudi Arabia, the U.S. and Venezuela.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of September 30, 2022. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance in certain foreign tax jurisdictions. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$591,346	$281,535	$872,881	$—	$872,881
Intersegment sales	1,264	1,033	2,297	(2,297)	—
Segment operating income	38,912	29,718	68,630	(44,413)	24,217

	Three Months Ended September 30, 2021
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$601,108	$265,010	$866,118	$—	$866,118
Intersegment sales	731	1,114	1,845	(1,845)	—
Segment operating income	59,071	27,743	86,814	(29,452)	57,362

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,779,758	$796,403	$2,576,161	$—	$2,576,161
Intersegment sales	3,307	2,426	5,733	(5,733)	—
Segment operating income	117,260	75,324	192,584	(100,666)	91,918

	Nine Months Ended September 30, 2021
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,820,708	$800,896	$2,621,604	$—	$2,621,604
Intersegment sales	1,463	2,211	3,674	(3,674)	—
Segment operating income	180,698	89,685	270,383	(84,755)	185,628

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in AOCL, net of tax for the three months ended September 30, 2022 and 2021:

	2022				2021
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - July 1	$(536,929)	$(91,508)	$(1,278)	$(629,715)	$(453,328)	$(140,405)	$(271)	$(594,004)
Other comprehensive income (loss) before reclassifications (3)	(89,282)	7,961	—	(81,321)	(15,561)	2,300	—	(13,261)
Amounts reclassified from AOCL	—	(1,800)	29	(1,771)	—	2,655	(1,347)	1,308
Net current-period other comprehensive income (loss) (3)	(89,282)	6,161	29	(83,092)	(15,561)	4,955	(1,347)	(11,953)
Balance - September 30	$(626,211)	$(85,347)	$(1,249)	$(712,807)	$(468,889)	$(135,450)	$(1,618)	$(605,957)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.9 million and $6.1 million at July 1, 2022 and 2021, respectively, and $5.8 million and $6.1 million at September 30, 2022 and 2021, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $21.3 million and $12.5 million for the three months ended September 30, 2022 and 2021, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2022(1)	2021(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$1,453	$(2,978)
Prior service costs(2)	Other income (expense), net	134	(149)
	Tax benefit	213	472
	Net of tax	$1,800	$(2,655)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(38)	$1,761
	Tax benefit (expense)	9	(414)
	Net of tax	$(29)	$1,347
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2022 and 2021:

	2022				2021
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1	$(456,025)	$(101,665)	$(1,336)	$(559,026)	$(456,437)	$(146,723)	$(488)	$(603,648)
Other comprehensive income (loss) before reclassifications (3)	(170,187)	22,325	—	(147,862)	(12,452)	3,104	—	(9,348)
Amounts reclassified from AOCL	—	(6,007)	87	(5,920)	—	8,169	(1,130)	7,039
Net current-period other comprehensive income (loss) (3)	(170,187)	16,318	87	(153,782)	(12,452)	11,273	(1,130)	(2,309)
Balance - September 30	$(626,212)	$(85,347)	$(1,249)	$(712,808)	$(468,889)	$(135,450)	$(1,618)	$(605,957)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $4.6 million and $5.9 million at January 1, 2022 and 2021, respectively, and $5.8 million and $6.1 million at September 30, 2022 and 2021, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $56.3 million and $22.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2022(1)	2021(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$4,653	$(9,126)
Prior service costs(2)	Other income (expense), net	429	(457)
	Tax benefit	925	1,414
	Net of tax	$6,007	$(8,169)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(114)	$1,478
	Tax benefit (expense)	27	(348)
	Net of tax	$(87)	$1,130
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our Realignment Program:

	Three Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(456)	$26	$(430)	$—	$(430)
SG&A	—	2	2	—	2
	$(456)	$28	$(428)	$—	$(428)
Non-Restructuring Charges
COS	$39	$(4)	$35	$—	$35
SG&A	74	5	79	18	97
	$113	$1	$114	$18	$132
Total Realignment Charges
COS	$(417)	$22	$(395)	$—	$(395)
SG&A	74	7	81	18	99
Total	$(343)	$29	$(314)	$18	$(296)

	Three Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,659	$185	$1,844	$—	$1,844
SG&A	38	(7)	31	—	31
	$1,697	$178	$1,875	$—	$1,875
Non-Restructuring Charges
COS	$614	$124	$738	$—	$738
SG&A	(290)	6	(284)	621	337
	$324	$130	$454	$621	$1,075
Total Realignment Charges
COS	$2,273	$309	$2,582	$—	$2,582
SG&A	(252)	(1)	(253)	621	368
Total	$2,021	$308	$2,329	$621	$2,950

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$430	$97	$527	$—	$527
SG&A	—	2	2	—	2
	$430	$99	$529	$—	$529
Non-Restructuring Charges
COS	$(550)	$(41)	$(591)	$(61)	$(652)
SG&A	150	55	205	(248)	(43)
	$(400)	$14	$(386)	$(309)	$(695)
Total Realignment Charges
COS	$(120)	$56	$(64)	$(61)	$(125)
SG&A	150	57	207	(248)	(41)
Total	$30	$113	$143	$(309)	$(166)

	Nine Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$7,702	$655	$8,357	$—	$8,357
SG&A	705	(17)	688	—	688
	$8,407	$638	$9,045	$—	$9,045
Non-Restructuring Charges
COS	$6,064	$802	$6,866	$590	$7,456
SG&A	205	744	949	4,816	5,765
	$6,269	$1,546	$7,815	$5,406	$13,221

Total Realignment Charges
COS	$13,766	$1,457	$15,223	$590	$15,813
SG&A	910	727	1,637	4,816	6,453
Total	$14,676	$2,184	$16,860	$5,406	$22,266

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$26,306	$2,133	$28,439	$—	$28,439
SG&A	716	335	1,051	(17)	1,034
	$27,022	$2,468	$29,490	$(17)	$29,473
Non-Restructuring Charges
COS	$24,858	$681	$25,539	$581	$26,120
SG&A	11,199	5,317	16,516	21,547	38,063
	$36,057	$5,998	$42,055	$22,128	$64,183
Total Realignment Charges
COS	$51,164	$2,814	$53,978	$581	$54,559
SG&A	11,915	5,652	17,567	21,530	39,097
Total	$63,079	$8,466	$71,545	$22,111	$93,656
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our Realignment Program:

	Three Months Ended September 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(309)	$—	$(89)	$(32)	$(430)
SG&A	12	—	—	(10)	2
Total	$(297)	$—	$(89)	$(42)	$(428)

	Three Months Ended September 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$(371)	$—	$1,282	$933	$1,844
SG&A	—	—	—	31	31
Total	$(371)	$—	$1,282	$964	$1,875

	Nine Months Ended September 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$260	$—	$170	$97	$527
SG&A	12	—	—	(10)	2
Total	$272	$—	$170	$87	$529

	Nine Months Ended September 30, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$848	$—	$2,623	$4,886	$8,357
SG&A	168	—	—	520	688
Total	$1,016	$—	$2,623	$5,406	$9,045
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our Realignment Program:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,464	$86	$4,265	$7,624	$28,439
SG&A	263	—	14	757	1,034
Total	$16,727	$86	$4,279	$8,381	$29,473
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the nine months ended September 30, 2022 and 2021:

(Amounts in thousands)	2022	2021
Balance at January 1	$4,868	$18,255
Charges, net of adjustments	359	6,423
Cash expenditures	(2,311)	(16,999)
Other non-cash adjustments, including currency	(1,431)	(1,039)
Balance at September 30	$1,485	$6,640

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
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are relied upon to maximize operating time of many key industrial processes. We continue to invest significantly in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 156 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.
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
COVID-19 Update
We continue to assess and proactively respond to the impacts of the COVID-19 pandemic on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues, and to take appropriate actions in an effort to mitigate adverse effects of the pandemic.
We are adhering to the state and country mandates and guidelines related to the COVID-19 pandemic wherever we operate. The substantial majority of our production sites have remained fully operational this year, while also protecting the health and safety of our associates.
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

Health and Safety
The health and safety of our associates, suppliers and customers around the world continues to be a priority as we navigate the COVID-19 pandemic, including the effect and duration of variant strains of the virus in the various geographies in which we operate. As a result of the emergence of these variants, certain geographies where we operate, such as China, have occasionally reinstituted temporary government-mandated shutdowns that were previously implemented to curtail the spread of the virus. While all of our facilities generally remain open and operational, the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, have had and are expected to continue having an adverse impact on our financial performance throughout the remainder of the pandemic. Despite the increased challenges of labor availability through the third quarter of 2022, we continue to expect a decline of these adverse impacts as we navigate through the remainder of 2022. Our associates continue to demonstrate strong resilience in adapting to continually evolving health and safety guidelines while still providing products and services to our customers during this challenging time.
Supply Chain Impact
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping delays related to the COVID-19 pandemic and its effects, some of which continue to exist in highly affected countries. For example, as part of its COVID-related policies, China has declared a number of city-wide lockdowns that have, and may continue to, adversely affected the global supply chain. As a result of these measures, our production facilities and suppliers located in China have experienced, and may continue to experience, interruptions in production. These interruptions have contributed to component shortages and other supply chain constraints that may limit our ability to fulfill customer orders within desired lead times, both directly in the Asia Pacific Region and indirectly in other regions.
Additionally, the global supply chain and logistics constraints that have been affecting global markets since the third quarter of 2021 have continued to cause additional headwinds through the first nine months of 2022. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued and we expect they will continue as ongoing global supply chain and logistics headwinds continue.
In order to position ourselves to fulfill demand and to counteract the ongoing impacts on our supply chain, we continue to monitor the supply chain closely and to take various proactive steps to protect the continuity of supply, including building inventory to support backlog execution, qualifying alternative sources and redesigning our products.
Operational Impacts
We have engaged in a number of cost savings measures in order to help mitigate certain of the adverse effects of the COVID-19 pandemic on our financial results, including certain realignment activities (further described below under “RESULTS OF OPERATIONS – Nine months ended September 30, 2022 and 2021”), reductions in capital expenditures and continued cuts in other discretionary spending due to our response to the global macroeconomic effects of COVID-19, which partially offsets the continued costs and operational impacts of the safety protocols and procedures that we have implemented and sustained as described above under the heading "Health and Safety" and resulting inflationary pressures. We continue to evaluate additional cost savings measures in order to reduce the impact of the COVID-19 pandemic on our financial results, and we will continue to adapt our operations to respond to the changing conditions as needed.
In connection with the supply chain disruptions described above under the heading “Supply Chain Impact,” we have also experienced, and continue to experience, increased inflation and higher freight and logistics costs. In response to these increased costs, we are engaging in various mitigation strategies, including enhanced price realization efforts.
During the first three quarters of 2022, we continued to experience the same increased difficulty in maintaining staffing and productivity levels due to both a higher quarantine rate and a tighter labor market for new hiring as we experienced in the first three quarters of 2021. As we continue to manage our business through this time of uncertainty and market volatility, we will remain focused on the health and safety of our associates, suppliers, customers, and will continue to provide essential products and services to our customers.
Customer Demand
During the first nine months of 2022, the ongoing effects of the COVID-19 pandemic in global markets have continued to adversely impact our customers, particularly in the oil and gas markets. As a result of the pandemic’s effect (among certain other effects) on oil prices during 2020, many of our large oil and gas customers reduced capital expenditures and budgets in 2020. To date, while spending for maintenance and repair projects and aftermarket services have returned to pre-pandemic levels over the past several quarters, project-based, oil and gas customer spending has yet to return to pre-pandemic levels despite some meaningful improvement in the first nine months of 2022. In this regard, we saw an overall increase in bookings of 19.3% in the first nine months of 2022 as compared to the same period in 2021. Despite the meaningful improvement in customer spending, during the first nine months of 2022 we continued to experience supply chain disruptions as described above under the heading "Supply Chain Impact" as well as customer-driven delays in the witnessing and inspection necessary to take delivery of equipment.
While many of the repair and maintenance projects that were paused by our customers in 2020 as a result of the pandemic were completed in 2021, repair and maintenance delays continued in 2021 and the first nine months of 2022. The timing for completion of such delayed projects will largely depend on the duration of the COVID-19 pandemic and how the virus continues to spread in our customers’ various geographies, as the pandemic continues to impact demand, utilization and required maintenance. While we saw some recovery in oil and gas capital expenditure budgets in the first nine months of 2022, capital spending has yet to reach pre-pandemic levels. We continue to expect planned oil and gas capital spending to increase through the rest of 2022 but remain below pre-pandemic levels.
Impact of Russia-Ukraine Conflict on our Business
In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have commenced the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers, terminate our approximately 50 Russia-based employees and terminate other related contractual commitments, and currently expect this process to be substantially complete by the end of 2022. As a result of the conflict and the resulting macroeconomic impacts we have also experienced supply shortages and inflationary pressures.
In 2021 our Russian subsidiary had approximately $14 million of sales with an additional $36 million of sales from certain of our other foreign subsidiaries into the Russian market. As of March 31, 2022, the net assets held on our Russian subsidiary's balance sheet were $2.7 million, including $7.1 million of cash, $3.6 million of accounts receivables, net, a $9.3 million net intercompany payable position and other immaterial amounts. In addition, certain of our other foreign subsidiaries had open contracts with Russian customers that were subsequently cancelled for which revenue had been previously recognized over time utilizing the percentage of completion ("POC") method. As a result of the above, in the first quarter of 2022 we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have or are anticipated to be cancelled. We reevaluated our financial exposure as of June 30, 2022 and September 30, 2022, and concluded that the reserve recorded as of March 31, 2022 is sufficient and no material changes to reserves were needed.
The following table presents the above impacts of the Russia pre-tax charge:

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)

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
2022 Outlook

As the world continues to make progress against COVID-19 largely through increased vaccinations, we have seen an inflection in our served end-markets as commodity prices and mobility levels increase. With our increased backlog and improved market environment we expect to return to growth in 2022, however the combined effects of the supply chain, logistics and labor availability headwinds have continued into the first nine months of 2022. Further, we have not seen and do not expect to see an increase in cancellations from our backlog. We therefore expect to continue to deliver on our backlog during 2022, though with a slightly longer cycle time than originally expected.
As of September 30, 2022, we have cash and cash equivalents of $351.9 million and $157.3 million of borrowings available under our Senior Credit Facility. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. Additionally, we expect that the costs savings measures planned and already in place will enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months) as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three and nine months ended September 30, 2022 and 2021
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
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
Realignment Activity
The following tables present out realignment activity by segment related to our Realignment Program:

	Three Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$(417)	$22	$(395)	$—	$(395)
SG&A	74	7	81	18	99
Total	$(343)	$29	$(314)	$18	$(296)

	Three Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$2,273	$309	$2,582	$—	$2,582
SG&A	(252)	$(1)	(253)	621	368
Total	$2,021	$308	$2,329	$621	$2,950

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$(120)	$56	$(64)	$(61)	$(125)
SG&A	150	57	207	(248)	(41)
Total	$30	$113	$143	$(309)	$(166)

	Nine Months Ended September 30, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$13,766	$1,457	$15,223	$590	$15,813
SG&A	910	727	1,637	4,816	6,453
Total	$14,676	$2,184	$16,860	$5,406	$22,266
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2022	2021
Bookings	$1,223.3	$911.6
Sales	872.9	866.1

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Bookings	$3,346.7	$2,805.7
Sales	2,576.2	2,621.6
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2022 increased by $311.7 million, or 34.2%, as compared with the same period in 2021. The increase included negative currency effects of approximately $60 million. The increase was driven by increased customer orders in the oil and gas, chemical, general and power generation industries. The increase in customer bookings was more heavily weighted towards original equipment bookings. The increase included the impact of FPD original equipment orders booked in the third quarter of 2022 in excess of $210 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East.
Bookings for the nine months ended September 30, 2022 increased by $541.0 million, or 19.3%, as compared with the same period in 2021. The increase included negative currency effects of approximately $133 million. The increase was driven by increased customer bookings in the and oil and gas, chemical, general, water management and power generation industries. The increase in customer bookings was more heavily weighted towards original equipment bookings. The increase included the impact of FPD original equipment orders booked in 2022 in excess of $230 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East.

Sales for the three months ended September 30, 2022 increased by $6.8 million, or 0.8%, as compared with the same period in 2021. The increase included negative currency effects of approximately $55 million. The increased sales were driven by aftermarket, with increased sales into North America, Africa and Middle East, partially offset by decreased sales into Europe, Latin America and Asia Pacific. In the third quarter of 2022 we experienced operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers. We estimate that this disruption negatively impacted sales volumes during the period by approximately $30 million and we anticipate to largely recover the sales in future periods. Net sales to international customers, including export sales from the U.S., were approximately 62% and 67% of total sales for the three months ended September 30, 2022 and 2021, respectively.
Sales for the nine months ended September 30, 2022 decreased by $45.4 million, or 1.7%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $116 million. The decreased sales were driven by original equipment, with decreased sales into Europe, Asia Pacific and Latin America, partially offset by increased sales into North America, Africa and the Middle East. Net sales to international customers, including export sales from the U.S., were approximately 62% and 67% of total sales for the three months ended September 30, 2022 and 2021, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,601.9 million at September 30, 2022 increased by $598.3 million, or 29.9%, as compared with December 31, 2021 and include the negative impact of $25.2 million of order cancellations in the first quarter of 2022 due to our exposure in Russia. Currency effects provided a decrease of approximately $139 million. Approximately 35% and 38% of the backlog at September 30, 2022 and December 31, 2021, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $597 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Gross profit	$239.6	$253.5
Gross profit margin	27.4%	29.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Gross profit	$699.1	$782.6
Gross profit margin	27.1%	29.9%

Gross profit for the three months ended September 30, 2022 decreased by $13.9 million, or 5.5%, as compared with the same period in 2021. Gross profit margin for the three months ended September 30, 2022 of 27.4% decreased from 29.3% for the same period in 2021. The decrease in gross profit margin was primarily due to the under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers, increased freight costs largely due to global supply chain and logistics constraints and the establishment of $1.7 million of inventory reserves related to certain contracts that are estimated to be below market, partially offset by a mix shift to higher aftermarket sales, decreased costs related to our realignment actions and lower broad-based annual incentive compensation as compared to the same period in 2021. Aftermarket sales represented approximately 53% of total sales for the three months ended September 30, 2022, as compared with approximately 51% of total sales for the same period in 2021.
Gross profit for the nine months ended September 30, 2022 decreased by $83.5 million, or 10.7%, as compared with the same period in 2021. Gross profit margin for the nine months ended September 30, 2022 of 27.1% decreased from 29.9% for the same period in 2021. The decrease in gross profit margin was primarily due to lower conversion of customer backlog to revenue and the under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers, increased freight costs largely due to global supply chain and logistics constraints and a $4.6 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, partially offset by a mix shift to higher aftermarket sales, decreased costs related to our realignment actions and lower broad-based annual incentive compensation as compared to the same period in 2021. Aftermarket sales represented approximately 53% of total sales for the nine months ended September 30, 2022, as compared with approximately 52% of total sales for the same period in 2021.
Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
SG&A	$221.1	$200.9
SG&A as a percentage of sales	25.3%	23.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
SG&A	$622.0	$610.0
SG&A as a percentage of sales	24.1%	23.3%

SG&A for the three months ended September 30, 2022 increased by $20.2 million, or 10.1%, as compared with the same period in 2021. Currency effects yielded a decrease of approximately $10 million. SG&A as a percentage of sales for the three months ended September 30, 2022 increased 210 basis points primarily due to increased asbestos-related costs of $3.8 million driven by a $7.8 million adjustment for Incurred But Not Reported ("IBNR") asbestos liability accruals based on an annual actuarial study, the acquisition and expense of $4.8 million of in-process research and development, increased bad debt expense and incremental operating lease expense of $5.5 million related to the identification and correction of an accounting error, partially offset by lower broad-based annual incentive compensation as compared with the same period in 2021.
SG&A for the nine months ended September 30, 2022 increased by $12.0 million, or 2.0%, as compared with the same period in 2021. Currency effects yielded a decrease of approximately $23 million. SG&A as a percentage of sales for the nine months ended September 30, 2022 increased 80 basis points primarily due to a $10.2 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, increased asbestos-related costs of $2.9 million driven by a $7.8 million adjustment in the third quarter of 2022 for IBNR asbestos liability accruals based on an annual actuarial study, incremental operating lease expense of $5.5 million related to the identification and correction of an accounting error, the acquisition and expense of $4.8 million of in-process research and development in the third quarter of 2022 and increased bad debt expense, partially offset by lower costs related to our realignment actions and lower broad-based annual incentive compensation as compared with the same period in 2021.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2022	2021
Net earnings from affiliates	$5.8	$4.7

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Net earnings from affiliates	$14.8	$11.2

Net earnings from affiliates for the three months ended September 30, 2022 increased by $1.1 million, or 23.4%, as compared with the same period in 2021. The increase in net earnings was primarily a result of losses in the third quarter of 2021 associated with our FPD joint venture in China that did not recur.
Net earnings from affiliates for the nine months ended September 30, 2022 increased by $3.6 million, or 32.1%, as compared with the same period in 2021. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Operating income	$24.2	$57.4
Operating income as a percentage of sales	2.8%	6.6%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Operating income	$91.9	$185.6
Operating income as a percentage of sales	3.6%	7.1%

Operating income for the three months ended September 30, 2022 decreased by $33.2 million, or 57.8%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $5 million. The decrease was primarily a result of the $13.9 million decrease in gross profit and the $20.2 million increase in SG&A.

Operating income for the nine months ended September 30, 2022 decreased by $93.7 million, or 50.5%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $7 million. The decrease was primarily a result of the $83.5 million decrease in gross profit and the $12.0 million increase in SG&A.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2022	2021
Interest expense	$(11.6)	$(14.7)
Interest income	1.1	0.8

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Interest expense	$(33.3)	$(45.8)
Interest income	2.9	1.9

Interest expense for the three months ended September 30, 2022 decreased $3.1 million, as compared with the same period in 2021, primarily due to lower effective interest rates on our outstanding debt as compared with the same period in 2021.
Interest expense for the nine months ended September 30, 2022 decreased $12.5 million, as compared with the same period in 2021, primarily due to lower effective interest rates on our outstanding debt as compared with the same period in 2021.
Loss on Extinguishment of Debt

	Three Months Ended September 30,
(Amounts in millions)	2022	2021
Loss on extinguishment of debt	$—	$(0.6)

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Loss on extinguishment of debt	$—	$(8.2)

Loss on extinguishment of debt for the three months ended September 30, 2021 of $0.6 million resulted from the write-off of deferred financing fees due to the amendment and restatement of the previous Senior Credit facility in the third quarter of 2021.

Loss on extinguishment of debt for the nine months ended September 30, 2021 of $8.2 million resulted from the loss on early extinguishment of our 2022 Euro Senior Notes in the first quarter of 2021 and the write-off of deferred financing fees due to the amendment and restatement of the previous Senior Credit facility in the third quarter of 2021.
Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2022	2021
Other income (expense), net	$28.7	$(1.5)

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Other income (expense), net	$28.2	$(20.7)
Other income, net for the three months ended September 30, 2022 increased $30.2 million as compared with the same period in 2021, due primarily to a $30.2 million increase in gains from transactions in currencies other than our sites' functional currencies and a $1.3 million increase in gains arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Hungarian forint, British pound and Emirati dirham during the three months ended September 30, 2022, as compared with the same period in 2021. Included in the other income, net increase for the period is a $23.6 million foreign currency remeasurement gain associated with a Canadian dollar denominated intercompany loan held by a Euro functional currency entity.
Other income, net for the nine months ended September 30, 2022 increased $48.9 million as compared with the same period in 2021, due primarily to a $49.9 million increase in gains from transactions in currencies other than our sites' functional currencies, partially offset by a $0.2 million decrease in gains arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Hungarian forint, British pound and Canadian dollar during the nine months ended September 30, 2022, as compared with the same period in 2021. Included in the other income, net increase for the period is a $23.6 million foreign currency remeasurement gain associated with a Canadian dollar denominated intercompany loan held by a Euro functional currency entity.
Income Taxes and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Provision for (benefit from) income taxes	$1.8	$(10.4)
Effective tax rate	4.2%	(25.2)%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Provision for (benefit from) income taxes	$16.6	$(3.9)
Effective tax rate	18.5%	(3.5)%
The effective tax rate of 4.2% for the three months ended September 30, 2022 increased from (25.2)% for the same period in 2021. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2022 primarily due to the mitigation of previously recorded BEAT liability and net impact of foreign operations. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 18.5% for the nine months ended September 30, 2022 increased from (3.5)% for the same period in 2021. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2022 primarily due to the mitigation of previously recorded BEAT liability, the current and anticipated tax impact of the Russia-Ukraine conflict on our business and the net impact of foreign operations. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2022	2021
Other comprehensive income (loss)	$(83.1)	$(12.0)

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Other comprehensive income (loss)	$(153.8)	$(2.3)
Other comprehensive loss for the three months ended September 30, 2022 increased $71.1 million as compared to the same period in 2021. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Indian rupee and Chinese yuan versus the U.S. dollar during the three months ended September 30, 2022, as compared with the same period in 2021.
Other comprehensive loss for the nine months ended September 30, 2022 increased $151.5 million as compared to the same period in 2021. The increased loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Indian rupee and Chinese yuan versus the U.S. dollar during the nine months ended September 30, 2022, as compared with the same period in 2021.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$925.8	$660.9
Sales	592.6	601.8
Gross profit	170.0	182.9
Gross profit margin	28.7%	30.4%
SG&A	136.9	128.5
Segment operating income	38.9	59.1
Segment operating income as a percentage of sales	6.6%	9.8%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$2,433.6	$1,982.5
Sales	1,783.1	1,821.9
Gross profit	510.9	562.1
Gross profit margin	28.7%	30.9%
SG&A	408.4	394.7
Gain on sale of business	—	1.8
Segment operating income	117.3	180.7
Segment operating income as a percentage of sales	6.6%	9.9%

Bookings for the three months ended September 30, 2022 increased by $264.9 million, or 40.1%, as compared with the same period in 2021. The increase included negative currency effects of approximately $44 million. The increase in customer bookings was driven by increased customer orders in the oil and gas, chemical, water management and general industries, partially offset by decreased customer orders in the power generation industry. Customer bookings increased $51.0 million into North America, $188.4 million into the Middle East, $16.9 million into Europe and $23.8 million into Latin America and were partially offset by decreased customer orders of $10.8 million into Asia Pacific and $7.7 million into Africa. The increase was more heavily weighted towards original equipment bookings. The increase included the impact of original equipment orders booked in the third quarter of 2022 in excess of $210 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East.
Bookings for the nine months ended September 30, 2022 increased by $451.1 million, or 22.8%, as compared with the same period in 2021. The increase included negative currency effects of approximately $97 million. The increase in customer bookings was driven by increased customer orders in the oil and gas, power generation, chemical, general and water management industries. Customer bookings increased $137.1 million into North America, $214.8 million into the Middle East, $24.9 million into Asia Pacific, $85.1 million into Europe, $.1 million into Africa and $9.1 million into Latin America. The increase was more heavily weighted towards original equipment. The increase included the impact of original equipment orders booked in 2022 in excess of $230 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East.
Sales for the three months ended September 30, 2022 decreased by $9.2 million, or 1.5% as compared with the same period in 2021 and included negative currency effects of approximately $38 million. The decrease was driven by customer original equipment sales. Decreased customer sales of $28.3 million into Asia Pacific, $7.6 million into Europe and $14.7 million into Latin America were partially offset by increased sales of $18.4 million into North America, $10.1 million into the Middle East and $8.8 million into Africa. In the third quarter of 2022 we experienced operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers. We estimate that this disruption negatively impacted sales volumes during the period by approximately $30 million and we anticipate to largely recover the sales in future periods.
Sales for the nine months ended September 30, 2022 decreased by $38.8 million, or 2.1% as compared with the same period in 2021 and included negative currency effects of approximately $83 million and $5.4 million of negative impact as a result of the reserve for our Russia exposure. The decrease was driven by customer original equipment sales. Decreased customer sales of $73.6 million into Asia Pacific, $37.5 million into Europe and $13.3 million into Latin America were partially offset by increased sales of $54.2 million into North America, $13.7 million into Africa and $9.2 million into the Middle East.
Gross profit for the three months ended September 30, 2022 decreased by $12.9 million, or 7.1%, as compared with the same period in 2021. Gross profit margin for the three months ended September 30, 2022 of 28.7% decreased from 30.4% for the same period in 2021. The decrease in gross profit margin was primarily attributable to the under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers and increased freight costs largely due to global supply chain and logistics constraints, partially offset by a mix shift to higher aftermarket sales, decreased costs related to our realignment actions and lower broad-based annual incentive compensation as compared to the same period in 2021.
Gross profit for the nine months ended September 30, 2022 decreased by $51.2 million, or 9.1%, as compared with the same period in 2021. Gross profit margin for the nine months ended September 30, 2022 of 28.7% decreased from 30.9% for the same period in 2021. The decrease in gross profit margin was primarily attributable to lower conversion of customer backlog to revenue and the under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers, increased freight costs largely due to global supply chain and logistics constraints and a $3.5 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, partially offset by a mix shift to higher margin aftermarket, lower broad-based annual incentive compensation and decreased costs related to our realignment actions as compared to the same period in 2021.
SG&A for the three months ended September 30, 2022 increased by $8.4 million, or 6.5%, as compared with the same period in 2021. Currency effects provided a decrease of approximately $6 million. The increase in SG&A was primarily due to the acquisition and expense of $4.8 million of in-process research and development and higher bad debt expense, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
SG&A for the nine months ended September 30, 2022 increased by $13.7 million, or 3.5%, as compared with the same period in 2021. Currency effects provided a decrease of approximately $15 million. The increase in SG&A was primarily due a $9.1 million charge taken in the first quarter of 2022 related to our financial exposure in Russia and the acquisition and expense of $4.8 million of in-process research and development in the third quarter of 2022 and higher bad debt expense, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
Operating income for the three months ended September 30, 2022 decreased by $20.2 million, or 34.2%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $5 million. The decrease was primarily due to the $12.9 million decrease in gross profit and the $8.4 million increase in SG&A.
Operating income for the nine months ended September 30, 2022 decreased by $63.4 million, or 35.1%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $8 million. The decrease was primarily due to the $51.2 million decrease in gross profit and the $13.7 million increase in SG&A.
Backlog of $1,911.1 million at September 30, 2022 increased by $542.2 million, or 39.6%, as compared with December 31, 2021 and include the negative impact of $19.0 million of order cancellations in the first quarter of 2022 due to our exposure in Russia. Currency effects provided a decrease of approximately $100 million.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$300.0	$253.6
Sales	282.6	266.1
Gross profit	78.2	77.0
Gross profit margin	27.7%	28.9%
SG&A	48.5	49.3
Segment operating income	29.7	27.7
Segment operating income as a percentage of sales	10.5%	10.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2022	2021
Bookings	$923.2	$834.0
Sales	798.8	803.1
Gross profit	218.0	236.4
Gross profit margin	27.3%	29.4%
SG&A	142.7	147.1
Segment operating income	75.3	89.7
Segment operating income as a percentage of sales	9.4%	11.2%
Bookings for the three months ended September 30, 2022 increased by $46.4 million, or 18.3%, as compared with the same period in 2021. Bookings included negative currency effects of approximately $16 million. The increase in customer bookings was primarily driven by increased customer orders in the chemical, oil and gas and power generation industries, partially offset by decreased customer orders in the general and water management industries. Increased customer bookings were driven by increased orders of $24.3 million into North America, $8.7 million into Asia Pacific, $0.2 million into Africa, $4.2 million into Europe, $7.3 million into the Middle East and $2.0 million into Latin America. The increase was driven by both customer original equipment and aftermarket bookings.
Bookings for the nine months ended September 30, 2022 increased by $89.2 million, or 10.7%, as compared with the same period in 2021. Bookings included negative currency effects of approximately $36 million. The increase in customer bookings was primarily driven by increased customer orders in the chemical, oil and gas, water management and general industries, partially offset by decreased customer orders in the power generation industry. Increased customer orders of $42.8 million into North America, $16.3 million into Europe, $4.9 million into Africa, $14.8 million into the Middle East and $3.2 million into

Latin America and $8.4 million into Asia Pacific. The increase was driven by both customer original equipment and aftermarket bookings.
Sales for the three months ended September 30, 2022 increased $16.5 million, or 6.2%, as compared with the same period in 2021. The increase included negative currency effects of approximately $17 million. Increased sales were driven by both original equipment and aftermarket sales. The increase was primarily driven by increased customer sales of $21.9 million into North America and $1.3 million into Africa, partially offset by decreased $1.4 million into the Middle East, $0.5 million into Europe, $0.3 million into Latin America and $3.1 million into Asia Pacific.
Sales for the nine months ended September 30, 2022 decreased $4.3 million, or 0.5%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $33 million. Decreased sales were driven by original equipment sales. The decrease was primarily driven by decreased customer sales of $30.5 million into Asia Pacific, $3.6 million into Africa, $7.4 million into the Middle East, $17.1 million into Europe and $5.5 million into Latin America, partially offset by increased customer sales of $61.3 million into North America.
Gross profit for the three months ended September 30, 2022 increased by $1.2 million, or 1.6%, as compared with the same period in 2021. Gross profit margin for the three months ended September 30, 2022 of 27.7% decreased from the 28.9% for the same period in 2021. The decrease in gross profit margin was primarily attributable to increased freight costs largely due to global supply chain and logistics constraints and the establishment of $1.7 million of inventory reserves related to certain contracts that are estimated to be below market, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
Gross profit for the nine months ended September 30, 2022 decreased by $18.4 million, or 7.8%, as compared with the same period in 2021. Gross profit margin for the nine months ended September 30, 2022 of 27.3% decreased from the 29.4% for the same period in 2021. The decrease in gross profit margin was primarily attributable to increased freight costs largely due to global supply chain and logistics constraints, the establishment of $1.7 million of inventory reserves related to certain contracts that are estimated to be below market and a $1.1 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2021.
SG&A for the three months ended September 30, 2022 decreased by $0.8 million, or 1.6%, as compared with the same period in 2021. Currency effects provided a decrease of approximately $3 million. The decrease in SG&A was primarily due to lower broad-based annual incentive compensation as compared to the same period in 2021.
SG&A for the nine months ended September 30, 2022 decreased by $4.4 million, or 3.0%, as compared with the same period in 2021. Currency effects provided a decrease of approximately $5 million. The decrease in SG&A was primarily due to lower broad-based annual incentive compensation, partially offset by a $1.1 million charge taken in the first quarter of 2022 related to our financial exposure in Russia, higher bad debt expense and a discrete asset write-down in the second quarter of 2022 as compared to the same period in 2021.
Operating income for the three months ended September 30, 2022 increased by $2.0 million, or 7.2%, as compared with the same period in 2021. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $1.2 million increase in gross profit and the $0.8 million decrease in SG&A.
Operating income for the nine months ended September 30, 2022 decreased by $14.4 million, or 16.1%, as compared with the same period in 2021. The decrease included negative currency effects of approximately $2 million. The decrease was primarily due to the $18.4 million decrease in gross profit, partially offset by the $4.4 million decrease in SG&A.
Backlog of $701.8 million at September 30, 2022 increased by $62.0 million, or 9.7%, as compared with December 31, 2021 and include the negative impact of $9.8 million of order cancellations in the first quarter of 2022 due to our exposure in Russia. Currency effects provided a decrease of approximately $38 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
Net cash flows provided (used) by operating activities	$(109.5)	$151.1
Net cash flows provided (used) by investing activities	(45.6)	(38.7)
Net cash flows provided (used) by financing activities	(111.8)	272.3
Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2022 was $351.9 million as compared with $658.5 million at December 31, 2021.
Our cash balance decreased by $306.6 million to $351.9 million at September 30, 2022, as compared with December 31, 2021. The cash activity during the first nine months of 2022 included cash used by operating activities, $78.4 million in dividend payments, $45.8 million in capital expenditures and $24.2 million of payments on our Term Loan.
For the nine months ended September 30, 2022, our cash used by operating activities was $109.5 million, as compared to cash provided of $151.1 million for the same period in 2021. Cash flow provided from working capital decreased for the nine months ended September 30, 2022, due primarily to increased cash flows used by or decreased cash flows provided by accounts receivable, inventory, contract assets, prepaid expenses and other, accrued liabilities and income tax payable, partially offset by increased cash flows provided by or decreased cash flows used by contract liabilities, accounts payable and retirement obligations and other liabilities as compared to the same period in 2021.
Increases in accounts receivable used $78.4 million of cash flow for the nine months ended September 30, 2022, as compared to provided $24.4 million for the same period in 2021. As of September 30, 2022, our days’ sales outstanding ("DSO") was 79 days as compared with 74 days as of September 30, 2021.
Increases in contract assets used $21.9 million of cash flow for the nine months ended September 30, 2022, as compared with cash flows provided of $35.4 million for the same period in 2021.
Increases in inventory used $151.9 million and $47.5 million of cash flow for the nine months ended September 30, 2022 and September 30, 2021, respectively. Inventory turns were 3.1 times at September 30, 2022, as compared to 3.5 as of September 30, 2021.
Increases in accounts payable provided $29.3 million of cash flow for the nine months ended September 30, 2022, as compared with $58.6 million cash used for the same period in 2021. Decreases in accrued liabilities and income taxes payable used $32.7 million of cash flow for the nine months ended September 30, 2022, as compared with $9.1 million of cash flow provided for the same period in 2021. Cash used from accrued liabilities and income tax payable included a one-time tax payment of approximately $30 million associated with accrued withholding taxes related to foreign undistributed earnings for the nine months ended September 30, 2022.
Increases in contract liabilities provided $27.2 million of cash flow for the nine months ended September 30, 2022, as compared to cash flows provided of $9.4 million for the same period in 2021.
Cash flows used by investing activities during the nine months ended September 30, 2022 were $45.6 million, as compared to $38.7 million for the same period in 2021. Capital expenditures during the nine months ended September 30, 2022 were $45.8 million, an increase of $11.8 million as compared with the same period in 2021. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2022, we currently estimate capital expenditures to be between $60 million and $70 million before consideration of any acquisition activity. In addition, proceeds received during the nine months ended September 30, 2022 from disposal of assets provided $0.4 million. Proceeds received during the nine months ended September 30, 2021 from disposal of assets provided $2.5 million.
Cash flows used by financing activities during the nine months ended September 30, 2022 were $111.8 million, as compared to $272.3 million of cash flows provided for the same period in 2021. Cash outflows in the nine months ended September 30, 2022 resulted primarily from the $24.2 million of payments on our Term Loan and $78.4 million of dividend payments. Cash inflows during the nine months ended September 30, 2021 resulted primarily from $498.3 million of proceeds related to the 2032 Senior Notes issuance, $300.0 million proceeds related to the unsecured term loan facility draw, partially offset by a $407.5 million payment on long-term debt resulting from the redemption of our 2022 Euro Senior Notes, $78.6 million of dividend payments and the repurchase of $17.5 million of common shares.
Our Amended and Restated Credit Agreement matures in September 13, 2026. Approximately $10 million of our outstanding Term Loan Facility is due to mature in the remainder of 2022 and approximately $40 million in 2023. As of September 30, 2022, we had an available capacity of $157.3 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the nine months ended September 30, 2022 we have made no cash contributions to our U.S. pension plan. At December 31, 2021, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently do not anticipate making any contributions to our U.S. pension plan in 2022. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of September 30, 2022, we have $96.1 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of September 30, 2022.
As of September 30, 2022, we have cash and cash equivalents of $351.9 million and $157.3 million of borrowings available under our Senior Credit Facility. On October 14, 2022, the Company borrowed $45.0 million on the Revolving Credit Facility for general corporate purposes. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. Additionally, we expect that the costs savings measures planned and already in place will enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months) as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report. The critical policies, for which no significant changes have occurred in the nine months ended September 30, 2022, include:
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into three swap agreements associated with our Euro investment in certain of our international subsidiaries. The swap agreements are designated as a net investment hedges and as of September 30, 2022, the notional value of the swaps agreements was €423.2 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. For further discussion related to these swap agreements refer to Note 5 to our condensed consolidated financial statements included in this Quarterly Report. We recognized net gains (losses) associated with foreign currency translation of $(89.3) million and $(15.6) million for the three months ended September 30, 2022 and 2021, respectively, and $(170.2) million and $(12.5) million for the nine months ended September 30, 2022 and 2021, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of September 30, 2022, we had a U.S. dollar equivalent of $399.6 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $425.2 million at December 31, 2021. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $30.5 million and $(1.1) million for the three months ended September 30, 2022 and 2021, respectively, and $34.9 million and $(14.8) million for the nine months ended September 30, 2022 and 2021, respectively, are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2022, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2022 would have impacted our net earnings by approximately $5 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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

In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2021 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended September 30, 2022, our 2021 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended September 30, 2022, we had no repurchases of our common stock shares.  As of September 30, 2022, we have $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	382	(2)	$29.33	—	$96.1
August 1 - 31	1,069	(3)	33.46	—	96.1
September 1 - 30	193	(2)	25.05	—	96.1
Total	1,644		$31.51	—
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
(3)Includes 213 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $32.88 and 856 shares purchased at a price of $33.60 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective August 16, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2022).

10.1+	Flowserve Corporation Executive Officer Severance Plan, as amended and restated August 17, 2022*.

10.2+	Flowserve Corporation Annual Incentive Plan, as amended and restated August 17, 2022*.

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	October 31, 2022	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2022	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)