Form 10-K
period 2022-12-31
FLOWSERVE CORP
filed 2023-03-07
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,414,922,893. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of March 1, 2023 was 131,117,928.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2023 Annual Meeting of Shareholders scheduled to be held on May 25, 2023 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

i

PART I
ITEM 1.BUSINESS
Unless the context otherwise indicates, references to "Flowserve," "the Company" and such words as "we," "our" and "us" include Flowserve Corporation and its subsidiaries.

OVERVIEW
Flowserve Corporation is a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation (including nuclear, fossil and renewable) and water management, as well as certain general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting.

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

BUSINESS SEGMENTS AND PRODUCTS

Our Primary Industries
We sell our products and services to approximately 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our total bookings in 2022, 2021 and 2020 were $4.4 billion, $3.8 billion and $3.4 billion, respectively. Our bookings mix by industry in 2022, 2021 and 2020 consisted of:

	2022	2021	2020
• oil and gas	40%	35%	34%
• general industries(1)	22%	26%	26%
• chemical(2)	22%	24%	24%
• power generation	12%	12%	13%
• water management	4%	3%	3%
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
In contrast to large project orders, the quick turnaround business, which we also refer to as "short-cycle," is defined as orders that are received from the customer (booked) and shipped generally within six months of receipt. These orders are typically for more standardized, general purpose products, parts or services, and are less cyclical than larger capital expenditures driven by project orders. Each of our two business segments generates certain levels of this type of short-cycle business.
In the sale of aftermarket products and services (collectively referred to as "aftermarket"), we benefit from a large installed base of our original equipment, which requires periodic maintenance, repair and replacement parts. We use our manufacturing platform and global network of QRCs to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to selectively expand our global QRC capabilities to improve our ability to capture an increasing portion of this important aftermarket business. Each of our two business segments generates certain levels of aftermarket products and services.
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. In addition, to augment our focus on growth we have initiated a diversify, decarbonize and digitize growth strategy ("3D Strategy"). The 3D Strategy focuses on diversifying end markets to create a more balanced portfolio, supporting customers through the energy transition and leveraging technology and data to improve customer operations and provide solutions.
For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 19 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.

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
BUSINESS SEGMENTS
We report a two operating segment structure, consisting of our Flowserve Pumps Division and our Flow Control Division. In addition to the business segment information presented below, Note 19 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2022, 2021 and 2020.
FLOWSERVE PUMP DIVISION
Our largest business segment is the Flowserve Pump Division ("FPD"), through which we design, manufacture, pretest, distribute and service specialty and highly-engineered custom and pre-configured pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and upgrades and related aftermarket services. FPD products and services are primarily used by companies that operate in the oil and gas, chemical, power generation, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured in 35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia Pacific and six in Latin America, and we have 132 QRCs, including those co-located in manufacturing facilities and/or shared with our Flow Control Division ("FCD").
We also conduct business through strategic foreign joint ventures. We have five unconsolidated joint ventures that are located in Chile, India, Saudi Arabia, South Korea and the United Arab Emirates, where a portion of our products are manufactured, assembled or serviced in these territories. These relationships provide numerous strategic opportunities, including increased access to our current and new markets, access to additional manufacturing capacity and expansion of our operational platform to support best-cost sourcing initiatives and balance capacity demands for other markets.
FPD Products
We manufacture more than 40 different active types of pumps, including American Petroleum Institute ("API") process pumps used in many downstream refining and petrochemical processing systems, and single case multistage axially split heavy duty pumps often used for high pressure hydrocarbon pipeline transmission. In addition, we manufacture double case diffuser style barrel pumps for medium duty applications in refining and petrochemical applications and submersible pump for deep well pumping in irrigation and municipal water supply service. We also manufacture approximately 185 different models of mechanical seals and sealing systems. Our pump products are sold under globally recognized brands in some cases dating back as far as 225 years ago, including Worthington, SIHI, Durco and Innomag. As announced in 2022, Flowserve also produces FLEX, a pressure exchange device for mainly the desalination market.
FPD Services
We also provide engineered aftermarket services through our global network of 132 QRCs, some of which are co-located in manufacturing facilities, in 45 countries. Our FPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning services, seal systems spare parts, repairs, advanced diagnostics, re-rate and upgrade solutions and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of FPD’s service work is performed on a quick response basis and we offer 24-hour service in all of our major markets.
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
As the world continues to undergo energy transition in the coming years, significant investment towards renewable sources of energy and energy efficiency solutions will become increasingly more important. We continue to develop new product designs to support our customers through energy transition in our key end markets. We have launched and will continue to launch new initiatives to support renewable energy, energy efficiency, emissions reduction, decarbonization, and sustainability as the world continues to embrace energy transition into the future. Product development and continued improvements in these areas is a key aspect of our environmental, social and governance (“ESG”) program.
In addition, we continue to advance our capabilities and technology position in the rapidly developing segment known as the Industrial Internet of Things ("IIoT"). Over the past several years we have continued to both invest and partner in this space to build remote monitoring solutions, as well as advanced equipment diagnostics in order to provide remote asset management and related services capabilities for our end-user customers. Our IIoT solution, RedRaven, includes delivering intelligent “edge” devices, advanced networking infrastructure and secure communication and security protocols, secure data management, and remote monitoring and reporting for our customers. In addition, we have moved beyond exploring new additive manufacturing capabilities, such as 3D printing and fast casting methods, and are exploring ways to economically scale these techniques as another means of manufacturing our products to both reduce lead time and lower our production costs.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business. Flowserve continues to develop cryogenic hydrogen pumping products and technology in connection with a third party technology partnership which began in 2022. Furthermore, Flowserve has continued to develop and commercialize new products with greater efficiency and capacity in the pressure exchanger portfolio.

FPD Customers
Our customer mix is diversified and includes leading EPC firms, major national oil companies, international oil companies, equipment end users in our served markets, other original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, chemical, power generation, water management and general industries.
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
FPD Backlog
FPD’s backlog of orders as of December 31, 2022 was $2,008.9 million, compared with $1,368.9 million as of December 31, 2021. We expect to recognize revenue on approximately 77% of December 31, 2022 backlog during 2023.
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
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries. Our products are currently manufactured in 19 principal manufacturing facilities, five of which are located in the U.S., eight located in Europe, five located in Asia Pacific and one located in Latin America. We deliver our services through our global network of 25 QRCs worldwide, including five sites in Europe and Africa, nine in North America, three in the Middle East, six in Asia Pacific and two in Latin America, including those co-located in manufacturing facilities.
On February 9, 2023 the Company entered into a definitive agreement under which it will acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals and target shareholder approval, and is expected to close by the end of the second quarter of 2023.

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
During 2022, we added the service of condition monitoring for our control valves, which is enabled by RedRaven, our proprietary IIoT solution, and digital positioners. Within any control valve system, the RedRaven solution acts as a condition monitoring system and provides critical operating information to the end users and therefore helps to reduce downtime, improve productivity and increase visibility into their flow processes. Additionally, RedRaven is connected to our QRC network for fast and reliable repair or replacement of valves, actuators and other related valve equipment.
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
FCD Customers
Our customer mix spans several end markets, including the chemical, power generation, oil and gas, water management, pulp and paper, mining and other general industries. We are especially active in providing solutions for emerging applications that supports sustainability (such as concentrated solar power, hydrogen economy, carbon capture, desalination, etc.) or increases energy productivity (such as Liquefied Natural Gas ("LNG"), Ethylene cracking, Hydro cracking, etc.). Lastly, our expertise in flow control management makes us a reliable partner to assist our customers with energy transition – by either making their processes more efficient and sustainable, or by providing products and solutions for new technologies that enable energy transition.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2022 was $745.5 million, compared with $639.8 million as of December 31, 2021. We expect to recognize revenue on approximately 90% of December 31, 2022 backlog during 2023.

ADDITIONAL INFORMATION REGARDING BOTH REPORTING SEGMENTS
Seasonality
Our financial results are traditionally seasonal, as we typically experience lower earnings in the first quarter of the year, with lower sales, coupled with fixed operating expenses, impacting our earnings and cash flows. We typically have higher sales, earnings and cash flows in the second half of the year with the fourth quarter being the strongest. Given that certain of our operating expenses are fixed, fluctuations in sales volumes from quarter to quarter may affect operating income for the respective quarters.
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
Raw Materials
The principal raw materials used in manufacturing our products include ferrous and non-ferrous metals in the form of bar stock, machined castings, fasteners, forgings and motors, as well as silicon, carbon faces, gaskets and fluoropolymer components. A substantial volume of our raw materials is purchased from outside sources, and we have been able to develop a robust supply chain. Since the onset of the COVID-19 pandemic, many of our suppliers have experienced varying lengths of production and shipping delays related to the pandemic, some of which continue to exist in highly affected countries. Additionally, global supply chain and logistics constraints affecting global markets caused additional headwinds throughout 2022. We have also experienced, and continue to experience, increased cost inflation throughout our supply chain. Throughout 2022, our operating costs were impacted by inflation, including with respect to the cost of certain raw materials, packaging and freight, as well as wage and benefit costs.
These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. We continually monitor the business conditions of our suppliers to manage competitive market conditions and to avoid potential supply disruptions wherever possible. We continue to expand global sourcing to capitalize on localization in emerging markets and low-cost sources of purchased goods balanced with efficient consolidated and compliant logistics. The combined effects of supply chain disruption, inflation and the strong U.S. dollar may adversely affect our ability to source raw materials from our suppliers.
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
As of December 31, 2022, we had approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in more than 50 countries. Of our global associates, there are approximately 7,600 in FPD and 3,300 in FCD. The remaining 5,100 associates support core business functions including legal, human resources, information technology, finance, commercial operations and sales, global engineering operations and marketing and technology operations. Regionally, approximately 4,900 of our associates are in North America, approximately 1,600 of our associates are in Latin America, approximately 6,000 of our associates are in Europe, the Middle East and Africa, and approximately 3,500 of our associates are in Asia Pacific. Our workforce is made up of approximately 13,300 salaried employees and 2,700 hourly employees.
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
Workplace Health and Safety: Safety is one of the corporate values at the Company and is embedded throughout our organization. We strive to create and maintain a safe working environment, empowering our employees to identify and report safety concerns and act to correct hazards. Our focus on safety and environmental protection has led to meaningful reductions in workplace safety incidents, emissions to the environment, and solid waste and hazardous waste generation at our facilities worldwide. Flowserve prioritized the safety of our employees, contractors and site visitors during the pandemic by promoting social distancing, masking and vaccination globally. In addition, the Company regularly monitors performance metrics, such as incident rates and lost time rates, and performance indicators, such as observations reported and training completions to ensure our safety program is having a positive impact on these key safety metrics.
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
Training, Development and Ethics: Developing our people is an essential aspect of the Flowserve's strategy and we believe development is a continuous process. We offer developmental opportunities to help our associates build the skills needed to reach their short-term and long-term career goals, including but not limited to on-the-job training, online learning, rotational programs, professional memberships, language learning and leadership development. To help our associates see how their work contributes to overall Company objectives and successes, management uses a robust performance management system and provides regular feedback to develop talent and foster engagement.
Throughout 2022 we engaged our more than 2,000 people leaders with Leadership in Motion, a development program focused on the foundational capabilities of leadership through the lens of Flowserve's values and behaviors. Together, these leaders advanced their skills in collaborating across the enterprise, developing their teams, and strengthening our culture of inclusion for all associates. We also introduced People Leader Expectations through the program to build on our Values and Behaviors with clearly defined attributes and actions for people leaders.
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
Culture and Engagement: To further enhance our culture, we conduct biannual employee engagement surveys to solicit feedback and input directly from our associates. In 2022, approximately 80% of our associates participated in our employee engagement survey. The Company put action to the survey results by empowering leaders with results summaries and personalized action planning support to further advance our culture and values at a local level.
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
In addition, in 2022 management received education and training on unconscious bias and leading with inclusivity. With these programs and educational opportunities, we hope to foster an employee culture that drives inclusion, combats bias and positively impacts our communities in and outside of Flowserve.
In 2022, we continued our journey to advance our culture of inclusion through partnership with McKinsey’s Black Leadership Academy, a virtual program offered to Black managers and leaders who aspire to take the challenging leap into senior leadership. The program focuses on building core management and leadership capabilities, developing the cross-functional knowledge needed to lead successful businesses and teams, and on strengthening personal networks. The 45-hour program supported our leaders in their personal and professional development.
Another avenue to foster our culture is through our employee recognition program, the Spirit of Flowserve. This program supports our business strategy, our values and our vision to drive an innovative culture, customer-centric mindset, employee engagement and talent retention. In 2022, over 21,000 awards were given through the Spirit of Flowserve program for exceptional achievement and positive impact to the Company.
Environmental, Social and Governance Activities
We structure our approach to sustainability around ESG principles that incorporate our values and business priorities so that all of our associates can contribute to our ESG priorities. Our ESG program is centered on three key pillars – climate, culture and core responsibility. Climate captures the environmental pillar of our ESG approach and outlines our commitment to enabling a clean energy future for our operations and our customers. Culture refers to the social pillar of our ESG strategy and is rooted in our belief that the collective energy of our people set us apart. It defines our commitment to strengthening our values-driven culture and investing in our communities through talent recruitment and engagement, diversity, equity and inclusion, workplace health and safety, and employee well-being. Core responsibility represents governance and how we seek to conduct business ethically and in accordance with laws and regulations around the world.
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
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $246.6 million in 2022, $263.1 million in 2021 and $264.6 million in 2020.
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

ITEM 1A.RISK FACTORS
Please carefully consider the following discussion of material factors, events, and uncertainties that make an investment in our securities risky. If any of the factors, events and contingencies discussed below or elsewhere in this Annual Report materialize, our business, financial condition, results of operations, cash flows, reputation or prospects could be materially adversely affected. While we believe all known material risks are disclosed, additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also materially adversely affect our business, financial condition, results of operations, cash flows, reputation, prospects or stock price. Because of the risk factors discussed below and elsewhere in this Annual Report and in other filings we make with the SEC, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, historical trends should not be used to anticipate results or trends in future periods and actual results could differ materially from those projected in the forward-looking statements contained in this Annual Report.
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
The ongoing COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, have precipitated or aggravated many of the factors described above, and we expect that these factors will continue to adversely impact our operations and financial performance as well as those of many of our customers and suppliers. For further discussion of the risks presented by the ongoing pandemic, see the discussion below under the heading “The COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations and financial performance.”
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
At December 31, 2022, our backlog was $2.7 billion. In 2023, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Our manufacturing plant operations, capacity and supply chain are subject to disruption as a result of equipment failure, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, terrorism, cyber-based attacks, conflicts or unrest, epidemics or pandemics (including the ongoing COVID-19 pandemic), labor disputes, acts of God, or other reasons. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to successfully execute and realize the expected financial benefits from any restructuring and strategic realignment and other cost-saving initiatives could adversely affect our business.
Adverse effects from our execution of any future restructuring and realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Moreover, because such expenses are difficult to predict and are necessarily inexact, we may incur substantial expenses in connection with the execution of any future restructuring and realignment plans in excess of what is currently anticipated. Further, restructuring and realignment activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected, and we could experience business disruptions with customers and elsewhere if any restructuring and realignment efforts prove ineffective.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, project management, proximity to service centers, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, technology, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. A relatively strong U.S. dollar has made and may continue to make our products more expensive overseas, which may make our ability to meet our international customers’ pricing expectations particularly challenging and may result in erosion of product margin and market share. In addition, negative publicity or other organized campaigns critical of us, through social media or otherwise, could negatively affect our reputation and competitive position. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control, including more recently due to the COVID-19 pandemic. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have been volatile. Our operating margins and results of operations and cash flows may be adversely affected if we are unable to pass increases in the costs of our raw materials on to our customers or if other methods to offset our increased costs through supply chain management, contractual provisions and gains in operational efficiencies are not achieved.
Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including with respect to purchased parts, commodity and raw material costs. Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight, and cost of labor which have been and may continue to be driven by inflation, tightening labor markets, prevailing price levels, exchange rates, and other economic factors. Throughout 2022, our operating costs have been impacted by price inflation, including with respect to the cost of certain raw materials, commodities, freight and logistics, and we expect this to continue for the foreseeable future. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through price increases, which would reduce our profit margins and cash flows. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
The COVID-19 pandemic has had, and may continue to have an adverse impact on our operations and financial performance.
The COVID-19 pandemic, including actions taken by governments in response, caused and may continue to cause, a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty and volatility in the financial and commodity markets, including global volatility in supply and demand for oil and gas. These effects have had an adverse impact on our operations and financial performance and the operations and financial performance of many of our customers and suppliers.
For example, the global supply chain and logistics constraints affecting global markets adversely affected the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. These effects in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued into 2023 and we expect they will continue as ongoing global supply chain and logistics headwinds continue to affect global markets.
The ultimate impact of the COVID-19 pandemic on our operations and financial performance will continue to depend on many factors that are not within our control, including, but not limited, to, any future resurgence and actions taken by governments in response thereto.

Terrorist acts, conflicts, wars, natural or manmade disasters, epidemics or pandemics, acts of God and other such events around the world at times materially adversely affect our business, financial condition and results of operations and the market for our common stock.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to, among other things, terrorist acts, conflicts (including as a result of geopolitical uncertainty and/or conflicts in the countries and/or regions where we operate, including the United Kingdom, the European Union, Ukraine and the Trans-Pacific region), severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, cyber-based attacks, epidemics or pandemics (including the ongoing COVID-19 pandemic), labor disputes, and acts of God wherever located around the world. The potential for future such events, the national and international responses to such events or perceived threats to national security, and other actual or potential conflicts or wars, such as the Russia-Ukraine conflict, the Israeli-Hamas conflict and ongoing instability in Syria and Egypt, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Changes in general economic conditions or any of the foregoing events, or our inability to accurately forecast these changes or events or mitigate the impact of these conditions on our business, could materially adversely affect us. See also the discussion below under the heading "Economic, political and other risks associated with international operations could adversely affect our business."
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
Over the years, we have made several public commitments regarding our intended reduction of carbon emissions including other short- and mid-term environmental sustainability goals. We may be required to expend significant resources to meet these commitments, which could significantly increase our operational costs. Further, there can be no assurance of the extent to which any of our ambitions will be achieved, or that any future investments we make in furtherance of achieving our sustainability goals will meet customer expectations and needs, investor expectations or any binding or non-binding legal standards regarding sustainability performance. In particular, our ability to meet those commitments depends in part on innovations and significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders.
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
As of December 31, 2022, we had approximately 16,000 employees, of which approximately 4,500 were located in the U.S. Approximately 5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, Romania, South Africa, Spain, and Sweden. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Our ability to successfully negotiate new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire could result in business disruptions or increased costs.
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
We may also encounter additional costs from claims made and/or legal proceedings brought against us with respect to alleged workplace harassment or discrimination, and we could suffer reputational harm.
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
Our information technology networks and related systems and devices and those technology systems under control of third parties with whom we do business are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. These information technology networks and related systems and devices and those under control of third parties are susceptible to damage, disruptions or shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, computer viruses, cyber-attacks, malware attacks, ransomware attacks, theft, misconduct by employees or other insiders, misuse, human errors or other events. If any of the aforementioned breaches or disruptions occur and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.
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
Risks Related to International Operations
Economic, political and other risks associated with our international operations could adversely affect our business.
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily source certain of our manufacturing and engineering functions, raw materials and components from China, Eastern Europe, India and Latin America. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:
•instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe and Latin America, and political conditions in the Middle East, Asia, North Africa, Latin America, the Trans-Pacific region and other emerging markets;

•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•political, financial market or economic instability relating to epidemics or pandemics (including the ongoing COVID-19 pandemic);
•uncertainties related to any geopolitical, economic and regulatory effects or changes due to recent or upcoming domestic and international elections;
•the imposition of governmental economic sanctions on countries in which we do business;
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
For example, political unrest or work stoppages negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that are affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in Russia/Ukraine, the Middle East, Asia and North Africa could soften the level of capital investment and demand for our products and services. In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have commenced the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers, terminate our approximately 50 Russia-based employees and terminate other related contractual commitments and currently expect this process to continue throughout 2023. See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of the termination of our Russian operations.
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
In particular, there is uncertainty related to the Biden administration’s plans for new or existing treaty and trade relationships with other countries, including with respect to the January 2017 U.S. withdrawal from the Trans-Pacific Partnership, which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2022 (such as the ongoing global economic impact of the COVID-19 pandemic, as well as ongoing conflicts and terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the U.S. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets. For further discussion of the impact of tariffs and trade agreements on our business, please see the discussion above under the heading "Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business."
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
We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology. For example, effective patent, trademark, copyright and trade secret protection are unavailable or limited in some of the foreign countries in which we operate. In addition, confidentiality agreements which we enter into with employees and third parties could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. Resorting to litigation to protect our intellectual property rights is burdensome and costly, and we may not always prevail. Further, adequate remedies are not always available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Failure to successfully enforce our intellectual property rights could harm our competitive position, business, financial condition, results of operations and cash flows.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $297 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will more likely than not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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

There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In recent years, the estimated fair value of our pump reporting unit has fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our pump reporting unit as of December 31, 2022, we will continue to monitor its performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2022 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Aggregate Square Footage
FPD
U.S.	7	1,198,000
Non-U.S.	18	3,598,000
FCD
U.S.	5	925,000
Non-U.S.	10	1,495,000

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

ITEM 3.LEGAL PROCEEDINGS

We are party to the legal proceedings that are described in Note 15 to our consolidated financial statements included in Item 8 of this Annual Report, and such disclosure is incorporated by reference into this Item 3. In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us, and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows. We have established reserves covering exposures relating to contingencies to the extent believed to be reasonably estimable and probable based on past experience and available facts.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS" and our CUSIP number is 34354P105. On March 1, 2023, our records showed 897 shareholders of record. We have historically paid quarterly dividends based on a dividend date-of-record in the last month of each quarter with the dividend paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2022, we had no repurchases of our common stock shares as part of publicly announced plans. As of December 31, 2022, we had $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)(4)	Approximate Dollar Value That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	928	(1)	$27.17	—	$96.1
November 1 - 30	1,732	(2)	30.26	—	96.1
December 1 - 31	3,944	(1)	29.92	—	96.1
Total	6,604		$29.62	—
_______________________________________
(1)Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(2)Includes 789 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $29.96 and 943 shares purchased at a price of $30.51 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
(4)Note 17 to our consolidated financial statements included in Item 8 of this Annual Report provides additional information regarding our share repurchase activity.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrials. The graph assumes an investment of $100 on December 31, 2017, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
Dollars
2017
2018
2019
2020
2021
2022
Flowserve Corporation
S&P 500 Index
S&P 500 Industrials

	Base Period	December 31,
Company/Index	2017	2018	2019	2020	2021	2022
Flowserve Corporation	$100.00	$91.79	$122.70	$93.41	$79.31	$81.74
S&P 500 Index	100.00	95.61	125.71	148.83	191.51	156.80
S&P 500 Industrials	100.00	86.68	112.10	124.49	150.75	142.44

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” included in this Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of QRCs, we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. As of December 31, 2022, we have approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are intended to maximize operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 152 QRCs located around the globe, some of which are shared by our two business segments, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, we continuously improve our global operations. Despite recent supply chain disruption caused by the COVID-19 pandemic and labor constraints, we continue to enhance our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
COVID-19 and Related Impacts
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
As a result of the emergence of COVID-19 variants, certain geographies where we operate, such as China, have occasionally reinstituted temporary government-mandated shutdowns that were previously implemented to curtail the spread of the virus. While all of our facilities generally remain open and operational, the measures described above, combined with continued employee costs and under-absorption of manufacturing costs as a result of temporary closures and work-from-home policies, had an adverse impact on our financial performance throughout 2022. As the geographies in which we operate continue to fully open, we expect a decline of COVID-related adverse impacts as we navigate through 2023.
Since the onset of the pandemic, many of our suppliers have also experienced varying lengths of production and shipping delays related to the COVID-19 pandemic and its effects, some of which continue to exist in highly affected countries. For example, as part of its COVID-related policies in 2022, China has declared a number of city-wide lockdowns that adversely affected the global supply chain. As a result of these measures, our production facilities and suppliers located in China experienced interruptions in production in 2022. These interruptions contributed to component shortages and other supply chain constraints that affected our ability to fulfill customer orders within desired lead times, both directly in the Asia Pacific Region and indirectly in other regions. As China and other countries within the region fully open we expect these adverse impacts to decline in 2023.
Additionally, the global supply chain and logistics constraints continued to cause additional headwinds in 2022. These conditions have had an adverse effect on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. Additionally, these conditions have in some cases impacted our ability to deliver products to customers on time, which has in turn led to an increase in backlog at some of our manufacturing sites. These disruptions in our supply chain and their effects have continued and we expect they will continue into 2023 as ongoing global supply chain and logistics headwinds continue.
In order to position ourselves to fulfill demand and to counteract the ongoing impacts on our supply chain, we continue to monitor the supply chain closely and to take various proactive steps to protect the continuity of supply, including building inventory to support backlog execution, qualifying alternative sources and redesigning our products.
The strong U.S. dollar has made and may continue to make our products more expensive overseas and has made it challenging to meet our international customers’ pricing expectations. We will continue to be proactive in our efforts to stay competitive in our prices and market share.
Throughout the pandemic we engaged in a number of cost savings measures in order to help mitigation the adverse effects of the pandemic on our financial results, including certain realignment activities. We will continue to evaluate additional cost savings measures in order to reduce the impact of the COVID-19 pandemic on our financial results, and we will continue to adapt our operations to respond to the changing conditions as needed but we expect these actions to reduce as the adverse impacts of the pandemic decrease in 2023.
In connection with the supply chain disruptions described above we have also experienced, and continue to experience, increased inflation and higher freight and logistics costs. Our operating costs have been impacted by price inflation throughout 2022, including with respect to the cost of certain raw materials, commodities, and freight and logistics. In response to these increased costs, we have engaged and will continue to engage in various mitigation strategies, including enhanced price realization efforts that were enacted throughout 2022.
During 2022, we continued to experience the same increased difficulty in maintaining staffing and productivity levels due to a tighter labor market for new hiring. We expect that labor market to improve as we progress in 2023 as hiring conditions in the major markets we operate in have started to shift favorably.
During 2022, the ongoing effects of the COVID-19 pandemic in global markets continued to adversely impact our customers, particularly in the oil and gas markets. Many of our large oil and gas customers reduced capital expenditures and budgets in 2020 and while spending for maintenance and repair projects and aftermarket services returned to pre-pandemic levels in 2022, project-based, oil and gas customer spending has yet to return to pre-pandemic levels despite some modest improvement during 2022. In this regard, we saw an overall increase in bookings of 17.8% during 2022 as compared to the same period in 2021.
The timing for completion of delayed projects will largely depend on the duration of the recovery in oil and gas capital expenditure budgets in 2023. We continue to expect planned oil and gas capital spending to increase in 2023 but remain below pre-pandemic levels.
Our Markets
Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water management, and several other industries, such as mining, food and beverage, steel, and pulp and paper, that are collectively referred to as "general industries."
Oil and Gas
The oil and gas industry, which represented approximately 40% and 35% of our bookings in 2022 and 2021, respectively, experienced a material decrease in capital spending in 2020 primarily due to decreased project activity and short cycle investment resulting from the pandemic's negative impact on demand for refined products. Customers' repair and maintenance budgets improved in 2021 where bookings levels returned to roughly pre-pandemic levels, partially offsetting the decreased project activity and short cycle investment. Customer spending in 2022 for repair and maintenance continued at roughly pre-pandemic levels and also included improved larger project investment, where Flowserve booked one of its largest oil and gas orders in its history of over $230 million.
The outlook for the oil and gas industry is heavily dependent on the duration of the pandemic and its impact on fuel demand, demand growth from both mature markets and developing geographies as well as changes in the regulatory environment. While we believe that the pandemic will continue to negatively impact our customers' capital investment budgets, we expect increased investment related to energy security and decarbonization efforts in 2023. We further believe improved and stable oil prices provide support for increased demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive and see a stabilized environment with expected increased fuel demand on improved pandemic management, and as the industry works through current excess supply. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
General Industries
General industries represented, in the aggregate, approximately 22% and 26% of our bookings in 2022 and 2021, respectively. General industries comprise a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2022 and 2021. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industry activity levels increased in 2022 for the second consecutive year, primarily due to customers' improved repair and maintenance budgets.
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

Chemical
The chemical industry represented approximately 22% and 24% of our bookings in 2022 and 2021, respectively. The chemical industry is comprised of petrochemical, specialty chemical and pharmaceutical products. Customer spending in 2022 increased for the second consecutive year following the pandemic's negative impact on demand for chemical products in 2020. Customers' repair and maintenance budgets improved in 2022 and 2021 where bookings levels returned to roughly pre-pandemic levels.
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
Power Generation
The power generation industry represented approximately 12% and 12% of our bookings in 2022 and 2021, respectively. In 2022, energy security concerns drove increased investment in the power generation industry, including nuclear new build and life extensions as well as traditional thermal power sources.
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
Despite fewer new nuclear plants being constructed in recent years, nuclear power remains an important contributor to the global energy mix. We continue to support our significant installed base in the global nuclear fleet by providing aftermarket and life extension products and services. Due to our extensive history, we believe we are well positioned to take advantage of this ongoing source of aftermarket and new project opportunities.
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
Water Management
The water management industry represented approximately 4% and 3% of our bookings in 2022 and 2021, respectively. Water management industry activity levels increased in 2022 for the second consecutive year, following the decrease in 2020 primarily due to the pandemic's negative impact on government budgets across the globe. Worldwide demand for fresh water, water treatment and re-use, desalination and flood control are expected to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. With improved management of the pandemic, we expect capital and aftermarket spending to rise in developed and emerging markets with governments and private industry providing funding for critical projects when their priorities shift away from pandemic-management.
The proportion of people living in regions that find it difficult to meet water requirements is expected to double by 2025. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.

Impact of Russia-Ukraine Conflict on our Business
In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have commenced the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers, terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts we have also experienced supply shortages and inflationary pressures.
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
We reevaluated our financial exposure as of December 31, 2022 and recorded an incremental $13.6 million pre-tax charge ($9.8 million after-tax) in the fourth quarter of 2022 for additional contract cancellation fees and to reserve our residual financial exposure due to increased Russia sanctions imposed during the latter part of 2022 and our decision to cancel backlog as a result of the additional sanctions.
The following table presents the above impacts of the Russia pre-tax charge:

	Year Ended December 31, 2022
(Amounts in thousands)	FPD	FCD	Consolidated Total
Sales	$(9,330)	$—	$(9,330)
Cost of sales ("COS")	7,442	1,418	8,860
Gross loss	(16,772)	(1,418)	(18,190)
Selling, general and administrative expense ("SG&A")	13,977	1,720	15,697
Operating loss	$(30,749)	$(3,138)	$(33,887)

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

Outlook for 2023
As the world continues to recover from the COVID-19 pandemic, we have seen an inflection in our served end-markets as commodity prices and mobility levels increase. With our increased backlog and improved market environment we expect to return to growth in 2023, however the combined effects of the supply chain, logistics and labor availability headwinds are expected to continue in 2023, though to a lesser extent than 2022. Further, we have not seen and do not expect to see an increase in cancellations from our backlog. We therefore expect to continue to deliver on our backlog during 2023, though with a slightly longer cycle time than originally expected.
Our bookings were $4.4 billion during 2022. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results. Assuming continued progress with the pandemic and other supply chain, logistics and labor availability headwinds, we further expect full-year bookings in 2023 to be comparable to 2022 levels.
On December 31, 2022, we had $989.2 million of fixed-rate Senior Notes outstanding.  We expect our interest expense in 2023 will be higher compared with amounts incurred in 2022 as a result of the early termination of our cross-currency swap agreements on December 20, 2022. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Senior Credit Facility to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2023. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2023, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $75 million and $85 million, before consideration of any acquisition activity. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $2 million in 2023, excluding direct benefits paid.

OUR RESULTS OF OPERATIONS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year December 31, 2022 compared to fiscal year 2021. The discussion and analysis of changes in the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 that are not included in this Form 10-K may be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our costs. We anticipate a total investment in Realignment Program activities of approximately $95 million and the vast majority of the charges were incurred in 2020 and 2021. There are certain remaining realignment activities that are being evaluated, but have not yet been finalized and therefore not included in the anticipated total investment.
Realignment Activity
The following tables present our investment activity by segment related to our Realignment Program:

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment Program Charges
COS	$238	$179	$417	$(61)	$356
SG&A	148	(395)	(247)	(274)	(521)
Total	$386	$(216)	$170	$(335)	$(165)

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment and Transformation Program Charges
COS	$14,249	$2,007	$16,256	$590	$16,846
SG&A(1)	1,033	699	1,732	3,913	5,645
Total	$15,282	$2,706	$17,988	$4,503	$22,491
_________________________
(1) Includes gains from the sales of non-strategic manufacturing facilities that are included in our Realignment Programs.

Bookings and Backlog

	2022	2021	2020
	(Amounts in millions)
Bookings	$4,447.5	$3,774.4	$3,411.6
Backlog (at period end)	2,735.3	2,003.6	1,854.9
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer in regard to the manufacture, delivery, and/or support of products or the delivery of service. Bookings recorded and subsequently canceled within the same fiscal period are excluded from reported bookings. Bookings cancelled from the prior fiscal periods are excluded from the reported bookings and represent less than 1% for all periods presented. Bookings of $4.4 billion in 2022 increased by $673.0 million, or 17.8%, as compared with 2021. The increase included negative currency effects of approximately $184 million. The increase was driven by increased customer bookings in the oil and gas, power generation, chemical, general and water industries. The increase in customer bookings was more heavily weighted towards original equipment bookings. The increase included the impact of FPD original equipment orders booked in 2022 in excess of $230 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.7 billion at December 31, 2022 increased by $731.7 million, or 36.5%, as compared with December 31, 2021 and include the negative impact of $25.2 million of order cancellations in 2022 due to cessation of our operations in Russia. Currency effects provided a decrease of approximately $53 million (currency effects on backlog are calculated using the change in period end exchange rates). Backlog related to aftermarket orders was approximately 34% and 38% of the backlog at December 31, 2022 and 2021, respectively. We expect to recognize revenue on approximately 81% of the December 31, 2022 backlog during 2023. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $652 million as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Sales

	2022	2021	2020
	(Amounts in millions)
Sales	$3,615.1	$3,541.1	$3,728.1
Sales in 2022 increased by $74.0 million, or 2.1%, as compared with 2021. The increase included negative currency effects of approximately $167 million. The increase in sales was primarily driven by aftermarket, with increased sales into North America, the Middle East, Africa and Latin America, partially offset by decreased sales into Asia Pacific and Europe. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 52% of total sales for the same period in 2021.

Sales to international customers, including export sales from the U.S., were approximately 62% of total sales in 2022 and 67% in 2021. Sales into Europe, the Middle East and Africa ("EMA") were approximately 32% of total sales in both 2022 and 2021. Sales into Asia Pacific were approximately 19% of total sales for 2022 and 23% in 2021. Sales into Latin America were approximately 7% of total sales in both 2022 and 2021.

Gross Profit and Gross Profit Margin

	2022	2021	2020
	(Amounts in millions, except percentages)
Gross profit	$994.3	$1,049.7	$1,116.8
Gross profit margin	27.5%	29.6%	30.0%
Gross profit in 2022 decreased by $55.4 million, or 5.3%, as compared with 2021. Gross profit margin in 2022 of 27.5% decreased from 29.6% in 2021. The decrease was primarily due to lower conversion of customer backlog to revenue, the under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers, increased freight costs largely due to global supply chain and logistics constraints and a $8.9 million charge taken in 2022 related to our financial exposure in Russia, partially offset by a mix shift to higher aftermarket sales, a $4.5 million reversal of previously reserved inventory due to settlement with a customer, decreased costs related to our realignment actions and lower broad-based annual incentive compensation as compared to the same period in 2021.

SG&A

	2022	2021	2020
	(Amounts in millions, except percentages)
SG&A	$815.5	$797.1	$878.2
SG&A as a percentage of sales	22.6%	22.5%	23.6%
SG&A in 2022 increased by $18.4 million, or 2.3%, as compared with 2021. Currency effects yielded a decrease of approximately $32 million. In 2022, SG&A as a percentage of sales increased 10 basis points primarily due to a $15.7 million charge taken in 2022 related to our financial exposure in Russia, incremental operating lease expense of $5.5 million related to the identification and correction of an accounting error and the acquisition and expense of $4.8 million of in-process research and development, partially offset by lower costs related to our realignment actions, a $8.6 million favorable settlement with a customer to reimburse previously incurred legal fees, the reversal of $5.1 million of previously reserved accounts receivable due to collection from a customer, a $4.2 million gain resulting from the sale of a small FPD QRC facility and lower broad-based annual incentive compensation as compared with the same period in 2021.

Net Earnings from Affiliates

	2022	2021	2020
	(Amounts in millions)
Net earnings from affiliates	$18.5	$16.3	$11.8
Net earnings from affiliates represents our net income from investments in five joint ventures (one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2022 increased by $2.2 million, or 13.5%, as compared to the prior year, primarily as a result of increased earnings of our FPD joint venture in South Korea.

Operating Income

	2022	2021	2020
	(Amounts in millions, except percentages)
Operating income	$197.2	$270.8	$250.3
Operating income as a percentage of sales	5.5%	7.6%	6.7%
Operating income in 2022 decreased by $73.6 million, or 27.2%, as compared with 2021. The decrease included negative currency effects of approximately $13 million. The decrease was primarily a result of the $18.4 million increase in SG&A and a $55.4 million decrease in gross profit.

Interest Expense and Interest Income

	2022	2021	2020
	(Amounts in millions)
Interest expense	$(46.2)	$(57.6)	$(56.2)
Interest income	4.0	2.8	4.2
Interest expense in 2022 decreased by $11.4 million as compared with 2021. The decrease was primarily attributable to a lower effective interest rate on our outstanding debt as compared with the same period in 2021. Interest income in 2022 increased by $1.2 million as compared to 2021. The increase in interest income was partially due to higher interest rates on our average cash balances compared with same period in 2021.

Loss on Extinguishment of Debt

	2022	2021	2020
	(Amounts in millions)
Loss on extinguishment of debt	$—	$(46.2)	$(1.2)
Loss on extinguishment of debt in 2021 of $46.2 million resulted from the redemption of our 2023 Senior Notes, 2022 Senior Notes and 2022 Euro Senior Notes and the write-off of deferred financing fees due to the amendment and restatement of the previous Senior Credit facility.

Other Income (Expense), net

	2022	2021	2020
	(Amounts in millions)
Other income (expense), net	$(0.6)	$(36.1)	$5.2
Other expense, net decreased $35.5 million as compared to 2021, due to a $46.7 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $9.5 million increase in losses from foreign exchange contracts.  The net change was primarily due to the foreign currency exchange rate movements in the Canadian dollar, Brazilian real, Euro and Indian rupee during the year ended December 31, 2022, as compared with the same period in 2021. Included in the other expense, net decrease for the period is a $19.2 million foreign currency remeasurement gain associated with a Canadian dollar denominated intercompany loan held by a Euro functional currency entity.

Income Tax and Tax Rate

	2022	2021	2020
	(Amounts in millions, except percentages)
Provision for (benefit from) income taxes	$(43.6)	$(2.6)	$61.4
Effective tax rate	(28.3)%	(1.9)%	30.4%

Our effective tax rate of (28.3)% for the year ended December 31, 2022 decreased from (1.9)% in 2021 and differed from the federal statutory tax rate of 21% primarily due to the release of the valuation allowance against our deferred tax assets in Germany and Mexico partially offset by a valuation allowance establishment in Argentina, and the release of the valuation allowance on our U.S. foreign tax credit carryforwards on general category income.
The 2021 effective tax rate differed from the federal statutory rate of 21% primarily due to the net impact of foreign operations and the reversal of certain deferred tax liabilities as a result of legal entity restructurings.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used in the underlying business. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2022, we had U.S. foreign tax credit carryforwards of $93.5 million, expiring in 2026-2032 tax years, against which we recorded a valuation allowance of $45.2 million related to the U.S. foreign tax credit carryforwards on foreign branch category income. Additionally, we have recorded other net deferred tax assets of $55.8 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.

Net Earnings and Earnings Per Share

	2022	2021	2020
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$188.7	$125.9	$130.4
Net earnings per share — diluted	$1.44	$0.96	$1.00
Average diluted shares	131.3	130.9	131.1
Net earnings in 2022 increased by $62.8 million to $188.7 million, or to $1.44 per diluted share, as compared with 2021. The increase was primarily attributable to the loss on extinguishment of debt of $46.2 million in 2021 that did not recur, a $41.0 million increase in tax benefit, a $35.5 million decrease in other expense, net and a $11.4 million decrease in interest expense, partially offset by an decrease in operating income of $73.6 million.

Other Comprehensive Income (Loss)

	2022	2021	2020
	(Amounts in millions)
Other comprehensive income (loss)	$(82.9)	$44.7	$(24.6)

Other comprehensive income (loss) in 2022 decreased by $127.6 million from an income of $44.7 million in 2021. The net loss in 2022 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Indian rupee, Chinese yuan and Mexican peso versus the U.S. dollar at December 31, 2022 as compared with 2021.

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
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pretest, distribute and service specialty and highly-engineered custom and pre-configured pumps and pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment"). FPD includes longer lead time, highly-engineered pump products and mechanical seals that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the oil and gas, chemical, power generation, water management and general industries. FPD operates in 49 countries with 35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia Pacific and six in Latin America, and we have 132 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	FPD
	2022	2021	2020
	(Amounts in millions, except percentages)
Bookings	$3,214.7	$2,675.7	$2,358.4
Sales	2,522.5	2,470.8	2,675.7
Gross profit	728.1	760.4	811.4
Gross profit margin	28.9%	30.8%	30.3%
SG&A	538.5	535.6	552.2
Gain on sale of business	—	1.8	—
Segment operating income	208.0	243.2	271.0
Segment operating income as a percentage of sales	8.2%	9.8%	10.1%
Backlog (at period end)	2,008.9	1,368.9	1,236.9
Bookings in 2022 increased by $539.0 million, or 20.1%, as compared with 2021. The increase included negative currency effects of approximately $134 million. The increase in customer bookings was driven by increased orders in the oil and gas, power generation, chemical, general and water industries. Increased customer bookings of $179.2 million into North America, $261.9 million into the Middle East, $46.7 million into Europe, $51.4 million into Asia Pacific and $20.7 million into Latin America, were partially offset by decreased customer bookings of $5.6 million into Africa. The increase in customer bookings was more heavily weighted towards original equipment bookings. Of the $3.2 billion of bookings in 2022, approximately 44% were from oil and gas, 22% from general industries, 18% from chemical, 12% from power generation and 4% from water management. The increase included the impact of original equipment orders booked in 2022 in excess of $230 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East.
Sales in 2022 increased $51.6 million, or 2.1%, as compared with 2021. The increase included negative currency effects of approximately $118 million. The increase was driven by customer aftermarket sales, resulting from increased customer sales of $106.5 million into North America, $39.2 million into the Middle East, $12.0 million into Latin America and $22.4 million into Africa, partially offset by decreased sales of $93.1 million into Asia Pacific and $34.3 million into Europe.
Gross profit in 2022 decreased by $32.3 million, or 4.2%, as compared with 2021. Gross profit margin in 2022 of 28.9% decreased from 30.8% in 2021. The decrease in gross profit margin was primarily attributable to lower conversion of customer backlog to revenue, under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers, increased freight costs largely due to global supply chain and logistics constraints and a $7.4 million charge taken in 2022 related to our financial exposure in Russia, partially offset by a mix shift to higher margin aftermarket, lower broad-based annual incentive compensation, a $4.5 million reversal of previously reserved inventory due to settlement with a customer and decreased costs related to our realignment actions as compared to the same period in 2021.

SG&A in 2022 increased by $2.9 million, or 0.5%, as compared with 2021. Currency effects provided a decrease of approximately $21 million. The increase in SG&A was primarily due a $14.0 million charge taken in 2022 related to our financial exposure in Russia and the acquisition and expense of $4.8 million of in-process research and development, partially offset by the reversal of $5.1 million of previously reserved accounts receivable due to collection from a customer, a $4.2 million gain resulting from the sale of a small QRC facility and lower broad-based annual incentive compensation as compared to the same period in 2021.
Operating income in 2022 decreased by $35.2 million, or 14.5%, as compared with 2021. The decrease included negative currency effects of approximately $12 million. The decrease was primarily due to the $32.3 million decrease in gross profit and the $2.9 million increase in SG&A.
Backlog of $2.0 billion at December 31, 2022 increased by $640.0 million, or 46.8%, as compared with December 31, 2021 and include the negative impact of $19.0 million of order cancellations in 2022 due to the cessation of our operations in Russia. Currency effects provided a decrease of approximately $34 million.

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

	FCD
	2022	2021	2020
	(Amounts in millions, except percentages)
Bookings	$1,247.2	$1,112.8	$1,065.8
Sales	1,100.6	1,075.9	1,057.5
Gross profit	305.5	316.7	321.9
Gross profit margin	27.8%	29.4%	30.4%
SG&A	192.1	197.4	196.3
Segment operating income	113.4	119.7	125.6
Segment operating income as a percentage of sales	10.3%	11.1%	11.9%
Backlog (at period end)	745.5	639.8	623.1
Bookings in 2022 increased $134.4 million, or 12.1%, as compared with 2021. The increase included negative currency effects of approximately $49 million. The increase in customer bookings was driven by increased orders in the oil and gas, chemical, general and water industries. There were increased customer bookings of $52.4 million into North America, $0.4 million into Europe, $32.2 million into Asia Pacific, $32.1 million into the Middle East, $3.4 million into Latin America and $9.2 million into Africa. The increase was more heavily weighted towards original equipment bookings. Of the $1.2 billion of bookings in 2022, approximately 32% were from chemical, 30% were from oil and gas, 24% from general, 13% from power generation and 1% from water industries.
Sales in 2022 increased by $24.7 million, or 2.3%, as compared with 2021. The increase included negative currency effects of approximately $53 million and was driven primarily by increased customer original equipment sales. Sales increased $83.2 million into North America and $0.5 million into Africa, partially offset by decreased customer sales of $16.6 million into Europe $28.2 million into Asia Pacific, $7.0 million into the Middle East and $7.0 million into Latin America.
Gross profit in 2022 decreased by $11.2 million, or 3.5%, as compared with 2021. Gross profit margin in 2022 of 27.8% decreased from 29.4% in 2021. The decrease in gross profit margin was primarily attributable to increased freight costs largely due to global supply chain and logistics constraints, the establishment of $1.7 million of inventory reserves related to certain contracts that are estimated to be below market and a $1.4 million charge taken in 2022 related to our financial exposure in Russia, partially offset by decreased costs related to our realignment actions and lower broad-based annual incentive compensation as compared to the same period in 2021.
SG&A in 2022 decreased by $5.3 million, or 2.7% as compared with 2021. Currency effects provided a decrease of approximately $8 million. The decrease in SG&A was primarily due to lower broad-based annual incentive compensation, partially offset by a $1.7 million charge taken in 2022 related to our financial exposure in Russia, higher bad debt expense and a discrete asset write-down of $3.0 million in the second quarter of 2022 as compared to the same period in 2021.
Operating income in 2022 decreased by $6.3 million, or 5.3%, as compared with 2021. The decrease included negative currency effects of approximately $4 million. The decrease was primarily due to the $11.2 million decrease in gross profit partially offset by decrease in SG&A of $5.3 million.
Backlog of $745.5 million at December 31, 2022 increased by $105.7 million, or 16.5%, as compared with December 31, 2021 and include the negative impact of $9.8 million of order cancellations in 2022 due to the cessation of our operations in Russia. Currency effects provided a decrease of approximately $19 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2022	2021	2020
	(Amounts in millions)
Net cash flows provided (used) by operating activities	$(40.0)	$250.1	$310.5
Net cash flows provided (used) by investing activities	(6.1)	(59.5)	(41.7)
Net cash flows provided (used) by financing activities	(150.0)	(599.7)	147.6
The following is a discussion and analysis of the Company’s liquidity and capital resources for the years ended December 31, 2022 and 2021. A discussion of changes in the Company’s liquidity and capital resources for the year ended December 31, 2021 and 2020 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.
Existing cash, cash generated by operations and borrowings available under our senior credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2022 was $435.0 million, compared with $658.5 million at December 31, 2021.
At December 31, 2022 our cash used by operating activities was $40.0 million, as compared to cash provided of $250.1 million in 2021. Cash flow provided from working capital decreased in 2022 due primarily to increased cash flows used by or decreased cash flows provided by accounts receivable, inventory, contract assets, retirement obligations and other liabilities and accrued liabilities and income tax payable, partially offset by increased cash flows provided by or decreased cash flows used by contract liabilities, accounts payable and prepaid expenses and other assets as compared to 2021.
Increases in accounts receivable used $152.0 million of cash flow in 2022, compared to $8.7 million in 2021. For the fourth quarter of 2022 our days' sales outstanding ("DSO") was 75 days as compared to 72 days in 2021. We have not experienced a significant increase in customer payment defaults in 2022.
Increases in inventory used $147.5 million of cash flow in 2022 as compared with cash used of $32.1 million in 2021. Inventory turns were 3.6 times at December 31, 2022, as compared with 3.8 times for 2021. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Increases in contract assets used $41.8 million of cash flow and increases in contact liabilities provided $61.7 million of cash flow in 2022.

Increases in accounts payable provided $79.0 million of cash flow in 2022 compared with cash used of $19.5 million  in 2021. Decreases in accrued liabilities and income taxes payable used $5.2 million of cash flow in 2022 compared to $13.9 million in 2021.
Cash used by investing activities were $6.1 million in 2022, as compared to $59.5 million in 2021. The decrease of cash used in 2022 was primarily due to the termination of cross-currency swaps resulting in cash proceeds received of $66.0 million, higher cash proceeds provided from the disposal of assets during the year of $1.8 million and lower net affiliate investment activity of $7.0 million. Capital expenditures were $76.3 million in 2022, as compared to $54.9 million in 2021. In 2023, we currently estimate capital expenditures to be between $75 million and $85 million, before consideration of any acquisition activity.
Cash used by financing activities were $150.0 million in 2022 compared to cash flow used of $599.7 million in 2021. Cash outflows during 2022 resulted primarily from the $32.5 million in payments on our Term Loan and $104.5 million of dividend payments.
In 2022 we repurchased no shares of our outstanding common stock during the year. As of December 31, 2022, we had $96.1 million of remaining capacity under our share repurchase plan previously approved by the Board of Directors.
Our material cash requirements for the next 12 months, include our estimated 2023 capital expenditures described above and our contractual obligations summarized below under the subheading "--Contractual Obligations". In the aggregate, our cash needs in 2023 are expected to be lower than those of 2022 due to anticipated benefits from working capital reductions. We believe cash flows from operating activities, combined with availability under our senior credit facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Financing
On September 13, 2021, we amended and restated our credit agreement (the "Amended and Restated Credit Agreement") under our Senior Credit Facility ("Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans ii) provides for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. Most other terms and conditions under the previous Credit Facility remained unchanged.
The interest rates per annum applicable to the Revolving Credit Facility are unchanged under the Amended and Restated Credit Agreement. The interest rates per annum applicable to the Credit Facility, other than with respect to swing line loans, are London Interbank Offered Rate (“LIBOR”) plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2022, the interest rate on the Revolving Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2022.
Under the terms and conditions of the Amended and Restated Credit Agreement, interest rates per annum applicable to the Term Loan are stated as LIBOR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.

On February 3, 2023 we entered into an amendment to the Credit Facility (the “Amendment”) which (i) replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lowered the Material Acquisition (as defined in the Credit Facility) threshold from $250 million to $200 million and (iii) extended compliance dates for certain financial covenants. We believe this Amendment will provide greater flexibility and additional liquidity under our Credit Facility as we continue to pursue our business goals and strategy.
A discussion of our debt and related covenants is included in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We were in compliance with the covenants as of December 31, 2022.
Liquidity Analysis
Our cash balance decreased by $223.5 million to $435.0 million as of December 31, 2022 as compared with December 31, 2021. The cash decrease included $104.5 million in dividend payments, $76.3 million in capital expenditures, $32.5 million in Term Loan payments and $40.0 million in operating cash outflows, partially offset by $66.0 million in proceeds from the termination of cross-currency swaps.
During 2022, we made no cash contributions to our U.S. pension plan, compared to $20.0 million in 2021. At December 31, 2022 and 2021, as a result of the values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. As of December 31, 2022 direct benefits paid by the U.S. pension plan were $3.0 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
As of December 31, 2022, we had approximately $729 million of liquidity, consisting of cash and cash equivalents of $435 million and $294 million of borrowings available under our Senior Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. Additionally, we expect that the costs savings measures planned and already in place will enable us to maintain adequate liquidity over the next 12 months as we manage through the current market environment. We will continue to actively monitor the potential impacts of COVID-19 and related events on the credit markets in order to maintain sufficient liquidity and access to capital throughout 2023.

Contractual Obligations
The following table presents a summary of our contractual obligations at December 31, 2022:

	Payments Due By Period
(Amounts in millions)	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
Senior Notes and Term Loan Facility	$39.8	$119.8	$100.0	$989.2	$1,248.8
Fixed interest payments(1)	31.5	63.0	63.0	104.8	262.3
Other debt	9.3	15.4	—	—	24.7
Leases:
Operating	38.7	59.9	40.5	81.0	220.1
Finance	5.8	7.4	2.2	5.0	20.4
Purchase obligations:(2)
Inventory	744.2	98.8	9.5	34.2	886.7
Non-inventory	74.9	3.0	0.3	—	78.2
Pension and postretirement benefits(3)	57.8	115.1	118.6	291.3	582.8
Total	$1,002.0	$482.4	$334.1	$1,505.5	$3,324.0
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
The following table presents a summary of our commercial commitments at December 31, 2022:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$258.8	$241.3	$20.8	$10.2	$531.1
Surety bonds	40.4	11.0	0.8	—	52.2
Total	$299.2	$252.3	$21.6	$10.2	$583.3

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 68% of total defined benefit pension plan assets and approximately 58% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2022. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain an acceptable level of risk. At December 31, 2022, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans decreased to $537.3 million from $764.2 million at December 31, 2021. Assets were allocated as follows:

	U.S. Plan
Asset category	2022	2021
Cash and Cash Equivalents	1%	1%
Global Equity	21%	26%
Global Real Assets	13%	16%
Equity securities	34%	42%
Diversified Credit	18%	15%
Liability-Driven Investment	47%	42%
Fixed income	65%	57%

	Non-U.S. Plans
Asset category	2022	2021
Cash and Cash Equivalents	1%	0%
North American Companies	—%	1%
Global Equity	—%	1%
Equity securities	—%	2%
U.K. Government Gilt Index	38%	42%
Liability-Driven Investment	12%	9%
Fixed income	50%	51%
Multi-asset	20%	20%
Buy-in Contract	19%	20%
Other	10%	7%
Other types	49%	47%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $651.3 million and $892.6 million as of December 31, 2022 and 2021, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $13.4 million and $17.0 million as of December 31, 2022 and 2021, respectively.
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
In 2022, the service cost component of the pension expense for our defined benefit pension plans included in operating income was $30.7 million compared to $32.5 million in 2021. The non-service cost portion of net pension expense (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for our defined benefit pension plans included in other income (expense), net was $(4.2) million in 2022, compared to $(0.2) million in 2021.

The following are assumptions related to our defined benefit pension plans as of December 31, 2022:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	5.73%	4.46%
Rate of increase in compensation levels	3.50	3.61
Weighted average assumptions used to determine 2022 net pension expense:
Long-term rate of return on assets	5.75%	2.43%
Discount rate	3.00	1.71
Rate of increase in compensation levels	3.50	3.18
Weighted-average interest crediting rates	3.79%	1.49%
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.1)	$2.0
Effect on Benefit Obligation	(12.5)	13.4
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.6)	0.7
Effect on Benefit Obligation	(15.7)	16.2
U.S. Postretirement medical plans:
Effect on Benefit Obligation	(0.3)	0.3
Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.2)	$2.2
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.2)	1.2
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees or over the remaining expected lifetime for plans with only inactive participants.
At December 31, 2022, as compared with December 31, 2021, we increased our discount rate for the U.S. plan from 3.00% to 5.73% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had higher yields due to current market conditions. The average discount rate for the non-U.S. plans increased from 1.71% to 4.46% based on analysis of bonds and other publicly-traded instruments, by country, which had higher yields due to market conditions. The average assumed rate of compensation remained constant at 3.50% for the U.S. plan and increased to 3.61% from 3.18% for our non-U.S. plans. To determine the 2022 pension expense, the expected rate of return on U.S. plan and non-US plan assets decreased to 5.75% from 6.00% and increased to 2.43% from 2.37%, respectively, based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation.

Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $1.2 million higher in 2023 than the $26.5 million in 2022, primarily due to a increase in the interest cost. We have used discount rates of 5.73%, 4.46% and 5.83% at December 31, 2022, in calculating our estimated 2023 net pension expense for the U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.25% for 2022, 7.50% for 2021 and 7.00% for 2020, with a gradual decrease to 5.00% for 2032 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. In 2022, we contributed $18.7 million, to our defined benefit plans, compared to $35.8 million in 2021. We expect to contribute approximately $2 million to our non-U.S. pension plans in 2023, excluding direct benefits paid.
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
Revenue Recognition
We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. Transfer of control is evaluated based on the customer’s ability to direct the use of and obtain substantially all of the benefits of a performance obligation. Revenue is recognized either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided. Service-related revenues do not typically represent a significant portion contracts with our customers and do not meet the thresholds requiring separate disclosure.
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

Deferred Taxes, Tax Valuation Allowances and Tax Reserves
We recognize valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Our valuation allowances primarily relate to the deferred tax assets established for certain tax credit carryforwards, capital loss carryforwards, and net operating loss carryforwards for non-U.S. subsidiaries, and we evaluate the realizability of our deferred tax assets and adjust the amount of the valuation allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could, if successful, result in future reductions of certain valuation allowances.
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
While we believe we have adequately provided for any reasonably foreseeable outcomes related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. For a discussion related to deferred taxes, tax valuation allowances and tax reserves refer to Note 18 included in Item 8 of this Annual Report.
Reserves for Contingent Loss
We are a defendant in a number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. We have estimated that the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2052, which represents the expected end of our asbestos liability exposure with no further ongoing claims expected beyond that date. In light of the uncertainties and variables inherent in the long-term projection of the total asbestos liability, as part of our ongoing review of asbestos claims, each year we will reassess the projected liability of unasserted asbestos claims to be filed through 2052, and we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
In connection with our ongoing review of asbestos-related claims, we have also reviewed the amount of potential insurance coverage for such claims, taking into account the remaining limits of such coverage, the number and amount of claims on our insurance from co-insured parties, ongoing litigation against the Company’s insurers, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements and coverage available from solvent insurers not party to the coverage litigation. Continuously, we review ongoing insurance coverage available for a significant amount of the potential future asbestos-related claims and in the future could secure additional insurance coverage as deemed necessary. For a discussion pertaining to asbestos claims refer to Note 15 included in Item 8 of this Annual Report.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
The initial recording of goodwill and intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. We test the value of goodwill, indefinite-lived intangible assets and long-lived assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. We did not record a material impairment for goodwill, indefinite-lived intangible assets or long-lived assets in 2022, 2021 or 2020.
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into swaps associated with our Euro investment in certain of our international subsidiaries and were designated as net investment hedges. On December 22, 2022 all outstanding cross-currency swaps were terminated resulting in cash proceeds received of $66.0 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $(98.7) million, $0.5 million and $(15.2) million for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in other comprehensive income (loss). The net loss in 2022 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Indian rupee, Chinese yuan and Mexican peso versus the U.S. dollar at December 31, 2022 as compared with 2021.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2022, we had a U.S. dollar equivalent of $459.2 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $425.2 million at December 31, 2021. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $9.7 million, $(27.4) million and $9.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2022, a 10% change in the foreign currency exchange rates for the year ended December 31, 2022 would have impacted our net earnings by approximately $7 million. At December 31, 2021, a 10% change in the foreign currency exchange rates for the year ended December 31, 2021 would have impacted our net earnings by approximately $10 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
LIBOR
On March 5, 2021, the UK Financial Conduct Authority (“FCA”), which regulates LIBOR issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings currently published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for 1-Week and 2-Month USD LIBOR and after June 30, 2023 for other USD LIBOR reference rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, has proposed the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called SOFR. As a result of the expected LIBOR cessation, the Company amended its Credit Agreement on February 3, 2023 whereby it has replaced LIBOR references with SOFR as the benchmark reference rate.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Flowserve Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Test – Pump Reporting Unit
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,168.1 million as of December 31, 2022. The goodwill balance associated with the pump reporting unit was approximately $277 million. The value of goodwill is tested for impairment as of December 31 each year or whenever events or circumstances indicate goodwill may be impaired. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. Fair value is estimated using a discounted cash flow analysis, which requires management to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the pump reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the growth rate, operating margins and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the pump reporting unit. These procedures also included, among others (i) testing management’s process for estimating the fair value of the pump reporting unit, (ii) evaluating the appropriateness of the discounted cash flow analysis, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis, and (iv) evaluating the significant assumptions used by management related to the growth rate, operating margins and discount rate. Evaluating management’s assumptions related to growth rate and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 7, 2023
We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$434,971	$658,452
Accounts receivable, net	868,632	739,210
Contract assets, net	233,457	195,598
Inventories, net	803,198	678,287
Prepaid expenses and other	110,714	117,130
Total current assets	2,450,972	2,388,677
Property, plant and equipment, net	500,945	515,927
Operating lease right-of-use assets, net	174,980	193,863
Goodwill	1,168,124	1,196,479
Deferred taxes	149,290	44,049
Other intangible assets, net	134,503	152,463
Other assets, net	211,820	258,310
Total assets	$4,790,634	$4,749,768
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$476,747	$410,062
Accrued liabilities	427,578	445,092
Contract liabilities	256,963	202,965
Debt due within one year	49,335	41,058
Operating lease liabilities	32,528	32,628
Total current liabilities	1,243,151	1,131,805
Long-term debt due after one year	1,224,151	1,261,770
Operating lease liabilities	155,196	166,786
Retirement obligations and other liabilities	309,529	352,062
Commitments and contingencies (See Note 15)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	507,484	506,386
Retained earnings	3,774,209	3,691,023
Treasury shares, at cost — 46,359 and 46,794 shares, respectively	(2,036,882)	(2,057,706)
Deferred compensation obligation	6,979	7,214
Accumulated other comprehensive loss	(647,788)	(563,589)
Total Flowserve Corporation shareholders’ equity	1,824,993	1,804,319
Noncontrolling interests	33,614	33,026
Total equity	1,858,607	1,837,345
Total liabilities and equity	$4,790,634	$4,749,768

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands, except per share data)
Sales	$3,615,120	$3,541,060	$3,728,134
Cost of sales	(2,620,825)	(2,491,335)	(2,611,365)
Gross profit	994,295	1,049,725	1,116,769
Selling, general and administrative expense	(815,545)	(797,076)	(878,245)
Gain on sale of business	—	1,806	—
Net earnings from affiliates	18,469	16,304	11,753
Operating income	197,219	270,759	250,277
Interest expense	(46,247)	(57,617)	(56,185)
Loss on extinguishment of debt	—	(46,176)	(1,201)
Interest income	3,963	2,764	4,175
Other income (expense), net	(559)	(36,142)	5,226
Earnings before income taxes	154,376	133,588	202,292
(Provision for) benefit from income taxes	43,639	2,594	(61,417)
Net earnings, including noncontrolling interests	198,015	136,182	140,875
Less: Net earnings attributable to noncontrolling interests	(9,326)	(10,233)	(10,455)
Net earnings attributable to Flowserve Corporation	$188,689	$125,949	$130,420
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.44	$0.97	$1.00
Diluted	1.44	0.96	1.00

Weighted average shares – basic	130,630	130,305	130,395
Weighted average shares – diluted	131,315	130,857	131,050

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$198,015	$136,182	$140,875
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes of $(20,526), $(875) and $11,104 in 2022, 2021 and 2020, respectively	(98,658)	524	(15,185)
Pension and other postretirement effects, net of deferred taxes of $(8,423), $(7,474) and $(311) in 2022, 2021 and 2020, respectively	15,309	45,058	(9,562)
Cash flow hedging activity, net of deferred taxes of $286, $0 and $0 in 2022, 2021 and 2020, respectively	403	(848)	183
Other comprehensive income (loss)	(82,946)	44,734	(24,564)
Comprehensive income, including noncontrolling interests	115,069	180,916	116,311
Comprehensive (income) attributable to noncontrolling interests	(10,579)	(8,930)	(11,225)
Comprehensive income attributable to Flowserve Corporation	$104,490	$171,986	$105,086

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2020	176,793	$220,991	$501,045	$3,652,244	(46,262)	$(2,051,583)	$8,334	$(584,292)	$25,602	$1,772,341
ASU No. 2016-13 - Measurement of Credit Losses on Financial Instruments (Topic 326)	—	—	—	(7,291)	—	—	—	—	—	(7,291)
Stock activity under stock plans	—	—	(26,070)	—	551	24,386	(2,170)	—	—	(3,854)
Stock-based compensation	—	—	27,252	—	—	—	—	—	—	27,252
Net earnings	—	—	—	130,420	—	—	—	—	10,455	140,875
Cash dividends declared ($0.80 per share)	—	—	—	(104,830)	—	—	—	—	—	(104,830)
Repurchases of common shares	—	—	—	—	(1,057)	(32,112)	—	—	—	(32,112)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(25,333)	769	(24,564)
Other, net	—	—	—	—	—	—	—	—	(6,496)	(6,496)
Balance — December 31, 2020	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(25,320)	—	414	19,134	1,050	—	—	(5,136)
Stock-based compensation	—	—	29,479	—				—	—	29,479
Net earnings	—	—	—	125,949	—	—	—	—	10,233	136,182
Cash dividends declared ($0.80 per share)	—	—	—	(105,469)	—	—	—	—	—	(105,469)
Repurchases of common shares	—	—	—	—	(440)	(17,531)	—	—	—	(17,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	46,036	(1,302)	44,734
Other, net	—	—	—	—	—	—	—	—	(6,235)	(6,235)
Balance — December 31, 2021	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(24,432)	—	435	20,824	(235)	—	—	(3,843)
Stock-based compensation	—	—	25,530	—	—	—	—	—	—	25,530
Net earnings	—	—	—	188,689	—	—	—	—	9,326	198,015
Cash dividends declared ($0.80 per share)	—	—	—	(105,503)	—	—	—	—	—	(105,503)
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(84,199)	1,253	(82,946)
Other, net	—	—	—	—	—	—	—	—	(9,991)	(9,991)
Balance — December 31, 2022	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$198,015	$136,182	$140,875
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	77,636	85,175	86,175
Amortization of intangible and other assets	13,317	14,647	14,578
Loss on extinguishment of debt	—	46,176	1,201
Stock-based compensation	25,530	29,478	27,252
Foreign currency, asset write downs and other non-cash adjustments	(27,758)	29,772	4,277
Change in assets and liabilities:
Accounts receivable, net	(152,011)	(8,675)	45,648
Inventories, net	(147,492)	(32,124)	15,306
Contract assets, net	(41,768)	74,333	4,258
Prepaid expenses and other assets, net	17,461	1,302	34,262
Accounts payable	78,968	(19,505)	(22,571)
Contract liabilities	61,684	14,196	(34,066)
Accrued liabilities and income taxes payable	(5,226)	(13,948)	50,203
Retirement obligations and other	(1,430)	(15,690)	3,636
Net deferred taxes	(136,936)	(91,200)	(60,497)
Net cash flows provided (used) by operating activities	(40,010)	250,119	310,537
Cash flows — Investing activities:
Capital expenditures	(76,287)	(54,936)	(57,405)
Proceeds from disposal of assets	4,422	2,663	15,705
Proceeds from termination of cross-currency swap	66,004	—	—
Affiliate investment activity	(225)	(7,204)	—
Net cash flows provided (used) by investing activities	(6,086)	(59,477)	(41,700)
Cash flows — Financing activities:
Payments on senior notes	—	(1,243,548)	(191,258)
Proceeds from issuance of senior notes	—	498,280	498,280
Payments on long-term debt	(32,500)	(7,500)	—
Proceeds from issuance of long-term debt	—	300,000	—
Payments of deferred loan costs	—	(6,739)	(4,572)
Proceeds from short-term financing	45,000	—	—
Payments on short-term financing	(45,000)	—	—
Proceeds under other financing arrangements	1,733	1,408	2,285
Payments under other financing arrangements	(1,790)	(2,086)	(5,088)
Payments related to tax withholding for stock-based compensation	(4,683)	(5,984)	(4,607)
Repurchases of common shares	—	(17,531)	(32,112)
Payments of dividends	(104,549)	(104,604)	(104,159)
Other	(8,223)	(11,403)	(11,182)
Net cash flows provided (used) by financing activities	(150,012)	(599,707)	147,587
Effect of exchange rate changes on cash	(27,373)	(27,757)	7,870
Net change in cash and cash equivalents	(223,481)	(436,822)	424,294
Cash and cash equivalents at beginning of year	658,452	1,095,274	670,980
Cash and cash equivalents at end of year	$434,971	$658,452	$1,095,274
Income taxes paid (net of refunds)	$60,085	$65,621	$75,342
Interest paid	41,629	72,247	57,041
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2022

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
Coronavirus Pandemic ("COVID-19") — Over the past year, we continued to respond to the macroeconomics and global economic impacts caused by COVID-19. Many of our suppliers have experienced varying lengths of production and shipping delays related to the effects of COVID-19. These conditions have had an adverse impact on the speed at which we can manufacture and ship our products to customers, and have also led to an increase in logistics, transportation and freight costs. As a result of the macroeconomic impacts, we have also experienced labor constraints and inflationary pressures. The Company's condensed consolidated financial statements presented reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.
Russia and Ukraine Conflict - In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have commenced the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers, terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts we have also experienced supply shortages and inflationary pressures.
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
We reevaluated our financial exposure as of December 31, 2022 and recorded an incremental $13.6 million pre-tax charge ($9.8 million after-tax) in the fourth quarter of 2022 for additional contract cancellation fees and to reserve our residual financial exposure due to increased Russia sanctions imposed during the latter part of 2022 and our decision to cancel backlog as a result of the additional sanctions.
The following table presents the above impacts of the Russia pre-tax charge:

	Year Ended December 31, 2022
(Amounts in thousands)	Flowserve Pump Division	Flow Control Division	Consolidated Total
Sales	$(9,330)	$—	$(9,330)
Cost of sales ("COS")	7,442	1,418	8,860
Gross loss	(16,772)	(1,418)	(18,190)
Selling, general and administrative expense ("SG&A")	13,977	1,720	15,697
Operating loss	$(30,749)	$(3,138)	$(33,887)
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
Acquisition — On February 9, 2023 the Company entered into a definitive agreement under which it will acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals and target shareholder approval, and is expected to close by the end of the second quarter of 2023.
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
Revenue Recognition — The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time, more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. Transfer of control is evaluated based on the customer’s ability to direct the use of and obtain substantially all of the benefits of a performance obligation. Revenue is recognized either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided. Service-related revenues do not typically represent a significant portion contracts with our customers and do not meet the thresholds requiring separate disclosure.
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
We are a defendant in a number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. We have estimated that the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2052, which represents the expected end of our asbestos liability exposure with no further ongoing claims expected beyond that date. This estimate is based on the Company's historical claim experience and estimates of the number and resolution cost of potential future claims that may be filed based on anticipated levels of unique plaintiff asbestos-related claims in the U.S. tort system against all defendants, the diminished volatility and consistency of observable claims data, the period of time that has elapsed since we stopped manufacturing products that contained encapsulated asbestos and an expected downward trend in claims due to the average age of our claimants. This estimate is not discounted to present value. In light of the uncertainties and variables inherent in the long-term projection of the total asbestos liability, as part of our ongoing review of asbestos claims, each year we will reassess the projected liability of unasserted asbestos claims to be filed through 2052, and we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
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
The study from the Company's actuary, based on data as of August 31, 2022, provided for a range of possible future liability from approximately $81.8 million to $127.3 million. The Company does not believe any amount within the range of potential outcomes represents a better estimate than another given the many factors and assumptions inherent in the projections and therefore the Company has recorded the liability at the actuarial central estimate of approximately $98.7 million as of December 31, 2022. In addition, the Company has recorded estimated insurance receivables of approximately $42.5 million as of December 31, 2022. The amounts recorded for the asbestos-related liability and the related insurance receivables are based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the length of time it takes to defend, resolve, or otherwise dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded. Additionally, we have claims pending against certain insurers that, if resolved more favorably than reflected in the recorded receivables, would result in discrete gains in the applicable year. Changes recorded in the estimated liability and estimated insurance recovery based on projections of asbestos litigation and corresponding insurance coverage, result in the recognition of additional expense or income. For a discussion pertaining to the activity related to asbestos claims refer to Note 15.
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
Leases — We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 30 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
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
Operating leases are included in operating lease right-of-use assets, net and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, debt due within one year and long-term debt due after one year in our consolidated balance sheets.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of December 31, 2022 are immaterial.
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
We did not record an impairment of goodwill in 2022, 2021 or 2020. The pump reporting unit is a component of FPD reporting segment and is primarily focused on highly engineered custom and pre-configured pump products and systems. As of December 31, 2022 our pump reporting unit had approximately $277 million of goodwill and an estimated fair value that exceeded its carrying value by approximately 65% as compared to estimated fair value that exceeded its carrying value by approximately 82% and 46% as of December 31, 2021 and 2020, respectively. The key factors considered in determining the estimated fair value of our reporting units included the annual operating plan and forecasted operating results, successful execution of our current continuous improvement and identified strategic initiatives, a constant cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the oil and gas market, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our pump reporting unit as of December 31, 2022, we will continue to closely monitor its performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization as of December 31, 2022 was comparable with 2021 and did not indicate a potential impairment of our goodwill as of December 31, 2022.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting unit discussed above. We did not record a material impairment of our trademarks in 2022, 2021 or 2020.
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

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $39.9 million, $34.2 million and $36.1 million in 2022, 2021 and 2020, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.

Shipping and Handling Costs — Amounts billed to customers for reimbursement of shipping and handling costs are recorded as revenue when the related revenue is recognized and shipping and handling costs are recognized in Cost of sales. All other shipping and handling costs are recognized in Cost of sales in the period in which they are incurred.

Accounting Developments
Pronouncements Implemented
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832)." The amendments in this ASU do not change GAAP and, therefore, are not expected to result in a significant change in practice. Rather, the amendments aim to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The amendments are effective for annual periods beginning after December 15, 2021 and can be applied either prospectively or retrospectively. The adoption of this ASU did not have a material impact on our consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows.
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

2. REVENUE RECOGNITION
The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time, more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform. Service-related revenues do not typically represent a significant portion contracts with our customers and do not meet the thresholds requiring separate disclosure.
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. Revenue from products and services transferred to customers over time accounted for approximately 13%, 15% and 22% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 87%, 85% and 78% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The following table presents our customer revenues disaggregated by revenue source:

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$881,061	$825,508	$1,706,569
Aftermarket	1,636,939	271,612	1,908,551
	$2,518,000	$1,097,120	$3,615,120

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$899,519	$804,744	$1,704,263
Aftermarket	1,568,579	268,218	1,836,797
	$2,468,098	$1,072,962	$3,541,060

	December 31, 2020
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,091,906	$808,585	$1,900,491
Aftermarket	1,581,799	245,844	1,827,643
	$2,673,705	$1,054,429	$3,728,134

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,060,393	$472,467	$1,532,860
Latin America(1)	222,878	23,575	246,453
Middle East and Africa	372,148	101,017	473,165
Asia Pacific	389,366	305,193	694,559
Europe	473,215	194,868	668,083
	$2,518,000	$1,097,120	$3,615,120

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$955,283	$389,766	$1,345,049
Latin America(1)	211,150	30,554	241,704
Middle East and Africa	311,161	107,533	418,694
Asia Pacific	482,596	333,513	816,109
Europe	507,908	211,596	719,504
	$2,468,098	$1,072,962	$3,541,060

	December 31, 2020
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,039,285	$429,572	$1,468,857
Latin America(1)	191,517	26,393	217,910
Middle East and Africa	359,403	110,539	469,942
Asia Pacific	537,792	270,238	808,030
Europe	545,708	217,687	763,395
	$2,673,705	$1,054,429	$3,728,134
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
On December 31, 2022, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $652 million. We estimate recognition of approximately $451 million of this amount as revenue in 2023 and an additional $201 million in 2024 and thereafter.
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

The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the years ended December 31, 2022 and 2021:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Balance — January 1, 2021	$277,734	$1,139	$194,227	$822
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(153,221)	—
Increase due to revenue recognized in the period in excess of billings	784,934	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	165,990	—
Amounts transferred from contract assets to receivables	(848,031)	(2,329)	—	—
Currency effects and other, net	(19,039)	1,616	(4,031)	(358)
Balance — December 31, 2021	$195,598	$426	$202,965	$464
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(143,736)	—
Increase due to revenue recognized in the period in excess of billings	660,039	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	203,711	—
Amounts transferred from contract assets to receivables	(603,422)	(1,338)	—	—
Currency effects and other, net	(18,758)	1,209	(5,977)	595
Balance — December 31, 2022	$233,457	$297	$256,963	$1,059
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

3. ALLOWANCE FOR EXPECTED CREDIT LOSSES
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
Our primary exposure to expected credit losses is through our accounts receivable and contract assets. For these financial assets, we record an allowance for expected credit losses that, when deducted from the gross asset balance, presents the net amount expected to be collected. Primarily, our experience of historical credit losses provides the basis for our estimation of the allowance. We estimate the allowance based on an aging schedule and according to historical losses as determined from our history of billings and collections. Additionally, we adjust the allowance for factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and geopolitical risks. We also consider both the current and forecasted macroeconomic conditions as of the reporting date. As identified and needed, we adjust the allowance and recognize adjustments in the income statement each period. Accounts receivable are written off against the allowance in the period when the receivable is deemed to be uncollectible and further collection efforts have ceased. Subsequent recoveries of previously written off amounts are reflected as a reduction to credit impairment losses in the consolidated statements of income.

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

The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets as of December 31, 2022, 2021 and 2020:

(Amounts in thousands)	Accounts receivable	Short-term contract assets
Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	12,530	2,785
Write-offs	(3,188)	—
Currency effects and other, net	(616)	641
Ending balance, December 31 , 2022	$83,062	$5,819

Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	3,934	—
Write-offs	(2,015)	—
Currency effects and other, net	(2,759)	(812)
Ending balance, December 31 , 2021	$74,336	$2,393

Beginning balance, January 1, 2020	$53,412	$206
Adoption of ASU 2016-13	6,970	2,779
Charges to cost and expenses, net of recoveries	9,326	—
Currency effects and other, net	5,468	220
Ending balance, December 31 , 2020	$75,176	$3,205

Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables as of December 31, 2022, 2020 and 2020:

(Amounts in thousands)	2022	2021	2020
Beginning balance, January 1,	$67,696	$67,842	$68,555
Adoption of ASU 2016-13	—	—	(679)
Currency effects and other, net	(1,319)	(146)	(34)
Ending balance, December 31,	$66,377	$67,696	$67,842
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of December 31, 2022.

4. LEASES
We had $2.0 million and $15.8 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of December 31, 2022 and 2021. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

In conjunction with our close process for the third quarter of 2022, the Company identified an accounting error related to certain operating real estate leases that have escalating rent payments which were not correctly recorded on a straight-line basis in the amount of $6.4 million. Approximately $5.8 million of the error impacted the Company’s consolidated statements of income prior to adoption of ASU No. 2016-02, Leases (Topic 842) in 2019 and the remaining immaterial amount impacted each period subsequent to adoption. To correct the cumulative impact of the error the Company recorded an adjustment of $6.4 million of incremental operating lease expense in the third quarter of 2022 ($5.5 million classified as SG&A and $0.9 million classified as COS), with the offsetting adjustment to reduce operating lease right-of-use assets, net on our condensed consolidated balance sheet for the period ended September 30, 2022. There was no impact to our statements of cash flows as a result of the correction of the error.
Other information related to our leases is as follows:

	December 31,
	2022	2021
	(Amounts in thousands)
Finance Leases:
ROU assets recorded under finance leases	$33,427	$28,416
Accumulated depreciation associated with finance leases	(15,851)	(12,227)
Total finance leases ROU assets, net(1)	$17,576	$16,189

Total finance leases liabilities(2)	$17,939	$16,477

The costs components of operating and finance leases are as follows:
	December 31,
	2022	2021	2020
	(Amounts in thousands)
Operating Lease Costs:
Fixed lease expense(3)	$59,782	$57,482	$57,050
Variable lease expense(3)	7,412	9,331	7,299
Total operating lease expense	$67,194	$66,813	$64,349

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$5,984	$5,374	$5,392
Interest on lease liabilities(4)	604	617	646
Total finance lease expense	$6,588	$5,991	$6,038
_____________________
(1) Included in property, plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

Supplemental cash flows information related to our leases is as follows:

	December 31,
(Amounts in thousands, except lease term and discount rate)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$57,712	$61,240	$66,478
Financing cash flows from finance leases(2)	6,039	5,285	4,704
ROU assets obtained in exchange for lease obligations:
Operating leases	$26,581	$35,542	$62,425
Finance leases	7,906	4,177	13,124
Weighted average remaining lease term (in years)
Operating leases	8 years	8 years	9 years
Finance leases	6 years	6 years	7 years
Weighted average discount rate (percent)
Operating leases	4.0%	3.9%	4.2%
Finance leases	3.9%	3.4%	3.5%
_____________________
(1) Included in our consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our consolidated statement of cash flows, financing activities, payments under other financing arrangements
Future undiscounted lease payments under operating and finance leases as of December 31, 2022, were as follows:

Year ending December 31,	Operating Leases	Finance Leases
	(Amounts in thousands)
2023	38,724	5,767
2024	33,466	4,288
2025	26,466	3,092
2026	21,565	1,549
2027	18,895	694
Thereafter	81,007	4,955
Total future minimum lease payments	$220,123	$20,345
Less: Imputed interest	(32,399)	(2,406)
Total	$187,724	$17,939

Other current liabilities	$32,528	$—
Operating lease liabilities	155,196	—
Debt due within one year	—	5,545
Long-term debt due after one year	—	12,394
Total	$187,724	$17,939

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	FPD	FCD	Total
	(Amounts in thousands)
Balance as of December 31, 2020	$805,055	$419,831	$1,224,886
Currency translation and other	(17,842)	(10,565)	(28,407)
Balance as of December 31, 2021	$787,213	$409,266	$1,196,479
Currency translation and other	(14,940)	(13,415)	(28,355)
Balance as of December 31, 2022	$772,273	$395,851	$1,168,124
The following table provides information about our intangible assets for the years ended December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$88,830	$(88,256)	$89,699	$(86,275)
Existing customer relationships(2)	5-10	79,472	(70,015)	82,420	(67,279)
Patents	9-16	25,639	(25,639)	26,339	(26,339)
Other	4-40	92,798	(49,481)	93,849	(46,436)
		$286,739	$(233,391)	$292,307	$(226,329)
Indefinite-lived intangible assets(3)		$82,640	$(1,485)	$88,069	$(1,585)
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
The following schedule outlines actual amortization expense recognized during 2022 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2022:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2022	$11,436
Estimated for year ended December 31, 2023	9,715
Estimated for year ended December 31, 2024	5,616
Estimated for year ended December 31, 2025	2,174
Estimated for year ended December 31, 2026	2,038
Estimated for year ended December 31, 2027	2,038
Thereafter	31,767

Amortization expense for finite-lived intangible assets was $13.4 million in 2021 and $13.6 million in 2020.

6. INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2022	2021	2020
	(Amounts in thousands)
Raw materials	$360,039	$318,348	321,600
Work in process	295,678	242,143	210,174
Finished goods	245,494	213,096	221,532
Less: Excess and obsolete reserve	(98,013)	(95,300)	(86,078)
Inventories, net	$803,198	$678,287	$667,228
During 2022, 2021 and 2020, we recognized expenses of $15.4 million, $15.6 million and $14.9 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.
7. STOCK-BASED COMPENSATION PLANS
Effective January 1, 2020, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”). The 2020 Plan replaces and supersedes the Flowserve Corporation Equity and Incentive Compensation Plan ("2010 Plan") in its entirety. The 2020 Plan authorizes the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock, in addition to any shares available for issuance or subject to forfeiture under the expired 2010 Plan. Of the shares of common stock authorized under the 2020 Plan and remaining shares under the 2010 Plan, 9,756,068 were available for issuance as of December 31, 2022. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision").
Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. As of December 31, 2022, 114,943 stock options were outstanding and exercisable, with a grant date fair value of $2.0 million recognized over three years and a weighted average exercise price of $48.63. As of December 31, 2020, compensation associated with these stock options was fully earned. Using the Black-Scholes option pricing model to estimate the fair value of each option award, as of December 31, 2022 the total fair value of stock options vested was $2.0 million. No stock options were exercised during the years ended December 31, 2022, 2021 or 2020. No stock options were granted, canceled or vested during years ended December 31, 2022, 2021 or 2020. The weighted average remaining contractual life of options outstanding at December 31, 2022, 2021 and 2020 was 4.3 years, 5.3 years and 6.3 years, respectively.

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
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares, except for awards related to the 55/10 Provision which are expensed when granted. As of December 31, 2022 and 2021, we had $18.0 million and $24.2 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. The total fair value of Restricted Shares vested during the years ended December 31, 2022, 2021 and 2020 was $23.5 million, $25.2 million and $26.4 million, respectively.

We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in millions)
Stock-based compensation expense	$25.5	$29.5	$27.3
Related income tax benefit	(5.8)	(6.7)	(6.2)
Net stock-based compensation expense	$19.7	$22.8	$21.1
The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2022
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,671,011	$43.06
Granted	982,654	32.91
Vested	(549,129)	42.85
Canceled	(406,757)	43.41
Outstanding — end of year	1,697,779	$37.17
Unvested Restricted Shares outstanding as of December 31, 2022, includes approximately 485,000  units with performance-based vesting provisions issuable in common stock and vest upon the achievement of predefined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital, total shareholder return ("TSR") or free cash flow as a percent of net income over a three-year period. Performance units issued in 2022 and 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued in 2020 have a vesting percentage between 0% and 200%, while the 2021 and 2022 performance units have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted except for the TSR-based units. Vesting provisions range from 0 to approximately 1,067,000 shares based on performance targets. As of December 31, 2022, we estimate vesting of approximately 247,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts had notional values of $459.2 million and $425.2 million at December 31, 2022 and 2021, respectively. At December 31, 2022, the length of foreign exchange contracts currently in place ranged from 3 days to 26 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands)
Current derivative assets	$2,207	$740
Noncurrent derivative assets	66	2
Current derivative liabilities	4,422	2,924
Noncurrent derivative liabilities	63	82
Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Gains (losses) recognized in income	$(6,173)	$3,295	$(10,294)
Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into cross-currency swap agreements ("Swaps") as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on April 14, 2021 and March 9, 2021, we entered into Swaps, with both having termination dates of October 1, 2030 and the March 9, 2021 cross currency swap having an early termination date of March 11, 2025. Also, during the third quarter of 2020 we entered into a cross currency swap agreement with a termination date of October 1, 2030 and an early termination date of September 22, 2025. The swap agreements were designated as net investment hedges and classified as Level II under the fair value hierarchy. On December 20, 2022 all outstanding swap agreements were early terminated resulting in net cash proceeds received of $66.0 million. Prior to the early termination the cross-currency swaps had a combined notional value of €423.2 million and a fair value of $68.2 million.
The fair values of our cross-currency swaps are summarized below:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands)
Other assets, net	$—	$23,129
We excluded the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swap attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process were reported in accumulated other comprehensive loss ("AOCL") on our consolidated balance sheets. For the period ended December 31, 2022, an interest accrual of $8.5 million was recognized within interest expense in our consolidated statements of income.

The cumulative net investment hedge (gain) loss, net of deferred taxes, under cross-currency swaps recorded in AOCL on our consolidated balance sheets are summarized below:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
(Gain) loss-included component (1)	$(37,135)	$(15,578)	$6,067
(Gain) loss-excluded component (2)	(11,875)	(2,111)	7,769
(Gain) loss recognized in AOCL	$(49,010)	$(17,689)	$13,836
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.

In March 2015, we designated €255.7 million of our 1.25% EUR Senior Notes ("2022 Euro Senior Notes") as a net investment hedge of our Euro investment in certain of our international subsidiaries. On September 22, 2020, we increased the designated hedged value on the 2022 Euro Senior Notes to €336.3 million, which reflected the remaining balance of the 2022 Euro Senior Notes. For each reporting period, the change in the carrying value due to the remeasurement of the effective portion is reported in AOCL on our consolidated balance sheets and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in our consolidated statements of income. As a result of the redemption of our 2022 Euro Senior Notes in the first quarter of 2021 we dedesignated the hedged value of our net investment hedge.
Prior to the dedesignation, the cumulative impact recorded in AOCL on our consolidated balance sheets from the change in carrying value due to the remeasurement of the effective portion of the net investment hedge are summarized below:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Loss recorded in AOCL	$—	$(29,554)	$(34,973)
Prior to the dedesignation of the net investment hedge, we used the spot method to measure the effectiveness of both net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the periods ended December 31, 2021 and 2020.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 8.
The carrying value of our financial instruments as reflected in our consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our debt is included in Note 12. The estimated fair value of our Senior Notes at December 31, 2022 was $790.5 million compared to the carrying value of $989.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2022 and December 31, 2021.

10. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheets captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2022	2021
	(Amounts in thousands)
Trade accounts receivables	$919,045	$770,280
Less: allowance for expected credit losses	(66,444)	(55,264)

Other short-term receivables	32,649	43,266
Less: allowance for expected credit losses	(16,618)	(19,072)
Accounts receivable, net	$868,632	$739,210

Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2022	2021
	(Amounts in thousands)
Land	$60,669	$62,613
Buildings and improvements	425,019	441,627
Machinery, equipment and tooling	750,933	751,944
Software, furniture and fixtures and other	437,280	451,566
Gross property, plant and equipment	1,673,901	1,707,750
Less: accumulated depreciation	(1,172,956)	(1,191,823)
Property, plant and equipment, net	$500,945	$515,927
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2022	2021
	(Amounts in thousands)
Wages, compensation and other benefits	$175,898	$204,347
Commissions and royalties	18,526	21,911
Warranty costs and late delivery penalties	21,850	23,741
Sales and use tax	29,092	20,782
Income tax	32,968	47,186
Other	149,244	127,125
Accrued liabilities	$427,578	$445,092
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2022	2021
	(Amounts in thousands)
Pension and postretirement benefits	$142,204	$188,999
Deferred taxes	7,901	9,169
Legal and environmental	90,207	86,561
Uncertain tax positions and other tax liabilities	37,604	37,013
Other	31,613	30,320
Retirement obligations and other liabilities	$309,529	$352,062
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
As of December 31, 2022, we had investments in five joint ventures, one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates that were accounted for using the equity method and are immaterial for disclosure purposes.

12. DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, consisted of:

	December 31,
	2022	2021
	(Amounts in thousands)
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $5,055 and $5,611 at December 31, 2022 and 2021, respectively	494,945	494,389
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $5,727 and $6,273 at December 31, 2022 and 2021, respectively	494,273	493,727
Term Loan Facility, interest rate of 5.98% and 1.45%, net of debt issuance costs of $444 and $639 at December 31, 2022 and 2021, respectively	259,556	291,861
Finance lease obligations and other borrowings	24,712	22,851
Debt and finance lease obligations	1,273,486	1,302,828
Less amounts due within one year	49,335	41,058
Total debt due after one year	$1,224,151	$1,261,770

Scheduled maturities of our Senior Notes and other debt, are (amounts in thousands):

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2023	$39,830	$9,335	$49,165
2024	59,863	15,377	75,240
2025	59,905	—	59,905
2026	99,958	—	99,958
2027	—	—	—
Thereafter	—	989,218	989,218
Total	$259,556	$1,013,930	$1,273,486

Senior Notes
On March 19, 2021, we redeemed the remaining $400.9 million of our 2022 Euro Senior Notes and recorded a loss on early extinguishment of $7.6 million in the first quarter of 2021, which included the impact of a $6.6 million make-whole premium.
Senior Credit Facility
On September 13, 2021, we amended and restated our credit agreement (the "Amended and Restated Credit Agreement") under our Senior Credit Facility (the "Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans ii) provides for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets.
The interest rates per annum applicable to the Revolving Credit Facility are unchanged under the Amended and Restated Credit Agreement. The interest rates per annum applicable to the Credit Facility, other than with respect to swing line loans, are LIBOR plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2022, the interest rate on the Revolving Credit Facility was LIBOR plus 1.375% in the case of LIBOR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2022.
Under the terms and conditions of the Amended and Restated Credit Agreement, interest rates per annum applicable to the Term Loan are stated as LIBOR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of December 31, 2022, and December 31, 2021, we had no revolving loans outstanding under the Senior Credit Facility. We had outstanding letters of credit of $71.7 million and $78.3 million at December 31, 2022, and December 31, 2021, respectively. After consideration of the financial covenants under our Senior Credit Facility and outstanding letters of credit, as of December 31, 2022, the amount available for borrowings under our Senior Credit Facility was limited to $293.9 million. As of December 31, 2021, the amount available for borrowings under our Revolving Credit facility was

$614.2 million. We have scheduled repayments of $10.0 million due in each of the subsequent four quarters through December 31, 2023.
Financial Covenants — Our compliance with the financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all covenants as of December 31, 2022.

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

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2022	2021	2020
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.73%	3.00%	2.62%
Rate of increase in compensation levels	3.50	3.50	3.63
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	5.75%	6.00%	6.00%
Discount rate	3.00	2.62	3.41
Rate of increase in compensation levels	3.50	3.50	3.56
Weighted-average interest crediting rates	3.79%	3.79%	3.79%
At December 31, 2022 as compared with December 31, 2021, we increased our discount rate from 3.00% to 5.73% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. In determining 2022 expense, the expected rate of return on U.S. plan assets decreased to 5.75%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Service cost	$24,680	$25,162	$25,893
Interest cost	13,157	11,952	15,100
Expected return on plan assets	(25,345)	(25,377)	(25,794)
Settlement (gain) loss	—	—	128
Amortization of unrecognized prior service cost	175	188	184
Amortization of unrecognized net loss	3,461	7,725	6,977
U.S. net pension expense	$16,128	$19,650	$22,488
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2022	2021
	(Amounts in thousands)
Plan assets, at fair value	$365,044	$488,281
Benefit Obligation	(382,959)	(471,825)
Funded status	$(17,915)	$16,456

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2022	2021
	(Amounts in thousands)
Noncurrent assets	$—	$22,398
Current liabilities	(232)	(170)
Noncurrent liabilities	(17,683)	(5,772)
Funded status	$(17,915)	$16,456
The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance — January 1	$471,825	$487,418
Service cost	24,680	25,162
Interest cost	13,157	11,952
Plan amendments and settlements	179	—
Actuarial (gain) loss (1)	(87,791)	(11,208)
Benefits paid	(39,091)	(41,499)
Balance — December 31	$382,959	$471,825
Accumulated benefit obligations at December 31	$382,488	$471,024
_______________________________________
(1)The actuarial gains in 2022 and 2021 primarily reflect the impact of changes in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2023	$40.6
2024	39.1
2025	40.0
2026	40.4
2027	40.0
2028-2032	194.1

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance — January 1	$(30,014)	$(49,321)
Amortization of net loss	2,647	5,907
Amortization of prior service cost	134	144
Net gain (loss) arising during the year	(17,085)	13,256
Prior service cost arising during the year	(137)	—
Balance — December 31	$(44,455)	$(30,014)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2022	2021
	(Amounts in thousands)
Unrecognized net loss	$(43,725)	$(29,344)
Unrecognized prior service cost	(730)	(670)
Accumulated other comprehensive loss, net of tax	$(44,455)	$(30,014)
The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance — January 1	$488,281	$477,680
Gain (loss) on plan assets	(84,785)	31,501
Company contributions	639	20,599
Benefits paid	(39,091)	(41,499)
Balance — December 31	$365,044	$488,281
We contributed $0.6 million and $20.6 million to the U.S. defined benefit pension plans during 2022 and 2021, respectively.
All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2022 and 2021 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2022	2021	2022	2021
Cash and cash equivalents	1%	1%	1%	1%
Cash and cash equivalents	1%	1%	1%	1%
Global Equity	20%	27%	21%	26%
Global Real Assets	14%	15%	13%	16%
Equity securities	34%	42%	34%	42%
Diversified Credit	14%	15%	18%	15%
Liability-Driven Investment	51%	42%	47%	42%
Fixed income	65%	57%	65%	57%

None of our common stock is directly held by our qualified plan. Our investment strategy is to earn a long-term rate of return consistent with an acceptable degree of risk and minimize our cash contributions over the life of the plan, while taking into account the liquidity needs of the plan. We preserve capital through diversified investments in high quality securities. Our current allocation target is to invest approximately 34% of plan assets in equity securities and 65% in fixed income securities. Within each investment category, assets are allocated to various investment strategies. Professional money management firms manage our assets, and we engage a consultant to assist in evaluating these activities. We periodically review the allocation target, generally in conjunction with an asset and liability study and in consideration of our future cash flow needs. We regularly rebalance the actual allocation to our target investment allocation.
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
The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2022				At December 31, 2021
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$4,072	$4,072	$—	$—	$6,192	$6,192	$—	$—
Commingled Funds:
Equity securities
Global Equity(a)	77,217	—	77,217	—	128,269	—	128,269	—
Global Real Assets(b)	46,476	—	46,476	—	79,089	—	79,089	—
Fixed income securities
Diversified Credit(c)	64,877	—	64,877	—	71,100	—	71,100	—
Liability-Driven Investment(d)	172,402	—	172,402	—	203,631	—	203,631	—
	$365,044	$4,072	$360,972	$—	$488,281	$6,192	$482,089	$—
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
Non-U.S. Defined Benefit Plans

We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Japan, Mexico, The Netherlands, Switzerland and the U.K. The assets of the plans in the U.K. (two plans), The Netherlands and Canada represent 90% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2022	2021	2020
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.46%	1.71%	1.23%
Rate of increase in compensation levels	3.61	3.18	3.11
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	2.43%	2.37%	2.37%
Discount rate	1.71	1.23	1.61
Rate of increase in compensation levels	3.18	3.11	3.12
Weighted-average interest crediting rates	1.49%	1.41%	1.00%

At December 31, 2022, as compared with December 31, 2021, we increased our average discount rate for non-U.S. plans from 1.71% to 4.46% based on analysis of bonds and other publicly-traded instruments, by country, which had higher yields due to market conditions. To determine 2022 pension expense, our average expected rate of return on plan assets increased to 2.43% based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Service cost	$5,984	$7,336	$7,052
Interest cost	6,506	5,544	6,572
Expected return on plan assets	(5,883)	(6,204)	(5,018)
Amortization of unrecognized net loss	2,729	4,509	4,315
Amortization of unrecognized prior service cost	293	300	262
Settlement loss and other	(75)	640	708
Non-U.S. net pension expense	$9,554	$12,125	$13,891

The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2022	2021
	(Amounts in thousands)
Plan assets, at fair value	$172,276	$275,941
Benefit Obligation	(268,364)	(420,809)
Funded status - Underfunded	$(96,088)	$(144,868)
The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2022	2021
	(Amounts in thousands)
Noncurrent assets	$15,305	$22,655
Current liabilities	(6,877)	(7,205)
Noncurrent liabilities	(104,516)	(160,318)
Funded status	$(96,088)	$(144,868)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance — January 1	$420,809	$469,998
Service cost	5,984	7,336
Interest cost	6,506	5,544
Employee contributions	71	74
Settlements and other	(7,944)	(3,140)
Actuarial gains(1)	(108,546)	(24,493)
Net benefits and expenses paid	(15,797)	(17,316)
Currency translation impact(2)	(32,719)	(17,194)
Balance — December 31	$268,364	$420,809
Accumulated benefit obligations at December 31	$253,428	$399,757
_______________________________________
(1)Actuarial gains primarily reflects the impact of changes in the discount rates for all plans.
(2)In 2022 and 2021, the currency translation gains reflects the strengthening of the U.S. dollar against the Euro and the British pound.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2023	$15.1
2024	15.8
2025	16.5
2026	17.1
2027	18.0
2028-2032	91.9

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance — January 1	$(70,581)	$(97,246)
Amortization of net loss	2,450	4,207
Net gains arising during the year	21,099	17,995
Settlement losses	130	616
Prior service cost arising during the year	(233)	—
Currency translation impact and other	4,714	3,847
Balance — December 31	$(42,421)	$(70,581)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2022	2021
	(Amounts in thousands)
Unrecognized net loss	$(39,007)	$(67,192)
Unrecognized prior service cost	(3,414)	(3,389)
Accumulated other comprehensive loss, net of tax	$(42,421)	$(70,581)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance — January 1	$275,941	$287,308
Return on plan assets	(71,104)	1,631
Employee contributions	71	74
Company contributions	15,657	11,964
Settlements	(8,039)	(3,096)
Currency translation impact	(24,453)	(4,624)
Net benefits and expenses paid	(15,797)	(17,316)
Balance — December 31	$172,276	$275,941
UK pension plans contributed to the change in the non-US plan assets due to lower asset returns in 2022 and 2021, respectively. Our contributions to non-U.S. defined benefit pension plans in 2023 are expected to be approximately $2 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2022 and 2021 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2022	2021	2022	2021
Cash and cash equivalents	1%	—%	1%	—%
Cash and cash equivalents	1%	—%	1%	—%
North American Companies	—%	1%	—%	1%
Global Equity	—%	1%	—%	1%
Equity securities	—%	2%	—%	2%
U.K. Government Gilt Index	38%	42%	38%	42%
Liability-Driven Investment	12%	9%	12%	9%
Fixed income	50%	51%	50%	51%
Multi-asset	20%	20%	20%	20%
Buy-in Contracts	19%	20%	19%	20%
Other	10%	7%	10%	7%
Other types	49%	47%	49%	47%
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

The fair values of the non-U.S. assets were:

	At December 31, 2022				At December 31, 2021
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$2,134	$2,134	$—	—	$2,264	$2,264	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	—	—	—	—	2,609	—	2,609	—
Global Equity(b)	—	—	—	—	2,516	—	2,516	—
Fixed income securities
U.K. Government Gilt Index(c)	65,650	—	65,650	—	115,450	—	115,450	—
Liability-Driven Investment(d)	20,849	—	20,849	—	25,387	—	25,387	—
Other Types of Investments:
Multi-asset(e)	34,268	—	34,268	—	54,824	—	54,824	—
Buy-in Contracts(f)	32,313	—	—	32,313	54,896	—	—	54,896
Other(g)	17,062	—	—	17,062	17,995	—	—	17,995
	$172,276	$2,134	$120,767	$49,375	$275,941	$2,264	$200,786	$72,891
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
(f)The Buy-in Contracts ("Contract" or "Contracts") represent assets held by plans, whereby the cost of providing benefits to plan participants is funded by the Contract. The Contracts are held by the plans for the benefit of plan participants in the Netherlands and U.K. The fair value of these assets are based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation. The fair value of asset held in the Netherlands Contract as of January 1, 2022 was $24.3 million, with contributions and currency adjustments resulting in a fair value of $15.7 million at December 31, 2022. Similarly, the fair value of asset held in the U.K. plan Contract as of January 1, 2022 was $30.6 million, with contributions and currency adjustments resulting in a fair value of $16.6 million at December 31, 2022.
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

	December 31,
	2022	2021
	(Amounts in thousands)
Benefit Obligation	$529,531	$230,688
Accumulated benefit obligation	519,287	215,535
Fair value of plan assets	401,285	59,232
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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2022	2021	2020
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	5.83%	2.83%	2.32%
Weighted average assumptions used to determine net expense:
Discount rate	2.83%	2.32%	3.27%
The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.25% for 2022, 7.50% for 2021 and 7.00% for 2020, with a gradual decrease to 5.00% for 2032 and future years.
Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Interest cost	$464	$399	$596
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net (gain) loss	192	(21)	(132)
Net postretirement benefit expense	$778	$500	$586
The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2022	2021
	(Amounts in thousands)
Postretirement Benefit Obligation	$13,353	$17,021
Funded status	$(13,353)	$(17,021)

The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2022	2021
	(Amounts in thousands)
Current liabilities	$(2,086)	$(2,239)
Noncurrent liabilities	(11,267)	(14,782)
Funded status	$(13,353)	$(17,021)
The following is a reconciliation of the postretirement Benefit Obligation:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance — January 1	$17,021	$18,648
Interest cost	464	399
Employee contributions	792	874
Medicare subsidies receivable	—	67
Actuarial (gain) loss	(1,747)	1,225
Net benefits and expenses paid	(3,177)	(4,192)
Balance — December 31	$13,353	$17,021
The following presents expected benefit payments for future periods (amounts in millions):

Expected Payments
2023	$2.1
2024	1.9
2025	1.8
2026	1.6
2027	1.5
2028-2032	5.3
The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2022	2021
	(Amounts in thousands)
Balance — January 1	$(2,072)	$(1,213)
Amortization of net (gain) loss	147	(16)
Amortization of prior service cost	93	94
Net gain (loss) arising during the year	1,336	(937)
Balance — December 31	$(496)	$(2,072)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2022	2021
	(Amounts in thousands)
Unrecognized net gain (loss)	$55	$(1,420)
Unrecognized prior service cost	(551)	(652)
Accumulated other comprehensive income, net of tax	$(496)	$(2,072)
We made contributions to the postretirement medical plans to pay benefits of $2.4 million in 2022, $3.3 million in 2021 and $3.2 million in 2020. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $21.9 million in 2022, $19.9 million in 2021 and $20.0 million in 2020.

14. EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$188,689	$125,949	$130,420
Dividends on restricted shares not expected to vest	—	—	—
Earnings attributable to common and participating shareholders	$188,689	$125,949	$130,420
Weighted average shares:
Common stock	130,591	130,277	130,373
Participating securities	39	28	22
Denominator for basic earnings per common share	130,630	130,305	130,395
Effect of potentially dilutive securities	685	552	655
Denominator for diluted earnings per common share	131,315	130,857	131,050
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.44	$0.97	$1.00
Diluted	1.44	0.96	1.00
Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted shares, restricted share units and performance share units.
For the years ended December 31, 2022, 2021 and 2020, unvested restricted shares of 118,334, 156,578 and 375,203, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

15. LEGAL MATTERS AND CONTINGENCIES
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	2022	2021	2020
Beginning claims, January 1,(1)	8,712	8,366	8,345
New claims	2,454	2,482	2,140
Resolved claims	(2,204)	(2,211)	(2,203)
Other(2)	(823)	75	84
Ending claims, December 31,(1)	8,139	8,712	8,366
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

The following table presents the changes in the estimated asbestos liability as of December 31, 2022, 2021 and 2020:

(Amounts in thousands)	2022	2021	2020
Beginning balance, January 1,	$94,423	$99,530	$97,979
Asbestos liability adjustments, net	14,782	4,783	8,642
Cash payment activity	(5,733)	(7,521)	(8,445)
Other, net	(4,820)	(2,369)	1,354
Ending balance, December 31,	$98,652	$94,423	$99,530

The Company incurred expenses of approximately $14.8 million, $10.0 million and $15.8 million during the periods ended December 31, 2022, 2021 and 2020, respectively, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in the Consolidated Statements of Income.
The Company had cash inflows/(outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $4.2 million, $(4.7) million and $4.8 million during the periods ended December 31, 2022, 2021 and 2020, respectively.

Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a portion of existing claims should continue to be covered by insurance or indemnities, in whole or in part.
We believe that our reserve for asbestos claims and the receivable for recoveries from insurance carriers that we have recorded for these claims reflects reasonable and probable estimates of these amounts. Our estimate of our ultimate exposure for asbestos claims, however, is subject to significant uncertainties, including the timing, number and types of new claims, unfavorable court rulings, judgments or settlement terms and ultimate costs to settle. Additionally, the continued viability of carriers, may also impact the amount of probable insurance recoveries. We believe that these uncertainties could have a material adverse impact on our business, financial condition, results of operations and cash flows, though we currently believe the likelihood is remote.
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

16. WARRANTY RESERVE
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Balance — January 1	$23,893	$27,944	$30,854
Accruals for warranty expense, net of adjustments	17,342	19,179	21,701
Settlements made	(19,188)	(23,230)	(24,611)
Balance — December 31	$22,047	$23,893	$27,944

17. SHAREHOLDERS’ EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.

Dividends declared per share were as follows:

	Year Ended December 31,
	2022	2021	2020
Dividends declared per share	$0.80	$0.80	$0.80
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased no shares of our outstanding common stock during the year ended December 31, 2022, compared to 440,000 repurchases of shares of our outstanding common stock for $17.5 million and 1,057,115 repurchases of shares of our outstanding common stock for $32.1 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, we had $96.1 million of remaining capacity under our current share repurchase program.

18. INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Current:
U.S. federal	$45,130	$66,486	$40,234
Foreign	40,876	29,987	42,487
State and local	6,177	1,478	5,894
Total current provision (benefit)	92,183	97,951	88,615
Deferred:
U.S. federal	(88,498)	(92,021)	(50,038)
Foreign	(42,756)	(4,339)	26,742
State and local	(4,568)	(4,185)	(3,902)
Total deferred provision (benefit)	(135,822)	(100,545)	(27,198)
Total provision (benefit)	$(43,639)	$(2,594)	$61,417

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in millions)
Statutory federal income tax at 21%	$32.4	$28.1	$39.2
Base Erosion and Anti-abuse Tax	(7.6)	7.6	—
Foreign impact, net	(22.3)	(158.0)	0.1
Change in valuation allowances	(50.5)	146.6	26.9
State and local income taxes, net	1.6	(2.7)	2.0
Reversal of deferred tax liabilities following legal entity reorganizations	—	(22.6)	—
Research and development credit	(1.0)	(3.6)	(5.2)
Non-deductible items	2.3	4.4	1.8
U.S. federal tax return to accrual adjustments, not separately disclosed in other categories	1.8	(0.8)	(1.6)
Recognition of compensation costs related to restricted shares	2.4	(1.3)	1.0
Intercompany profit in inventory	(2.0)	(0.3)	0.3
Other, net	(0.7)	—	(3.1)
Total	(43.6)	(2.6)	61.4
Effective tax rate	(28.3)%	(1.9)%	30.4%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which provided the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain deductible payments to foreign affiliates. For the year ended December 31, 2022, we are not subject to BEAT tax, and the previously recorded 2021 BEAT tax was reversed in 2022 following finalization of the 2021 U.S. federal income tax return.
For the year ended December 31, 2022, the change in valuation allowances is driven mainly by the release of the valuation allowance against our deferred tax assets in Germany and Mexico partially offset by a valuation allowance establishment in Argentina as well as the release of the valuation allowance on our U.S. foreign tax credit carryforwards on general category income. The Company determined that the net deferred tax assets in Germany and Mexico are realizable based on recent history of profitability and future income projections. In addition, we determined that the U.S. foreign tax credit carryforwards on general category income were realizable based on the development of a tax planning strategy..
For the year ended December 31, 2021, the net foreign impact is driven mainly by the Hungarian net operating loss and foreign tax credit carryforward that are both fully offset in the change in valuation allowance (see discussion below).
For the years ended December 31, 2022, 2021 and 2020 we have asserted indefinite reinvestment on certain earnings of our foreign subsidiaries. As of December 31, 2022, we had not recorded approximately $24.5 million of deferred tax liabilities associated with remaining unremitted earnings considered indefinitely reinvested, specifically related to foreign withholding taxes that would be due upon repatriation of the designated earnings to the U.S. While the company has estimated the foreign withholding tax impact related to distributing earnings currently deemed permanently reinvested, the calculation of the potential US tax consequences associated with the distribution of earnings currently deemed permanently reinvested is impracticable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2022	2021
	(Amounts in thousands)
Deferred tax assets related to:
Net operating loss carryforwards	$183,541	$200,196
Credit and capital loss carryforwards	197,774	185,832
Warranty and accrued liabilities	49,302	26,116
Section 59(e) capitalized expenses	54,486	43,434
Other	168,933	161,418
Total deferred tax assets	654,036	616,996
Valuation allowances	(356,557)	(415,962)
Net deferred tax assets	$297,479	$201,034
Deferred tax liabilities related to:
Goodwill and intangibles	$(123,088)	$(123,133)
Foreign undistributed earnings	(11,154)	(15,529)
Operating lease right-of-use-assets	(20,453)	(25,556)
Other	(1,395)	(1,936)
Total deferred tax liabilities	(156,090)	(166,154)
Deferred tax asset (liabilities), net	$141,389	$34,880

We had $1,475.0 million of U.S. and foreign net operating loss carryforwards at December 31, 2022. Of this total, $19.8 million are state net operating losses. State net operating losses generated in the U.S., if unused, will expire in 2027. $234.0 million of our foreign net operating losses carry forward without expiration. Our Hungarian net operating loss of $1,089.0 million that has a full valuation allowance (see discussion below), if unused, will expire in 2025. The remaining foreign net operating losses of $132.1 million that do not carry forward without expiration, if unused, will expire between 2023-2033. Additionally, we had $93.5 million of foreign tax credit carryforwards at December 31, 2022, that have a valuation allowance on the foreign branch category income (see discussion below), if unused, will expire between 2026-2032.

The following schedule presents the changes in deferred tax asset valuation allowance as follows:

(Amounts in thousands)	Balance at beginning of year	Additions charged to cost and expenses	Additions charged to other accounts - currency effects and other, net	Deductions from reserve	Balance at end of year
Year Ended December 31, 2022
Deferred tax asset valuation allowance(1):	$415,962	$36,822	$(11,775)	$(84,452)	$356,557
Year Ended December 31, 2021
Deferred tax asset valuation allowance(1):	287,410	178,203	(15,572)	(34,079)	415,962
Year Ended December 31, 2020
Deferred tax asset valuation allowance(1):	266,414	49,950	(529)	(28,425)	287,410
______________________________
(1)Deductions from reserve result from the release of valuation allowances on deferred tax assets, expiration or utilization of net operating losses and foreign tax credits previously reserved. Additions to reserve result from the establishment of valuation allowances on deferred tax assets, generation of net operating losses and foreign tax credits.
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign jurisdictions as of December 31, 2022. As of each reporting date, management considers new evidence, both positive and negative that could affect its view of the future realization of net deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
Our valuation allowances primarily relate to the deferred tax assets established for U.S. foreign tax credit carryforwards on foreign branch category income of $45.2 million, Hungarian net operating loss carryforward of $98.0 million, a foreign capital loss carryforward of $100.0 million, and other foreign deferred tax assets of $113.4 million. The Hungarian net operating loss carryforward was a result of a local statutory impairment of investments in subsidiaries in 2021. It is more likely than not that the loss will not be utilized within its five year carryforward period and, therefore, has a full valuation allowance. The foreign capital loss carryforward was the result of a reorganization of certain foreign subsidiaries in 2019. Due to its capital nature, it is more likely than not that the loss will not be utilized within its ten year carryforward period and, therefore, has a full valuation allowance.

Earnings before income taxes comprised:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
U.S.	$63,508	$(52,915)	$73,109
Foreign	90,868	186,504	129,183
Total	$154,376	$133,589	$202,292
A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2022	2021	2020
Balance — January 1	$49.9	$54.8	$40.6
Gross amount of increase (decrease) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	5.4	8.0	3.8
During the current period	5.8	4.5	11.1
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(5.5)	(10.2)	(0.2)
Lapse of the applicable statute of limitations	(4.1)	(5.1)	(2.5)
Increase (decrease) in unrecognized tax benefits relating to foreign currency translation adjustments	(1.3)	(2.1)	2.0
Balance — December 31	$50.2	$49.9	$54.8
The amount of gross unrecognized tax benefits at December 31, 2022, was $71.1 million, which includes $20.9 million of accrued interest and penalties. Of this amount $57.5 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2016 or foreign income tax audits for years through 2015. We are currently under examination for various years in Canada, China, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, the Philippines, Saudi Arabia, the U.S. and Venezuela.
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

19. BUSINESS SEGMENT INFORMATION
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

Our corporate headquarters does not constitute a separate division or business segment. Amounts classified as "Eliminations and All Other" include corporate headquarters costs and other minor entities that do not constitute separate segments. Inter segment sales and transfers are recorded at cost plus a profit margin, with the sales and related margin on such sales eliminated in consolidation.
The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2022, 2021 and 2020 reconciled to the amounts reported in the consolidated financial statements.

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2022:
Sales to external customers	$2,518,000	$1,097,120	$3,615,120	$—	$3,615,120
Intersegment sales	4,508	3,489	7,997	(7,997)	—
Segment operating income (loss)	207,957	113,417	321,374	(124,155)	197,219
Depreciation and amortization	49,654	18,931	68,585	22,368	90,953
Identifiable assets	3,110,733	1,269,690	4,380,423	410,211	4,790,634
Capital expenditures	34,295	17,178	51,473	24,814	76,287

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2021:
Sales to external customers	$2,468,098	$1,072,962	$3,541,060	$—	$3,541,060
Intersegment sales	2,750	2,924	5,674	(5,674)	—
Segment operating income (loss)	243,203	119,651	362,854	(92,095)	270,759
Depreciation and amortization	51,094	21,286	72,380	27,442	99,822
Identifiable assets	2,927,346	1,223,316	4,150,662	599,106	4,749,768
Capital expenditures	21,575	12,283	33,858	21,078	54,936

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2020:
Sales to external customers	$2,673,705	$1,054,429	$3,728,134	$—	$3,728,134
Intersegment sales	1,965	3,120	5,085	(5,085)	—
Segment operating income (loss)	270,960	125,573	396,533	(146,256)	250,277
Depreciation and amortization	52,390	21,949	74,339	26,414	100,753
Identifiable assets	3,039,069	1,308,136	4,347,205	967,472	5,314,677
Capital expenditures	21,714	14,043	35,757	21,648	57,405

Geographic Information — We attribute sales to different geographic areas based on our facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes, goodwill and intangible assets. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2022
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,536,961	42.5%	$412,896	46.6%
EMA(1)	1,210,436	33.5%	274,511	30.9%
Asia(2)	524,952	14.5%	144,206	16.2%
Other(3)	342,771	9.5%	56,132	6.3%
Consolidated total	$3,615,120	100.0%	$887,745	100.0%

	Year Ended December 31, 2021
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,376,771	38.9%	$476,176	49.2%
EMA(1)	1,270,326	35.9%	298,426	30.8%
Asia(2)	557,314	15.7%	141,810	14.6%
Other(3)	336,649	9.5%	51,688	5.4%
Consolidated total	$3,541,060	100.0%	$968,100	100.0%

	Year Ended December 31, 2020
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,463,680	39.3%	$455,622	46.2%
EMA(1)	1,385,245	37.2%	336,577	34.1%
Asia(2)	535,440	14.4%	138,947	14.1%
Other(3)	343,769	9.1%	55,278	5.6%
Consolidated total	$3,728,134	100.0%	$986,424	100.0%
___________________________________
(1)"EMA" includes Europe, the Middle East and Africa. U. K. accounted for approximately 10% for 2022, 10% for 2021 and 9% for 2020, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.
(2)"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.
(3)"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 62% of total sales in 2022, 67% of total sales in 2021 and 65% of total sales in 2020.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2022				2021
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total(1)
Balance - January 1	$(456,025)	$(101,665)	$(1,336)	$(559,026)	$(456,549)	$(146,723)	$(488)	$(603,760)
Other comprehensive income (loss) before reclassifications (3)	(98,658)	16,684	314	(81,660)	524	34,960	—	35,484
Amounts reclassified from AOCL	—	(1,375)	89	(1,286)	—	10,098	(848)	9,250
Net current-period other comprehensive income (loss) (3)	(98,658)	15,309	403	(82,946)	524	45,058	(848)	44,734
Balance - December 31	$(554,683)	$(86,356)	$(933)	$(641,972)	$(456,025)	$(101,665)	$(1,336)	$(559,026)
_______________________________________
(1)Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.8 million, $4.6 million and $5.9 million for December 31, 2022, 2021 and 2020, respectively. Also includes the cumulative impacts from the changes in fair value of our cross-currency swaps, which were $49.0 million, $17.7 million and $(13.8) million for December 31, 2022, 2021 and 2020, respectively.
(2)Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3)Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2022(1)	2021(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(6,382)	$(12,213)
Prior service costs(2)	Other income (expense), net	(591)	(610)
Settlements and other(2)	Other income (expense), net	(75)	(640)
	Tax benefit (expense)	8,423	3,365
	Net of tax	$1,375	$(10,098)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(117)	$848
	Tax benefit (expense)	28	—
	Net of tax	$(89)	$848
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 13 for additional details.

21. REALIGNMENT PROGRAMS
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("Realignment Program"). The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Severance costs primarily include costs associated with involuntary termination benefits. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our consolidated statements of income. The total investment in these activities is approximately $95 million with the vast majority of the charges incurred in 2020 and 2021. There are certain remaining realignment activities that are being evaluated, but have not yet been finalized and therefore not included in the anticipated total investment.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our Realignment Program:

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$768	$93	$861	$—	$861
SG&A	—	(4)	(4)	—	(4)
	$768	$89	$857	$—	$857
Non-Restructuring Charges
COS	$(530)	$86	$(444)	$(61)	$(505)
SG&A	148	(391)	(243)	(274)	(517)
	$(382)	$(305)	$(687)	$(335)	$(1,022)

Total Realignment Charges
COS	$238	$179	$417	$(61)	$356
SG&A	148	(395)	(247)	(274)	(521)
Total	$386	$(216)	$170	$(335)	$(165)

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$8,046	$811	$8,857	$—	$8,857
SG&A	665	(9)	656	—	656
	$8,711	$802	$9,513	$—	$9,513
Non-Restructuring Charges
COS	$6,203	$1,196	$7,399	$590	$7,989
SG&A	368	708	1,076	3,913	4,989
	$6,571	$1,904	$8,475	$4,503	$12,978

Total Realignment and Transformation Charges
COS	$14,249	$2,007	$16,256	$590	$16,846
SG&A	1,033	699	1,732	3,913	5,645
Total	$15,282	$2,706	$17,988	$4,503	$22,491

The following is a summary of total inception to date charges, net of adjustments, related to the Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$26,642	$2,131	$28,773	$—	$28,773
SG&A	716	328	1,044	(16)	1,028
	$27,358	$2,459	$29,817	$(16)	$29,801
Non-Restructuring Charges
COS	$24,877	$808	$25,685	$581	$26,266
SG&A	11,197	4,871	16,068	21,521	37,589
	$36,074	$5,679	$41,753	$22,102	$63,855

Total Realignment Charges
COS	$51,519	$2,939	$54,458	$581	$55,039
SG&A	11,913	5,199	17,112	21,505	38,617
Total	$63,432	$8,138	$71,570	$22,086	$93,656
Restructuring charges represent costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Contract termination costs include costs related to the termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets, divestiture of certain non-strategic assets and inventory write-downs. Other costs generally include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities. Restructuring charges incurred related to our Realignment Program:

	December 31, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$122	$327	$273	$139	$861
SG&A	(4)	—	—	—	(4)
Total	$118	$327	$273	$139	$857

	December 31, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$964	$34	$2,683	$5,176	$8,857
SG&A	167	—	—	489	656
Total	$1,131	$34	$2,683	$5,665	$9,513

The following is a summary of total inception to date charges, net of adjustments, related to our Realignment Program:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$16,324	$413	$4,368	$7,668	$28,773
SG&A	247	—	14	767	1,028
Total	$16,571	$413	$4,382	$8,435	$29,801
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the years ended December 31, 2022 and 2021:

(Amounts in thousands)	2022	2021
Balance at January 1,	$4,868	$18,255
Charges	584	6,829
Cash expenditures	(3,518)	(18,942)
Other non-cash adjustments, including currency	(969)	(1,274)
Balance at December 31,	$965	$4,868

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2022, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” “Delinquent Section 16(a)

Reports,” to the extent applicable, and “Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2023 annual meeting of shareholders.
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

ITEM 11.EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote to Approve Executive Compensation,” “Delinquent Section 16(a) Reports,” to the extent applicable, “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2023 annual meeting of shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2023 annual meeting of shareholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Board Committees” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2023 annual meeting of shareholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2023 annual meeting of shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2022 and 2021:
For each of the three years in the period ended December 31, 2022:
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

3.2
Flowserve Corporation By-Laws, as amended and restated effective August 16, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated August 17, 2022).

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

10.2+	First Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2023, among Flowserve Corporation, Bank of American, N.A., as administrative agent, and the other lenders referred to therein.

Exhibit No.	Description
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

10.12	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.13	Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 11, 2019).*
10.14+	Amendment to Flowserve Corporation 2020 Long-Term Incentive Plan, dated December 8, 2022.*
10.15
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

10.16
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.17
Flowserve Corporation Change In Control Severance Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2018).*

10.18
Flowserve Corporation Executive Officer Severance Plan, as amended and restated effective August 17, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2022).*

10.19
Flowserve Corporation Annual Incentive Plan, as amended and restated effective August 17, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2022).*

10.20
Form of Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2020).*

10.21+	Form of 2023 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Annual Award).*

Exhibit No.	Description
10.22
Form of 2021 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Retention Award) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual report on Form 10-K (File No. 001-13179) for the year ended December 31, 2021.*

10.23	Form of 2022 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*
10.24
Form of Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (TSR) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2020).*

10.25	Form of Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (ROIC) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2020).*
10.26+	Form of 2023 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*
10.27	Form of 2022 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*
10.28	Amendment to Performance Restricted Stock Unit Agreements under the Flowserve Corporation 2020 Long-Term Incentive Plan by and between Flowserve Corporation and R. Scott Rowe dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2022).*
14.1	Flowserve Corporation Employee Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of August 15, 2019).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
_______________________________________

*	Management contract or compensatory plans or arrangement.
+	Filed herewith.
++	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: March 7, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David E. Roberts	Non-Executive Chairman of the Board	March 7, 2023
David E. Roberts

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2023
R. Scott Rowe

/s/ Amy B. Schwetz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2023
Amy B. Schwetz

/s/ Scott K. Vopni	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2023
Scott K. Vopni

/s/ Sujeet Chand	Director	March 7, 2023
Sujeet Chand

/s/ Ruby R. Chandy	Director	March 7, 2023
Ruby R. Chandy

/s/ Gayla J. Delly	Director	March 7, 2023
Gayla J. Delly

/s/ John R. Friedery	Director	March 7, 2023
John R. Friedery

/s/ John L. Garrison	Director	March 7, 2023
John L. Garrison

/s/ Michael C. McMurray	Director	March 7, 2023
Michael C. McMurray

/s/ Kenneth I. Siegel	Director	March 7, 2023
Kenneth I. Siegel

/s/ Carlyn R. Taylor	Director	March 7, 2023
Carlyn R. Taylor