Form 10-Q
period 2023-03-31
FLOWSERVE CORP
filed 2023-05-01
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2023 there were 131,149,159 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended March 31, 2023 and 2022 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2023 and December 31, 2022 (unaudited)	2
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended March 31, 2023 and 2022 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2023 and 2022 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	33
SIGNATURES	34
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Sales	$980,305	$821,058
Cost of sales	(683,475)	(611,411)
Gross profit	296,830	209,647
Selling, general and administrative expense	(244,268)	(206,138)
Net earnings from affiliates	4,624	3,858
Operating income	57,186	7,367
Interest expense	(16,211)	(10,693)
Interest income	1,494	943
Other income (expense), net	(8,020)	(8,114)
Earnings (loss) before income taxes	34,449	(10,497)
Provision for income taxes	(4,453)	(3,182)
Net earnings (loss), including noncontrolling interests	29,996	(13,679)
Less: Net earnings attributable to noncontrolling interests	(3,230)	(2,141)
Net earnings (loss) attributable to Flowserve Corporation	$26,766	$(15,820)
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$0.20	$(0.12)
Diluted	0.20	(0.12)

Weighted average shares – basic	130,930	130,410
Weighted average shares – diluted	131,754	130,410

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2023	2022
Net earnings (loss), including noncontrolling interests	$29,996	$(13,679)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $717 and $(13,306), respectively	13,506	(16,744)
Pension and other postretirement effects, net of taxes of $(12) and $(254), respectively	(443)	3,587
Cash flow hedging activity, net of taxes of $(9) and $0, respectively	30	29
Other comprehensive income (loss)	13,093	(13,128)
Comprehensive income (loss), including noncontrolling interests	43,089	(26,807)
Comprehensive (income) loss attributable to noncontrolling interests	(68)	(3,476)
Comprehensive income (loss) attributable to Flowserve Corporation	$43,021	$(30,283)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$404,726	$434,971
Accounts receivable, net of allowance for expected credit losses of $82,517 and $83,062, respectively	904,184	868,632
Contract assets, net of allowance for expected credit losses of $5,589 and $5,819, respectively	231,864	233,457
Inventories, net	882,252	803,198
Prepaid expenses and other	119,209	110,714
Total current assets	2,542,235	2,450,972
Property, plant and equipment, net of accumulated depreciation of $1,183,972 and $1,172,957, respectively	496,434	500,945
Operating lease right-of-use assets, net	168,682	174,980
Goodwill	1,173,718	1,168,124
Deferred taxes	151,852	149,290
Other intangible assets, net	128,258	134,503
Other assets, net of allowance for expected credit losses of $65,575 and $66,377, respectively	214,570	211,820
Total assets	$4,875,749	$4,790,634

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$488,761	$476,747
Accrued liabilities	455,309	427,578
Contract liabilities	291,638	256,963
Debt due within one year	53,387	49,335
Operating lease liabilities	32,626	32,528
Total current liabilities	1,321,721	1,243,151
Long-term debt due after one year	1,209,169	1,224,151
Operating lease liabilities	150,536	155,196
Retirement obligations and other liabilities	314,626	309,529
Contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	492,147	507,484
Retained earnings	3,774,379	3,774,209
Treasury shares, at cost – 45,922 and 46,359 shares, respectively	(2,016,517)	(2,036,882)
Deferred compensation obligation	6,852	6,979
Accumulated other comprehensive loss	(631,534)	(647,788)
Total Flowserve Corporation shareholders’ equity	1,846,318	1,824,993
Noncontrolling interests	33,379	33,614
Total equity	1,879,697	1,858,607
Total liabilities and equity	$4,875,749	$4,790,634
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2023	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(25,290)	—	437	20,365	(127)	—	—	(5,052)
Stock-based compensation	—		9,953	—	—	—	—	—	—	9,953
Net earnings	—	—	—	26,766	—	—	—	—	3,230	29,996
Cash dividends declared ($0.20 per share)	—	—	—	(26,596)	—	—	—	—	—	(26,596)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	16,254	(3,161)	13,093
Other, net	—	—	—	—	—	—	—	—	(304)	(304)
Balance — March 31, 2023	176,793	$220,991	$492,147	$3,774,379	(45,922)	$(2,016,517)	$6,852	$(631,534)	$33,379	$1,879,697

Balance — January 1, 2022	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(21,246)	—	370	17,806	(92)	—	—	(3,532)
Stock-based compensation	—		11,011	—	—	—	—	—	—	11,011
Net loss	—	—	—	(15,820)	—	—	—	—	2,141	(13,679)
Cash dividends declared ($0.20 per share)	—	—	—	(26,525)	—	—	—	—	—	(26,525)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(14,464)	1,336	(13,128)
Other, net	—	—	—	—	—	—	—	—	(437)	(437)
Balance — March 31, 2022	176,793	$220,991	$496,151	$3,648,678	(46,424)	$(2,039,900)	$7,122	$(578,053)	$36,066	$1,791,055
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2023	2022
Cash flows – Operating activities:
Net earnings (loss), including noncontrolling interests	$29,996	$(13,679)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	18,928	20,148
Amortization of intangible and other assets	2,663	3,396
Stock-based compensation	9,953	11,011
Foreign currency, asset write downs and other non-cash adjustments	(2,728)	6,893
Change in assets and liabilities:
Accounts receivable, net	(26,249)	5,039
Inventories, net	(70,721)	(48,715)
Contract assets, net	4,325	(5,655)
Prepaid expenses and other, net	(16,019)	(33,197)
Accounts payable	7,008	8,204
Contract liabilities	32,676	2,600
Accrued liabilities and income taxes payable	35,374	7,302
Retirement obligations and other liabilities	9,477	10,912
Net deferred taxes	(8,095)	(1,032)
Net cash flows provided (used) by operating activities	26,588	(26,773)
Cash flows – Investing activities:
Capital expenditures	(15,318)	(14,052)
Other	(1,138)	1,834
Net cash flows provided (used) by investing activities	(16,456)	(12,218)
Cash flows – Financing activities:
Payments on term loan	(10,000)	(7,593)
Proceeds under other financing arrangements	78	555
Payments under other financing arrangements	(1,515)	(484)
Payments related to tax withholding for stock-based compensation	(5,850)	(4,304)
Payments of dividends	(26,229)	(26,128)
Other	(303)	(437)
Net cash flows provided (used) by financing activities	(43,819)	(38,391)
Effect of exchange rate changes on cash	3,442	(5,275)
Net change in cash and cash equivalents	(30,245)	(82,657)
Cash and cash equivalents at beginning of period	434,971	658,452
Cash and cash equivalents at end of period	$404,726	$575,795
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three months ended March 31, 2023 and 2022 and condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report").
Coronavirus ("COVID-19") - We continue to assess and proactively respond to the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues, and to take appropriate actions in an effort to mitigate adverse effects of the pandemic. During the first quarter of 2023, COVID-related impacts subsided when compared to 2022; however, we still expect the combined effects of the supply chain, logistics and labor availability headwinds to continue in 2023. The Company's condensed consolidated financial statements presented reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.
Russia and Ukraine Conflict - In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have substantially completed the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers and terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts we have also experienced supply shortages and inflationary pressures.
In the first quarter of 2022, we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have or anticipated to be canceled.
The following table presents the above impacts of the Russia pre-tax charge in the first quarter of 2022:

	Three Months Ended March 31, 2022
(Amounts in thousands)	Flowserve Pump Division	Flow Control Division	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
In addition, we reevaluated our financial exposure as of December 31, 2022 and recorded an incremental $13.6 million pre-tax charge ($9.8 million after-tax) in the fourth quarter of 2022 for additional contract cancellation fees, to reserve our residual financial exposure due to increased Russia sanctions imposed during the latter part of 2022 and our decision to cancel backlog as a result of the additional sanctions. We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. To date, these impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
Acquisition — On February 9, 2023 the Company entered into a definitive agreement under which it will acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals and target shareholder approval, and is currently expected to close in the third quarter of 2023.
Accounting Developments
Pronouncements Implemented
In October 2021, the FASB issued ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The amendments in this ASU improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of this ASU did not have a material impact on our condensed consolidated balance sheets, condensed consolidated statements of income or condensed consolidated statements of cash flows.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods following the year of adoption. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023.
We adopted ASU No. 2022-04 effective January 1, 2023. Flowserve partners with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, Flowserve must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. Flowserve has no obligation for fees; subscription, service, commissions or otherwise with either bank. Flowserve also has no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of March 31, 2023, $9.2 million remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheet.
Pronouncements Not Yet Implemented
In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." The amendments permits leasehold improvements to be amortized over the useful life of the asset when the lessee controls the use of the underlying asset and the lease is between common control entities. The amendments further allow entities to account for leasehold improvements as a transfer of assets between entities under common control through an equity adjustment when the lessee is no longer in control of the underlying asset. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We do not expect the impact of this ASU to be material.
In March 2023, the FASB issued ASU No. 2023-02, "Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The amendments allow companies to account for all of their tax equity investments using the proportional amortization method if certain conditions are met. Companies can elect to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program rather than unilaterally or on an individual investment basis. The amendments are effective on either a modified retrospective or retrospective basis for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, depending on whether the company elects to evaluate its investments for which it still expects to receive income tax credits or other income tax benefits as of the beginning of the period of adoption or at the beginning of the earliest period presented. We do not expect the impact of this ASU to be material.

2.Revenue Recognition
The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time, more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform. Service-related revenues do not typically represent a significant portion of contracts with our customers and do not meet the thresholds requiring separate disclosure.
Our primary method for recognizing revenue over time is the POC method. Revenue from products and services transferred to customers over time accounted for approximately 14% and 12% of total revenue for the three month period ended March 31, 2023 and 2022, respectively. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 86% and 88% of total revenue for the three month period ended March 31, 2023 and 2022, respectively. Refer to Note 2 to our consolidated financial statements included in our 2022 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$252,732	$210,753	$463,485
Aftermarket	446,746	70,074	516,820
	$699,478	$280,827	$980,305

	Three Months Ended March 31, 2022
	FPD	FCD	Total
Original Equipment	$200,340	$182,842	$383,182
Aftermarket	373,646	64,230	437,876
	$573,986	$247,072	$821,058

Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended March 31, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$282,272	$125,681	$407,953
Latin America(2)	63,989	7,863	71,852
Middle East and Africa	114,370	28,401	142,771
Asia Pacific	113,371	67,828	181,199
Europe	125,476	51,054	176,530
	$699,478	$280,827	$980,305

	Three Months Ended March 31, 2022
	FPD	FCD	Total
North America(1)	$238,710	$107,634	$346,344
Latin America(2)	47,619	5,550	53,169
Middle East and Africa	71,701	21,351	93,052
Asia Pacific	101,599	67,793	169,392
Europe	114,357	44,744	159,101
	$573,986	$247,072	$821,058

__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On March 31, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $733 million. We estimate recognition of approximately $358 million of this amount as revenue in the remainder of 2023 and an additional $375 million in 2024 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2023 and 2022:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2023	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(117,035)	—
Revenue recognized in the period in excess of billings	136,965	4	—	—
Billings arising during the period in excess of revenue recognized	—	—	146,262	164
Amounts transferred from contract assets to receivables	(137,865)	—	—	—
Currency effects and other, net	(693)	4	5,448	2,983
Ending balance, March 31, 2023	$231,864	$305	$291,638	$4,206

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2022	$195,598	$426	$202,965	$464
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(79,792)	—
Revenue recognized in the period in excess of billings	116,140	1,757	—	—
Billings arising during the period in excess of revenue recognized	—	—	78,156	—
Amounts transferred from contract assets to receivables	(109,358)	—	—	—
Currency effects and other, net	(2,326)	(1,750)	2,829	(2)
Ending balance, March 31, 2022	$200,054	$433	$204,158	$462
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the three months ended March 31, 2023 and 2022:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	2,440	—
Write-offs	(4,325)	—
Currency effects and other, net	1,340	(230)
Ending balance, March 31, 2023	$82,517	$5,589

Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	5,225	896
Currency effects and other, net	(235)	49
Ending balance, March 31, 2022	$79,326	$3,338
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the three months ended March 31, 2023 and 2022:

(Amounts in thousands)	2023	2022
Balance at January 1	$66,377	$67,696
Currency effects and other, net	(802)	488
Balance at March 31	$65,575	$68,184
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of March 31, 2023.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 8,224,898 were available for issuance as of March 31, 2023. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2023, 114,943 stock options were outstanding. No stock options were granted or vested during the three months ended March 31, 2023 and 2022.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $36.0 million and $18.0 million at March 31, 2023 and December 31, 2022, respectively, which is expected to be recognized over a remaining weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2023 and 2022 was $21.8 million and $20.7 million, respectively.
We recorded stock-based compensation expense of $7.7 million ($10.0 million pre-tax) and $8.5 million ($11.0 million pre-tax) for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2023
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2023	1,697,779	$37.17
Granted	843,291	36.36
Vested	(567,183)	38.40
Forfeited	(150,525)	47.06
Outstanding as of March 31, 2023	1,823,362	$35.59
Unvested Restricted Shares outstanding as of March 31, 2023 included approximately 479,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2023, 2022 and 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,101,000 shares based on performance targets. As of March 31, 2023, we estimate vesting of approximately 376,000 shares based on expected achievement of performance targets.

5.Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 8 to our consolidated financial statements included in our 2022 Annual Report and Note 7 of this Quarterly Report for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected hedge accounting for our foreign exchange forward contracts and the changes in the fair values are recognized immediately in our condensed consolidated statements of income.
Foreign exchange forward contracts with third parties had a notional value of $544.0 million and $459.2 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the length of foreign exchange forward contracts currently in place ranged from 17 days to 23 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Current derivative assets	$3,297	$2,207
Noncurrent derivative assets	53	66
Current derivative liabilities	5,633	4,422
Noncurrent derivative liabilities	73	63
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Gains (losses) recognized in income	$(1,983)	$(2,359)
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
Prior to early termination we excluded the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss ("AOCL") on our consolidated balance sheet. For the three months ending March 31, 2022 an interest accrual of $2.0 million was recognized within interest expense in our condensed consolidated statements of income.
The cumulative net investment hedge (gains) losses, net of deferred taxes, under cross-currency swaps recorded in AOCL on our condensed consolidated balance sheet are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
(Gain) loss-included component (1)	$—	$(25,385)
(Gain) loss-excluded component (2)	—	(874)
(Gain) loss recognized in AOCL	$—	$(26,259)
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.

6.Debt
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2023	2022
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $4,913 and $5,055, respectively	$495,087	$494,945
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $5,588 and $5,727, respectively	494,412	494,273
Term Loan Facility, interest rate of 6.25% at March 31, 2023 and 5.98% at December 31, 2022, net of debt issuance costs of $400 and $444, respectively	249,600	259,556
Finance lease obligations and other borrowings	23,457	24,712
Debt and finance lease obligations	1,262,556	1,273,486
Less amounts due within one year	53,387	49,335
Total debt due after one year	$1,209,169	$1,224,151

Senior Credit Facility
As discussed in Note 12 to our consolidated financial statements included in our 2022 Annual Report, our credit agreement (the "Senior Credit Agreement") provides a $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300 million unsecured term loan facility (the "Term Loan Facility") with a maturity date of September 13, 2026.
The interest rates per annum applicable to the Revolving Credit Facility, other than with respect to swing line loans, are Term Secured Overnight Financing Rate ("Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At March 31, 2023, the interest rate on the Revolving Credit Facility was Term SOFR plus 1.375% in the case of Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended March 31, 2023.
Under the terms and conditions of Senior Credit Agreement, interest rates per annum applicable to the Term Loan Facility are stated as Term SOFR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of March 31, 2023 and December 31, 2022, we had no revolving loans outstanding and we had outstanding letters of credit of $85.9 million and $71.7 million at March 31, 2023 and December 31, 2022, respectively. In April 2023 the Company borrowed $115.0 million on the Revolving Credit Facility for general corporate purposes and as of May 1, 2023 has $75.0 million outstanding. After consideration of the financial covenants under our Senior Credit Facility and outstanding letters of credit, as of March 31, 2023, the amount available for borrowings was limited to $464.5 million. As of December 31, 2022, the amount available for borrowings under our Revolving Credit Facility was $293.9 million.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of March 31, 2023. We have scheduled repayments of $10.0 million due in each of the next three quarters and $15.0 million due on March 31, 2024 on our Term Loan.

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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at March 31, 2023 was $831.7 million compared to the carrying value of $989.5 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2023 and December 31, 2022.

8.Inventories
Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Raw materials	$404,945	$360,039
Work in process	329,170	295,678
Finished goods	253,031	245,494
Less: Excess and obsolete reserve	(104,894)	(98,013)
Inventories, net	$882,252	$803,198

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2023	2022
Net earnings of Flowserve Corporation	$26,766	$(15,820)
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$26,766	$(15,820)
Weighted average shares:
Common stock	130,886	130,410
Participating securities	44	—
Denominator for basic earnings per common share	130,930	130,410
Effect of potentially dilutive securities	824	—
Denominator for diluted earnings per common share	131,754	130,410
Earnings per common share:
Basic	$0.20	$(0.12)
Diluted	0.20	(0.12)

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. As a result of the net loss for the
13

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,
	2023	2022
Beginning claims(1)	8,139	8,712
New claims	577	673
Resolved claims	(640)	(585)
Other(2)	(5)	—
Ending claims(1)	8,071	8,800
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2023	2022
Beginning balance, January 1,	$98,652	$94,423
Asbestos liability adjustments, net	(106)	—
Cash payment activity	(3,766)	(1,204)
Other, net	(1,495)	(967)
Ending balance, March 31,	$93,285	$92,252

During both of the three months ended March 31, 2023 and 2022 the Company incurred expenses (net of insurance) of approximately $1.8 million to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(5.6) million and $5.8 million, respectively, during the three months ended March 31, 2023 and 2022, respectively.
14

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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended March 31, 2023 and 2022 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2023	2022	2023	2022	2023	2022
Service cost	$5.0	$6.3	$1.1	$1.6	$—	$—
Interest cost	5.2	3.4	2.9	1.7	0.2	0.1
Expected return on plan assets	(6.3)	(6.5)	(1.6)	(1.6)	—	—
Amortization of unrecognized prior service cost and other costs	—	0.1	0.1	0.1	—	0.1
Amortization of unrecognized net loss	—	1.0	0.3	0.7	—	—
Net periodic cost recognized	$3.9	$4.3	$2.8	$2.5	$0.2	$0.2

The components of net periodic cost for pension and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statements of income.

15

12.Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2023	2022
Dividends declared per share	$0.20	$0.20
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We had no repurchases of shares of our outstanding common stock for both of the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had $96.1 million of remaining capacity under our current share repurchase program.
13.Income Taxes
For the three months ended March 31, 2023, we earned $34.4 million before taxes and recorded a provision for income taxes of $4.5 million resulting in an effective tax rate of 12.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2023 primarily due to the benefits of a tax planning strategy partially offset by the net impact of foreign operations and state income taxes.
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
As of March 31, 2023, the amount of unrecognized tax benefits increased by $5.4 million from December 31, 2022. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2016 or non-U.S. income tax audits for years through 2015. We are currently under examination for various years in Canada, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, the Philippines, Saudi Arabia, the U.S. and Venezuela.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of March 31, 2023. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended March 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$699,478	$280,827	$980,305	$—	$980,305
Intersegment sales	638	790	1,428	(1,428)	—
Segment operating income	79,072	18,534	97,606	(40,420)	57,186

	Three Months Ended March 31, 2022
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$573,986	$247,072	$821,058	$—	$821,058
Intersegment sales	1,598	784	2,382	(2,382)	—
Segment operating income	21,001	15,237	36,238	(28,871)	7,367

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in AOCL, net of tax for the three months ended March 31, 2023 and 2022:

	2023				2022
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1	$(554,683)	$(86,356)	$(933)	$(641,972)	$(456,025)	$(101,665)	$(1,336)	$(559,026)
Other comprehensive income (loss) before reclassifications (3)	13,506	(865)	—	12,641	(16,744)	1,957	—	(14,787)
Amounts reclassified from AOCL	—	422	30	452	—	1,630	29	1,659
Net current-period other comprehensive income (loss) (3)	13,506	(443)	30	13,093	(16,744)	3,587	29	(13,128)
Balance - March 31	$(541,177)	$(86,799)	$(903)	$(628,879)	$(472,769)	$(98,078)	$(1,307)	$(572,154)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.8 million and $4.6 million at January 1, 2023 and 2022, respectively, and $2.7 million and $5.9 million at March 31, 2023 and 2022, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $8.6 million for the three months ended March 31, 2022.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2023(1)	2022(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(283)	$(1,732)
Prior service costs(2)	Other income (expense), net	(151)	(152)
	Tax benefit	12	254
	Net of tax	$(422)	$(1,630)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(39)	$(29)
	Tax benefit (expense)	9	—
	Net of tax	$(30)	$(29)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

16.Realignment Programs
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). As of December 31, 2022 the 2020 Realignment Program was substantially complete with a minimal amount of residual charges to be incurred prospectively.
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the 2023 Realignment Program. The 2023 Realignment Program activities will be identified and implemented in phases throughout 2023. The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $25 million. There are certain other realignment activities that are currently being evaluated, but have not yet been initiated and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our Realignment Programs:

	Three Months Ended March 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(1,012)	$—	$(1,012)	$66	$(946)
SG&A	—	8,905	8,905	—	8,905
	$(1,012)	$8,905	$7,893	$66	$7,959
Non-Restructuring Charges
COS	$1,402	$11	$1,413	$(265)	$1,148
SG&A	2,050	1	2,051	5,721	7,772
	$3,452	$12	$3,464	$5,456	$8,920
Total Realignment Charges
COS	$390	$11	$401	$(199)	$202
SG&A	2,050	8,906	10,956	5,721	16,677
Total	$2,440	$8,917	$11,357	$5,522	$16,879

	Three Months Ended March 31, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$281	$(5)	$276	$—	$276
SG&A	—	—	—	—	—
	$281	$(5)	$276	$—	$276
Non-Restructuring Charges
COS	$(364)	$(49)	$(413)	$(61)	$(474)
SG&A	75	17	92	(293)	(201)
	$(289)	$(32)	$(321)	$(354)	$(675)
Total Realignment Charges
COS	$(83)	$(54)	$(137)	$(61)	$(198)
SG&A	75	17	92	(293)	(201)
Total	$(8)	$(37)	$(45)	$(354)	$(399)

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(1,012)	$—	$(1,012)	$66	$(946)
SG&A	—	8,905	8,905	—	8,905
	$(1,012)	$8,905	$7,893	$66	$7,959
Non-Restructuring Charges
COS	$1,402	$11	$1,413	$(265)	$1,148
SG&A	2,050	1	2,051	5,721	7,772
	$3,452	$12	$3,464	$5,456	$8,920
Total Realignment Charges
COS	$390	$11	$401	$(199)	$202
SG&A	2,050	8,906	10,956	5,721	16,677
Total	$2,440	$8,917	$11,357	$5,522	$16,879
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our Realignment Programs:

	Three Months Ended March 31, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$186	$66	$(1,303)	$105	$(946)
SG&A	5	—	8,900	—	8,905
Total	$191	$66	$7,597	$105	$7,959

	Three Months Ended March 31, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$—	$—	$240	$36	$276
SG&A	—	—	—	—	—
Total	$—	$—	$240	$36	$276

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$186	$66	$(1,303)	$105	$(946)
SG&A	5	—	8,900	—	8,905
Total	$191	$66	$7,597	$105	$7,959
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the three months ended March 31, 2023 and 2022:

(Amounts in thousands)	2023	2022
Balance at January 1	$965	$4,868
Charges, net of adjustments	362	37
Cash expenditures	(234)	(1,260)
Other non-cash adjustments, including currency	(55)	(64)
Balance at March 31	$1,038	$3,581

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2022 Annual Report.
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
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are relied upon to maximize operating time of many key industrial processes. We continue to invest significantly in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket service and solutions business, which is primarily served by our network of 159 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our business strategy.
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
The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque, Durco, Argus, Edward and Durametallic, which we believe to be one of the most comprehensive in the industry. Our products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction ("EPC") firms, original equipment manufacturers, distributors and end users.
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with maintaining the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. Despite supply chain disruption caused by COVID-19, we continue to enhance our global supply chain capabilities to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improve the supply chain processes across our business segments and find areas of synergy and cost reduction, all along improving our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
On February 9, 2023 the Company entered into a definitive agreement under which it will acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. The transaction is subject to customary closing conditions, including applicable regulatory approvals and target shareholder approval, and is currently expected to close in the third quarter of 2023.
COVID-19 and Related Impacts
We continue to assess and proactively respond to the impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues, and to take appropriate actions in an effort to mitigate adverse effects of the pandemic.
During 2022 we experienced a number of COVID-related headwinds including with respect to temporary closures of our facilities, supply chain and logistics disruptions, and labor availability issues. During the first quarter of 2023, these COVID-related impacts subsided when compared to 2022; however, we still expect the combined effects of the supply chain, logistics and labor availability headwinds to continue in 2023.
The strong U.S. dollar has made and may continue to make our products more expensive overseas and has made it challenging to meet our international customers’ pricing expectations. We will continue to be proactive in our efforts to stay competitive in our prices and market share.
Throughout COVID-19 we engaged in a number of cost savings measures in order to help mitigate the adverse effects of COVID-19 on our financial results, including certain realignment activities. We will continue to evaluate additional cost savings measures in order to reduce the impact of COVID-19 on our financial results, including the 2023 Realignment Program, and we will continue to adapt our operations to respond to the changing conditions as needed but we expect these actions to reduce as the adverse impacts of COVID-19 continue to decrease in 2023.
Impact of Russia-Ukraine Conflict on our Business
In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have substantially completed the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers and terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts we have also experienced supply shortages and inflationary pressures.
In the first quarter of 2022, we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have or anticipated to be canceled.
The following table presents the above impacts of the Russia pre-tax charge in the first quarter of 2022:

	Three Months Ended March 31, 2022
(Amounts in thousands)	FPD	FCD	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
In addition, we reevaluated our financial exposure as of December 31, 2022 and recorded an incremental $13.6 million pre-tax charge ($9.8 million after-tax) in the fourth quarter of 2022 for additional contract cancellation fees, to reserve our residual financial exposure due to increased Russia sanctions imposed during the latter part of 2022 and our decision to cancel backlog as a result of the additional sanctions. We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. To date, these impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
2023 Outlook
As the world continues to recover from COVID-19, we have seen an inflection in our served end-markets as commodity prices and mobility levels increase. With our increased backlog and improved market environment we expect to return to growth in 2023, however the combined effects of the supply chain, logistics and labor availability headwinds are expected to continue in 2023. Further, we have not seen and do not expect to see an increase in cancellations from our backlog. We therefore expect to continue to deliver on our backlog during 2023, though with a slightly longer cycle time than originally expected.
As of March 31, 2023, we have cash and cash equivalents of $404.7 million and $464.5 million of borrowings available under our Senior Credit Facility. In April 2023 the Company borrowed $115.0 million on the Revolving Credit Facility for general corporate purposes and as of May 1, 2023 has $75.0 million outstanding. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three months ended March 31, 2023 and 2022
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). As of December 31, 2022 the 2020 Realignment Program was substantially complete with a minimal amount of residual charges to be incurred prospectively.
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the 2023 Realignment Program. The 2023 Realignment Program activities will be identified and implemented in phases throughout 2023. We currently anticipate a total investment in realignment activities that have been evaluated and finalized of approximately $25 million. Upon completion of the 2023 Realignment Program activities that have been evaluated and finalized, we expect full year run-rate savings of approximately $13 million. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been initiated and therefore are not included in the above anticipated total investment.
Realignment Activity
The following tables present out realignment activity by segment related to our Realignment Programs:

	Three Months Ended March 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$390	$11	$401	$(199)	$202
SG&A	2,050	8,906	10,956	5,721	16,677
Total	$2,440	$8,917	$11,357	$5,522	$16,879

	Three Months Ended March 31, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$(83)	$(54)	$(137)	$(61)	$(198)
SG&A	75	$17	92	(293)	(201)
Total	$(8)	$(37)	$(45)	$(354)	$(399)

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Bookings	$1,057.2	$1,086.1
Sales	980.3	821.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2023 decreased by $28.9 million, or 2.7%, as compared with the same period in 2022. The decrease included negative currency effects of approximately $23 million. The decrease was driven by decreased customer orders in the oil and gas and power generation industries, partially offset by the chemical, general and water management industries. The decrease in customer bookings was driven by original equipment bookings.
Sales for the three months ended March 31, 2023 increased by $159.2 million, or 19.4%, as compared with the same period in 2022. The increase included negative currency effects of approximately $24 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific and Middle East, partially offset by decreased customer sales into Africa. Net sales to international customers, including export sales from the U.S., were approximately 63% and 62% of total sales for the three months ended March 31, 2023 and 2022, respectively.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,806.3 million at March 31, 2023 increased by $71.0 million, or 2.6%, as compared with December 31, 2022. Currency effects provided an increase of approximately $19 million. Approximately 34% of the backlog at both March 31, 2023 and December 31, 2022 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $733 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2023	2022
Gross profit	$296.8	$209.6
Gross profit margin	30.3%	25.5%

Gross profit for the three months ended March 31, 2023 increased by $87.2 million, or 41.6%, as compared with the same period in 2022. Gross profit margin for the three months ended March 31, 2023 of 30.3% increased from 25.5% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume and favorable original equipment mix, lower supply chain inflationary pressure and a $4.6 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation as compared to the same period in 2022. Aftermarket sales represented approximately 53% of total sales for both periods in 2023 and 2022.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2023	2022
SG&A	$244.3	$206.1
SG&A as a percentage of sales	24.9%	25.1%

SG&A for the three months ended March 31, 2023 increased by $38.2 million, or 18.5%, as compared with the same period in 2022. Currency effects yielded a decrease of approximately $4 million. SG&A as a percentage of sales for the three months ended March 31, 2023 decreased 20 basis points primarily due to a $10.2 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur and increased sales leverage, substantially offset by higher broad-based annual incentive compensation, increased charges related to our Realignment Programs, $5.0 million of costs associated with a discrete legal matter, a $3.7 million increase in research and development costs, $3.1 million of expense related to the pending acquisition of Velan Inc. and a $2.9 million write-down of an impaired licensing intangible as compared with the same period in 2022.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Net earnings from affiliates	$4.6	$3.9

Net earnings from affiliates for the three months ended March 31, 2023 increased by $0.7 million, or 17.9%, as compared with the same period in 2022. The increase in net earnings was primarily a result of increased earnings of our FPD joint venture in Chile.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2023	2022
Operating income	$57.2	$7.4
Operating income as a percentage of sales	5.8%	0.9%

Operating income for the three months ended March 31, 2023 increased by $49.8 million, or 673.0%, as compared with the same period in 2022. The increase included negative currency effects of approximately $7 million. The increase was primarily a result of the $87.2 million increase in gross profit partially offset by the $38.2 million increase in SG&A.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Interest expense	$(16.2)	$(10.7)
Interest income	1.5	0.9

Interest expense for the three months ended March 31, 2023 increased $5.5 million, as compared with the same period in 2022, primarily due to higher effective interest rates on our outstanding debt as compared with the same period in 2022.
Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Other income (expense), net	$(8.0)	$(8.1)

Other expense, net for the three months ended March 31, 2023 decreased $0.1 million as compared with the same period in 2022, due primarily to a $2.1 million increase in losses from transactions in currencies other than our sites' functional currencies, substantially offset by a $0.4 million increase in gains arising from transactions on foreign exchange forward contracts and a $1.6 million decrease in pension related costs. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Hungarian forint, Mexican peso, and Brazilian real during the three months ended March 31, 2023, as compared with the same period in 2022.

Income Taxes and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2023	2022
Provision for (benefit from) income taxes	$4.5	$3.2
Effective tax rate	12.9%	(30.5)%

In December 2022, the European Union (“EU”) member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the Organization for Economic Co-operation and Development’s tax reform initiative. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities.
The effective tax rate of 12.9% for the three months ended March 31, 2023 increased from (30.5)% for the same period in 2022. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2023 primarily due to the benefits of a tax planning strategy partially offset by the net impact of foreign operations and state income taxes. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Other comprehensive income (loss)	$13.1	$(13.1)

Other comprehensive income for the three months ended March 31, 2023 increased by $26.2 million from a loss of $(13.1) million in the same period in 2022. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the three months ended March 31, 2023, as compared with the same period in 2022.
Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pump Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD primarily operates in the oil and gas, power generation, chemical and general industries. FPD operates in 49 countries with 35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia and six in Latin America, and it operates 134 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2023	2022
Bookings	$728.5	$795.6
Sales	700.1	575.6
Gross profit	221.4	156.9
Gross profit margin	31.6%	27.3%
SG&A	147.0	139.8
Segment operating income	79.1	21.0
Segment operating income as a percentage of sales	11.3%	3.6%

Bookings for the three months ended March 31, 2023 decreased by $67.1 million, or 8.4%, as compared with the same period in 2022. The decrease included negative currency effects of approximately $15 million. The decrease in customer bookings was driven by decreased customer orders in the oil and gas, power generation and water management industries, partially offset by increased customer orders in the chemical and general industries. Customer bookings decreased $31.5 million into the Middle East, $76.4 million into Europe and $20.4 million into Asia Pacific and were partially offset by increased customer orders of $33.0 million into North America, $6.8 million into Latin America and $12.2 million into Africa. The decrease was driven by original equipment bookings.
Sales for the three months ended March 31, 2023 increased by $124.5 million, or 21.6% as compared with the same period in 2022 and included negative currency effects of approximately $16 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $12.1 million into Asia Pacific, $11.5 million into Europe, $44.5 million into North America, $46.1 million into the Middle East and $16.6 million into Latin America were partially offset by decreased sales of $3.1 million into Africa.
Gross profit for the three months ended March 31, 2023 increased by $64.5 million, or 41.1%, as compared with the same period in 2022. Gross profit margin for the three months ended March 31, 2023 of 31.6% increased from 27.3% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume and favorable original equipment mix, lower supply chain inflationary pressure and a $3.5 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation and a mix shift away from higher margin aftermarket sales as compared to the same period in 2022.
SG&A for the three months ended March 31, 2023 increased by $7.2 million, or 5.2%, as compared with the same period in 2022. Currency effects provided a decrease of approximately $3 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges related to our Realignment Programs, $2.9 million write-down of an impaired licensing intangible and a $2.1 million increase in research and development costs, partially offset by a $9.1 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur as compared to the same period in 2022.
Operating income for the three months ended March 31, 2023 increased by $58.1 million, or 276.7%, as compared with the same period in 2022. The increase included negative currency effects of approximately $6 million. The increase was primarily due to the $64.5 million increase in gross profit partially offset by the $7.2 million increase in SG&A.
Backlog of $2,028.5 million at March 31, 2023 increased by $19.6 million, or 1.0%, as compared with December 31, 2022. Currency effects provided an increase of approximately $15 million.
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

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2023	2022
Bookings	$332.0	$294.3
Sales	281.6	247.9
Gross profit	80.3	59.5
Gross profit margin	28.5%	24.0%
SG&A	61.8	44.3
Segment operating income	18.5	15.2
Segment operating income as a percentage of sales	6.6%	6.1%

Bookings for the three months ended March 31, 2023 increased by $37.7 million, or 12.8%, as compared with the same period in 2022. Bookings included negative currency effects of approximately $9 million. The increase in customer bookings was primarily driven by increased customer orders in the oil and gas, water management, power generation and general industries, partially offset by decreased customer orders in the chemical industry. Increased customer bookings were driven by increased orders of $20.4 million into North America and $35.8 million into the Middle East, partially offset by decreased orders of $15.8 million into Asia Pacific, $0.2 million into Africa, $4.9 million into Europe and $0.9 million into Latin America. The increase was primarily driven by customer original equipment bookings.
Sales for the three months ended March 31, 2023 increased $33.7 million, or 13.6%, as compared with the same period in 2022. The increase included negative currency effects of approximately $8 million. Increased customer sales were more heavily weighted towards customer original equipment sales. The increase was primarily driven by increased customer sales of $18.0 million into North America, $2.9 million into Africa, $4.1 million into the Middle East, $6.3 million into Europe and $2.3 million into Latin America.
Gross profit for the three months ended March 31, 2023 increased by $20.8 million, or 35.0%, as compared with the same period in 2022. Gross profit margin for the three months ended March 31, 2023 of 28.5% increased from the 24.0% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume and favorable original equipment mix, lower supply chain inflationary pressure and a $1.1 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation and a mix shift away from higher margin aftermarket sales as compared to the same period in 2022.
SG&A for the three months ended March 31, 2023 increased by $17.5 million, or 39.5%, as compared with the same period in 2022. Currency effects provided a decrease of approximately $1 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges related to our Realignment Programs and $3.1 million of expense related to the pending acquisition of Velan Inc., partially offset by a $1.1 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur as compared to the same period in 2022.
Operating income for the three months ended March 31, 2023 increased by $3.3 million, or 21.7%, as compared with the same period in 2022. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $20.8 million increase in gross profit partially offset by the $17.5 million increase in SG&A.
Backlog of $795.1 million at March 31, 2023 increased by $49.6 million, or 6.7%, as compared with December 31, 2022. Currency effects provided an increase of approximately $4 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
Net cash flows provided (used) by operating activities	$26.6	$(26.8)
Net cash flows provided (used) by investing activities	(16.5)	(12.2)
Net cash flows provided (used) by financing activities	(43.8)	(38.4)
Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2023 was $404.7 million as compared with $435.0 million at December 31, 2022.
Our cash balance decreased by $30.3 million to $404.7 million at March 31, 2023, as compared with December 31, 2022. The cash activity during the first three months of 2023 included cash provided by operating activities, $26.2 million in dividend payments, $15.3 million in capital expenditures and $10.0 million of payments on our Term Loan.
For the three months ended March 31, 2023, our cash provided by operating activities was $26.6 million, as compared to cash used of $26.8 million for the same period in 2022. Cash flow provided from working capital decreased for the three months ended March 31, 2023, due primarily to decreased cash flows used by or increased cash flows provided by inventory, accounts receivable and accounts payable, partially offset by increased cash flows provided by or decreased cash flows used by contract liabilities and contract assets as compared to the same period in 2022.
Increases in accounts receivable used $26.2 million of cash flow for the three months ended March 31, 2023, as compared to $5.0 million provided for the same period in 2022. As of March 31, 2023, our days’ sales outstanding ("DSO") was 83 days as compared with 80 days as of March 31, 2022.

Increases in contract assets provided $4.3 million of cash flow for the three months ended March 31, 2023, as compared with cash flows used of $5.7 million for the same period in 2022.
Increases in inventory used $70.7 million and $48.7 million of cash flow for the three months ended March 31, 2023 and March 31, 2022, respectively. Inventory turns were 3.0 times at March 31, 2023, as compared to 3.3 times as of March 31, 2022.
Increases in accounts payable provided $7.0 million of cash flow for the three months ended March 31, 2023, as compared with $8.2 million of cash provided for the same period in 2022. Increases in accrued liabilities and income taxes payable provided $35.4 million of cash flow for the three months ended March 31, 2023, as compared with $7.3 million of cash flow provided for the same period in 2022.
Increases in contract liabilities provided $32.7 million of cash flow for the three months ended March 31, 2023, as compared to cash flows provided of $2.6 million for the same period in 2022.
Cash flows used by investing activities during the three months ended March 31, 2023 were $16.5 million, as compared to cash flows used of $12.2 million for the same period in 2022. Capital expenditures during the three months ended March 31, 2023 were $15.3 million, an increase of $1.3 million as compared with the same period in 2022. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2023, we currently estimate capital expenditures to be between $75 million and $85 million before consideration of any acquisition activity.
Cash flows used by financing activities during the three months ended March 31, 2023 were $43.8 million, as compared to $38.4 million of cash flows used for the same period in 2022. Cash outflows in the three months ended March 31, 2023 resulted primarily from the $10.0 million of payments on our Term Loan and $26.2 million of dividend payments. Cash outflows during the three months ended March 31, 2022 resulted primarily from the $7.6 million of payments on our Term Loan and $26.1 million of dividend payments.
Our Senior Credit Facility Agreement matures in September 13, 2026. Approximately $30 million of our outstanding Term Loan Facility is due to mature in the remainder of 2023 and approximately $60 million in 2024. As of March 31, 2023, we had an available capacity of $464.5 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the three months ended March 31, 2023 we have made no cash contributions to our U.S. pension plan. At December 31, 2022, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently do not anticipate making any contributions to our U.S. pension plan in 2023. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of March 31, 2023, we have $96.1 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of March 31, 2023.

As of March 31, 2023, we have cash and cash equivalents of $404.7 million and $464.5 million of borrowings available under our Senior Credit Facility. In April 2023 the Company borrowed $115.0 million on the Revolving Credit Facility for general corporate purposes and as of May 1, 2023 has $75.0 million outstanding. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report. The critical policies, for which no significant changes have occurred in the three months ended March 31, 2023, include:
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
The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements and are currently, or in the future could be, amplified by COVID-19. Specific factors that might cause such a difference include, without limitation, the following:
•uncertainties related to the impact of COVID-19 on our business and operations, financial results and financial position, our customers and suppliers, and on the global economy, including its impact on our sales;
•the global supply chain disruption, logistics constraints, and the current inflationary environment could adversely affect the efficiency of our manufacturing and increase the cost of providing our products to customers;
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
•if we are not able to successfully execute and realize the expected financial benefits from our restructuring, realignment and other cost-saving initiatives, our business could be adversely affected;
•the substantial dependence of our sales on the success of the oil and gas, chemical, power generation and water management industries;
•the adverse impact of volatile raw materials prices on our products and operating margins;
•economic, political and other risks associated with our international operations, including military actions, trade embargoes or changes to tariffs or trade agreements that could affect customer markets, particularly North African and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;
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
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2022 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $13.5 million and $(16.7) million for the three months ended March 31, 2023 and 2022, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of March 31, 2023, we had a U.S. dollar equivalent of $544.0 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $459.2 million at December 31, 2022. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(7.4) million and $(5.7) million for the three months ended March 31, 2023 and 2022, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2023, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2023 would have impacted our net earnings by approximately $10 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors.
There are numerous factors that affect our business, financial condition, results of operations, cash flows, reputation and/or prospects, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2022 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.
There have been no material changes in risk factors discussed in our 2022 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended March 31, 2023, our 2022 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended March 31, 2023, we had no repurchases of our common stock shares.  As of March 31, 2023, we have $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	168	(2)	$33.29	—	$96.1
February 1 - 28	162,374	(2)	36.27	—	96.1
March 1 - 31	2,533	(3)	33.81	—	96.1
Total	165,075		$36.23	—
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
(3)Includes 663 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $32.88 and 1,870 shares purchased at a price of $34.14 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective April 12, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2023).

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2023, among Flowserve Corporation, Bank of American, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022.

10.2
Form of 2023 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Annual Award) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022.*

10.3	Form of 2023 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022.*

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	May 1, 2023	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2023	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)