Form 10-Q
period 2023-06-30
FLOWSERVE CORP
filed 2023-08-01
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2023 there were 131,207,268 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended June 30, 2023 and 2022 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Six Months Ended June 30, 2023 and 2022 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2023 and December 31, 2022 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended June 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Six Months Ended June 30, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2023 and 2022 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	39
SIGNATURES	40
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2023	2022
Sales	$1,080,376	$882,222
Cost of sales	(757,616)	(632,393)
Gross profit	322,760	249,829
Selling, general and administrative expense	(230,082)	(194,606)
Net earnings from affiliates	3,970	5,109
Operating income	96,648	60,332
Interest expense	(16,554)	(11,062)
Interest income	1,907	854
Other income (expense), net	(5,543)	7,589
Earnings before income taxes	76,458	57,713
Provision for income taxes	(21,304)	(11,618)
Net earnings, including noncontrolling interests	55,154	46,095
Less: Net earnings attributable to noncontrolling interests	(3,951)	(1,318)
Net earnings attributable to Flowserve Corporation	$51,203	$44,777
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.39	$0.34
Diluted	0.39	0.34

Weighted average shares – basic	131,171	130,666
Weighted average shares – diluted	131,810	131,245

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2023	2022
Net earnings, including noncontrolling interests	$55,154	$46,095
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(163) and $(7,299), respectively	8,901	(64,160)
Pension and other postretirement effects, net of taxes of $(29) and $(457), respectively	(839)	6,570
Cash flow hedging activity, net of taxes of $(7) and $0, respectively	30	29
Other comprehensive income (loss)	8,092	(57,561)
Comprehensive income (loss), including noncontrolling interests	63,246	(11,466)
Comprehensive (income) loss attributable to noncontrolling interests	(4,196)	(1,321)
Comprehensive income (loss) attributable to Flowserve Corporation	$59,050	$(12,787)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2023	2022
Sales	$2,060,681	$1,703,280
Cost of sales	(1,441,090)	(1,243,803)
Gross profit	619,591	459,477
Selling, general and administrative expense	(474,359)	(400,816)
Net earnings from affiliates	8,603	9,039
Operating income	153,835	67,700
Interest expense	(32,766)	(21,755)
Interest income	3,401	1,797
Other income (expense), net	(13,562)	(524)
Earnings before income taxes	110,908	47,218
Provision for income taxes	(25,757)	(14,800)
Net earnings, including noncontrolling interests	85,151	32,418
Less: Net earnings attributable to noncontrolling interests	(7,181)	(3,458)
Net earnings attributable to Flowserve Corporation	$77,970	$28,960
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.59	$0.22
Diluted	0.59	0.22

Weighted average shares - basic	131,051	130,554
Weighted average shares - diluted	131,782	131,148

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2023	2022
Net earnings, including noncontrolling interests	$85,151	$32,418
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $554 and $(20,605), respectively	22,407	(80,904)
Pension and other postretirement effects, net of taxes of $(41) and $(711), respectively	(1,282)	10,157
Cash flow hedging activity, net of taxes of $(14) and $0, respectively	60	58
Other comprehensive income (loss)	21,185	(70,689)
Comprehensive income (loss), including noncontrolling interests	106,336	(38,271)
Comprehensive (income) loss attributable to noncontrolling interests	(4,265)	(4,798)
Comprehensive income (loss) attributable to Flowserve Corporation	$102,071	$(43,069)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$422,837	$434,971
Accounts receivable, net of allowance for expected credit losses of $84,358 and $83,062, respectively	887,867	868,632
Contract assets, net of allowance for expected credit losses of $4,420 and $5,819, respectively	227,636	233,457
Inventories, net	914,288	803,198
Prepaid expenses and other	126,756	110,714
Total current assets	2,579,384	2,450,972
Property, plant and equipment, net of accumulated depreciation of $1,139,149 and $1,172,957, respectively	500,075	500,945
Operating lease right-of-use assets, net	164,391	174,980
Goodwill	1,177,131	1,168,124
Deferred taxes	158,835	149,290
Other intangible assets, net	125,216	134,503
Other assets, net of allowance for expected credit losses of $66,857 and $66,377, respectively	214,983	211,820
Total assets	$4,920,015	$4,790,634

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$492,623	$476,747
Accrued liabilities	441,520	427,578
Contract liabilities	269,725	256,963
Debt due within one year	55,781	49,335
Operating lease liabilities	32,440	32,528
Total current liabilities	1,292,089	1,243,151
Long-term debt due after one year	1,245,253	1,224,151
Operating lease liabilities	146,255	155,196
Retirement obligations and other liabilities	314,408	309,529
Contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	495,281	507,484
Retained earnings	3,798,984	3,774,209
Treasury shares, at cost – 45,894 and 46,359 shares, respectively	(2,014,932)	(2,036,882)
Deferred compensation obligation	7,815	6,979
Accumulated other comprehensive loss	(623,687)	(647,788)
Total Flowserve Corporation shareholders’ equity	1,884,452	1,824,993
Noncontrolling interests	37,558	33,614
Total equity	1,922,010	1,858,607
Total liabilities and equity	$4,920,015	$4,790,634
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — April 1, 2023	176,793	$220,991	$492,147	$3,774,379	(45,922)	$(2,016,517)	$6,852	$(631,534)	$33,379	$1,879,697
Stock activity under stock plans	—	—	(2,791)	—	28	1,585	963	—	—	(243)
Stock-based compensation	—		5,925	—	—	—	—	—	—	5,925
Net earnings	—	—	—	51,203	—	—	—	—	3,951	55,154
Cash dividends declared ($0.20 per share)	—	—	—	(26,598)	—	—	—	—	—	(26,598)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	7,847	245	8,092
Other, net	—	—	—	—	—	—	—	—	(17)	(17)
Balance — June 30, 2023	176,793	$220,991	$495,281	$3,798,984	(45,894)	$(2,014,932)	$7,815	$(623,687)	$37,558	$1,922,010

Balance — April 1, 2022	176,793	$220,991	$496,151	$3,648,678	(46,424)	$(2,039,900)	$7,122	$(578,053)	$36,066	$1,791,055
Stock activity under stock plans	—	—	(2,024)	—	47	2,061	(201)	—	—	(164)
Stock-based compensation	—		5,886	—	—	—	—	—	—	5,886
Net earnings	—	—	—	44,777	—	—	—	—	1,318	46,095
Cash dividends declared ($0.20 per share)	—	—	—	(26,520)	—	—	—	—	—	(26,520)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(57,565)	4	(57,561)
Other, net	—	—	—	—	—	—	—	—	(4,898)	(4,898)
Balance — June 30, 2022	176,793	$220,991	$500,013	$3,666,935	(46,377)	$(2,037,839)	$6,921	$(635,618)	$32,490	$1,753,893
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2023	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(28,081)	—	465	21,950	836	—	—	(5,295)
Stock-based compensation	—	—	15,878	—	—	—	—	—	—	15,878
Net earnings	—	—	—	77,970	—	—	—	—	7,181	85,151
Cash dividends declared ( $0.40 per share)	—	—	—	(53,195)	—	—	—	—	—	(53,195)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	24,101	(2,916)	21,185
Other, net	—	—	—	—	—	—	—	—	(321)	(321)
Balance — June 30, 2023	176,793	$220,991	$495,281	$3,798,984	(45,894)	$(2,014,932)	$7,815	$(623,687)	$37,558	$1,922,010

Balance — January 1, 2022	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(23,270)	—	417	19,867	(293)	—	—	(3,696)
Stock-based compensation	—	—	16,897	—	—	—	—	—	—	16,897
Net earnings	—	—	—	28,960	—	—	—	—	3,458	32,418
Cash dividends declared ($0.40 per share)	—	—	—	(53,048)	—	—	—	—	—	(53,048)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(72,029)	1,340	(70,689)
Other, net	—	—	—	—	—	—	—	—	(5,334)	(5,334)
Balance — June 30, 2022	176,793	$220,991	$500,013	$3,666,935	(46,377)	$(2,037,839)	$6,921	$(635,618)	$32,490	$1,753,893
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2023	2022
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$85,151	$32,418
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	37,452	40,034
Amortization of intangible and other assets	5,158	6,748
Stock-based compensation	15,878	16,896
Foreign currency, asset write downs and other non-cash adjustments	(8,418)	(3,982)
Change in assets and liabilities:
Accounts receivable, net	(5,350)	(21,638)
Inventories, net	(99,240)	(96,737)
Contract assets, net	9,917	(7,705)
Prepaid expenses and other, net	(105)	(19,769)
Accounts payable	7,118	33,550
Contract liabilities	10,831	9,642
Accrued liabilities and income taxes payable	(2,091)	(65,773)
Retirement obligations and other liabilities	8,412	10,028
Net deferred taxes	(14,329)	(5,079)
Net cash flows provided (used) by operating activities	50,384	(71,367)
Cash flows – Investing activities:
Capital expenditures	(31,893)	(31,012)
Other	(941)	2,015
Net cash flows provided (used) by investing activities	(32,834)	(28,997)
Cash flows – Financing activities:
Payments on term loan	(20,000)	(15,921)
Proceeds under revolving credit facility	150,000	—
Payments under revolving credit facility	(100,000)	—
Proceeds under other financing arrangements	197	1,029
Payments under other financing arrangements	(3,458)	(720)
Payments related to tax withholding for stock-based compensation	(6,235)	(4,497)
Payments of dividends	(52,471)	(52,267)
Other	(320)	(5,334)
Net cash flows provided (used) by financing activities	(32,287)	(77,710)
Effect of exchange rate changes on cash	2,603	(22,033)
Net change in cash and cash equivalents	(12,134)	(200,107)
Cash and cash equivalents at beginning of period	434,971	658,452
Cash and cash equivalents at end of period	$422,837	$458,345
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2023 and 2022 and condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made. Prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report").
Coronavirus ("COVID-19") - We continue to assess and proactively respond to the remaining impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues, and to take appropriate actions in an effort to mitigate adverse effects of the pandemic. During the first six months of 2023, COVID-related supply chain, logistics and labor availability impacts decreased when compared to 2022. The Company's condensed consolidated financial statements presented reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.
Russia and Ukraine Conflict - In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have substantially completed the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers and terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts, we have also experienced supply shortages and inflationary pressures.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure as of June 30, 2023 and concluded that the reserve recorded as of December 31, 2022 is sufficient and no changes to material reserves were needed. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
The following table presents the above impacts of the Russia pre-tax charge in the first six months of 2022:

	Six Months Ended June 30, 2022
(Amounts in thousands)	Flowserve Pump Division	Flow Control Division	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
Acquisition — On February 9, 2023 the Company entered into a definitive agreement under which it will acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. The transaction remains subject to customary closing conditions, including applicable regulatory approvals. All such regulatory approvals have been obtained, other than French Foreign Investment Screening approvals. The timing of both such approval and the close of the transaction are currently uncertain.
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
We adopted ASU No. 2022-04 effective January 1, 2023. Flowserve partners with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, Flowserve must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. Flowserve has no obligation for fees; subscription, service, commissions or otherwise with either bank. Flowserve also has no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of June 30, 2023, $13.5 million remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheet.
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
Revenue from products and services transferred to customers over time accounted for approximately 15% and 13% of total revenue for the three month period ended June 30, 2023 and 2022, respectively, and 15% and 12% for the six month period ended June 30, 2023 and 2022, respectively. Our primary method for recognizing revenue over time is the POC method. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 85% and 87% of total revenue for the three month period ended June 30, 2023 and 2022, respectively, and 85% and 88% for the six month period ended June 30, 2023 and 2022, respectively. Refer to Note 2 to our consolidated financial statements included in our 2022 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$284,053	$233,770	$517,823
Aftermarket	480,798	81,755	562,553
	$764,851	$315,525	$1,080,376

	Three Months Ended June 30, 2022
	FPD	FCD	Total
Original Equipment	$212,760	$198,597	$411,357
Aftermarket	401,665	69,200	470,865
	$614,425	$267,797	$882,222

	Six Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$536,785	$444,522	$981,307
Aftermarket	927,545	151,829	1,079,374
	$1,464,330	$596,351	$2,060,681

	Six Months Ended June 30, 2022
	FPD	FCD	Total
Original Equipment	$413,100	$381,439	$794,539
Aftermarket	775,312	133,429	908,741
	$1,188,412	$514,868	$1,703,280
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$317,994	$143,446	$461,440
Latin America(2)	63,107	7,190	70,297
Middle East and Africa	130,158	36,536	166,694
Asia Pacific	110,390	72,510	182,900
Europe	143,202	55,843	199,045
	$764,851	$315,525	$1,080,376

	Three Months Ended June 30, 2022
	FPD	FCD	Total
North America(1)	$265,657	$119,791	$385,448
Latin America(2)	48,294	4,955	53,249
Middle East and Africa	84,935	22,049	106,984
Asia Pacific	97,557	72,418	169,975
Europe	117,982	48,584	166,566
	$614,425	$267,797	$882,222

	Six Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$600,258	$269,124	$869,382
Latin America(2)	127,102	15,055	142,157
Middle East and Africa	244,524	64,931	309,455
Asia Pacific	223,774	140,342	364,116
Europe	268,672	106,899	375,571
	$1,464,330	$596,351	$2,060,681

	Six Months Ended June 30, 2022
	FPD	FCD	Total
North America(1)	$504,368	$227,429	$731,797
Latin America(2)	95,914	10,504	106,418
Middle East and Africa	156,636	43,398	200,034
Asia Pacific	199,156	140,209	339,365
Europe	232,338	93,328	325,666
	$1,188,412	$514,868	$1,703,280
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On June 30, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $751 million. We estimate recognition of approximately $276 million of this amount as revenue in the remainder of 2023 and an additional $475 million in 2024 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2023 and 2022:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2023	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(169,722)	—
Revenue recognized in the period in excess of billings	301,548	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	176,491	661
Amounts transferred from contract assets to receivables	(310,232)	(301)	—	—
Currency effects and other, net	2,863	473	5,993	5,851
Ending balance, June 30, 2023	$227,636	$469	$269,725	$7,571

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2022	$195,598	$426	$202,965	$464
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(118,177)	—
Revenue recognized in the period in excess of billings	256,608	1,659	—	—
Billings arising during the period in excess of revenue recognized	—	—	122,502	—
Amounts transferred from contract assets to receivables	(246,405)	(380)	230	—
Currency effects and other, net	(8,673)	(1,671)	(2,345)	(19)
Ending balance, June 30, 2022	$197,128	$34	$205,175	$445
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the six months ended June 30, 2023 and 2022:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	2,645	—
Write-offs	(2,891)	(1,406)
Currency effects and other, net	1,542	7
Ending balance, June 30, 2023	$84,358	$4,420

Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	6,763	1,338
Write-offs	(600)	—
Currency effects and other, net	(1,723)	(27)
Ending balance, June 30, 2022	$78,776	$3,704
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the six months ended June 30, 2023 and 2022:

(Amounts in thousands)	2023	2022
Balance at January 1	$66,377	$67,696
Currency effects and other, net	480	272
Balance at June 30	$66,857	$67,968
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2023.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 8,244,139 were available for issuance as of June 30, 2023. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2023, 114,943 stock options were outstanding. No stock options have been granted or vested since 2020.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $30.6 million and $18.0 million at June 30, 2023 and December 31, 2022, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during both the three months ended June 30, 2023 and 2022 was $1.9 million. The total fair value of Restricted Shares vested during the six months ended June 30, 2023 and 2022 was $23.7 million and $22.5 million, respectively.
We recorded stock-based compensation expense of $4.6 million ($5.9 million pre-tax) for both the three months ended June 30, 2023 and 2022, respectively. We recorded stock-based compensation expense of $12.3 million ($15.9 million pre-tax) and $13.1 million ($16.9 million pre-tax) for the six months ended June 30, 2023 and 2022, respectively.
13

The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2023
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2023	1,697,779	$37.17
Granted	908,866	36.16
Vested	(630,529)	37.61
Forfeited	(198,545)	44.22
Outstanding as of June 30, 2023	1,777,571	$35.71
Unvested Restricted Shares outstanding as of June 30, 2023 included approximately 470,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2023, 2022 and 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,081,000 shares based on performance targets. As of June 30, 2023, we estimate vesting of approximately 368,000 shares based on expected achievement of performance targets.

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
Foreign exchange forward contracts with third parties had a notional value of $683.3 million and $459.2 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the length of foreign exchange forward contracts currently in place ranged from 6 days to 20 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Current derivative assets	$4,310	$2,207
Noncurrent derivative assets	10	66
Current derivative liabilities	3,100	4,422
Noncurrent derivative liabilities	23	63
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Gains (losses) recognized in income	$258	$2,592	$(1,725)	$233
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
Prior to early termination we excluded the interest accruals on the swaps from the assessment of hedge effectiveness and recognize the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss ("AOCL") on our consolidated balance sheet. For the three and six months ending June 30, 2022 an interest accrual of $2.1 million and $4.2 million was recognized within interest expense in our condensed consolidated statements of income.
The cumulative net investment hedge (gains) losses, net of deferred taxes, under cross-currency swaps recorded in AOCL on our condensed consolidated balance sheet are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
(Gain) loss-included component (1)	$—	$(18,870)	$—	$(44,256)
(Gain) loss-excluded component (2)	—	(7,634)	—	(8,508)
(Gain) loss recognized in AOCL	$—	$(26,504)	$—	$(52,764)
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.

6.Debt
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2023	2022
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $4,770 and $5,055, respectively	$495,230	$494,945
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $5,447 and $5,727, respectively	494,553	494,273
Term Loan Facility, interest rate of 6.59% at June 30, 2023 and 5.98% at December 31, 2022, net of debt issuance costs of $357 and $444, respectively	239,643	259,556
Revolving Credit Facility, interest rate of 6.61% at June 30, 2023	50,000	—
Finance lease obligations and other borrowings	21,608	24,712
Debt and finance lease obligations	1,301,034	1,273,486
Less amounts due within one year	55,781	49,335
Total debt due after one year	$1,245,253	$1,224,151

Senior Credit Facility
As discussed in Note 12 to our consolidated financial statements included in our 2022 Annual Report, our credit agreement (the "Senior Credit Agreement") provides a $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans and a $300 million unsecured term loan facility (the "Term Loan Facility") with a maturity date of September 13, 2026.
The interest rates per annum applicable to the Revolving Credit Facility, other than with respect to swing line loans, are Term Secured Overnight Financing Rate ("Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At June 30, 2023, the interest rate on the Revolving Credit Facility was the Term Secured Overnight Financing Rate ("SOFR") plus 1.375% in the case of Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended June 30, 2023.
Under the terms and conditions of Senior Credit Agreement, interest rates per annum applicable to the Term Loan Facility are stated as Term SOFR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of June 30, 2023 and December 31, 2022, we had outstanding letters of credit of $103.8 million and $71.7 million, respectively. During the second quarter of 2023 the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of June 30, 2023 had $50.0 million outstanding. As of August 1, 2023, the outstanding balance was $90 million after incremental borrowing of $40 million during the third quarter of 2023. After consideration of the financial covenants under our Senior Credit Facility, outstanding short-term borrowings and outstanding letters of credit as of June 30, 2023, the amount available for borrowings was limited to $553.8 million. As of December 31, 2022, the amount available for borrowings under our Revolving Credit Facility was $293.9 million.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of June 30, 2023. We have scheduled repayments of $10.0 million due in each of the next two quarters and $15.0 million due in each of the subsequent two quarters through June 30, 2024 on our Term Loan.

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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at June 30, 2023 was $824.4 million compared to the carrying value of $989.8 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2023 and December 31, 2022.

8.Inventories
Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Raw materials	$426,943	$360,039
Work in process	331,568	295,678
Finished goods	262,555	245,494
Less: Excess and obsolete reserve	(106,778)	(98,013)
Inventories, net	$914,288	$803,198

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2023	2022
Net earnings of Flowserve Corporation	$51,203	$44,777
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$51,203	$44,777
Weighted average shares:
Common stock	131,133	130,626
Participating securities	38	40
Denominator for basic earnings per common share	131,171	130,666
Effect of potentially dilutive securities	639	579
Denominator for diluted earnings per common share	131,810	131,245
Earnings per common share:
Basic	$0.39	$0.34
Diluted	0.39	0.34

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2023	2022
Net earnings of Flowserve Corporation	$77,970	$28,960
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$77,970	$28,960
Weighted average shares:
Common stock	131,010	130,518
Participating securities	41	36
Denominator for basic earnings per common share	131,051	130,554
Effect of potentially dilutive securities	731	594
Denominator for diluted earnings per common share	131,782	131,148
Earnings per common share:
Basic	$0.59	$0.22
Diluted	0.59	0.22
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning claims(1)	8,071	8,800	8,139	8,712
New claims	590	622	1,167	1,295
Resolved claims	(697)	(505)	(1,337)	(1,090)
Other(2)	86	—	81	—
Ending claims(1)	8,050	8,917	8,050	8,917
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2023	2022
Beginning balance, January 1,	$98,652	$94,423
Asbestos liability adjustments, net	2,394	—
Cash payment activity	(8,016)	(2,460)
Other, net	(2,677)	(1,819)
Ending balance, June 30,	$90,353	$90,144

During both the three and six months ended June 30, 2023 the Company incurred expenses (net of insurance) of approximately $4.3 million and $6.0 million, respectively, compared to $1.8 million and $3.6 million, respectively, for the same periods in 2022 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(11.7) million and $2.7 million, respectively, during the six months ended June 30, 2023 and 2022, respectively.
Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities, in whole or in part.
18

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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended June 30, 2023 and 2022 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2023	2022	2023	2022	2023	2022
Service cost	$5.7	$6.1	$1.2	$1.4	$—	$—
Interest cost	5.0	3.2	3.1	1.6	0.2	0.1
Expected return on plan assets	(5.7)	(6.2)	(1.8)	(1.3)	—	—
Amortization of unrecognized prior service cost and other costs	0.1	—	0.1	0.2	0.1	—
Amortization of unrecognized net loss	—	0.7	0.3	0.7	—	0.1
Net periodic cost recognized	$5.1	$3.8	$2.9	$2.6	$0.3	$0.2
Components of the net periodic cost for pension and postretirement benefits for the six months ended June 30, 2023 and 2022 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2023	2022	2023	2022	2023	2022
Service cost	$10.7	$12.4	$2.3	$3.0	$—	$—
Interest cost	10.2	6.6	6.0	3.3	0.4	0.2
Expected return on plan assets	(12.0)	(12.7)	(3.4)	(2.9)	—	—
Amortization of unrecognized prior service cost and other costs	0.1	0.1	0.2	0.3	0.1	0.1
Amortization of unrecognized net loss	—	1.7	0.6	1.4	—	0.1
Net periodic cost recognized	$9.0	$8.1	$5.7	$5.1	$0.5	$0.4
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
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We had no repurchases of shares of our outstanding common stock for both of the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, we had $96.1 million of remaining capacity under our current share repurchase program.
20

13.Income Taxes
For the three months ended June 30, 2023, we earned $76.5 million before taxes and recorded a provision for income taxes of $21.3 million resulting in an effective tax rate of 27.9%. For the six months ended June 30, 2023, we earned $110.9 million before taxes and recorded a provision for income taxes of $25.8 million resulting in an effective tax rate of 23.2%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2023 primarily due to the net impact of foreign operations partially offset by the release of the valuation allowance on a Section 163(j) carryforward. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2023 primarily due to the net impact of foreign operations and state income taxes partially offset by the benefits of a tax planning strategy.
For the three months ended June 30, 2022, we earned $57.7 million before taxes and recorded a provision for income taxes of $11.6 million resulting in an effective tax rate of 20.1%. For the six months ended June 30, 2022, we earned $47.2 million before taxes and provided for income taxes of $14.8 million resulting in an effective tax rate of 31.4%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2022 primarily due to the net impact of foreign operations, partially offset by Base Erosion and Anti-Abuse Tax ("BEAT"). The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2022 primarily due to the current and anticipated tax impact of the Russia-Ukraine conflict on our business, partially offset by the net impact of foreign operations.
As of June 30, 2023, the amount of unrecognized tax benefits increased by $6.8 million from December 31, 2022. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2016 or non-U.S. income tax audits for years through 2015. We are currently under examination for various years in Canada, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, Saudi Arabia, Switzerland, the U.S. and Venezuela.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of June 30, 2023. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$764,851	$315,525	$1,080,376	$—	$1,080,376
Intersegment sales	530	2,185	2,715	(2,715)	—
Segment operating income	98,003	36,115	134,118	(37,470)	96,648

	Three Months Ended June 30, 2022
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$614,425	$267,797	$882,222	$—	$882,222
Intersegment sales	445	609	1,054	(1,054)	—
Segment operating income	57,346	30,369	87,715	(27,383)	60,332

	Six Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,464,330	$596,351	$2,060,681	$—	$2,060,681
Intersegment sales	1,168	2,975	4,143	(4,143)	—
Segment operating income	177,076	54,649	231,725	(77,890)	153,835

	Six Months Ended June 30, 2022
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,188,412	$514,868	$1,703,280	$—	$1,703,280
Intersegment sales	2,043	1,393	3,436	(3,436)	—
Segment operating income	78,347	45,606	123,953	(56,253)	67,700

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in AOCL, net of tax for the three months ended June 30, 2023 and 2022:

	2023				2022
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - April 1	$(541,177)	$(86,799)	$(903)	$(628,879)	$(472,769)	$(98,078)	$(1,307)	$(572,154)
Other comprehensive income (loss) before reclassifications (3)	8,901	(1,345)	—	7,556	(64,160)	5,415	—	(58,745)
Amounts reclassified from AOCL	—	506	30	536	—	1,155	29	1,184
Net current-period other comprehensive income (loss) (3)	8,901	(839)	30	8,092	(64,160)	6,570	29	(57,561)
Balance - June 30	$(532,276)	$(87,638)	$(873)	$(620,787)	$(536,929)	$(91,508)	$(1,278)	$(629,715)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $2.7 million and $5.9 million at April 1, 2023 and 2022, respectively, and $2.9 million and $5.9 million at June 30, 2023 and 2022, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $26.5 million for the three months ended June 30, 2022.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2023(1)	2022(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(381)	$(1,468)
Prior service costs(2)	Other income (expense), net	(154)	(144)
	Tax benefit	29	457
	Net of tax	$(506)	$(1,155)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(37)	$(29)
	Tax benefit (expense)	7	—
	Net of tax	$(30)	$(29)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2023 and 2022:

	2023				2022
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1	$(554,683)	$(86,356)	$(933)	$(641,972)	$(456,025)	$(101,665)	$(1,336)	$(559,026)
Other comprehensive income (loss) before reclassifications (3)	22,407	(2,210)	—	20,197	(80,904)	7,373	—	(73,531)
Amounts reclassified from AOCL	—	928	60	988	—	2,784	58	2,842
Net current-period other comprehensive income (loss) (3)	22,407	(1,282)	60	21,185	(80,904)	10,157	58	(70,689)
Balance - June 30	$(532,276)	$(87,638)	$(873)	$(620,787)	$(536,929)	$(91,508)	$(1,278)	$(629,715)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.8 million and $4.6 million at January 1, 2023 and 2022, respectively, and $2.9 million and $5.9 million at June 30, 2023 and 2022, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $35.1 million for the six months ended June 30, 2022.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2023(1)	2022(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(664)	$(3,200)
Prior service costs(2)	Other income (expense), net	(305)	(295)
	Tax benefit	41	711
	Net of tax	$(928)	$(2,784)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(74)	$(58)
	Tax benefit (expense)	14	—
	Net of tax	$(60)	$(58)
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
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the 2023 Realignment Program. The 2023 Realignment Program activities will be identified and implemented in phases throughout 2023. The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions and professional service fees. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $40 million of which $13 million is estimated to be non-cash. There are certain other realignment activities that are currently being evaluated, but have not yet been initiated and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our Realignment Programs:

	Three Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,410	$—	$1,410	$—	$1,410
SG&A	—	(29)	(29)	1	(28)
	$1,410	$(29)	$1,381	$1	$1,382
Non-Restructuring Charges
COS	$(457)	$3,153	$2,696	$—	$2,696
SG&A	17	29	46	7,427	7,473
	$(440)	$3,182	$2,742	$7,427	$10,169
Total Realignment Charges
COS	$953	$3,153	$4,106	$—	$4,106
SG&A	17	—	17	7,428	7,445
Total	$970	$3,153	$4,123	$7,428	$11,551

	Three Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$604	$76	$680	$—	$680
SG&A	—	—	—	—	—
	$604	$76	$680	$—	$680
Non-Restructuring Charges
COS	$(225)	$12	$(213)	$—	$(213)
SG&A	2	33	35	27	62
	$(223)	$45	$(178)	$27	$(151)
Total Realignment Charges
COS	$379	$88	$467	$—	$467
SG&A	2	33	35	27	62
Total	$381	$121	$502	$27	$529

	Six Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$398	$—	$398	$66	$464
SG&A	—	8,876	8,876	1	8,877
	$398	$8,876	$9,274	$67	$9,341
Non-Restructuring Charges
COS	$945	$3,164	$4,109	$(265)	$3,844
SG&A	2,067	30	2,097	13,148	15,245
	$3,012	$3,194	$6,206	$12,883	$19,089
Total Realignment Charges
COS	$1,343	$3,164	$4,507	$(199)	$4,308
SG&A	2,067	8,906	10,973	13,149	24,122
Total	$3,410	$12,070	$15,480	$12,950	$28,430

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$885	$71	$956	$—	$956
SG&A	—	—	—	—	—
	$885	$71	$956	$—	$956
Non-Restructuring Charges
COS	$(589)	$(37)	$(626)	$(61)	$(687)
SG&A	77	50	127	(266)	(139)
	$(512)	$13	$(499)	$(327)	$(826)
Total Realignment Charges
COS	$296	$34	$330	$(61)	$269
SG&A	77	50	127	(266)	(139)
Total	$373	$84	$457	$(327)	$130

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$398	$—	$398	$66	$464
SG&A	—	8,876	8,876	1	8,877
	$398	$8,876	$9,274	$67	$9,341
Non-Restructuring Charges
COS	$945	$3,164	$4,109	$(265)	$3,844
SG&A	2,067	30	2,097	13,148	15,245
	$3,012	$3,194	$6,206	$12,883	$19,089
Total Realignment Charges
COS	$1,343	$3,164	$4,507	$(199)	$4,308
SG&A	2,067	8,906	10,973	13,149	24,122
Total	$3,410	$12,070	$15,480	$12,950	$28,430
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our Realignment Programs:

	Three Months Ended June 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$255	$228	$33	$894	$1,410
SG&A	(5)	—	(29)	6	(28)
Total	$250	$228	$4	$900	$1,382

	Three Months Ended June 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$570	$—	$19	$91	$680
SG&A	—	—	—	—	—
Total	$570	$—	$19	$91	$680

	Six Months Ended June 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$441	$294	$(1,270)	$999	$464
SG&A	—	—	8,871	6	8,877
Total	$441	$294	$7,601	$1,005	$9,341

	Six Months Ended June 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$568	$—	$259	$129	$956
SG&A	—	—	—	—	—
Total	$568	$—	$259	$129	$956

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$441	$294	$(1,270)	$999	$464
SG&A	—	—	8,871	6	8,877
Total	$441	$294	$7,601	$1,005	$9,341
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the six months ended June 30, 2023 and 2022:

(Amounts in thousands)	2023	2022
Balance at January 1	$965	$4,868
Charges, net of adjustments	1,739	696
Cash expenditures	(1,231)	(2,082)
Other non-cash adjustments, including currency	(170)	(310)
Balance at June 30	$1,303	$3,172

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
On February 9, 2023 the Company entered into a definitive agreement under which it will acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. The transaction remains subject to customary closing conditions, including applicable regulatory approvals. All such regulatory approvals have been obtained, other than French Foreign Investment Screening approvals. The timing of both such approval and the close of the transaction are currently uncertain.

COVID-19 and Related Impacts
We continue to assess and proactively respond to the remaining impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues, and to take appropriate actions in an effort to mitigate adverse effects of the pandemic.
During 2022 we experienced a number of COVID-related headwinds including with respect to temporary closures of our facilities, supply chain and logistics disruptions, and labor availability issues. During the first six months of 2023, COVID-related supply chain, logistics and labor availability impacts decreased when compared to 2022.
The strong U.S. dollar has made and may continue to make our products more expensive overseas and has made it challenging to meet our international customers’ pricing expectations. We will strive to continue to be proactive in our efforts to stay competitive in our prices and market share.
Throughout COVID-19, we engaged in a number of cost savings measures in order to help mitigate the adverse effects of COVID-19 on our financial results, including certain realignment activities. We will continue to evaluate additional cost savings measures in order to reduce the impact of COVID-19 on our financial results, including the 2023 Realignment Program, and we will continue to adapt our operations to respond to the changing conditions as needed but we expect these actions to reduce as the adverse impacts of COVID-19 continue to decrease in 2023.
Impact of Russia-Ukraine Conflict on our Business
In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have substantially completed the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers and terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts, we have also experienced supply shortages and inflationary pressures.
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
The following table presents the above impacts of the Russia pre-tax charge in the first six months of 2022:

	Six Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
2023 Outlook
As the world continues to recover from COVID-19, we have seen an inflection in our served end-markets as commodity prices and mobility levels increase. With our increased backlog and improved market environment, we expect to return to growth in 2023; however, the combined effects of the supply chain, logistics and labor availability headwinds are expected to continue in 2023. Further, we have not seen and do not expect to see an increase in cancellations from our backlog. We will continue to be proactive in our efforts to stay competitive in our prices and market share.
As of June 30, 2023, we have cash and cash equivalents of $422.8 million and $553.8 million of borrowings available under our Senior Credit Facility. During the second quarter of 2023 the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of June 30, 2023 had $50.0 million outstanding. As of August 1, 2023, the outstanding balance was $90 million after incremental borrowing of $40 million during the 3rd quarter of 2023. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three and six months ended June 30, 2023 and 2022
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). As of December 31, 2022, the 2020 Realignment Program was substantially complete with a minimal amount of residual charges to be incurred prospectively.
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the 2023 Realignment Program. The 2023 Realignment Program activities will be identified and initiated in phases throughout 2023. We currently anticipate a total investment in realignment activities that have been identified and initiated to date of approximately $40 million of which $13 million is estimated to be non-cash. Based on 2023 Realignment Program activities initiated to date, we estimate that we have recognized cost savings of approximately $3 million during the six months ended June 30, 2023. Upon completion of the 2023 Realignment Program activities that have been identified and initiated to date, we expect full year run-rate savings of approximately $16 million in 2024. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been initiated, and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present out realignment activity by segment related to our Realignment Programs:

	Three Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$953	$3,153	$4,106	$—	$4,106
SG&A	17	—	17	7,428	7,445
Total	$970	$3,153	$4,123	$7,428	$11,551

	Three Months Ended June 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$379	$88	$467	$—	$467
SG&A	2	$33	35	27	62
Total	$381	$121	$502	$27	$529

	Six Months Ended June 30, 2023

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$1,343	$3,164	$4,507	$(199)	$4,308
SG&A	2,067	8,906	10,973	13,149	24,122
Total	$3,410	$12,070	$15,480	$12,950	$28,430

	Six Months Ended June 30, 2022

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$296	$34	$330	$(61)	$269
SG&A	77	50	127	(266)	(139)
Total	$373	$84	$457	$(327)	$130
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2023	2022
Bookings	$1,111.0	$1,044.0
Sales	1,080.4	882.2

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Bookings	$2,167.4	$2,129.7
Sales	2,060.7	1,703.3
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2023 increased by $67.0 million, or 6.4%, as compared with the same period in 2022. The increase included negative currency effects of approximately $2 million. The increase was driven by increased customer orders in the oil and gas, general, water management and power generation industries, partially offset by the chemical industry. The increase in customer bookings was driven substantially by aftermarket bookings.

Bookings for the six months ended June 30, 2023 increased by $37.7 million, or 1.8%, as compared with the same period in 2022. The increase included negative currency effects of approximately $25 million. The increase was driven by increased customer bookings in the oil and gas, general and water management industries, partially offset by the power generation and chemical industries. The increase in customer bookings was driven by aftermarket bookings.
Sales for the three months ended June 30, 2023 increased by $198.2 million, or 22.5%, as compared with the same period in 2022. The increase included negative currency effects of approximately $4 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific and Middle East, partially offset by decreased customer sales into Africa. Net sales to international customers, including export sales from the U.S., were approximately 62% of total sales for both the three months ended June 30, 2023 and 2022. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 53% of total sales for the same period in 2022.
Sales for the six months ended June 30, 2023 increased by $357.4 million, or 21.0%, as compared with the same period in 2022. The increase included negative currency effects of approximately $28 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific and Middle East, partially offset by decreased customer sales into Africa. Net sales to international customers, including export sales from the U.S., were approximately 63% and 62% of total sales for the six months ended June 30, 2023 and 2022, respectively. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 53% of total sales for the same period in 2022.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,843.2 million at June 30, 2023 increased by $107.9 million, or 3.9%, as compared with December 31, 2022. Currency effects provided an increase of approximately $24 million. Approximately 35% of the backlog at June 30, 2023 and 34% of the backlog at December 31, 2022 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $751 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Gross profit	$322.8	$249.8
Gross profit margin	29.9%	28.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Gross profit	$619.6	$459.5
Gross profit margin	30.1%	27.0%
Gross profit for the three months ended June 30, 2023 increased by $73 million, or 29.2%, as compared with the same period in 2022. Gross profit margin for the three months ended June 30, 2023 of 29.9% increased from 28.3% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and lower supply chain inflationary pressure, partially offset by higher broad-based annual incentive compensation and increased charges related to our Realignment Programs as compared to the same period in 2022.
Gross profit for the six months ended June 30, 2023 increased by $160.1 million, or 34.8%, as compared with the same period in 2022. Gross profit margin for the six months ended June 30, 2023 of 30.1% increased from 27.0% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, lower supply chain inflationary pressure and a $4.6 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation and increased charges related to our Realignment Programs as compared to the same period in 2022.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
SG&A	$230.1	$194.6
SG&A as a percentage of sales	21.3%	22.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
SG&A	$474.4	$400.8
SG&A as a percentage of sales	23.0%	23.5%
SG&A for the three months ended June 30, 2023 increased by $35.5 million, or 18.2%, as compared with the same period in 2022. Currency effects yielded a decrease of less than $1 million. SG&A as a percentage of sales for the three months ended June 30, 2023 decreased 80 basis points primarily due to increased sales leverage and a $4.0 million reduction of costs associated with a discrete legal matter, partially offset by higher broad-based annual incentive compensation, increased charges related to our Realignment Programs, a $3.6 million increase in research and development costs and $2.9 million of expense related to the pending acquisition of Velan Inc. as compared with the same period in 2022.
SG&A for the six months ended June 30, 2023 increased by $73.6 million, or 18.4%, as compared with the same period in 2022. Currency effects yielded a decrease of approximately $4 million. SG&A as a percentage of sales for the six months ended June 30, 2023 decreased 50 basis points primarily due to a $10.2 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur and increased sales leverage, partially offset by higher broad-based annual incentive compensation, increased charges related to our Realignment Programs, a $7.3 million increase in research and development costs, $6.0 million of expense related to the pending acquisition of Velan Inc. and a $2.9 million impairment of a licensing intangible as compared with the same period in 2022.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2023	2022
Net earnings from affiliates	$4.0	$5.1

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Net earnings from affiliates	$8.6	$9.0
Net earnings from affiliates for the three months ended June 30, 2023 decreased by $1.1 million, or 21.6%, as compared with the same period in 2022. The decrease in net earnings was primarily a result of decreased earnings of our FPD joint venture in South Korea.
Net earnings from affiliates for the six months ended June 30, 2023 decreased by $0.4 million, or 4.4%, as compared with the same period in 2022. The decrease was primarily a result of decreased earnings of our FPD joint venture in South Korea.

Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Operating income	$96.6	$60.3
Operating income as a percentage of sales	8.9%	6.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Operating income	$153.8	$67.7
Operating income as a percentage of sales	7.5%	4.0%
Operating income for the three months ended June 30, 2023 increased by $36.3 million, or 60.2%, as compared with the same period in 2022. The increase included negative currency effects of approximately $2 million. The increase was primarily a result of the $73.0 million increase in gross profit partially offset by the $35.5 million increase in SG&A.
Operating income for the six months ended June 30, 2023 increased by $86.1 million, or 127.2%, as compared with the same period in 2022. The increase included negative currency effects of approximately $9 million. The increase was primarily a result of the $160.1 million increase in gross profit, partially offset by the $73.6 million increase in SG&A.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2023	2022
Interest expense	$(16.6)	$(11.1)
Interest income	1.9	0.9

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Interest expense	$(32.8)	$(21.8)
Interest income	3.4	1.8
Interest expense for the three months ended June 30, 2023 increased $5.5 million, as compared with the same period in 2022, primarily due to higher effective interest rates on our outstanding debt resulting in part to the termination of cross-currency swap agreements in the 4th quarter of 2022.
Interest expense for the six months ended June 30, 2023 increased $11.0 million, as compared with the same period in 2022, primarily due to higher effective interest rates on our outstanding debt resulting in part to the termination of cross-currency swap agreements in the 4th quarter of 2022.
Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2023	2022
Other income (expense), net	$(5.5)	$7.6

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Other income (expense), net	$(13.6)	$(0.5)
Other expense, net for the three months ended June 30, 2023 increased $13.1 million as compared with the same period in 2022, due primarily to a $12.5 million increase in losses from transactions in currencies other than our sites' functional currencies and a $2.3 million increase in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the United Arab Emirates dirham, Hungarian forint, Euro, and Brazilian real in relation to the U.S. dollar during the three months ended June 30, 2023, as compared with the same period in 2022.

Other expense, net for the six months ended June 30, 2023 increased $13.1 million as compared with the same period in 2022, due primarily to a $14.6 million increase in losses from transactions in currencies other than our sites' functional currencies and a $2.0 million increase in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the United Arab Emirates dirham, Indian rupee, Hungarian forint and Mexican peso in relation to the U.S. dollar during the six months ended June 30, 2023, as compared with the same period in 2022.
Income Taxes and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Provision for (benefit from) income taxes	$21.3	$11.6
Effective tax rate	27.9%	20.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Provision for (benefit from) income taxes	$25.8	$14.8
Effective tax rate	23.2%	31.4%
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
The effective tax rate of 27.9% for the three months ended June 30, 2023 increased from 20.1% for the same period in 2022. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2023 primarily due to the net impact of foreign operations partially offset by the release of the valuation allowance on a Section 163(j) carryforward. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 23.2% for the six months ended June 30, 2023 decreased from 31.4% for the same period in 2022. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2023 primarily due to the net impact of foreign operations and state income taxes partially offset by the benefits of a tax planning strategy. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2023	2022
Other comprehensive income (loss)	$8.1	$(57.6)

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Other comprehensive income (loss)	$21.2	$(70.7)
Other comprehensive income for the three months ended June 30, 2023 increased $65.7 million from a loss of $57.6 million in the same period in 2022. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan and Mexican peso versus the U.S. dollar during the three months ended June 30, 2023, as compared with the same period in 2022.
Other comprehensive income for the six months ended June 30, 2023 increased $91.9 million from a loss of $70.7 million in the same period in 2022. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan and Mexican peso versus the U.S. dollar during the six months ended June 30, 2023, as compared with the same period in 2022.
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$760.0	$717.8
Sales	765.4	614.9
Gross profit	226.8	184.0
Gross profit margin	29.6%	29.9%
SG&A	132.8	131.7
Segment operating income	98.0	57.3
Segment operating income as a percentage of sales	12.8%	9.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$1,487.8	$1,513.0
Sales	1,465.5	1,190.5
Gross profit	448.2	340.9
Gross profit margin	30.6%	28.6%
SG&A	279.8	271.5
Segment operating income	177.1	78.3
Segment operating income as a percentage of sales	12.1%	6.6%

Bookings for the three months ended June 30, 2023 increased by $42.2 million, or 5.9%, as compared with the same period in 2022. The increase included currency benefits of approximately $1 million. The increase in customer bookings was driven by increased customer orders in the oil and gas, power generation and general industries, partially offset by decreased customer orders in the chemical and water management industries. Customer bookings increased $3.9 million into the Middle East, $16.3 million into Europe, $23.3 million into North America, $8.9 million into Latin America and were partially offset by decreased customer orders of $12.7 million into Asia Pacific and $1.4 million into Africa. The increase was driven by aftermarket bookings.
Bookings for the six months ended June 30, 2023 decreased by $25.2 million, or 1.7%, as compared with the same period in 2022. The decrease included negative currency effects of approximately $14 million. The decrease in customer bookings was driven by decreased customer orders in the oil and gas, power generation, chemical and water management industries, partially offset by increased customer orders in the general industry. Customer bookings decreased $27.6 million into the Middle East, $33.2 million into Asia Pacific and $60.1 million into Europe and were partially offset by increased customer orders of $56.3 million into North America, $10.8 million into Africa and $15.7 million into Latin America. The decrease was driven by original equipment bookings.
Sales for the three months ended June 30, 2023 increased by $150.5 million, or 24.5% as compared with the same period in 2022 and included negative currency effects of approximately $1 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $13.0 million into Asia Pacific, $25.4 million into Europe, $52.7 million into North America, $53.6 million into the Middle East and $14.9 million into Latin America were partially offset by decreased sales of $8.2 million into Africa.
Sales for the six months ended June 30, 2023 increased by $275.0 million, or 23.1% as compared with the same period in 2022 and included negative currency effects of approximately $17 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $25.1 million into Asia Pacific, $36.9 million into Europe, $97.2 million into North America, $31.5 million into Latin America and $99.8 million into the Middle East were partially offset by decreased $11.3 million into Africa.
Gross profit for the three months ended June 30, 2023 increased by $42.8 million, or 23.3%, as compared with the same period in 2022. Gross profit margin for the three months ended June 30, 2023 of 29.6% decreased from 29.9% for the same period in 2022. The decrease in gross profit margin was primarily attributable to higher broad-based annual incentive compensation, increased charges related to our Realignment Programs and mix shift away from higher margin aftermarket sales, partially offset by the favorable impact of previously implemented sales price increases and lower supply chain inflationary as compared to the same period in 2022.
Gross profit for the six months ended June 30, 2023 increased by $107.3 million, or 31.5%, as compared with the same period in 2022. Gross profit margin for the six months ended June 30, 2023 of 30.6% increased from 28.6% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, lower supply chain inflationary pressure and a $3.5 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation, increased charges related to our Realignment Programs and a mix shift away from higher margin aftermarket sales as compared to the same period in 2022.
SG&A for the three months ended June 30, 2023 increased by $1.1 million, or 0.8%, as compared with the same period in 2022. Currency effects provided an increase of less than $1 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation and a $2.6 million increase in research and development costs as compared to the same period in 2022.
SG&A for the six months ended June 30, 2023 increased by $8.3 million, or 3.1%, as compared with the same period in 2022. Currency effects provided a decrease of approximately $2 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges related to our Realignment Programs, $4.8 million increase in research and development costs and a $2.9 million impairment of a licensing intangible as compared to the same period in 2022.
Operating income for the three months ended June 30, 2023 increased by $40.7 million, or 71.0%, as compared with the same period in 2022. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $42.8 million increase in gross profit partially offset by the $1.1 million increase in SG&A.
Operating income for the six months ended June 30, 2023 increased by $98.8 million, or 126.2%, as compared with the same period in 2022. The increase included negative currency effects of approximately $7 million. The increase was primarily due to the $107.3 million increase in gross profit partially offset by the $8.3 million increase in SG&A.
Backlog of $2,026.4 million at June 30, 2023 increased by $17.5 million, or 0.9%, as compared with December 31, 2022. Currency effects provided an increase of approximately $20 million.
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$359.7	$329.9
Sales	317.7	268.4
Gross profit	93.1	80.3
Gross profit margin	29.3%	29.9%
SG&A	56.9	50.0
Segment operating income	36.1	30.4
Segment operating income as a percentage of sales	11.4%	11.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$691.6	$624.2
Sales	599.3	516.3
Gross profit	173.4	139.8
Gross profit margin	28.9%	27.1%
SG&A	118.7	94.2
Segment operating income	54.6	45.6
Segment operating income as a percentage of sales	9.1%	8.8%
Bookings for the three months ended June 30, 2023 increased by $29.8 million, or 9.0%, as compared with the same period in 2022. Bookings included negative currency effects of approximately $3 million. The increase in customer bookings was primarily driven by increased customer orders in the oil and gas, chemical, water management and general industries, partially offset by decreased customer orders in the power generation industry. Increased customer bookings were driven by increased orders of $15.2 million into Asia Pacific, $14.5 million into Europe and $14.7 million into the Middle East, partially offset by decreased orders of $14.0 million into North America, $1.7 million into Africa and $0.3 million into Latin America. The increase was driven by both aftermarket and customer original equipment bookings.
Bookings for the six months ended June 30, 2023 increased by $67.4 million, or 10.8%, as compared with the same period in 2022. Bookings included negative currency effects of approximately $12 million. The increase in customer bookings was primarily driven by increased customer orders in the oil and gas, chemical, water management, power generation and general industries. Increased customer bookings were driven by increased orders of $6.4 million into North America, $50.6 million into the Middle East and $9.6 million into Europe, partially offset by decreased orders of $0.6 million into Asia Pacific, $1.9 million into Africa and $1.2 million into Latin America. The increase was driven by both aftermarket and customer original equipment bookings.
Sales for the three months ended June 30, 2023 increased $49.3 million, or 18.4%, as compared with the same period in 2022. The increase included negative currency effects of approximately $3 million. Increased customer sales were driven by both aftermarket and customer original equipment sales. The increase was primarily driven by increased customer sales of $22.9 million into North America, $4.7 million into Africa, $9.6 million into the Middle East, $6.9 million into Europe and $2.2 million into Latin America.
Sales for the six months ended June 30, 2023 increased $83.0 million, or 16.1%, as compared with the same period in 2022. The increase included negative currency effects of approximately $11 million. Increased customer sales were driven by both aftermarket and customer original equipment sales. The increase was primarily driven by increased customer sales of $40.9 million into North America, $7.6 million into Africa, $13.7 million into the Middle East, $13.2 million into Europe and $4.5 million into Latin America.
Gross profit for the three months ended June 30, 2023 increased by $12.8 million, or 15.9%, as compared with the same period in 2022. Gross profit margin for the three months ended June 30, 2023 of 29.3% decreased from the 29.9% for the same period in 2022. The decrease in gross profit margin was primarily attributable to higher broad-based annual incentive compensation and increased charges related to our Realignment Programs, partially offset by the favorable impact of previously implemented sales price increases, favorable original equipment mix and lower supply chain inflationary pressure as compared to the same period in 2022.
Gross profit for the six months ended June 30, 2023 increased by $33.6 million, or 24.0%, as compared with the same period in 2022. Gross profit margin for the six months ended June 30, 2023 of 28.9% increased from the 27.1% for the same period in 2022. The increase gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, favorable original equipment mix and lower supply chain inflationary pressure, partially offset by higher broad-based annual incentive compensation and increased charges related to our Realignment Programs as compared to the same period in 2022.
SG&A for the three months ended June 30, 2023 increased by $6.9 million, or 13.8%, as compared with the same period in 2022. Currency effects provided a decrease of less than $1 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation and $2.9 million of expense related to the pending acquisition of Velan Inc. as compared to the same period in 2022.
SG&A for the six months ended June 30, 2023 increased by $24.5 million, or 26.0%, as compared with the same period in 2022. Currency effects provided a decrease of approximately $2 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges related to our Realignment Programs and $6.0 million of expense related to the pending acquisition of Velan Inc. as compared to the same period in 2022.
Operating income for the three months ended June 30, 2023 increased by $5.7 million, or 18.8%, as compared with the same period in 2022. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $12.8 million increase in gross profit, partially offset by the $6.9 million increase in SG&A.
Operating income for the six months ended June 30, 2023 increased by $9.0 million, or 19.7%, as compared with the same period in 2022. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $33.6 million increase in gross profit, partially offset by the $24.5 million increase in SG&A.
Backlog of $835.6 million at June 30, 2023 increased by $90.1 million, or 12.1%, as compared with December 31, 2022. Currency effects provided an increase of approximately $4 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
Net cash flows provided (used) by operating activities	$50.4	$(71.4)
Net cash flows provided (used) by investing activities	(32.8)	(29.0)
Net cash flows provided (used) by financing activities	(32.3)	(77.7)
Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2023 was $422.8 million as compared with $435.0 million at December 31, 2022.
Our cash balance decreased by $12.2 million to $422.8 million at June 30, 2023, as compared with December 31, 2022. The cash activity during the first six months of 2023 included cash provided by operating activities, $52.5 million in dividend payments, cash proceeds of $150.0 million from borrowings on our Revolving Credit Facility, cash payments of $100.0 million on our Revolving Credit Facility, $31.9 million in capital expenditures and $20.0 million of payments on our Term Loan.
For the six months ended June 30, 2023, our cash provided by operating activities was $50.4 million, as compared to cash used of $71.4 million for the same period in 2022. Cash flow used for working capital decreased for the six months ended June 30, 2023, due primarily to decreased cash flows used by or increased cash flows provided by accounts receivable, contract assets, contract liabilities, accrued liabilities and income taxes payable and prepaid expenses and other, partially offset by decreased cash flows provided by or increased cash flows used by inventories and accounts payable as compared to the same period in 2022.
Increases in accounts receivable used $5.4 million of cash flow for the six months ended June 30, 2023, as compared to $21.6 million used for the same period in 2022. As of June 30, 2023, our days’ sales outstanding ("DSO") was 74 days as compared with 75 days as of June 30, 2022.
Decreases in contract assets provided $9.9 million of cash flow for the six months ended June 30, 2023, as compared with cash flows used of $7.7 million for the same period in 2022.

Increases in inventory used $99.2 million and $96.7 million of cash flow for the six months ended June 30, 2023 and June 30, 2022, respectively. Inventory turns were 3.2 times at June 30, 2023, as compared to 3.3 times as of June 30, 2022.
Increases in accounts payable provided $7.1 million of cash flow for the six months ended June 30, 2023, as compared with $33.6 million of cash provided for the same period in 2022. Increases in accrued liabilities and income taxes payable provided $2.1 million of cash flow for the six months ended June 30, 2023, as compared with $65.8 million of cash flow used for the same period in 2022.
Increases in contract liabilities provided $10.8 million of cash flow for the six months ended June 30, 2023, as compared to cash flows provided of $9.6 million for the same period in 2022.
Cash flows used by investing activities during the six months ended June 30, 2023 were $32.8 million, as compared to cash flows used of $29.0 million for the same period in 2022. Capital expenditures during the six months ended June 30, 2023 were $31.9 million, an increase of $0.9 million as compared with the same period in 2022. Our capital expenditures generally focus on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2023, we currently estimate capital expenditures to be between $75 million and $85 million before consideration of any acquisition activity.
Cash flows used by financing activities during the six months ended June 30, 2023 were $32.3 million, as compared to $77.7 million of cash flows used for the same period in 2022. Cash outflows in the six months ended June 30, 2023 resulted primarily from the $20.0 million of payments on our Term Loan, $52.5 million of dividend payments and $100.0 million of payments on our Revolving Credit Facility, partially offset by $150.0 million of cash proceeds from our Revolving Credit Facility. Cash outflows during the six months ended June 31, 2022 resulted primarily from the $15.9 million of payments on our Term Loan and $52.3 million of dividend payments.
Our Senior Credit Facility Agreement matures in September 13, 2026. Approximately $20 million of our outstanding Term Loan Facility is due to mature in the remainder of 2023 and approximately $60 million in 2024. As of June 30, 2023, we had an available capacity of $553.8 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the six months ended June 30, 2023 we have made no cash contributions to our U.S. pension plan. At December 31, 2022, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our funded status, we currently do not anticipate making any contributions to our U.S. pension plan in 2023. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of June 30, 2023, we have $96.1 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of June 30, 2023.

As of June 30, 2023, we have cash and cash equivalents of $422.8 million and $553.8 million of borrowings available under our Senior Credit Facility. During the second quarter of 2023 the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of June 30, 2023 had $50.0 million outstanding. As of August 1, 2023, the outstanding balance was $90 million after incremental borrowing of $40 million during the 3rd quarter of 2023.We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report. The critical policies, for which no significant changes have occurred in the six months ended June 30, 2023, include:
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $8.9 million and $(64.2) million for the three months ended June 30, 2023 and 2022, respectively, and $22.4 million and $(80.9) million for the six months ended June 30, 2023 and 2022, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of June 30, 2023, we had a U.S. dollar equivalent of $683.3 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $459.2 million at December 31, 2022. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(4.8) million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively, and $(12.2) million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2023, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2023 would have impacted our net earnings by approximately $1 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2022 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended June 30, 2023, our 2022 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended June 30, 2023, we had no repurchases of our common stock shares.  As of June 30, 2023, we have $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	1,287	(2)	$32.10	—	$96.1
May 1 - 31	6,937	(3)	35.21	—	96.1
June 1 - 30	1,008	(2)	36.18	—	96.1
Total	9,232		$34.88	—
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
(3)Includes 5,139 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $35.10 and 1,798 shares purchased at a price of $35.50 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5 -1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2023, no such plans or other arrangements were adopted, terminated or modified.

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective April 12, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	August 1, 2023	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2023	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)