Form 10-Q
period 2023-09-30
FLOWSERVE CORP
filed 2023-10-25
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2023 there were 131,208,631 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended September 30, 2023 and 2022 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Nine Months Ended September 30, 2023 and 2022 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2023 and December 31, 2022 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended September 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity – Nine Months Ended September 30, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	47
SIGNATURES	48
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2023	2022
Sales	$1,094,718	$872,881
Cost of sales	(777,024)	(633,304)
Gross profit	317,694	239,577
Selling, general and administrative expense	(252,065)	(221,142)
Net earnings from affiliates	4,627	5,782
Operating income	70,256	24,217
Interest expense	(17,273)	(11,582)
Interest income	2,134	1,141
Other income (expense), net	(13,710)	28,676
Earnings before income taxes	41,407	42,452
Benefit from (provision for) income taxes	11,186	(1,817)
Net earnings, including noncontrolling interests	52,593	40,635
Less: Net earnings attributable to noncontrolling interests	(6,437)	(2,235)
Net earnings attributable to Flowserve Corporation	$46,156	$38,400
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.35	$0.29
Diluted	0.35	0.29

Weighted average shares – basic	131,183	130,703
Weighted average shares – diluted	132,026	131,402

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2023	2022
Net earnings, including noncontrolling interests	$52,593	$40,635
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $904 and $(3,183), respectively	(43,012)	(89,282)
Pension and other postretirement effects, net of taxes of $(20) and $(213), respectively	2,205	6,161
Cash flow hedging activity, net of taxes of $(7) and $0, respectively	30	29
Other comprehensive income (loss)	(40,777)	(83,092)
Comprehensive income (loss), including noncontrolling interests	11,816	(42,457)
Comprehensive (income) loss attributable to noncontrolling interests	(1,626)	(2,144)
Comprehensive income (loss) attributable to Flowserve Corporation	$10,190	$(44,601)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2023	2022
Sales	$3,155,399	$2,576,161
Cost of sales	(2,218,114)	(1,877,108)
Gross profit	937,285	699,053
Selling, general and administrative expense	(726,424)	(621,956)
Net earnings from affiliates	13,229	14,821
Operating income	224,090	91,918
Interest expense	(50,039)	(33,337)
Interest income	5,535	2,938
Other income (expense), net	(27,271)	28,152
Earnings before income taxes	152,315	89,671
Benefit from (provision for) income taxes	(14,571)	(16,618)
Net earnings, including noncontrolling interests	137,744	73,053
Less: Net earnings attributable to noncontrolling interests	(13,618)	(5,694)
Net earnings attributable to Flowserve Corporation	$124,126	$67,359
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.95	$0.52
Diluted	0.94	0.51

Weighted average shares - basic	131,095	130,604
Weighted average shares - diluted	131,864	131,233

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2023	2022
Net earnings, including noncontrolling interests	$137,744	$73,053
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $1,458 and $(23,788), respectively	(20,605)	(170,187)
Pension and other postretirement effects, net of taxes of $(62) and $(925), respectively	923	16,318
Cash flow hedging activity, net of taxes of $(21) and $0, respectively	90	87
Other comprehensive income (loss)	(19,592)	(153,782)
Comprehensive income (loss), including noncontrolling interests	118,152	(80,729)
Comprehensive (income) loss attributable to noncontrolling interests	(5,891)	(6,941)
Comprehensive income (loss) attributable to Flowserve Corporation	$112,261	$(87,670)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$480,458	$434,971
Accounts receivable, net of allowance for expected credit losses of $83,513 and $83,062, respectively	868,855	868,632
Contract assets, net of allowance for expected credit losses of $4,867 and $5,819, respectively	245,133	233,457
Inventories, net	916,107	803,198
Prepaid expenses and other	127,972	110,714
Total current assets	2,638,525	2,450,972
Property, plant and equipment, net of accumulated depreciation of $1,133,913 and $1,172,957, respectively	492,323	500,945
Operating lease right-of-use assets, net	156,784	174,980
Goodwill	1,164,388	1,168,124
Deferred taxes	171,387	149,290
Other intangible assets, net	122,549	134,503
Other assets, net of allowance for expected credit losses of $66,879 and $66,377, respectively	219,257	211,820
Total assets	$4,965,213	$4,790,634

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$481,337	$476,747
Accrued liabilities	461,841	427,578
Contract liabilities	270,725	256,963
Debt due within one year	61,213	49,335
Operating lease liabilities	31,699	32,528
Total current liabilities	1,306,815	1,243,151
Long-term debt due after one year	1,266,423	1,224,151
Operating lease liabilities	138,907	155,196
Retirement obligations and other liabilities	339,777	309,529
Contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	501,378	507,484
Retained earnings	3,818,392	3,774,209
Treasury shares, at cost – 45,893 and 46,359 shares, respectively	(2,014,879)	(2,036,882)
Deferred compensation obligation	7,878	6,979
Accumulated other comprehensive loss	(659,653)	(647,788)
Total Flowserve Corporation shareholders’ equity	1,874,107	1,824,993
Noncontrolling interests	39,184	33,614
Total equity	1,913,291	1,858,607
Total liabilities and equity	$4,965,213	$4,790,634
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — July 1, 2023	176,793	$220,991	$495,281	$3,798,984	(45,894)	$(2,014,932)	$7,815	$(623,687)	$37,558	$1,922,010
Stock activity under stock plans	—	—	(153)	—	1	53	63	—	—	(37)
Stock-based compensation	—		6,250	—	—	—	—	—	—	6,250
Net earnings	—	—	—	46,156	—	—	—	—	6,437	52,593
Cash dividends declared ($0.20 per share)	—	—	—	(26,748)	—	—	—	—	—	(26,748)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(35,966)	(4,811)	(40,777)
Balance — September 30, 2023	176,793	$220,991	$501,378	$3,818,392	(45,893)	$(2,014,879)	$7,878	$(659,653)	$39,184	$1,913,291

Balance — July 1, 2022	176,793	$220,991	$500,013	$3,666,935	(46,377)	$(2,037,839)	$6,921	$(635,618)	$32,490	$1,753,893
Stock activity under stock plans	—	—	(129)	—	1	81	29	—	—	(19)
Stock-based compensation	—		6,860	—	—	—	—	—	—	6,860
Net earnings	—	—	—	38,400	—	—	—	—	2,235	40,635
Cash dividends declared ($0.20 per share)	—	—	—	(26,518)	—	—	—	—	—	(26,518)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(83,001)	(91)	(83,092)
Balance — September 30, 2022	176,793	$220,991	$506,744	$3,678,817	(46,376)	$(2,037,758)	$6,950	$(718,619)	$34,634	$1,691,759
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2023	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(28,233)	—	466	22,003	899	—	—	(5,331)
Stock-based compensation	—	—	22,127	—	—	—	—	—	—	22,127
Net earnings	—	—	—	124,126	—	—	—	—	13,618	137,744
Cash dividends declared ( $0.60 per share)	—	—	—	(79,943)	—	—	—	—	—	(79,943)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(11,865)	(7,727)	(19,592)
Other, net	—	—	—	—	—	—	—	—	(321)	(321)
Balance — September 30, 2023	176,793	$220,991	$501,378	$3,818,392	(45,893)	$(2,014,879)	$7,878	$(659,653)	$39,184	$1,913,291

Balance — January 1, 2022	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(23,399)	—	418	19,948	(264)	—	—	(3,715)
Stock-based compensation	—	—	23,757	—	—	—	—	—	—	23,757
Net earnings	—	—	—	67,359	—	—	—	—	5,694	73,053
Cash dividends declared ($0.60 per share)	—	—	—	(79,565)	—	—	—	—	—	(79,565)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(155,030)	1,248	(153,782)
Other, net	—	—	—	—	—	—	—	—	(5,334)	(5,334)
Balance — September 30, 2022	176,793	$220,991	$506,744	$3,678,817	(46,376)	$(2,037,758)	$6,950	$(718,619)	$34,634	$1,691,759
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2023	2022
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$137,744	$73,053
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	55,292	59,207
Amortization of intangible and other assets	7,782	10,051
Stock-based compensation	22,127	23,757
Foreign currency, asset write downs and other non-cash adjustments	(11,827)	(24,085)
Change in assets and liabilities:
Accounts receivable, net	1,524	(78,376)
Inventories, net	(114,596)	(151,938)
Contract assets, net	(10,239)	(21,912)
Prepaid expenses and other, net	(6,727)	(14,881)
Accounts payable	1,910	29,307
Contract liabilities	15,879	27,237
Accrued liabilities and income taxes payable	21,429	(32,735)
Retirement obligations and other liabilities	38,838	24,123
Net deferred taxes	(27,996)	(32,293)
Net cash flows provided (used) by operating activities	131,140	(109,485)
Cash flows – Investing activities:
Capital expenditures	(47,544)	(45,831)
Other	(833)	184
Net cash flows provided (used) by investing activities	(48,377)	(45,647)
Cash flows – Financing activities:
Payments on term loan	(30,000)	(24,239)
Proceeds under revolving credit facility	230,000	—
Payments under revolving credit facility	(145,000)	—
Proceeds under other financing arrangements	242	1,135
Payments under other financing arrangements	(2,098)	(356)
Payments related to tax withholding for stock-based compensation	(6,203)	(4,578)
Payments of dividends	(78,712)	(78,406)
Other	(320)	(5,334)
Net cash flows provided (used) by financing activities	(32,091)	(111,778)
Effect of exchange rate changes on cash	(5,185)	(39,672)
Net change in cash and cash equivalents	45,487	(306,582)
Cash and cash equivalents at beginning of period	434,971	658,452
Cash and cash equivalents at end of period	$480,458	$351,870
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2023 and 2022 and condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made. Prior period information has been updated to conform to current year presentation.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report").
Coronavirus ("COVID-19") - We continue to assess and proactively respond to the remaining impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues, and to take appropriate actions in an effort to mitigate adverse effects of the pandemic. During the first nine months of 2023, COVID-related supply chain, logistics and labor availability impacts decreased when compared to 2022. The Company's condensed consolidated financial statements presented reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.
Russia and Ukraine Conflict - In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have substantially completed the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers and terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts, we have also experienced supply chain issues and inflationary pressures.
In the first quarter of 2022, we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have been or are anticipated to be canceled.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure as of September 30, 2023 and concluded that the reserve recorded as of December 31, 2022 is sufficient and no changes to material reserves were needed. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
The following table presents the above impacts of the Russia pre-tax charge in the first nine months of 2022:

	Nine Months Ended September 30, 2022
(Amounts in thousands)	Flowserve Pump Division	Flow Control Division	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)

Acquisition — On February 9, 2023 the Company entered into a definitive agreement to acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. In October 2023, the Company received notice that the required French foreign investment screening approval would not be obtained. As a result, the agreement and transaction were terminated. According to the terms of the agreement, no termination fee will be payable by either party. Cumulative acquisition related expenses in 2023 associated with the transaction were $8.5 million.
Prior Period Noncontrolling Interest Accounting Correction — The Company identified immaterial prior period errors in the allocation of certain taxes for several of our less than wholly-owned consolidated joint ventures in a foreign jurisdiction. In the third quarter of 2023, the Company recorded an adjustment of $3.6 million in net earnings attributable to noncontrolling interests to correct the cumulative impact of the errors, resulting in a reduction of reported net income in the current period.
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
We adopted ASU No. 2022-04 effective January 1, 2023. Flowserve partners with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, Flowserve must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. Flowserve has no obligation for fees; subscription, service, commissions or otherwise with either bank. Flowserve also has no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of September 30, 2023, $9.1 million remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheet.
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
In August 2023, the FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The amendments requires that newly formed joint ventures measure the net assets and liabilities contributed at fair value. Subsequent measurement is in accordance with the requirements for acquirers of a business in Sections 805-10-35, 805-20-35, and 805-30-35, and other generally accepted accounting principles. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, but companies may elect to apply the amendments retrospectively to joint ventures formed prior to January 1, 2025, if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. We do not expect the impact of this ASU to be material.

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
Revenue from products and services transferred to customers over time accounted for approximately 16% and 12% of total revenue for the three month period ended September 30, 2023 and 2022, respectively, and 15% and 12% for the nine month period ended September 30, 2023 and 2022, respectively. Our primary method for recognizing revenue over time is the POC method. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 84% and 88% of total revenue for the three month period ended September 30, 2023 and 2022, respectively, and 85% and 88% for the nine month period ended September 30, 2023 and 2022, respectively. Refer to Note 2 to our consolidated financial statements included in our 2022 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•Flowserve Pump Division ("FPD") designs and manufactures custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment and services.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$284,323	$244,862	$529,185
Aftermarket	480,990	84,543	565,533
	$765,313	$329,405	$1,094,718

	Three Months Ended September 30, 2022
	FPD	FCD	Total
Original Equipment	$196,539	$215,550	$412,089
Aftermarket	394,807	65,985	460,792
	$591,346	$281,535	$872,881

	Nine Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$821,107	$689,384	$1,510,491
Aftermarket	1,408,536	236,372	1,644,908
	$2,229,643	$925,756	$3,155,399

	Nine Months Ended September 30, 2022
	FPD	FCD	Total
Original Equipment	$609,640	$596,989	$1,206,629
Aftermarket	1,170,117	199,415	1,369,532
	$1,779,757	$796,404	$2,576,161
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$320,182	$134,246	$454,428
Latin America(2)	72,637	7,329	79,966
Middle East and Africa	129,370	43,134	172,504
Asia Pacific	106,455	87,265	193,720
Europe	136,669	57,431	194,100
	$765,313	$329,405	$1,094,718

	Three Months Ended September 30, 2022
	FPD	FCD	Total
North America(1)	$249,968	$117,262	$367,230
Latin America(2)	49,063	6,959	56,022
Middle East and Africa	90,598	23,994	114,592
Asia Pacific	89,794	80,770	170,564
Europe	111,923	52,550	164,473
	$591,346	$281,535	$872,881

	Nine Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$920,433	$403,368	$1,323,801
Latin America(2)	199,730	22,385	222,115
Middle East and Africa	373,891	108,066	481,957
Asia Pacific	330,243	227,608	557,851
Europe	405,346	164,329	569,675
	$2,229,643	$925,756	$3,155,399

	Nine Months Ended September 30, 2022
	FPD	FCD	Total
North America(1)	$754,337	$344,690	$1,099,027
Latin America(2)	144,974	17,463	162,437
Middle East and Africa	247,205	67,392	314,597
Asia Pacific	288,971	220,980	509,951
Europe	344,270	145,879	490,149
	$1,779,757	$796,404	$2,576,161
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On September 30, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $807 million. We estimate recognition of approximately $195 million of this amount as revenue in the remainder of 2023 and an additional $612 million in 2024 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2023 and 2022:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2023	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(191,728)	—
Revenue recognized in the period in excess of billings	562,582	899	—	—
Billings arising during the period in excess of revenue recognized	—	—	203,692	562
Amounts transferred from contract assets to receivables	(546,247)	(424)	—	—
Currency effects and other, net	(4,659)	221	1,798	(573)
Ending balance, September 30, 2023	$245,133	$993	$270,725	$1,048

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2022	$195,598	$426	$202,965	$464
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(133,730)	—
Revenue recognized in the period in excess of billings	417,430	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	155,584	7
Amounts transferred from contract assets to receivables	(392,199)	(1,406)	—	—
Currency effects and other, net	(15,593)	987	(8,725)	(38)
Ending balance, September 30, 2022	$205,236	$7	$216,094	$433
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the nine months ended September 30, 2023 and 2022:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	8,070	—
Write-offs	(7,709)	(1,406)
Currency effects and other, net	90	454
Ending balance, September 30, 2023	$83,513	$4,867

Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	12,652	1,243
Write-offs	(792)	—
Currency effects and other, net	(4,095)	363
Ending balance, September 30, 2022	$82,101	$3,999
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the nine months ended September 30, 2023 and 2022:

(Amounts in thousands)	2023	2022
Balance at January 1	$66,377	$67,696
Currency effects and other, net	502	(1,486)
Balance at September 30	$66,879	$66,210
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2023.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 8,289,876 were available for issuance as of September 30, 2023. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2023, 114,943 stock options were outstanding. No stock options have been granted or vested since 2020.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted. We had unearned compensation of $24.3 million and $18.0 million at September 30, 2023 and December 31, 2022, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during both the three months ended September 30, 2023 and 2022 was $0.1 million. The total fair value of Restricted Shares vested during the nine months ended September 30, 2023 and 2022 was $23.8 million and $22.6 million, respectively.
We recorded stock-based compensation expense of $4.8 million ($6.2 million pre-tax) and $5.3 million ($6.9 million pre-tax) for the three months ended September 30, 2023 and 2022, respectively. We recorded stock-based compensation expense of

$17.1 million ($22.1 million pre-tax) and $18.4 million ($23.8 million pre-tax) for the nine months ended September 30, 2023 and 2022, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2023
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2023	1,697,779	$37.17
Granted	918,610	36.67
Vested	(633,982)	37.57
Forfeited	(222,232)	43.23
Outstanding as of September 30, 2023	1,760,175	$36.00
Unvested Restricted Shares outstanding as of September 30, 2023 included approximately 473,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2023, 2022 and 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,087,000 shares based on performance targets. As of September 30, 2023, we estimate vesting of approximately 370,000 shares based on expected achievement of performance targets.

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
Foreign exchange forward contracts with third parties had a notional value of $678.6 million and $459.2 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the length of foreign exchange forward contracts currently in place ranged from 3 days to 19 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2023	2022
Current derivative assets	$3,449	$2,207
Noncurrent derivative assets	—	66
Current derivative liabilities	4,699	4,422
Noncurrent derivative liabilities	66	63
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Gains (losses) recognized in income	$(2,035)	$1,245	$(3,760)	$1,478
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into cross-currency swap agreements ("Swaps") as a hedge of our Euro investment in certain of our international subsidiaries. Accordingly, on April 14, 2021 and March 9, 2021, we entered into two Swaps, with both having termination dates of October 1, 2030 and the March 9, 2021 cross currency swap having an early termination date of March 11, 2025. Also, during the third quarter of 2020 we entered into Swaps with a termination date of October 1, 2030 and an early termination date of September 22, 2025. The Swaps were designated as net investment hedges and classified as Level II under the fair value hierarchy. On December 20, 2022 all outstanding Swaps were early terminated resulting in net cash proceeds received of $66.0 million. Prior to the early termination the cross-currency swaps had a combined notional value of €423.2 million and a fair value of $68.2 million.
Prior to early termination we excluded the interest accruals on the swaps from the assessment of hedge effectiveness and recognized the interest accruals in earnings within interest expense. For each reporting period, the change in the fair value of the swaps attributable to changes in the spot rate and differences between the change in the fair value of the excluded components and the amounts recognized in earnings under the swap accrual process are reported in accumulated other comprehensive loss ("AOCL") on our consolidated balance sheet. For the three and nine months ending September 30, 2022 an interest accrual of $2.3 million and $6.4 million was recognized within interest expense in our condensed consolidated statements of income.
The cumulative net investment hedge (gains) losses, net of deferred taxes, under cross-currency swaps recorded in AOCL on our condensed consolidated balance sheet are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
(Gain) loss-included component (1)	$—	$(22,107)	$—	$(66,363)
(Gain) loss-excluded component (2)	—	839	—	(7,669)
(Gain) loss recognized in AOCL	$—	$(21,268)	$—	$(74,032)
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.

6.Debt
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2023	2022
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $4,625 and $5,055, respectively	$495,375	$494,945
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $5,306 and $5,727, respectively	494,694	494,273
Term Loan Facility, interest rate of 6.74% at September 30, 2023 and 5.98% at December 31, 2022, net of debt issuance costs of $315 and $444, respectively	229,685	259,556
Revolving Credit Facility, interest rate of 6.80% at September 30, 2023	85,000	—
Finance lease obligations and other borrowings	22,882	24,712
Debt and finance lease obligations	1,327,636	1,273,486
Less amounts due within one year	61,213	49,335
Total debt due after one year	$1,266,423	$1,224,151

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
The interest rates per annum applicable to the Revolving Credit Facility, other than with respect to swing line loans, are Term Secured Overnight Financing Rate ("Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At September 30, 2023, the interest rate on the Revolving Credit Facility was the Term Secured Overnight Financing Rate ("SOFR") plus 1.375% in the case of Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended September 30, 2023.
Under the terms and conditions of Senior Credit Agreement, interest rates per annum applicable to the Term Loan Facility are stated as Term SOFR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P.
As of September 30, 2023 and December 31, 2022, we had outstanding letters of credit of $107.3 million and $71.7 million, respectively. During the third quarter of 2023 the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of September 30, 2023 had $85.0 million outstanding. As of October 25, 2023, the outstanding balance was $105 million after incremental borrowing of $20 million during the fourth quarter of 2023. After consideration of the financial covenants under our Senior Credit Facility, outstanding short-term borrowings and outstanding letters of credit as of September 30, 2023, the amount available for borrowings was limited to $651.3 million. As of December 31, 2022, the amount available for borrowings under our Revolving Credit Facility was $293.9 million.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of September 30, 2023. We have scheduled repayments of $10.0 million due next quarter and $15.0 million due in each of the subsequent three quarters through September 30, 2024 on our Term Loan.

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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at September 30, 2023 was $798.2 million compared to the carrying value of $990.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2023 and December 31, 2022.

8.Inventories
Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2023	2022
Raw materials	$429,056	$360,039
Work in process	326,608	295,678
Finished goods	269,635	245,494
Less: Excess and obsolete reserve	(109,192)	(98,013)
Inventories, net	$916,107	$803,198

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2023	2022
Net earnings of Flowserve Corporation	$46,156	$38,400
Earnings attributable to common and participating shareholders	$46,156	$38,400
Weighted average shares:
Common stock	131,138	130,662
Participating securities	45	41
Denominator for basic earnings per common share	131,183	130,703
Effect of potentially dilutive securities	843	699
Denominator for diluted earnings per common share	132,026	131,402
Earnings per common share:
Basic	$0.35	$0.29
Diluted	0.35	0.29

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2023	2022
Net earnings of Flowserve Corporation	$124,126	$67,359
Earnings attributable to common and participating shareholders	$124,126	$67,359
Weighted average shares:
Common stock	131,053	130,566
Participating securities	42	38
Denominator for basic earnings per common share	131,095	130,604
Effect of potentially dilutive securities	769	629
Denominator for diluted earnings per common share	131,864	131,233
Earnings per common share:
Basic	$0.95	$0.52
Diluted	0.94	0.51
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning claims(1)	8,050	8,917	8,139	8,712
New claims	582	568	1,749	1,863
Resolved claims	(531)	(624)	(1,868)	(1,714)
Other(2)	6	(4)	87	(4)
Ending claims(1)	8,107	8,857	8,107	8,857
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2023	2022
Beginning balance, January 1,	$98,652	$94,423
Asbestos liability adjustments, net	20,537	14,782
Cash payment activity	(9,149)	(4,231)
Other, net	(3,783)	(3,350)
Ending balance, September 30,	$106,257	$101,624

During both the three and nine months ended September 30, 2023 the Company incurred expenses (net of insurance) of approximately $12.6 million and $18.7 million, respectively, compared to $9.4 million and $13.0 million, respectively, for the same periods in 2022 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. During the three months ended September 30, 2023 and 2022, the Company updated its annual actuarial study to estimate the liability for pending and future claims not yet asserted, and which are probable and estimable and recorded the expenses associated with the true-up to the actuarial study. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(14.7) million and $(0.7) million, respectively, during the nine months ended September 30, 2023 and 2022, respectively.
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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended September 30, 2023 and 2022 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2023	2022	2023	2022	2023	2022
Service cost	$5.4	$6.1	$1.2	$1.3	$—	$—
Interest cost	5.1	3.3	2.9	1.3	0.2	0.1
Expected return on plan assets	(6.0)	(6.3)	(1.6)	(1.2)	—	—
Amortization of unrecognized prior service cost and other costs	—	—	(0.1)	(0.1)	—	—
Amortization of unrecognized net loss	—	0.9	0.4	0.5	—	0.1
Net periodic cost recognized	$4.5	$4.0	$2.8	$1.8	$0.2	$0.2
Components of the net periodic cost for pension and postretirement benefits for the nine months ended September 30, 2023 and 2022 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2023	2022	2023	2022	2023	2022
Service cost	$16.1	$18.5	$3.5	$4.3	$—	$—
Interest cost	15.3	9.9	8.9	4.6	0.6	0.3
Expected return on plan assets	(18.0)	(19.0)	(5.0)	(4.1)	—	—
Amortization of unrecognized prior service cost and other costs	0.1	0.1	0.1	0.2	0.1	0.1
Amortization of unrecognized net loss	—	2.6	1.0	1.9	—	0.2
Net periodic cost recognized	$13.5	$12.1	$8.5	$6.9	$0.7	$0.6
The components of net periodic cost for pension and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statements of income.
In August 2023, we amended a Company-sponsored qualified defined benefit pension plan in the U.S (the “Qualified Plan”) for non-union employees to discontinue future benefit accruals under the Qualified Plan and freeze existing accrued benefits effective January 1, 2025. Benefits earned by participants under the Qualified Plan prior to January 1, 2025, are not affected. We also amended a Company-sponsored non-qualified defined benefit pension plan in the U.S. (the “Non-qualified Plan”) that provides enhanced retirement benefits to select members of management. The Qualified Plan and the Non-qualified Plan are closed to new entrants effective January 1, 2024, and September 1, 2023, respectively. The amendments resulted in a curtailment of both plans during the current period. The curtailment loss incurred and the change in projected benefit obligation is immaterial. Enhanced benefits will be provided to employees under a defined contribution plan beginning on January 1, 2024, and January 1, 2025 for new employees and existing employees, respectively.
12.Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.

We had no repurchases of shares of our outstanding common stock for both of the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, we had $96.1 million of remaining capacity under our current share repurchase program.
13.Income Taxes
For the three months ended September 30, 2023, we earned $41.4 million before taxes and recorded a benefit from income taxes of $11.2 million resulting in an effective tax rate of (27.0)%. For the nine months ended September 30, 2023, we earned $152.3 million before taxes and recorded a provision for income taxes of $14.6 million resulting in an effective tax rate of 9.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2023 primarily due to the release of the valuation allowance on the net deferred tax assets in Brazil. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2023 primarily due to the benefits of a tax planning strategy, the release of valuation allowance on the net deferred tax assets in Brazil, and the release of valuation allowance on a Section 163(j) carryforward partially offset by the net impact of foreign operations.
For the three months ended September 30, 2022, we earned $42.5 million before taxes and recorded a provision for income taxes of $1.8 million resulting in an effective tax rate of 4.2%. For the nine months ended September 30, 2022, we earned $89.7 million before taxes and recorded a provided for income taxes of $16.6 million resulting in an effective tax rate of 18.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2022 primarily due to the mitigation of previously recorded Base Erosion and Anti-Abuse Tax ("BEAT") liability and the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2022 primarily due to the mitigation of previously recorded BEAT liability, the current and anticipated tax impact of the Russia-Ukraine conflict on our business, and the net impact of foreign operations.
As of September 30, 2023, the amount of unrecognized tax benefits decreased by $7.3 million from December 31, 2022. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2016 or non-U.S. income tax audits for years through 2015. We are currently under examination for various years in Canada, China, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, Philippines, Saudi Arabia, Switzerland, the U.S. and Venezuela.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of September 30, 2023. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$765,313	$329,405	$1,094,718	$—	$1,094,718
Intersegment sales	861	1,263	2,124	(2,124)	—
Segment operating income	78,270	43,547	121,817	(51,561)	70,256

	Three Months Ended September 30, 2022
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$591,346	$281,535	$872,881	$—	$872,881
Intersegment sales	1,264	1,033	2,297	(2,297)	—
Segment operating income	38,912	29,718	68,630	(44,413)	24,217

	Nine Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$2,229,643	$925,756	$3,155,399	$—	$3,155,399
Intersegment sales	2,029	4,238	6,267	(6,267)	—
Segment operating income	255,345	98,196	353,541	(129,451)	224,090

	Nine Months Ended September 30, 2022
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,779,758	$796,403	$2,576,161	$—	$2,576,161
Intersegment sales	3,307	2,426	5,733	(5,733)	—
Segment operating income	117,260	75,324	192,584	(100,666)	91,918

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in AOCL, net of tax for the three months ended September 30, 2023 and 2022:

	2023				2022
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - July 1	$(532,276)	$(87,638)	$(873)	$(620,787)	$(536,929)	$(91,508)	$(1,278)	$(629,715)
Other comprehensive income (loss) before reclassifications (3)	(43,012)	2,697	—	(40,315)	(89,282)	7,961	—	(81,321)
Amounts reclassified from AOCL	—	(492)	30	(462)	—	(1,800)	29	(1,771)
Net current-period other comprehensive income (loss) (3)	(43,012)	2,205	30	(40,777)	(89,282)	6,161	29	(83,092)
Balance - September 30	$(575,288)	$(85,433)	$(843)	$(661,564)	$(626,211)	$(85,347)	$(1,249)	$(712,807)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $2.9 million and $5.9 million at July 1, 2023 and 2022, respectively, and $1.9 million and $5.8 million at September 30, 2023 and 2022, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $21.3 million for the three months ended September 30, 2022.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2023(1)	2022(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$321	$1,453
Prior service costs(2)	Other income (expense), net	151	134
	Tax expense (benefit)	20	213
	Net of tax	$492	$1,800

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(37)	$(29)
	Tax expense (benefit)	7	—
	Net of tax	$(30)	$(29)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2023 and 2022:

	2023				2022
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1	$(554,683)	$(86,356)	$(933)	$(641,972)	$(456,025)	$(101,665)	$(1,336)	$(559,026)
Other comprehensive income (loss) before reclassifications (3)	(20,605)	2,425	—	(18,180)	(170,187)	22,325	—	(147,862)
Amounts reclassified from AOCL	—	(1,502)	90	(1,412)	—	(6,007)	87	(5,920)
Net current-period other comprehensive income (loss) (3)	(20,605)	923	90	(19,592)	(170,187)	16,318	87	(153,782)
Balance - September 30	$(575,288)	$(85,433)	$(843)	$(661,564)	$(626,212)	$(85,347)	$(1,249)	$(712,808)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $5.8 million and $4.6 million at January 1, 2023 and 2022, respectively, and $1.9 million and $5.8 million at September 30, 2023 and 2022, respectively. Also includes the impacts from the changes in fair value of our cross-currency swaps, which were $56.3 million for the nine months ended September 30, 2022.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2023(1)	2022(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$985	$4,653
Prior service costs(2)	Other income (expense), net	455	429
	Tax expense (benefit)	62	925
	Net of tax	$1,502	$6,007

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(111)	$(87)
	Tax expense (benefit)	21	—
	Net of tax	$(90)	$(87)
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
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the 2023 Realignment Program ("2023 Realignment Program"). The 2023 Realignment Program activities will be identified and implemented in phases throughout 2023. The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions and professional service fees. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $62 million of which $13 million is estimated to be non-cash. There are certain other realignment activities that are currently being evaluated, but have not yet been initiated and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our Realignment Programs:

	Three Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$173	$—	$173	$—	$173
SG&A	—	1	1	(1)	—
	$173	$1	$174	$(1)	$173
Non-Restructuring Charges
COS	$5,968	$1,099	$7,067	$—	$7,067
SG&A	9,929	1,571	11,500	3,454	14,954
	$15,897	$2,670	$18,567	$3,454	$22,021
Total Realignment Charges
COS	$6,141	$1,099	$7,240	$—	$7,240
SG&A	9,929	1,572	11,501	3,453	14,954
Total	$16,070	$2,671	$18,741	$3,453	$22,194

	Three Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(456)	$26	$(430)	$—	$(430)
SG&A	—	2	2	—	2
	$(456)	$28	$(428)	$—	$(428)
Non-Restructuring Charges
COS	$39	$(4)	$35	$—	$35
SG&A	74	5	79	18	97
	$113	$1	$114	$18	$132
Total Realignment Charges
COS	$(417)	$22	$(395)	$—	$(395)
SG&A	74	7	81	18	99
Total	$(343)	$29	$(314)	$18	$(296)

	Nine Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$571	$—	$571	$66	$637
SG&A	—	8,877	8,877	—	8,877
	$571	$8,877	$9,448	$66	$9,514
Non-Restructuring Charges
COS	$6,913	$4,263	$11,176	$(265)	$10,911
SG&A	11,996	1,601	13,597	16,602	30,199
	$18,909	$5,864	$24,773	$16,337	$41,110
Total Realignment Charges
COS	$7,484	$4,263	$11,747	$(199)	$11,548
SG&A	11,996	10,478	22,474	16,602	39,076
Total	$19,480	$14,741	$34,221	$16,403	$50,624

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$430	$97	$527	$—	$527
SG&A	—	2	2	—	2
	$430	$99	$529	$—	$529
Non-Restructuring Charges
COS	$(550)	$(41)	$(591)	$(61)	$(652)
SG&A	150	55	205	(248)	(43)
	$(400)	$14	$(386)	$(309)	$(695)
Total Realignment Charges
COS	$(120)	$56	$(64)	$(61)	$(125)
SG&A	150	57	207	(248)	(41)
Total	$30	$113	$143	$(309)	$(166)

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$571	$—	$571	$66	$637
SG&A	—	8,877	8,877	—	8,877
	$571	$8,877	$9,448	$66	$9,514
Non-Restructuring Charges
COS	$6,913	$4,263	$11,176	$(265)	$10,911
SG&A	11,996	1,601	13,597	16,602	30,199
	$18,909	$5,864	$24,773	$16,337	$41,110
Total Realignment Charges
COS	$7,484	$4,263	$11,747	$(199)	$11,548
SG&A	11,996	10,478	22,474	16,602	39,076
Total	$19,480	$14,741	$34,221	$16,403	$50,624
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our Realignment Programs:

	Three Months Ended September 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$2	$—	$—	$171	$173
SG&A	—	—	—	—	—
Total	$2	$—	$—	$171	$173

	Three Months Ended September 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$(309)	$—	$(89)	$(32)	$(430)
SG&A	12	—	—	(10)	2
Total	$(297)	$—	$(89)	$(42)	$(428)

	Nine Months Ended September 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$443	$294	$(1,270)	$1,170	$637
SG&A	—	—	8,871	6	8,877
Total	$443	$294	$7,601	$1,176	$9,514

	Nine Months Ended September 30, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$260	$—	$170	$97	$527
SG&A	12	—	—	(10)	2
Total	$272	$—	$170	$87	$529

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$443	$294	$(1,270)	$1,170	$637
SG&A	—	—	8,871	6	8,877
Total	$443	$294	$7,601	$1,176	$9,514
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the nine months ended September 30, 2023 and 2022:

(Amounts in thousands)	2023	2022
Balance at January 1	$965	$4,868
Charges, net of adjustments	1,912	359
Cash expenditures	(1,747)	(2,311)
Other non-cash adjustments, including currency	(266)	(1,431)
Balance at September 30	$864	$1,485

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

EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently have employees in more than 50 countries.
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
Our operations are conducted through two business segments that are referenced throughout this MD&A:
•FPD designs and manufactures custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment and services.
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
During 2022 we experienced a number of COVID-related headwinds including with respect to temporary closures of our facilities, supply chain and logistics disruptions, and labor availability issues. During the first nine months of 2023, COVID-related supply chain, logistics and labor availability impacts decreased when compared to 2022.

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
Impact of Russia-Ukraine Conflict on our Business
In response to the ongoing military conflict in Ukraine, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in February 2022 we stopped accepting new orders in Russia and temporarily suspended fulfillment of existing orders. In March 2022, we made the decision to permanently cease all Company operations in Russia. We have substantially completed the necessary actions to cease operations of our Russian subsidiary, including taking steps to cancel existing contracts with customers and terminate our approximately 50 Russia-based employees and terminate other related contractual commitments. As a result of the conflict and the resulting macroeconomic impacts, we have also experienced supply chain issues and inflationary pressures.
In the first quarter of 2022, we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under POC and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have been or are anticipated to be canceled.
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
The following table presents the above impacts of the Russia pre-tax charge in the first nine months of 2022:

	Nine Months Ended September 30, 2022
(Amounts in thousands)	FPD	FCD	Consolidated Total
Sales	$(5,429)	$(2)	$(5,431)
Cost of sales ("COS")	3,510	1,112	4,622
Gross loss	(8,939)	(1,114)	(10,053)
Selling, general and administrative expense ("SG&A")	9,111	1,082	10,193
Operating loss	$(18,050)	$(2,196)	$(20,246)
2023 Outlook
As the world continues to recover from COVID-19 and respond to the Russia-Ukraine conflict, we have seen an inflection in our served end-markets as commodity prices and mobility levels increase. With our increased backlog and improved market environment, we have returned to growth in 2023; however, the combined effects of the supply chain, logistics and labor availability headwinds are expected to continue in 2023. Further, we have not seen and do not expect to see an increase in cancellations from our backlog. We will continue to be proactive in our efforts to stay competitive in our prices and market share.
As of September 30, 2023, we have cash and cash equivalents of $480.5 million and $651.3 million of borrowings available under our Senior Credit Facility. During the third quarter of 2023, the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of September 30, 2023 had $85.0 million outstanding. As of October 25, 2023, the outstanding balance was $105 million after incremental borrowing of $20 million during the fourth quarter of 2023. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three and nine months ended September 30, 2023 and 2022
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
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
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the 2023 Realignment Program. The 2023 Realignment Program activities will be identified and initiated in phases throughout 2023. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $62 million of which $13 million is estimated to be non-cash. Based on 2023 Realignment Program activities initiated to date, we estimate that we have recognized cost savings of approximately $13 million during the nine months ended September 30, 2023. Upon completion of the 2023 Realignment Program activities that have been identified and initiated to date, we expect to exceed our established target of annualized cost savings of approximately $50 million. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain other realignment activities that are currently being evaluated, but have not yet been initiated, and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment related to our Realignment Programs. Realignment activity for the three and nine month periods ended September 30, 2022 is immaterial.

	Three Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$6,141	$1,099	$7,240	$—	$7,240
SG&A	9,929	1,572	11,501	3,453	14,954
Total	$16,070	$2,671	$18,741	$3,453	$22,194

	Nine Months Ended September 30, 2023

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$7,484	$4,263	$11,747	$(199)	$11,548
SG&A	11,996	10,478	22,474	16,602	39,076
Total	$19,480	$14,741	$34,221	$16,403	$50,624

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2023	2022
Bookings	$1,067.5	$1,223.3
Sales	1,094.7	872.9

	Nine Months Ended September 30,
(Amounts in millions)	2023	2022
Bookings	$3,234.7	$3,346.7
Sales	3,155.4	2,576.2
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2023 decreased by $155.8 million, or 12.7%, as compared with the same period in 2022. The decrease was driven by decreased customer orders in the oil and gas, chemical, water management and power generation industries, partially offset by the general industry and currency benefits of approximately $20 million. The decrease in customer bookings was driven substantially by original equipment customer bookings, including the impact of FPD original equipment orders booked in the third quarter of 2022 in excess of $210 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East that did not recur.
Bookings for the nine months ended September 30, 2023 decreased by $112.0 million, or 3.3%, as compared with the same period in 2022. The decrease included negative currency effects of approximately $6 million. The decrease was driven by decreased customer bookings in the oil and gas, power generation, chemical and water management industries, partially offset by the general industry. The decrease in customer bookings was driven by original equipment customer bookings, including the impact of FPD original equipment orders booked through the third quarter of 2022 in excess of $230 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East that did not recur.
Sales for the three months ended September 30, 2023 increased by $221.8 million, or 25.4%, as compared with the same period in 2022. The increase included currency benefits of approximately $21 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific and Middle East, partially offset by decreased customer sales into Africa. Net sales to international customers, including export sales from the U.S., were approximately 63% and 62% of total sales for the three months ended September 30, 2023 and 2022, respectively. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 53% of total sales for the same period in 2022.
Sales for the nine months ended September 30, 2023 increased by $579.2 million, or 22.5%, as compared with the same period in 2022. The increase included negative currency effects of approximately $7 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific and Middle East, partially offset by decreased customer sales into Africa. Net sales to international customers, including export sales from the U.S., were approximately 63% and 62% of total sales for the nine months ended September 30, 2023 and 2022, respectively. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 53% of total sales for the same period in 2022.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,772.8 million at September 30, 2023 increased by $37.5 million, or 1.4%, as compared with December 31, 2022. Currency effects provided a decrease of approximately $15 million. Approximately 36% of the backlog at September 30, 2023 and 34% of the backlog at December 31, 2022 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $807 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Gross profit	$317.7	$239.6
Gross profit margin	29.0%	27.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Gross profit	$937.3	$699.1
Gross profit margin	29.7%	27.1%
Gross profit for the three months ended September 30, 2023 increased by $78.1 million, or 32.6%, as compared with the same period in 2022. Gross profit margin for the three months ended September 30, 2023 of 29.0% increased from 27.4% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and lower supply chain inflationary pressure, partially offset by higher broad-based annual incentive compensation and increased charges related to our Realignment Programs as compared to the same period in 2022.
Gross profit for the nine months ended September 30, 2023 increased by $238.2 million, or 34.1%, as compared with the same period in 2022. Gross profit margin for the nine months ended September 30, 2023 of 29.7% increased from 27.1% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, lower supply chain inflationary pressure and a $4.6 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation and increased charges related to our Realignment Programs as compared to the same period in 2022.
Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
SG&A	$252.1	$221.1
SG&A as a percentage of sales	23.0%	25.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
SG&A	$726.4	$622.0
SG&A as a percentage of sales	23.0%	24.1%
SG&A for the three months ended September 30, 2023 increased by $31.0 million, or 14.0%, as compared with the same period in 2022. Currency effects yielded an increase of approximately $4 million. SG&A increased due to asbestos-related costs of $2.9 million driven by a $10.7 million adjustment for Incurred But Not Reported ("IBNR") asbestos liability accruals based on an annual actuarial study, higher broad-based annual incentive compensation, increased charges of $14.9 million related to our Realignment Programs, and $2.5 million of expense related to the terminated Velan acquisition, partially offset by decreased bad debt expense of $3.7 million as compared with the same period in 2022. SG&A as a percentage of sales for the three months ended September 30, 2023 decreased 230 basis points primarily due to increased sales leverage that outpaced cost increases.
SG&A for the nine months ended September 30, 2023 increased by $104.4 million, or 16.8%, as compared with the same period in 2022. Currency effects yielded a decrease of less than $1 million. SG&A increased due to asbestos-related costs of $5.4 million for IBNR asbestos liability accruals, higher broad-based annual incentive compensation, increased charges of $39.1 million related to our Realignment Programs, a $6.6 million increase in research and development costs, $8.5 million of expense related to the terminated Velan acquisition and a $2.9 million impairment of a licensing intangible, partially offset by a $10.2 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur as compared with the same period in 2022. SG&A as a percentage of sales for the nine months ended September 30, 2023 decreased 110 basis points primarily due to increased sales leverage that outpaced cost increases.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2023	2022
Net earnings from affiliates	$4.6	$5.8

	Nine Months Ended September 30,
(Amounts in millions)	2023	2022
Net earnings from affiliates	$13.2	$14.8
Net earnings from affiliates for the three months ended September 30, 2023 decreased by $1.2 million, or 20.7%, as compared with the same period in 2022. The decrease in net earnings was primarily a result of decreased earnings of our FPD joint ventures in South Korea and Chile.
Net earnings from affiliates for the nine months ended September 30, 2023 decreased by $1.6 million, or 10.8%, as compared with the same period in 2022. The decrease was primarily a result of decreased earnings of our FPD joint venture in South Korea.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Operating income	$70.3	$24.2
Operating income as a percentage of sales	6.4%	2.8%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Operating income	$224.1	$91.9
Operating income as a percentage of sales	7.1%	3.6%
Operating income for the three months ended September 30, 2023 increased by $46.1 million, or 190.5%, as compared with the same period in 2022. The increase included currency benefits of approximately $2 million. The increase was primarily a result of the $78.1 million increase in gross profit partially offset by the $31.0 million increase in SG&A.
Operating income for the nine months ended September 30, 2023 increased by $132.2 million, or 143.9%, as compared with the same period in 2022. The increase included negative currency effects of approximately $7 million. The increase was primarily a result of the $238.2 million increase in gross profit, partially offset by the $104.4 million increase in SG&A.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2023	2022
Interest expense	$(17.3)	$(11.6)
Interest income	2.1	1.1

	Nine Months Ended September 30,
(Amounts in millions)	2023	2022
Interest expense	$(50.0)	$(33.3)
Interest income	5.5	2.9
Interest expense for the three months ended September 30, 2023 increased $5.7 million, as compared with the same period in 2022, primarily due to higher effective interest rates on our outstanding debt resulting in part to the termination of cross-currency swap agreements in the fourth quarter of 2022.
Interest expense for the nine months ended September 30, 2023 increased $16.7 million, as compared with the same period in 2022, primarily due to higher effective interest rates on our outstanding debt resulting in part to the termination of cross-currency swap agreements in the fourth quarter of 2022.

Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2023	2022
Other income (expense), net	$(13.7)	$28.7

	Nine Months Ended September 30,
(Amounts in millions)	2023	2022
Other income (expense), net	$(27.3)	$28.2
Other expense, net for the three months ended September 30, 2023 increased $42.4 million as compared with the same period in 2022, due primarily to a $39.4 million increase in losses from transactions in currencies other than our sites' functional currencies and a $3.3 million increase in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Mexican peso, Argentinian peso and Singapore dollar in relation to the U.S. dollar during the three months ended September 30, 2023, as compared with the same period in 2022.
Other expense, net for the nine months ended September 30, 2023 increased $55.5 million as compared with the same period in 2022, due primarily to a $54.0 million increase in losses from transactions in currencies other than our sites' functional currencies and a $5.2 million increase in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Argentinian peso, Hungarian forint and Mexican peso in relation to the U.S. dollar during the nine months ended September 30, 2023, as compared with the same period in 2022.
Income Taxes and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Provision for (benefit from) income taxes	$(11.2)	$1.8
Effective tax rate	(27.0)%	4.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Provision for (benefit from) income taxes	$14.6	$16.6
Effective tax rate	9.6%	18.5%
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
The effective tax rate of (27.0)% for the three months ended September 30, 2023 decreased from 4.2% for the same period in 2022. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2023 primarily due to the release of the valuation allowance on the net deferred tax assets in Brazil. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 9.6% for the nine months ended September 30, 2023 decreased from 18.5% for the same period in 2022. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2023 primarily due to the benefits of a tax planning strategy, the release of valuation allowance on the net deferred tax assets in Brazil, and the release of valuation allowance on a Section 163(j) carryforward partially offset by the net impact of foreign operations. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2023	2022
Other comprehensive income (loss)	$(40.8)	$(83.1)

	Nine Months Ended September 30,
(Amounts in millions)	2023	2022
Other comprehensive income (loss)	$(19.6)	$(153.8)
Other comprehensive income for the three months ended September 30, 2023 increased $42.3 million from a loss of $83.1 million in the same period in 2022. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the three months ended September 30, 2023, as compared with the same period in 2022.
Other comprehensive income for the nine months ended September 30, 2023 increased $134.2 million from a loss of $153.8 million in the same period in 2022. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Colombian peso, Chinese yuan and Mexican peso versus the U.S. dollar during the nine months ended September 30, 2023, as compared with the same period in 2022.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$734.7	$925.8
Sales	766.2	592.6
Gross profit	220.3	170.0
Gross profit margin	28.8%	28.7%
SG&A	146.7	136.9
Segment operating income	78.3	38.9
Segment operating income as a percentage of sales	10.2%	6.6%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$2,222.3	$2,433.6
Sales	2,231.7	1,783.1
Gross profit	668.6	510.9
Gross profit margin	30.0%	28.7%
SG&A	426.4	408.4
Segment operating income	255.3	117.3
Segment operating income as a percentage of sales	11.4%	6.6%

Bookings for the three months ended September 30, 2023 decreased by $191.1 million, or 20.6%, as compared with the same period in 2022. The decrease included currency benefits of approximately $17 million. The decrease in customer bookings was driven by decreased customer orders in the oil and gas, chemical, power generation and water management industries, partially offset by increased customer orders in the general industry. Customer bookings decreased $202.0 million into the Middle East, $8.8 million into Europe, $28.7 million into North America and were partially offset by increased customer orders of $10.4 million into Latin America, $43.1 million into Asia Pacific and $2.1 million into Africa. The decrease was driven by original equipment bookings, including the impact of original equipment orders booked in the third quarter of 2022 in excess of $210 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East that did not recur.
Bookings for the nine months ended September 30, 2023 decreased by $211.3 million, or 8.7%, as compared with the same period in 2022. The decrease included currency benefits of approximately $3 million. The decrease in customer bookings was driven by decreased customer orders in the oil and gas, power generation, chemical and water management industries, partially offset by increased customer orders in the general industry. Customer bookings decreased $229.6 million into the Middle East and $68.9 million into Europe and were partially offset by increased customer orders of $27.6 million into North America, $9.9 million into Asia Pacific, $12.9 million into Africa and $26.1 million into Latin America. The decrease was driven by original equipment bookings, including the impact of original equipment orders booked through the third quarter of 2022 in excess of $230 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East that did not recur.
Sales for the three months ended September 30, 2023 increased by $173.6 million, or 29.3% as compared with the same period in 2022 and included currency benefits of approximately $18 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $17.0 million into Asia Pacific, $25.1 million into Europe, $71.1 million into North America, $48.2 million into the Middle East and $23.8 million into Latin America were partially offset by decreased sales of $9.1 million into Africa.
Sales for the nine months ended September 30, 2023 increased by $448.6 million, or 25.2% as compared with the same period in 2022 and included currency benefits of approximately $1 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $42.0 million into Asia Pacific, $62.0 million into Europe, $168.3 million into North America, $55.2 million into Latin America and $148.0 million into the Middle East were partially offset by decreased $20.4 million into Africa.
Gross profit for the three months ended September 30, 2023 increased by $50.3 million, or 29.6%, as compared with the same period in 2022. Gross profit margin for the three months ended September 30, 2023 of 28.8% increased from 28.7% for the same period in 2022. The increase in gross profit margin was primarily attributable the favorable impact of previously implemented sales price increases, lower supply chain inflationary pressure, and the under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruption related to the implementation of a new enterprise resource planning system at our North America quick response centers in the third quarter of 2022 that did not recur, partially offset by higher broad-based annual incentive compensation, increased charges related to our Realignment Programs and a mix shift away from higher margin aftermarket sales as compared to the same period in 2022.
Gross profit for the nine months ended September 30, 2023 increased by $157.7 million, or 30.9%, as compared with the same period in 2022. Gross profit margin for the nine months ended September 30, 2023 of 30.0% increased from 28.7% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, lower supply chain inflationary pressure and a $3.5 million charge taken in the first quarter of 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation, increased charges related to our Realignment Programs and a mix shift away from higher margin aftermarket sales as compared to the same period in 2022.
SG&A for the three months ended September 30, 2023 increased by $9.8 million, or 7.2%, as compared with the same period in 2022. Currency effects provided an increase of approximately $3 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation and increased charges of $9.9 million related to our Realignment Programs, partially offset by a $3.8 million decrease in research and development costs as compared to the same period in 2022.
SG&A for the nine months ended September 30, 2023 increased by $18.0 million, or 4.4%, as compared with the same period in 2022. Currency effects provided an increase of less than $1 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges of $11.8 million related to our Realignment Programs, and a $2.9 million impairment of a licensing intangible, partially offset by a $0.9 million decrease in research and development costs as compared to the same period in 2022.

Operating income for the three months ended September 30, 2023 increased by $39.4 million, or 101.3%, as compared with the same period in 2022. The increase included currency benefits of approximately $3 million. The increase was primarily due to the $50.3 million increase in gross profit partially offset by the $9.8 million increase in SG&A.
Operating income for the nine months ended September 30, 2023 increased by $138.0 million, or 117.6%, as compared with the same period in 2022. The increase included negative currency effects of approximately $5 million. The increase was primarily due to the $157.7 million increase in gross profit partially offset by the $18.0 million increase in SG&A.
Backlog of $1,959.0 million at September 30, 2023 decreased by $49.9 million, or 2.5%, as compared with December 31, 2022. Currency effects provided a decrease of approximately $9 million.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$330.5	$300.0
Sales	330.7	282.6
Gross profit	97.6	78.2
Gross profit margin	29.5%	27.7%
SG&A	54.0	48.5
Segment operating income	43.5	29.7
Segment operating income as a percentage of sales	13.2%	10.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2023	2022
Bookings	$1,022.1	$923.2
Sales	930.0	798.8
Gross profit	270.9	218.0
Gross profit margin	29.1%	27.3%
SG&A	172.7	142.7
Segment operating income	98.2	75.3
Segment operating income as a percentage of sales	10.6%	9.4%
Bookings for the three months ended September 30, 2023 increased by $30.5 million, or 10.2%, as compared with the same period in 2022. Bookings included currency benefits of approximately $3 million. The increase in customer bookings was primarily driven by increased customer orders in the oil and gas, chemical, water management and general industries, partially offset by decreased customer orders in the power generation industry. Increased customer bookings were driven by increased orders of $1.6 million into Asia Pacific, $6.7 million into Europe, $6.7 million into Africa and $21.5 million into the Middle East, partially offset by decreased orders of $16.6 million into North America and $2.9 million into Latin America. The increase was driven primarily by customer original equipment bookings.
Bookings for the nine months ended September 30, 2023 increased by $98.9 million, or 10.7%, as compared with the same period in 2022. Bookings included negative currency effects of approximately $9 million. The increase in customer bookings was primarily driven by increased customer orders in the oil and gas, chemical, water management and general industries, partially offset by decreased customer orders in the power generation industry. Increased customer bookings were driven by increased orders of $15.6 million into Asia Pacific, $4.8 million into Africa, $72.0 million into the Middle East and $16.3 million into Europe, partially offset by decreased orders of $10.2 million into North America and $4.1 million into Latin America. The increase was driven by both aftermarket and customer original equipment bookings.

Sales for the three months ended September 30, 2023 increased $48.1 million, or 17.0%, as compared with the same period in 2022. The increase included currency benefits of approximately $3 million. Increased customer sales were driven by both aftermarket and customer original equipment sales. The increase was primarily driven by increased customer sales of $16.5 million into North America, $1.8 million into Africa, $17.3 million into the Middle East, $4.7 million into Europe and $0.3 million into Latin America.
Sales for the nine months ended September 30, 2023 increased $131.2 million, or 16.4%, as compared with the same period in 2022. The increase included negative currency effects of approximately $7 million. Increased customer sales were driven by both aftermarket and customer original equipment sales. The increase was primarily driven by increased customer sales of $57.4 million into North America, $9.4 million into Africa, $31.0 million into the Middle East, $17.9 million into Europe and $4.9 million into Latin America.
Gross profit for the three months ended September 30, 2023 increased by $19.4 million, or 24.8%, as compared with the same period in 2022. Gross profit margin for the three months ended September 30, 2023 of 29.5% increased from the 27.7% for the same period in 2022. The increase in gross profit margin was primarily attributable to the favorable impact of previously implemented sales price increases, favorable original equipment mix and lower supply chain inflationary pressure, partially offset by higher broad-based annual incentive compensation and increased charges of $1.1 million related to our Realignment Programs as compared to the same period in 2022.
Gross profit for the nine months ended September 30, 2023 increased by $52.9 million, or 24.3%, as compared with the same period in 2022. Gross profit margin for the nine months ended September 30, 2023 of 29.1% increased from the 27.3% for the same period in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, favorable original equipment mix and lower supply chain inflationary pressure, partially offset by higher broad-based annual incentive compensation and increased charges of $4.2 million related to our Realignment Programs as compared to the same period in 2022.
SG&A for the three months ended September 30, 2023 increased by $5.5 million, or 11.3%, as compared with the same period in 2022. Currency effects provided an increase of approximately $1 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges of $1.6 million related to our Realignment Programs and $2.5 million of expense related to the terminated Velan acquisition as compared to the same period in 2022.
SG&A for the nine months ended September 30, 2023 increased by $30.0 million, or 21.0%, as compared with the same period in 2022. Currency effects provided a decrease of approximately $1 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges of $10.4 million related to our Realignment Programs and $8.5 million of expense related to the terminated Velan acquisition as compared to the same period in 2022.
Operating income for the three months ended September 30, 2023 increased by $13.8 million, or 46.5%, as compared with the same period in 2022. The increase was primarily due to the $19.4 million increase in gross profit, partially offset by the $5.5 million increase in SG&A.
Operating income for the nine months ended September 30, 2023 increased by $22.9 million, or 30.4%, as compared with the same period in 2022. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $52.9 million increase in gross profit, partially offset by the $30.0 million increase in SG&A.
Backlog of $829.7 million at September 30, 2023 increased by $84.2 million, or 11.3%, as compared with December 31, 2022. Currency effects provided a decrease of approximately $6 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2023	2022
Net cash flows provided (used) by operating activities	$131.1	$(109.5)
Net cash flows provided (used) by investing activities	(48.4)	(45.6)
Net cash flows provided (used) by financing activities	(32.1)	(111.8)
Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2023 was $480.5 million as compared with $435.0 million at December 31, 2022.
Our cash balance increased by $45.5 million to $480.5 million at September 30, 2023, as compared with December 31, 2022. The cash activity during the first nine months of 2023 included cash provided by operating activities, $78.7 million in dividend payments, cash proceeds of $230.0 million from borrowings on our Revolving Credit Facility, cash payments of $145.0 million on our Revolving Credit Facility, $47.5 million in capital expenditures and $30.0 million of payments on our Term Loan.
For the nine months ended September 30, 2023, our cash provided by operating activities was $131.1 million, as compared to cash used of $109.5 million for the same period in 2022. Cash flow used for working capital decreased for the nine months ended September 30, 2023, due primarily to decreased cash flows used by or increased cash flows provided by accounts receivable, inventories, contract assets, accrued liabilities and income taxes payable, prepaid expenses and other and retirement obligations and other liabilities, partially offset by decreased cash flows provided by or increased cash flows used by contract liabilities and accounts payable as compared to the same period in 2022.
Increases in accounts receivable provided $1.5 million of cash flow for the nine months ended September 30, 2023, as compared to $78.4 million used for the same period in 2022. As of September 30, 2023, our days’ sales outstanding ("DSO") was 71 days as compared with 79 days as of September 30, 2022.
Increases in contract assets used $10.2 million of cash flow for the nine months ended September 30, 2023, as compared with cash flows used of $21.9 million for the same period in 2022.
Increases in inventory used $114.6 million and $151.9 million of cash flow for the nine months ended September 30, 2023 and September 30, 2022, respectively. Inventory turns were 3.3 times at September 30, 2023, as compared to 3.1 times as of September 30, 2022.
Increases in accounts payable provided $1.9 million of cash flow for the nine months ended September 30, 2023, as compared with $29.3 million of cash provided for the same period in 2022. Increases in accrued liabilities and income taxes payable provided $21.4 million of cash flow for the nine months ended September 30, 2023, as compared with $32.7 million of cash flow used for the same period in 2022.
Increases in contract liabilities provided $15.9 million of cash flow for the nine months ended September 30, 2023, as compared to cash flows provided of $27.2 million for the same period in 2022.
Cash flows used by investing activities during the nine months ended September 30, 2023 were $48.4 million, as compared to cash flows used of $45.6 million for the same period in 2022. Capital expenditures during the nine months ended September 30, 2023 were $47.5 million, an increase of $1.7 million as compared with the same period in 2022. Our capital expenditures generally focus on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2023, we currently estimate capital expenditures to be between $75 million and $85 million before consideration of any acquisition activity.
Cash flows used by financing activities during the nine months ended September 30, 2023 were $32.1 million, as compared to $111.8 million of cash flows used for the same period in 2022. Cash outflows in the nine months ended September 30, 2023 resulted primarily from the $30.0 million of payments on our Term Loan, $78.7 million of dividend payments and $145.0 million of payments on our Revolving Credit Facility, partially offset by $230.0 million of cash proceeds from our Revolving Credit Facility. Cash outflows during the nine months ended September 30, 2022 resulted primarily from the $24.2 million of payments on our Term Loan and $78.4 million of dividend payments.
Our Senior Credit Facility Agreement matures in September 13, 2026. Approximately $10 million of our outstanding Term Loan Facility is due to mature in the remainder of 2023 and approximately $60 million in 2024. As of September 30, 2023, we had an available capacity of $651.3 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the nine months ended September 30, 2023 we contributed $2.0 million to our U.S. pension plan, compared to no cash contributions for the same period in 2022. At December 31, 2022, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.

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
As of September 30, 2023, we have $96.1 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends and/or share repurchases will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of September 30, 2023.
As of September 30, 2023, we have cash and cash equivalents of $480.5 million and $651.3 million of borrowings available under our Senior Credit Facility. During the third quarter of 2023 the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of September 30, 2023 had $85.0 million outstanding. As of October 25, 2023, the outstanding balance was $105 million after incremental borrowing of $20 million during the fourth quarter of 2023. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report. The critical policies, for which no significant changes have occurred in the nine months ended September 30, 2023, include:
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $(43.0) million and $(89.3) million for the three months ended September 30, 2023 and 2022, respectively, and $(20.6) million and $(170.2) million for the nine months ended September 30, 2023 and 2022, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. As of September 30, 2023, we had a U.S. dollar equivalent of $678.6 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $459.2 million at December 31, 2022. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(12.2) million and $30.5 million for the three months ended September 30, 2023 and 2022, respectively, and $(24.3) million and $34.9 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2023, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2023 would have impacted our net earnings by approximately $9 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2022 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended September 30, 2023, our 2022 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
During the quarter ended September 30, 2023, we had no repurchases of our common stock shares.  As of September 30, 2023, we have $96.1 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	447	(2)	$37.79	—	$96.1
August 1 - 31	2,098	(3)	39.23	—	96.1
September 1 - 30	107	(2)	38.93	—	96.1
Total	2,652		$38.97	—
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
(3)Includes 494 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $39.02 and 1,604 shares purchased at a price of $39.29 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5 -1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2023, no such plans or other arrangements were adopted, terminated or modified.

Item 6.Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective April 12, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2023).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	October 25, 2023	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 25, 2023	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)