Form 10-K
period 2023-12-31
FLOWSERVE CORP
filed 2024-02-20
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,637,862,572. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 14, 2024 was 131,226,906.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year covered by the report is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

i

PART I
ITEM 1. BUSINESS
Unless the context otherwise indicates, references to "Flowserve," "the Company" and such words as "we," "our" and "us" include Flowserve Corporation and its subsidiaries.

OVERVIEW
Flowserve's purpose statement is to create extraordinary flow control solutions to make the world better for everyone. We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation (including nuclear, fossil and renewable) and water management, as well as certain general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting for global infrastructure markets.

Strategies
Flowserve has a clear growth strategy as we transform our operations to better meet our customers' needs. Our overarching strategic objectives are to remain a global leader in the flow control industry and capitalize on growth through our traditional end markets as well as through energy transition opportunities. We seek to be recognized by our customers as the most trusted brand of flow control technology in terms of reliability and quality, which we believe will help maximize shareholder value.
In pursuit of these objectives, we maintain a strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and accelerates growth through three key areas: diversification, decarbonization, and digitization (the "3D Strategy"). With our 3D Strategy we hope to utilize our leadership in the flow control industry, and through our commitment to research and development, create innovative products and solutions which address the emerging climate and environmental issues that our customers face. We believe that our 3D strategy, improved execution through our new operating model and continued innovation efforts will drive long-term revenue growth and profit expansion. For further discussion of our new operating model, see the Executive Overview in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.
Diversification

We are diversifying our traditional end markets to create a more balanced and less cyclical overall portfolio with a focus in the following end markets: water, specialty chemicals, and new vacuum and seal technologies. With a goal of supporting our customers today and through the energy transition, we focus on several elements to create a balanced and diverse portfolio based on cleaner sources of energy, including: (i) re-engaging our offerings with market participants in areas such as water, specialty chemicals, and other general industries where we maintain strong capabilities, (ii) increasing our exposure to end markets offering long-term outsized growth potential and (iii) maintaining and growing our vacuum technology that supports chemical processing and advanced industrial manufacturing.
Decarbonization

We are supporting our customers through their energy transitions. More than 90 countries have net-zero targets and corporations around the world are investing to help achieve their climate and emission reduction goals. Our decarbonization strategy focuses on several areas to address the effects of climate change through our innovative portfolio of flow control solutions, including: (i) continuing to develop our products and services that can be utilized in our customers’ carbon reduction efforts, (ii) providing overall product and solution offerings to help customers’ energy transition efforts in energy efficiency, carbon reduction, and operational cost mitigation and (iii) maintaining and improving our technologies already available in nuclear, liquefied natural gas ("LNG"), hydrogen, carbon capture, and renewables. The Flowserve Energy Advantage Program provides a holistic flow control approach aimed at helping operators reach their carbon reduction goals and lower total cost of ownership. It provides customers with Flowserve engineering expertise, a systematic data-driven evaluation process and a complete offering of products and services that can help increase energy efficiency through optimization of pump and valve power consumption, reduce carbon emissions, improve plant productivity and reliability, and provide operational cost savings.
Digitization

We are leveraging technology and data to improve our operations and those of our customers. With a goal of digitizing our existing installed base and new original equipment, we focus on several efforts to help our customers digitize their operations, including: (i) implementing RedRaven, our proprietary Industrial Internet of Things (“IIoT”) solution for equipment monitoring, to improve customers’ internal operations, (ii) supporting customer sites across a diverse set of industry applications and (iii) utilizing RedRaven to monitor existing assets, predict costly downtime in critical assets, and optimize flow loop operations.

History
Flowserve Corporation was created in 1997 through the merger of two leading fluid motion and control companies — BW/IP and Durco International. Under the name of a predecessor entity, we were incorporated in the State of New York on May 1, 1912, but some of our heritage product brand names date back to our founding in 1790. Over the years, we have evolved through organic growth and strategic acquisitions, and our over 230-year history of Flowserve heritage brands serves as the foundation for the breadth and depth of our products and services today.

BUSINESS SEGMENTS AND PRODUCTS

Our Primary Industries
We sell our products and services to approximately 10,000 companies, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our total bookings in 2023, 2022 and 2021 were $4.3 billion, $4.4 billion and $3.8 billion, respectively. Our bookings mix by industry in 2023, 2022 and 2021 consisted of:

	2023	2022	2021
• oil and gas	38%	40%	35%
• general industries(1)	26%	22%	26%
• chemical(2)	21%	22%	24%
• power generation	11%	12%	12%
• water management	4%	4%	3%
(1)General industries include mining and ore processing, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the other industries we primarily serve as identified above.
(2)Chemical industry is comprised of chemical-based and pharmaceutical products.

Demand
Demand for most of our products depends on the level of new capital investment as well as planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for products that rely on oil and gas, chemicals, power generation and water resource management, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior, including changes in demand for certain products and processes as a result of evolving industry trends and needs. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process. Energy transition has also resulted in increased demand for our products and services as customers and geographies look to secure more independent sources of energy.

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
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. In addition, to augment our focus on growth, we have initiated the 3D Strategy to create a more balanced portfolio, supporting customers through the energy transition and leveraging technology and data to improve customer operations and provide solutions.
For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 19 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.

Business Functions
Our segments share a focus on critical flow control technology and benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively. All segments share certain resources and functions, including elements of research and development ("R&D"), supply chain, safety, quality assurance and administrative functions that provide efficiencies and an overall lower cost structure.
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
BUSINESS SEGMENTS
We report a two operating segment structure, consisting of our Flowserve Pumps Division and our Flow Control Division. In addition to the business segment information presented below, Note 19 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2023, 2022 and 2021.

FLOWSERVE PUMPS DIVISION
Our largest business segment is the Flowserve Pumps Division ("FPD"), through which we design, manufacture, pretest, distribute and service specialty and highly-engineered custom and pre-configured pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and upgrades and related aftermarket services. FPD products and services are primarily used by companies that operate in the oil and gas, chemical, power generation, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured in 35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia Pacific and six in Latin America, and we have 131 QRCs, including those co-located in manufacturing facilities and/or shared with our Flow Control Division ("FCD").
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
FPD Products
We manufacture more than 227 different active types of pumps, including American Petroleum Institute ("API") process pumps used in many downstream refining and petrochemical processing systems, and single case multistage axially split heavy duty pumps often used for high pressure hydrocarbon pipeline transmission. In addition, we manufacture double case diffuser style barrel pumps for medium duty applications in refining and petrochemical applications and submersible pump for deep well pumping in irrigation and municipal water supply service. We also manufacture approximately 193 different models of mechanical seals and sealing systems. Our pump products are sold under globally recognized brands in some cases dating back as far as 230 years ago, including Worthington, SIHI, Durco and Innomag.
FPD Services
We also provide engineered aftermarket services through our global network of 131 QRCs, some of which are co-located in manufacturing facilities, in 45 countries. Our FPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning services, seal systems spare parts, repairs, advanced diagnostics, re-rate and upgrade solutions and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of FPD’s service work is performed on a quick response basis and we offer 24-hour service in all of our major markets.
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
As the world continues to undergo energy transition in the coming years, significant investment towards renewable sources of energy and energy efficiency solutions will become increasingly more important. We continue to develop new product designs to support our customers through energy transition in our key end markets, and those markets targeted through the diversification efforts of our 3D Strategy. We have launched and will continue to launch new initiatives to support renewable energy, energy efficiency, emissions reduction, decarbonization, and sustainability as the world continues to embrace energy transition into the future. Product development and continued improvements in these areas is a key aspect of our environmental, social and governance (“ESG”) program.
In addition, we continue to advance our capabilities and technology position in our rapidly developing IIoT segment. Over the past several years we have continued to both invest and partner in this space to build remote monitoring solutions, as well as advanced equipment diagnostics in order to provide remote asset management and related services capabilities for our end-user customers. Our IIoT solution, RedRaven, includes delivering intelligent “edge” devices, advanced networking infrastructure and secure communication and security protocols, secure data management, and remote monitoring and reporting for our customers. In addition, we have moved beyond exploring new additive manufacturing capabilities, such as 3D printing and fast casting methods, and are exploring ways to economically scale these techniques as another means of manufacturing our products to both reduce lead time and lower our production costs.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business. Flowserve continues to develop cryogenic hydrogen pumping products and technology in connection with a third party technology partnership which began in 2022. Furthermore, Flowserve continues to develop and commercialize new products with greater efficiency and capacity in the pressure exchanger portfolio. We expect to increase our R&D focus in the above areas.
FPD Customers
Our customer mix is diversified and includes leading EPC firms, major national and international companies, equipment end users in our served markets, other original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, chemical, power generation, water management and general industries.
FPD Competition
The pump and mechanical seal industry is highly fragmented, with thousands of competitors globally. We compete, however, primarily with a limited number of large companies operating on a global scale. There are also a number of smaller, newer entrants in some of our emerging markets. Competition among our closest competitors is generally driven by delivery times, application knowledge, experience, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include: Sulzer Pumps; Ebara Corp.; Eagle Burgmann, which is a joint venture of two traditional global seal manufacturers, John Crane Inc., a unit of Smiths Group Plc; Weir Group Plc.; ITT Industries; and KSB SE & Co. KGaA.
The pump and mechanical seal industry continues to undergo consolidation, which is primarily driven by (i) the need to lower costs through reduction of excess capacity and (ii) customers’ preference to align with global full service suppliers to simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.
We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the oil and gas, petrochemical, chemical and power generation industries, our large installed base of products, our strong customer relationships, our high quality technology, our more than 230 years of experience in manufacturing and servicing pumping equipment, our reputation for providing quality engineering solutions and our ability to deliver engineered new seal product orders within 72 hours from the customer’s request.
FPD Backlog
FPD’s backlog of orders as of December 31, 2023 was $1,891.7 million, compared with $2,008.9 million as of December 31, 2022. We expect to recognize revenue on approximately 86% of December 31, 2023 backlog during 2024.

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
We manufacture approximately 30 different active types of products, including valves, actuators, positioners, and switches. Our products are sold under globally recognized brands in some cases dating back as far as 230 years, including Valtek, Argus, Worcester, Limitorque and Durco.

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

FCD New Product Development
Our R&D investment is focused on areas that will enhance the end-user experience and advance our technological leadership by creating compelling value propositions for our customers, and lasting competitive advantage of our products and services in the market. In that respect, our investments have been focusing in four critical areas:
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
None of these newly developed valve products or services required the investment of a material amount of our assets or was otherwise material. We expect to increase our R&D focus in the above areas.
FCD Customers
Our customer mix spans several end markets, including the chemical, power generation, oil and gas, water management, pulp and paper, mining and other general industries. We are especially active in providing solutions for emerging applications that supports sustainability (such as concentrated solar power, hydrogen economy, carbon capture, desalination, etc.) or increases energy productivity (such as LNG), Ethylene cracking and Hydro cracking, etc.). Lastly, our expertise in flow control management makes us a reliable partner to assist our customers with energy transition – by either making their processes more efficient and sustainable, or by providing products and solutions for new technologies that enable energy transition.
Our product offerings include original equipment, aftermarket parts, and a portfolio of services and solutions. Contracts and transactions are conducted through a variety of channels depending on customer requirements, including direct end-users, EPC firms, distributors and other original equipment manufacturers.
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Emerson Electric Co., Cameron International Corp. (a Schlumberger company), Baker Hughes, Rotork plc, Neles, IMI Plc and Crane Co.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2023 was $826.8 million, compared with $745.5 million as of December 31, 2022. We expect to recognize revenue on approximately 88% of December 31, 2023 backlog during 2024.

ADDITIONAL INFORMATION REGARDING BOTH REPORTING SEGMENTS
Seasonality
Our financial results are seasonal, as we typically experience lower earnings in the first quarter of the year, with lower sales, coupled with fixed operating expenses, impacting our earnings and cash flows. We typically have higher sales, earnings and cash flows in the second half of the year. Given that certain of our operating expenses are fixed, fluctuations in sales volumes from quarter to quarter may affect operating income for the respective quarters.
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
Raw Materials
The principal raw materials used in manufacturing our products include ferrous and non-ferrous metals in the form of bar stock, machined castings, fasteners, forgings and motors, as well as silicon, carbon faces, gaskets and fluoropolymer components. A substantial volume of our raw materials is purchased from outside sources, and we have been able to develop a robust supply chain. During the COVID-19 pandemic, many of our suppliers experienced varying lengths of production and shipping delays related to the pandemic, some of which continue to exist in highly affected countries.
These conditions had an adverse effect on the speed at which we could manufacture and ship our products to customers, requiring that we diversify our supply chain and, in some instances, source materials from new suppliers. We continually monitor the business conditions of our suppliers to manage competitive market conditions and to avoid potential supply disruptions wherever possible. We continue to expand global sourcing to capitalize on localization in emerging markets and low-cost sources of purchased goods balanced with efficient consolidated and compliant logistics.
During 2023, our operating costs were impacted by inflation, including with respect to the cost of certain raw materials as well as wage and benefit costs. We saw these impacts moderate during the second half of 2023 and do not currently expect significant additional impact from these issues in 2024. The combined effects of supply chain disruption, inflation and the strong U.S. dollar may adversely affect our ability to source raw materials from our suppliers.
Metal castings used in the manufacture of our pumps, valves, and mechanical seals are purchased from qualified and approved foundry sources. We remain vertically integrated with metal castings in certain strategic product families.
Concerning the products we supply to customers in the nuclear power generation industry, suppliers of raw materials for nuclear power generation markets must be qualified to meet the requirements of nuclear industry standards and governmental regulations. Supply channels for these materials are currently adequate, and we do not anticipate difficulty in obtaining such materials in the future.
Human Capital Management

Our associates worldwide are important to delivering on our purpose to create extraordinary flow control solutions. As a global manufacturer, our values start with our people - we strive to create a collaborative team environment that enables us to develop each other, embrace our differences and respect one another.
As of December 31, 2023, we had approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in more than 50 countries. Of our global associates, there are approximately 9,100 in FPD and 4,000 in FCD. The remaining 2,900 associates support core business functions including legal, human resources, information technology, finance, global engineering operations and marketing and technology operations. During 2023, we redesigned the commercial operations and sales functions to align with our new operating model, and these functions now reside within the business segments. Regionally, approximately 4,900 of our associates are in North America, approximately 1,600 of our associates are in Latin America, approximately 6,000 of our associates are in Europe, the Middle East and Africa, and approximately 3,500 of our associates are in Asia Pacific.
We are committed to achieving business success with integrity at the forefront. All associates and our Board of Directors are governed by our Code of Conduct as we continuously work together to improve our operations by fostering a work environment that supports employee health, safety, training, development, diversity and inclusion. To create that environment, members of management work together to identify areas of opportunity and develop and implement various policies, procedures, and initiatives in these key areas. Members of management also provide regular updates to our Board of Directors, who provide additional input and guidance to management on these key areas.
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
Compensation and Benefits: We maintain a market-based compensation strategy that provides a competitive total target compensation opportunity for our associates. We also value the health and well-being of our associates and offer competitive overall benefits, health and wellness programs tailored to the specific localized needs of our employees. We offer a global employee wellness program at no cost to our employees that supports our employees through circumstances that may affect their health, job performance, or other mental and/or emotional well-being. We also aim to educate and engage our employees through wellness campaigns, educational content and partnerships with leading health and wellness partners across the globe to help foster healthy lives for our employees and their families.
Training, Development and Ethics: Developing our people is an essential aspect of Flowserve's strategy and we believe development is a continuous process. We offer developmental opportunities to help our associates build the skills needed to reach their short-term and long-term career goals, including but not limited to on-the-job training, online learning, rotational programs, professional memberships, language learning and leadership development. To help our associates see how their work contributes to overall Company objectives and successes, management uses a robust performance management system and provides regular feedback to develop talent and foster engagement.
Throughout 2022 and 2023 we engaged our more than 2,000 people leaders with Leadership in Motion ("LIM"), a development program focused on the foundational capabilities of leadership through the lens of Flowserve's values and behaviors. Together, these leaders advanced their skills in collaborating across the enterprise, developing their teams, and strengthening our culture of inclusion for all associates. We also introduced People Leader Expectations through the program to build on our Values and Behaviors with clearly defined attributes and actions for people leaders.
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
Culture and Engagement: To further enhance our culture, we conduct regular employee engagement surveys to solicit feedback and input directly from our associates. In 2023, approximately 65% of our associates participated in our employee engagement survey. The Company put action to the survey results by empowering leaders with results summaries and personalized action planning support to further advance our culture and values at a local level.

Flowserve also seeks to build a diverse and inclusive culture through targeted training and development opportunities for our associates. Flowserve participates in regular national and global observances by sharing educational content with employees that raises awareness of cultural celebrations and experiences. Through these observances, we believe we can inspire mutual understanding and greater empathy across our global workforce. As a multi-national organization, recognition and education of cultural observances is an important part of creating a greater understanding and appreciation for our associates' experiences and for the experiences of our global customer base. With these programs and educational opportunities, we hope to foster an employee culture that drives inclusion, combats bias and positively impacts our communities in and outside of Flowserve.
Another avenue to foster our culture is through our employee recognition program, the Spirit of Flowserve. This program supports our business strategy, our values and our vision to drive an innovative culture, customer-centric mindset, employee engagement and talent retention. In 2023, over 22,000 awards were given through the Spirit of Flowserve program for exceptional achievement and positive impact to the Company.
Environmental, Social and Governance Activities
We structure our approach to sustainability around ESG principles that incorporate our values and business priorities so that all of our associates can contribute to our ESG priorities. One of the aims of our ESG program is to enable a clean energy future by advancing technologies that reduce climate impact, embedding sustainability within our core operations and strengthening our purpose-driven culture. Our ESG program is centered on three key pillars – climate, culture and core responsibility. Climate captures the environmental pillar of our ESG approach and outlines our commitment to enabling a clean energy future for our operations and our customers. Culture refers to the social pillar of our ESG strategy and is rooted in our belief that the collective energy of our people set us apart. It defines our commitment to strengthening our values-driven culture and investing in our communities through talent recruitment and engagement, diversity and inclusion, workplace health and safety, and employee well-being. Core responsibility represents governance and how we seek to conduct business ethically and in accordance with laws and regulations around the world.
We publish an annual ESG Report that discusses our ESG-related goals, activities and accomplishments, which can be accessed through the “Investor Relations” section of our Internet web site, and which is not incorporated by reference into this Annual Report on Form 10-K.
Environmental Regulations and Proceedings
We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of waste, air emissions and wastewater discharges. We periodically make capital expenditures to enhance our compliance with environmental requirements, as well as to abate and control pollution. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities. However, we have incurred and continue to incur operating costs relating to ongoing environmental compliance matters, including with respect to proposed regulations on carbon emissions reporting. Based on existing and proposed environmental requirements and our anticipated production schedule, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial condition, results of operations or cash flows.
We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes and some may require clean-up of historical contamination. During the due diligence phase of our acquisitions, we conduct environmental site assessments when warranted to identify potential environmental liabilities and required clean-up measures. We conduct follow-up investigation and/or remediation activities at locations where we have known environmental concerns and work with government authorities to comply with applicable laws and regulations.
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

Exports
Our export sales from the U.S. to foreign unaffiliated customers were $300.3 million in 2023, $246.6 million in 2022 and $263.1 million in 2021.
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
Also available on our Internet web site are our Corporate Governance Guidelines for our Board of Directors and Code of Conduct, the charters of the Audit, Finance and Risk, Organization and Compensation and Corporate Governance and Nominating Committees of our Board of Directors, our annual ESG Report, and other important governance documents. All of the foregoing documents may be obtained through our Internet web site as noted above and are available in print without charge to shareholders who request them. Information contained on or available through our Internet web site is not incorporated into this Annual Report or any other document we file with, or furnish to, the SEC.

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

The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, tend to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels in a soft economic environment, which reduces demand for our products and services. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing, specifically the price of oil, have caused, and may in the future cause, our customers to be more conservative in their capital planning, reducing demand for our products and services. Reduced demand for our products and services from time to time results in the delay or cancellation of existing orders or leads to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand has in the past and may continue in the future to also erode average selling prices in our industry. Any of these results could continue to adversely affect our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, precipitated or aggravated many of the factors described above, and a resurgence or development of new strains or variants of COVID-19, or other public health emergencies, could cause these factors to continue to adversely impact our operations and financial performance as well as those of many of our customers and suppliers. For further discussion of the risks presented by the pandemic, see the discussion below under the heading “The COVID-19 pandemic adversely impacted our operations and financial performance, and a resurgence or development of new strains or variants of COVID-19, or other public health emergencies, could have a material adverse impact on our business, results of operation, financial condition and liquidity, the nature and extent of which is highly uncertain.”
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
At December 31, 2023, our backlog was $2.7 billion. In 2024, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Our manufacturing plant operations, capacity and supply chain are subject to disruption as a result of equipment failure, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, terrorism, cyber-based attacks, conflicts or unrest, epidemics or pandemics, labor disputes, acts of God, or other reasons. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to successfully execute and realize the expected financial benefits from any restructuring and strategic realignment and other cost-saving initiatives could adversely affect our business.

Adverse effects from our execution of any current or future restructuring and realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Moreover, because such expenses are difficult to predict and are necessarily inexact, we may incur substantial expenses in connection with the execution of any current or future restructuring and realignment plans in excess of what is currently anticipated. Further, restructuring and realignment activities are a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
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
Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including with respect to purchased parts, commodity and raw material costs. Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight, and cost of labor which have been and may continue to be driven by inflation, tightening labor markets, prevailing price levels, exchange rates, and other economic factors. Throughout 2023, our operating costs were impacted by price inflation, including with respect to the cost of certain raw materials, commodities, freight and logistics, and we expect this to continue for the foreseeable future. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through price increases, which would reduce our profit margins and cash flows. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
The COVID-19 pandemic adversely impacted our operations and financial performance, and a resurgence or development of new strains or variants of COVID-19, or other public health emergencies, could have a material adverse impact on our business, results of operation, financial condition and liquidity, the nature and extent of which is highly uncertain.
Our operations expose us to risks associated with public health emergencies, such as outbreaks of epidemics, pandemics, and contagious diseases, including COVID-19. The COVID-19 pandemic, including actions taken by governments in response, caused and could in the future cause, a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty and volatility in the financial and commodity markets, including global volatility in supply and demand for oil and gas. These effects had an adverse impact on our operations and financial performance and the operations and financial performance of many of our customers and suppliers.
Our operations have generally stabilized since the peak of the COVID-19 pandemic. In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. However, a resurgence or development of new strains of COVID-19 or other public health emergencies could result in unpredictable responses by authorities around the world which could negatively impact our global operations, customers and suppliers. Any future public health emergencies could result in disruptions to our manufacturing operations, including higher rates of employee absenteeism, and supply chain, which could negatively impact our ability to meet customer demand. The extent to which new strains or variants of COVID-19, or other public health emergencies, could impact our business, results of operations, financial condition or liquidity is highly uncertain and would depend on future developments, including the scope, spread and duration of any such virus and variants, potential responsive actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.
Terrorist acts, conflicts, wars, natural or manmade disasters, epidemics or pandemics, acts of God and other such events around the world at times materially adversely affect our business, financial condition and results of operations and the market for our common stock.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to, among other things, terrorist acts, conflicts (including as a result of geopolitical uncertainty and/or conflicts in the countries and/or regions where we operate, including the United Kingdom, the European Union, Ukraine, the Middle East and the Trans-Pacific region), severe weather conditions, the potential physical effects of climate change, and other natural or manmade disasters, including power outages, fires, floods, earthquakes, hurricanes, storms, rising sea levels, explosions, cyber-based attacks, epidemics or pandemics, labor disputes, and acts of God wherever located around the world. The potential for future such events, the national and international responses to such events or perceived threats to national security, and other actual or potential conflicts or wars, such as the Russia-Ukraine conflict, the Israel-Hamas war and ongoing instability in Syria and Egypt, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Changes in general economic conditions or any of the foregoing events, or our inability to accurately forecast these changes or events or mitigate the impact of these conditions on our business, could materially adversely affect us. See also the discussion below under the heading "Economic, political and other risks associated with international operations could adversely affect our business."
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
As of December 31, 2023, we had approximately 16,000 employees, of which approximately 4,600 were located in the U.S. Approximately 5% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, South Africa, Spain, and Sweden. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Our ability to successfully negotiate new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire could result in business disruptions or increased costs.
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
Since 1997, we have expanded through a number of acquisitions, and we may pursue strategic acquisitions of businesses in the future. Our ability to implement this growth strategy may be limited by our ability to identify appropriate acquisition candidates, secure the requisite regulatory approvals, covenants in our credit agreement and other debt agreements and our financial resources, including available cash and borrowing capacity. Acquisitions may require additional debt financing, resulting in higher leverage and an increase in interest expense or may require equity financing, resulting in ownership dilution to existing shareholders. In addition, acquisitions sometimes require large one-time charges and can result in the incurrence of contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our information technology networks and related systems and devices and those technology systems under control of third parties with whom we do business are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. These information technology networks and related systems and devices and those under control of third parties are susceptible to damage, disruptions or shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, computer viruses, cyber-attacks, malware attacks, ransomware attacks, theft, misconduct by employees or other insiders, misuse, human errors or other cybersecurity incidents. If any of the aforementioned cybersecurity incidents or disruptions occur and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.
In addition, any of the aforementioned cybersecurity incidents or disruptions could expose us to a risk of loss, disclosure, misuse, corruption, or interruption of sensitive and critical data, information and functions, including our proprietary and confidential information and information related to our customers, suppliers and employees. It is also possible a cybersecurity incident could result in theft of material trade secrets or other material intellectual property. While we devote substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyberattacks, or avoid or limit a material adverse impact on our systems after such incidents or attacks occur. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with third parties, regulatory actions and fines, theft of intellectual property, systems disruption, disruption of manufacturing plant operations and increased cybersecurity protection and remediation costs. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, attacks and other related incidents. If we are unable to prevent, anticipate, detect or adequately respond to cybersecurity incidents, our operations could be disrupted and our business could be materially and adversely affected.
Developments in the applicable legal standards for the handling of personal data from time to time require changes to our business practices, penalties, increased cost of operations, or otherwise harm our business. To conduct our operations, we regularly move data across national borders and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the E.U. has adopted the General Data Protection Regulation (the “GDPR”). The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks, including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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
•political, financial market or economic instability relating to epidemics or pandemics;
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
For example, political unrest or work stoppages negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that are affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in Russia/Ukraine, the Middle East, Asia and North Africa could soften the level of capital investment and demand for our products and services. We have experienced logistics disruptions as a result of the Israel-Hamas war that have increased expenses and delayed import of our products in the region. The conflict is ongoing and the length, impact, and outcome is highly unpredictable. If the conflict further intensifies or develops, it could have an adverse impact on our business operations in the Middle East or other affected areas. In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in March 2022 we permanently ceased all Company operations in Russia and are currently taking the necessary steps to wind down in the country. See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of the termination of our Russian operations.

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
Additionally, increasing tensions between the U.S. and China may result in further restrictions or actions by the U.S. government with respect to doing business in China or by the Chinese government with respect to business conducted by foreign entities in China, which could impact certain of our manufacturing operations, as well as supply for our raw materials and components.
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
In particular, there is uncertainty related to new or existing treaty and trade relationships with other countries which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2023 (such as the ongoing conflicts and terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the U.S. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets. For further discussion of the impact of tariffs and trade agreements on our business, please see the discussion above under the heading "Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business."
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
We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many PRPs at four Superfund sites. The projected cost of remediation at these sites, as well as our alleged "fair share" allocation, while not anticipated to be material, has been reserved. However, until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved, some degree of uncertainty remains with respect to the anticipated impact.
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
Emissions of carbon dioxide and other greenhouse gases and their role in climate change are receiving ever increasing attention worldwide, which has led to significant legislative and regulatory efforts to limit GHG emissions. Existing or future legislation and regulations related to GHG emissions and climate change by the U.S. Congress, state and foreign legislatures and federal, state, local and foreign governmental agencies could adversely affect our business. Additionally, it is uncertain whether, when and in what form mandatory carbon dioxide emissions reduction programs may be adopted. Similarly, certain countries, including the U.S., have adopted the Paris Climate Agreement and these and other existing international initiatives, such as the agreement resulting from the 2023 United Nations Climate Change Conference, or those under consideration may affect our operations.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $331 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will more likely than not be realized we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In recent years, the estimated fair value of our pump reporting unit has fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our pump reporting unit as of December 31, 2023, we will continue to monitor its performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in Item 7 of this Annual Report and under Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Governance
Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Finance and Risk Committee of our Board of Directors. The Finance and Risk Committee receives regular reports from management, including our Chief Information Officer (CIO), and reports to the Board of Directors at least annually on data protection and cybersecurity matters and reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. In addition to regularly scheduled Finance and Risk Committee reviews, we have in place processes and protocols by which certain cybersecurity incidents are reported immediately to the Company’s executive leadership team, and subsequently thereafter, as appropriate to the Finance and Risk Committee.
Our CIO and our Director of Cybersecurity, who reports in to the CIO, have extensive cybersecurity knowledge and skills gained from over 30 years of work experience at the Company and elsewhere, respectively, and head the team responsible for implementing and maintaining cybersecurity and data protection practices across our business. Reporting to our Chief Information Officer and Director of Cybersecurity are a number of experienced information security specialists responsible for various parts of our business, each of whom is supported by a team of trained cybersecurity professionals. The CIO and Director of Cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from this team and regularly review risk management measures implemented by the Company to identify and mitigate cyber security risks. The CIO also attends regular meetings of the Finance and Risk Committee to report information on material risks from cybersecurity threats.
Risk Management and Strategy
We have documented processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that may result in adverse effects on the confidentiality, integrity, and availability of our information systems and the information residing therein. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data we collect, process, store, and transmit as part of our business. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor or customer.
As part of our risk management process and compliance with our ISO 27001 cybersecurity certification requirements, we conduct penetration testing, security audits, and ongoing risk assessments using a company-wide risk framework. We also require employees with access to information systems, to undertake data protection and cybersecurity training and compliance programs as part of the employee onboarding process, as well as annually thereafter.
In addition to our in-house cybersecurity capabilities, we engage consultants and other third parties as necessary to assist with assessing, identifying, and managing cybersecurity risks. With respect to incident response, we have adopted a Cybersecurity Incident Response Policy (the “CIRP”), which provides governance and guidance in responding to cybersecurity incidents. The CIRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, the CIRP aligns with the ISO 27001 standard. The CIRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to all devices and network services that are owned or managed by the Company.
Cybersecurity risks and the adequacy of associated mitigations are analyzed by senior leadership as part of the enterprise risk assessments that are reported to and discussed by our Board of Directors. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future successful incidents. For additional information on cybersecurity risks we face, see “Item 1A. Risk Factors”, of this Annual Report, which should be read in conjunction with the foregoing information.

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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2023 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Aggregate Square Footage
FPD
U.S.	7	1,171,000
Non-U.S.	19	3,651,000
FCD
U.S.	5	925,000
Non-U.S.	10	1,495,000

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS" and our CUSIP number is 34354P105. On February 14, 2024, our records showed 838 shareholders of record. We have historically paid quarterly dividends based on a dividend date-of-record in the last month of each quarter with the dividend paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2023, we had no repurchases of our common stock shares as part of publicly announced plans. As of December 31, 2023, we had $96.1 million of remaining capacity under our current share repurchase program. Effective February 19, 2024, the Board of Directors authorized an increase in our total remaining capacity in the share repurchase program to $300.0 million. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)(4)	Approximate Dollar Value That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	192	(1)	$38.81	—	$96.1
November 1 - 30	1,705	(2)	37.10	—	96.1
December 1 - 31	2,328	(1)	40.56	—	96.1
Total	4,225		$39.09	—
_______________________________________
(1)Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(2)Shares purchased at a price of $37.10 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.
(3)On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Effective February 19, 2024, the Board of Directors authorized an increase in our total remaining capacity in the share repurchase program to $300.0 million. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
(4)Note 17 to our consolidated financial statements included in Item 8 of this Annual Report provides additional information regarding our share repurchase activity.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrials. The graph assumes an investment of $100 on December 31, 2018, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
Dollars
2018
2019
2020
2021
2022
2023
Flowserve Corporation
S&P 500 Index
S&P 500 Industrials

	Base Period	December 31,
Company/Index	2018	2019	2020	2021	2022	2023
Flowserve Corporation	$100.00	$133.67	$101.76	$86.40	$89.05	$122.28
S&P 500 Index	100.00	131.49	155.66	200.31	164.00	207.06
S&P 500 Industrials	100.00	129.32	143.62	173.92	164.33	194.03

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” included in this Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of QRCs, we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. As of December 31, 2023, we have approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are intended to maximize operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 156 QRCs located around the globe, some of which are shared by our two business segments, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, we continuously improve our global operations. We continue to enhance our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through our operational excellence program. The goal of the program, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
COVID-19 and Related Impacts
Throughout the pandemic, we experienced a number of supply chain and logistics constraints which impacted our ability to, and the speed at which we could manufacture and ship products to our customers. Most of these issues have stabilized as we enter 2024 and we do not expect they will have a material impact to our operations going forward.
Related to our supply chain challenges, the strong U.S. dollar has made and may continue to make our products more expensive overseas and has resulted in challenges to meet our international customers’ pricing expectations. We will continue to be proactive in our efforts to stay competitive in our prices and market share.
Throughout the pandemic we engaged in a number of cost savings measures in order to help mitigate the adverse effects of the pandemic on our financial results, including certain realignment activities. In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Collectively, the above realignment activities are referred to as the "2023 Realignment Program." The 2023 Realignment Program activities were identified and implemented in phases throughout 2023 and expected to continue into 2024.
Our Markets
Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water management, and several other industries, such as mining, food and beverage, steel, and pulp and paper, that are collectively referred to as "general industries."
Oil and Gas
The oil and gas industry represented approximately 38% and 40% of our bookings in 2023 and 2022, respectively. Customer repair and maintenance spending improved during 2023 supported by strong asset utilization, while larger project activity and short cycle investments continued in order to support global demand.
The outlook for the oil and gas industry is heavily dependent on the overall macroeconomic environment, including fuel demand, demand growth from both mature markets and developing geographies as well as changes in the regulatory environment. We currently expect continued growth in our business, including increased investment related to energy security and decarbonization efforts in 2024. We further believe stable oil prices provide support for increased demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive and see a stabilized environment with expected increased fuel demand on expected global economic growth. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
General Industries
General industries represented, in the aggregate, approximately 26% and 22% of our bookings in 2023 and 2022, respectively. General industries comprise a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2023 and 2022. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industry activity levels increased in 2023 for the second consecutive year, primarily due to customers' improved repair and maintenance budgets.

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
Chemical
The chemical industry represented approximately 21% and 22% of our bookings in 2023 and 2022, respectively. The chemical industry is comprised of petrochemical, specialty chemical and pharmaceutical products. Customer spending in 2023 remained resilient for the third consecutive year following the pandemic's negative impact on demand for chemical products in 2020. Customers' repair and maintenance budgets improved in 2023 and 2022 where bookings levels returned to roughly pre-pandemic levels.
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
Power Generation
The power generation industry represented approximately 11% and 12% of our bookings in 2023 and 2022, respectively. In 2023, energy security concerns drove continued investment in the power generation industry, including nuclear new build and life extensions as well as traditional thermal power sources.
Natural gas-fired combined cycle (“NGCC”) plants have increased their share of the energy mix, driven by market prices for gas remaining low and stable (partially due to the increasing global availability of LNG), low capital expenditures, and the ability of NGCC to stabilize unpredictable renewable sources. With the potential of unconventional sources of gas, the global power generation industry is forecasting an increased use of this form of fuel for power generation plants.
As countries around the world look for opportunities to gain additional energy independence, nuclear power remains an important contributor to the global energy mix and is a key factor in our Diversification strategy. We continue to support our significant installed base in the global nuclear fleet by providing aftermarket and life extension products and services. Due to our extensive history, we believe we are well positioned to take advantage of this ongoing source of aftermarket and new project opportunities.
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

Water Management
The water management industry represented approximately 4% of our bookings in each of 2023 and 2022. Water management industry activity levels remained steady in 2023 following the decrease in 2020 primarily due to the pandemic's negative impact on government budgets across the globe. Worldwide demand for fresh water, water treatment and re-use, desalination and flood control are expected to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. We expect capital and aftermarket spending to rise in developed and emerging markets with governments and private industry providing funding for critical projects when their priorities shift away from pandemic-management.
The proportion of people living in regions that find it difficult to meet water requirements is expected to increase significantly in the coming years. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.
Impact of Russia-Ukraine Conflict on our Business
In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in March 2022 we permanently ceased all Company operations in Russia and are currently taking the necessary steps to wind down in the country.
In the first quarter of 2022, we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under the percentage of completion ("POC") method and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have been or are anticipated to be canceled.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure as of December 31, 2023 and concluded that the reserve recorded as of December 31, 2022 is sufficient and no changes to material reserves were needed. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.

Outlook for 2024
As our operations have generally stabilized from the COVID-19 pandemic, we have seen growth from our supportive served end-markets and our focus on our 3D Strategy. Our sales volume is expected to deliver sustainable and healthy growth, while our 2023 Realignment Program and the new operating model have unlocked gains in organizational efficiency. With our strong backlog and improved market environment, we expect to continue growth in 2024.
Our bookings were $4.3 billion during 2023. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results. Assuming a positive general macroeconomic environment and continued supportive environments in our end markets, we expect full-year bookings in 2024 to be comparable to 2023 levels.
On December 31, 2023, we had $990.4 million of fixed-rate Senior Notes outstanding.  We expect our interest expense in 2024 will be relatively consistent with amounts incurred in 2023. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Senior Credit Facility to fund any working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2024. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2024, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $75 million and $85 million, before consideration of any acquisition activity. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $2 million in 2024, excluding direct benefits paid. We have no obligation to make contributions to our U.S. pension plans in 2024, but have authorization for contributions up to $20 million.

OUR RESULTS OF OPERATIONS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year December 31, 2023 compared to fiscal year 2022. The discussion and analysis of changes in the financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 that are not included in this Form 10-K may be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). As of December 31, 2022, the 2020 Realignment Program was substantially complete.
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Program." The 2023 Realignment Program activities were identified and implemented in phases throughout 2023. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $87 million of which $17 million is estimated to be non-cash. Based on 2023 Realignment Program activities initiated to date, we estimate that we recognized cost savings of approximately $27 million during the year ended December 31, 2023. Upon completion of the 2023 Realignment Program activities that have been identified and initiated to date, we expect to exceed our established target of annualized cost savings of approximately $50 million. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore not included in the anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment related to our Realignment Programs. Realignment activity for the year ended December 31, 2022 is immaterial:

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$10,797	$10,576	$21,373	$(361)	$21,012
SG&A	14,533	11,393	25,926	19,099	45,025
Total	$25,330	$21,969	$47,299	$18,738	$66,037

Restructuring charges are included within Total Realignment charges and include charges related to approved, but not yet announced, site closures.

Bookings and Backlog

	2023	2022	2021
	(Amounts in millions)
Bookings	$4,271.8	$4,447.5	$3,774.4
Backlog (at period end)	2,695.1	2,735.3	2,003.6
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings cancelled from the prior fiscal periods are excluded from the reported bookings and represent less than 1% for all periods presented. Bookings of $4.3 billion in 2023 decreased by $175.8 million, or 4.0%, as compared with 2022. The decrease included currency benefits of approximately $9 million. The decrease was driven by decreased customer bookings in the oil and gas, power generation, chemical and water management industries. The decrease in customer bookings was driven substantially by original equipment bookings, including the impact of FPD original equipment orders booked in 2022 in excess of $230 million to supply pumps and related equipment to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East that did not recur.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.7 billion at December 31, 2023 decreased by $40.2 million, or 1.5%, as compared with December 31, 2022. Currency effects provided an increase of approximately $42 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 37% of the backlog at December 31, 2023 and 34% of the backlog at December 31, 2022 was related to aftermarket orders. We expect to recognize revenue on approximately 87% of the December 31, 2023 backlog during 2024. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $772 million as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report.

Sales

	2023	2022	2021
	(Amounts in millions)
Sales	$4,320.6	$3,615.1	$3,541.1
Sales in 2023 increased by $705.5 million, or 19.5%, as compared with 2022. The increase included currency benefits of approximately $15 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, the Middle East, Asia Pacific, Europe and Latin America, partially offset by decreased customer sales into Africa. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 53% of total sales for the same period in 2022.
Sales to international customers, including export sales from the U.S., were approximately 62% of total sales in both 2023 and 2022. Sales into Europe, the Middle East and Africa ("EMA") were approximately 34% of total sales in 2023 and 32% in 2022. Sales into Asia Pacific were approximately 17% of total sales in 2023 and 19% in 2022. Sales into Latin America were approximately 7% of total sales in both 2023 and 2022.

Gross Profit and Gross Profit Margin

	2023	2022	2021
	(Amounts in millions, except percentages)
Gross profit	$1,276.8	$994.3	$1,049.7
Gross profit margin	29.6%	27.5%	29.6%
Gross profit in 2023 increased by $282.5 million, or 28.4%, as compared with 2022. Gross profit margin in 2023 of 29.6% increased from 27.5% in 2022. The increase was primarily due to the favorable impact of previously implemented sales price increases, lower supply chain inflationary pressure and a $8.9 million charge taken in 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation and increased charges of $20.7 million related to our Realignment Programs as compared to the same period in 2022.

SG&A

	2023	2022	2021
	(Amounts in millions, except percentages)
SG&A	$961.2	$815.5	$797.1
SG&A as a percentage of sales	22.2%	22.6%	22.5%
SG&A in 2023 increased by $145.7 million, or 17.9%, as compared with 2022. Currency effects yielded an increase of approximately $3 million. In 2023, SG&A increased due to increased charges of $45.5 million related to our Realignment Programs, higher broad-based annual incentive compensation, $8.8 million increase in research and development costs, $7.3 million of expense related to the terminated Velan acquisition, higher asbestos-related costs of $7.4 million for IBNR asbestos liability accruals based on an annual actuarial study and related legal expense, and a $2.9 million impairment of a licensing intangible, partially offset by a $15.7 million charge taken in 2022 related to our financial exposure in Russia that did not recur as compared with the same period in 2022. SG&A as a percentage of sales decreased 40 basis points primarily due to increased sales leverage that outpaced cost increases.

Net Earnings from Affiliates

	2023	2022	2021
	(Amounts in millions)
Net earnings from affiliates	$17.9	$18.5	$16.3
Net earnings from affiliates represents our net income from investments in five joint ventures (one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2023 decreased by $0.6 million, or 3.2%, as compared to the prior year, primarily as a result of decreased earnings of our FPD joint venture in South Korea.

Operating Income

	2023	2022	2021
	(Amounts in millions, except percentages)
Operating income	$333.6	$197.2	$270.8
Operating income as a percentage of sales	7.7%	5.5%	7.6%
Operating income in 2023 increased by $136.4 million, or 69.2%, as compared with 2022. The increase included negative currency effects of approximately $4 million. The increase was primarily a result of the $282.5 million increase in gross profit, partially offset by the $145.7 million increase in SG&A.

Interest Expense and Interest Income

	2023	2022	2021
	(Amounts in millions)
Interest expense	$(66.9)	$(46.2)	$(57.6)
Interest income	7.0	4.0	2.8
Interest expense in 2023 increased by $20.7 million as compared with 2022. The increase was primarily attributable to a higher effective interest rate on our outstanding debt, resulting in part from the termination of cross-currency swap agreements in 2022, and an increase in borrowings under our Revolving Credit Facility during 2023. Interest income in 2023 increased by $3.0 million as compared to 2022. The increase in interest income was primarily attributed to higher interest rates on our average cash balances compared with same period in 2022.

Loss on Extinguishment of Debt

	2023	2022	2021
	(Amounts in millions)
Loss on extinguishment of debt	$—	$—	$(46.2)
Loss on extinguishment of debt in 2021 of $46.2 million resulted from the redemption of our 2023 Senior Notes, 2022 Senior Notes and 2022 Euro Senior Notes and the write-off of deferred financing fees due to the amendment and restatement of the previous Senior Credit facility.

Other Income (Expense), net

	2023	2022	2021
	(Amounts in millions)
Other income (expense), net	$(49.9)	$(0.6)	$(36.1)
Other expense, net increased $49.3 million as compared to 2022, due primarily to a $44.0 million increase in losses from transactions in currencies other than our sites' functional currencies, a $6.7 million increase in losses arising from transactions on foreign exchange forward contracts and a $2.0 million impairment of an equity investment. The net currency related change was primarily due to the foreign currency exchange rate movements in the Euro, Argentinian peso, Hungarian forint and Mexican peso in relation to the U.S. dollar during the year ended December 31, 2023, as compared with the same period in 2022.

Income Tax and Tax Rate

	2023	2022	2021
	(Amounts in millions, except percentages)
Provision for (benefit from) income taxes	$18.6	$(43.6)	$(2.6)
Effective tax rate	8.3%	(28.3)%	(1.9)%

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

Our effective tax rate of 8.3% for the year ended December 31, 2023 increased from (28.3)% in 2022 and differed from the federal statutory tax rate of 21% primarily due to the benefits of a tax planning strategy and the release of valuation allowances on the net deferred tax assets in Brazil and France, partially offset by the net impact of foreign operations.
The 2022 effective tax rate differed from the federal statutory rate of 21% primarily due to the release of the valuation allowance against our deferred tax assets in Germany and Mexico partially offset by a valuation allowance establishment in Argentina, and the release of the valuation allowance on our U.S. foreign tax credit carryforwards on general category income.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used in the underlying business. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2023, we had U.S. foreign tax credit carryforwards of $63.5 million, expiring in 2028-2033 tax years, against which we recorded a valuation allowance of $49.1 million related to the U.S. foreign tax credit carryforwards on foreign branch category income. Additionally, we have recorded other net deferred tax assets of $202.6 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.

Net Earnings and Earnings Per Share

	2023	2022	2021
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$186.7	$188.7	$125.9
Net earnings per share — diluted	$1.42	$1.44	$0.96
Average diluted shares	131.9	131.3	130.9
Net earnings in 2023 decreased by $2.0 million to $186.7 million, or to $1.42 per diluted share, as compared with 2022. The decrease was primarily attributable to a $62.2 million increase in tax expense, a $49.3 million increase in other expense, net, a $20.7 million increase in interest expense and a $9.2 million increase in net earnings attributable to noncontrolling interests, partially offset by an increase in operating income of $136.4 million.

Other Comprehensive Income (Loss)

	2023	2022	2021
	(Amounts in millions)
Other comprehensive income (loss)	$(4.6)	$(82.9)	$44.7

Other comprehensive income (loss) in 2023 decreased by $78.3 million from a loss of $82.9 million in 2022. The net loss in 2023 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Colombian peso and Mexican peso versus the U.S. dollar at December 31, 2023 as compared with 2022, partially offset by pension and other postretirement activity.

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
Flowserve Pumps Division Segment Results

Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment") and related services. FPD includes longer lead time, highly-engineered pump products and mechanical seals that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the oil and gas, chemical, power generation, water management and general industries. FPD operates in 49 countries with 35 manufacturing facilities worldwide, 10 of which are located in Europe, 11 in North America, eight in Asia Pacific and six in Latin America, and we have 131 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	FPD
	2023	2022	2021
	(Amounts in millions, except percentages)
Bookings	$2,941.2	$3,214.7	$2,675.7
Sales	3,064.5	2,522.5	2,470.8
Gross profit	906.8	728.1	760.4
Gross profit margin	29.6%	28.9%	30.8%
SG&A	575.8	538.5	535.6
Gain on sale of business	—	—	1.8
Segment operating income	348.9	208.0	243.2
Segment operating income as a percentage of sales	11.4%	8.2%	9.8%
Backlog (at period end)	1,891.7	2,008.9	1,368.9
Bookings in 2023 decreased by $273.5 million, or 8.5%, as compared with 2022. The decrease included currency benefits of approximately $15 million. The decrease in customer bookings was driven by decreased orders in the oil and gas, power generation, chemical, general and water industries. Decreased customer orders of $250.3 million into the Middle East, $20.6 million into Europe, and $44.3 million into Asia Pacific, were partially offset by increased customer orders of $18.0 million into Africa, $25.3 million into Latin America and $1.3 million into North America. The decrease in customer bookings was substantially driven by original equipment bookings, including the impact of original equipment orders booked in 2022 in excess of $230 million to supply pumps and related equipment to support the development of an onshore unconventional gas project in the Middle East, that did not recur. Of the $2.9 billion of bookings in 2023, approximately 40% were from oil and gas, 27% from general industries, 18% from chemical, 10% from power generation and 5% from water management.
Sales in 2023 increased $542.0 million, or 21.5%, as compared with 2022. The increase included currency benefits of approximately $18 million. The increase was driven by both original equipment and aftermarket customer sales, resulting from increased customer sales of $204.8 million into North America, $193.4 million into the Middle East, $50.4 million into Latin America, $47.5 million into Asia Pacific and $75.3 million into Europe, partially offset by decreased customer sales of $27.0 million into Africa.
Gross profit in 2023 increased by $178.7 million, or 24.5%, as compared with 2022. Gross profit margin in 2023 of 29.6% increased from 28.9% in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, lower supply chain inflationary pressure, a $7.4 million charge taken in 2022 related to our financial exposure in Russia that did not recur and the under absorption of $5.1 million of fixed manufacturing costs primarily due to operational interruptions related to the implementation of a new enterprise resource planning system at certain of our North America quick response centers in 2022 that did not recur, partially offset by higher broad-based annual incentive compensation, increased charges of $10.6 million related to our Realignment Programs, a mix shift away from higher margin aftermarket sales and a $4.5 million reversal of previously reserved inventory due to settlement with a customer in 2022 that did not recur as compared to the same period in 2022.
SG&A in 2023 increased by $37.3 million, or 6.9%, as compared with 2022. Currency effects provided an increase of approximately $3 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation, increased charges of $14.4 million related to our Realignment Programs, a $2.9 million impairment of a licensing intangible, the reversal of $5.1 million of previously reserved accounts receivable due to collection from a customer in 2022 that did not recur and a $4.2 million gain resulting from the sale of a small QRC facility in 2022 that did not recur, partially offset by a $14 million charge taken in 2022 related to our financial exposure in Russia that did not recur and a $2.5 million decrease in research and development costs as compared to the same period in 2022.

Operating income in 2023 increased by $140.9 million, or 67.7%, as compared with 2022. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $178.7 million increase in gross profit partially offset by the $37.3 million increase in SG&A.
Backlog of $1.9 billion at December 31, 2023 decreased by $117.2 million, or 5.8%, as compared with December 31, 2022. Currency effects provided an increase of approximately $34 million.

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

	FCD
	2023	2022	2021
	(Amounts in millions, except percentages)
Bookings	$1,345.9	$1,247.2	$1,112.8
Sales	1,266.0	1,100.6	1,075.9
Gross profit	372.8	305.5	316.7
Gross profit margin	29.4%	27.8%	29.4%
SG&A	224.8	192.1	197.4
Segment operating income	148.0	113.4	119.7
Segment operating income as a percentage of sales	11.7%	10.3%	11.1%
Backlog (at period end)	826.8	745.5	639.8
Bookings in 2023 increased $98.7 million, or 7.9%, as compared with 2022. The increase included negative currency effects of approximately $5 million. The increase in customer bookings was driven by increased orders in the oil and gas, power generation, chemical, general and water management industries. There were increased customer orders of $0.6 million into North America, $35.0 million into Europe, $70.9 million into the Middle East and $1.0 million into Africa, partially offset by decreased bookings of $9.7 million into Asia Pacific and $0.1 million into Latin America. The increase in customer bookings was driven by both original equipment and aftermarket bookings. Of the $1.3 billion of bookings in 2023, approximately 30% were from chemical, 33% were from oil and gas, 23% from general, 13% from power generation and 1% from water management industries.
Sales in 2023 increased by $165.4 million, or 15.0%, as compared with 2022. The increase included negative currency effects of approximately $3 million. The increase was driven by both increased customer original equipment and aftermarket sales, resulting from increased customer sales of $82.7 million into North America, $6.6 million into Africa, $28.7 million into Europe, $38.7 million into the Middle East and $6.5 million into Latin America, partially offset by decreased customer sales of $3.2 million into Asia Pacific.
Gross profit in 2023 increased by $67.3 million, or 22.0%, as compared with 2022. Gross profit margin in 2023 of 29.4% increased from 27.8% in 2022. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, favorable original equipment mix, lower supply chain inflationary pressure and a $1.4 million charge taken in 2022 related to our financial exposure in Russia that did not recur, partially offset by higher broad-based annual incentive compensation and increased charges of $10.4 million related to our Realignment Programs as compared to the same period in 2022.
SG&A in 2023 increased by $32.7 million, or 17.0% as compared with 2022. Currency effects provided a decrease of less than a million. The increase in SG&A was primarily due to increased charges of $11.8 million related to our Realignment Programs, higher broad-based annual incentive compensation and $7.3 million of expense related to the terminated Velan acquisition, partially offset by a $1.7 million charge taken in 2022 related to our financial exposure in

Russia that did not recur and a discrete asset write-down of $3.0 million in 2022 that did not recur as compared to the same period in 2022.
Operating income in 2023 increased by $34.6 million, or 30.5%, as compared with 2022. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $67.3 million increase in gross profit partially offset by the increase in SG&A of $32.7 million.
Backlog of $826.8 million at December 31, 2023 increased by $81.3 million, or 10.9%, as compared with December 31, 2022. Currency effects provided an increase of approximately $8 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2023	2022	2021
	(Amounts in millions)
Net cash flows provided (used) by operating activities	$325.8	$(40.0)	$250.1
Net cash flows provided (used) by investing activities	(68.6)	(6.1)	(59.5)
Net cash flows provided (used) by financing activities	(153.0)	(150.0)	(599.7)
The following is a discussion and analysis of the Company’s liquidity and capital resources for the years ended December 31, 2023 and 2022. A discussion of changes in the Company’s liquidity and capital resources for the year ended December 31, 2022 and 2021 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023.
Existing cash, cash generated by operations and borrowings available under our senior credit facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2023 was $545.7 million, compared with $435.0 million at December 31, 2022.
At December 31, 2023 our cash provided by operating activities was $325.8 million, as compared to cash used of $40.0 million in 2022. Cash flow used by working capital decreased in 2023, due primarily to decreased cash flows used by or increased cash flows provided by accounts receivable, inventories, contract assets, accrued liabilities and income taxes payable and retirement obligations and other liabilities, partially offset by decreased cash flows provided by or increased cash flows used by contract liabilities, prepaid expenses and other and accounts payable as compared to the same period in 2022.
Increases in accounts receivable provided $4.7 million of cash flow in 2023, compared to cash used of $152.0 million in 2022. For the fourth quarter of 2023 our days' sales outstanding ("DSO") was 68 days as compared to 75 days in 2022. We have not experienced a significant increase in customer payment defaults in 2023.
Increases in inventory used $59.8 million of cash flow in 2023, compared with cash used of $147.5 million in 2022. Inventory turns were 3.6 times at both December 31, 2023 and 2022. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Increases in contract assets used $41.1 million of cash flow and increases in contact liabilities provided $26.8 million of cash flow in 2023.
Increases in accounts payable provided $53.1 million of cash flow in 2023 compared with cash provided of $79.0 million in 2022. Increases in accrued liabilities and income taxes payable provided $59.2 million of cash flow in 2023 compared to cash used of $5.2 million in 2022.
Cash used by investing activities were $68.6 million in 2023, as compared to $6.1 million in 2022. The increase of cash used in 2023 was primarily due to the termination of cross-currency swaps resulting in cash proceeds received of $66.0 million in 2022 that did not recur, lower cash proceeds provided from the disposal of assets during the year of $2.4 million and higher net affiliate investment activity of $3.1 million. Capital expenditures were $67.4 million in 2023, as compared to $76.3 million in 2022. In 2024, we currently estimate capital expenditures to be between $75 million and $85 million, before consideration of any acquisition activity.
Cash used by financing activities were $153.0 million in 2023 compared to cash used of $150.0 million in 2022. Cash outflows during 2023 resulted primarily from the $40.0 million in payments on our Term Loan and $105.0 million of dividend payments.
In 2023 we repurchased no shares of our outstanding common stock during the year. As of December 31, 2023, we had $96.1 million of remaining capacity under our share repurchase plan previously approved by the Board of Directors. Effective February 19, 2024, the Board of Directors authorized an increase in our total remaining capacity in the share repurchase program to $300.0 million.
Our material cash requirements for the next 12 months, include our estimated 2024 capital expenditures described above and our contractual obligations summarized below under the subheading "--Contractual Obligations". In the aggregate, our cash needs in 2024 are expected to be lower than those of 2023 due to anticipated benefits from working capital reductions. We believe cash flows from operating activities, combined with availability under our senior credit facility and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Financing
On September 13, 2021, we amended and restated our credit agreement (the "Amended and Restated Credit Agreement") under our Senior Credit Facility ("Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans ii) provides for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. Subsequently, on February 3, 2023, we entered into an amendment to the Credit Facility (the “Amendment”) which (i) replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lowered the Material Acquisition (as defined in the Credit Facility) threshold from $250 million to $200 million and (iii) extended compliance dates for certain financial covenants. We believe this Amendment will provide greater flexibility and additional liquidity under our Credit Facility as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Credit Facility remained unchanged.
The interest rates per annum applicable to the Revolving Credit Facility, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. An additional credit spread adjustment of 0.100% is included within Adjusted Term SOFR to account for the transition from LIBOR to SOFR. At December 31, 2023, the interest rate on the Revolving Credit Facility was the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2023.
Under the terms and conditions of the Senior Credit Agreement, interest rates per annum applicable to the Term Loan Facility are stated as Adjusted Term SOFR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P. At December 31, 2023, the interest rate on the Term Loan Facility was Adjusted Term SOFR plus 1.250% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.250% in the case of Base Rate loans.
A discussion of our debt and related covenants is included in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We were in compliance with the covenants as of December 31, 2023.
Liquidity Analysis
Our cash balance increased by $110.7 million to $545.7 million as of December 31, 2023 as compared with December 31, 2022. The cash increase included $325.8 million in operating cash inflows, partially offset by $40.0 million in payments on long-term debt and $105.0 million in dividend payments.
During 2023, we made $2.0 million cash contributions to our U.S. pension plan, compared to no cash contributions in 2022. At December 31, 2023 and 2022, as a result of the values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. As of December 31, 2023 direct benefits paid by the U.S. pension plan were $2.8 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
As of December 31, 2023, we had approximately $1,219 million of liquidity, consisting of cash and cash equivalents of $546 million and $673 million of borrowings available under our Senior Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2024.

Contractual Obligations
The following table presents a summary of our contractual obligations at December 31, 2023:

	Payments Due By Period
(Amounts in millions)	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
Senior Notes and Term Loan Facility	$59.9	$159.9	$—	$990.4	$1,210.2
Fixed interest payments(1)	31.5	63.0	63.0	73.3	230.8
Other debt	6.2	17.2	—	—	23.4
Leases:
Operating	37.9	55.0	40.4	66.1	199.4
Finance	6.5	8.8	2.2	4.3	21.8
Purchase obligations:(2)
Inventory	741.7	38.2	16.7	20.8	817.4
Non-inventory	59.8	2.3	0.1	0.1	62.3
Pension and postretirement benefits(3)	63.0	120.3	114.3	260.0	557.6
Total	$1,006.5	$464.7	$236.7	$1,415.0	$3,122.9
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

The following table presents a summary of our commercial commitments at December 31, 2023:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$487.8	$173.4	$15.0	$10.2	$686.4
Surety bonds	51.9	8.9	—	—	60.8
Total	$539.7	$182.3	$15.0	$10.2	$747.2

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 67% of total defined benefit pension plan assets and approximately 58% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2023. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
In August 2023, we amended the U.S. qualified plan for non-union employees to discontinue future benefit accruals under the qualified plan and freeze existing accrued benefits effective January 1, 2025. Benefits earned by participants under the qualified plan prior to January 1, 2025 are not affected. We also amended the U.S. non-qualified defined benefit pension plan that provides enhanced retirement benefits to select members of management. The qualified plan and the non-qualified plan are closed to new entrants effective January 1, 2024, and September 1, 2023, respectively. The amendments resulted in a curtailment of both plans during the year ended December 31, 2023. The curtailment loss incurred and the change in projected benefit obligation is immaterial.
Our U.S. defined benefit plan assets consist of a balanced portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") fixed income securities, as discussed in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain an acceptable level of risk. At December 31, 2023, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $540.6 million from $537.3 million at December 31, 2022. Assets were allocated as follows:

	U.S. Plan
Asset category	2023	2022
Cash and Cash Equivalents	2%	1%
Global Equity	21%	21%
Global Real Assets	15%	13%
Equity securities	36%	34%
Diversified Credit	15%	18%
Liability-Driven Investment	47%	47%
Fixed income	62%	65%

	Non-U.S. Plans
Asset category	2023	2022
Cash and Cash Equivalents	0%	1%
U.K. Government Gilt Index	39%	38%
Liability-Driven Investment	12%	12%
Fixed income	51%	50%
Multi-asset	19%	20%
Buy-in Contract	18%	19%
Other	12%	10%
Other types	49%	49%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $715.2 million and $651.3 million as of December 31, 2023 and 2022, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $12.4 million and $13.4 million as of December 31, 2023 and 2022, respectively.
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
In 2023, the service cost component of the pension expense for our defined benefit pension plans included in operating income was $26.0 million compared to $30.7 million in 2022. The non-service cost portion of net pension expense (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for our defined benefit pension plans included in other income (expense), net was $4.5 million in 2023, compared to $(4.2) million in 2022.
The following are assumptions related to our defined benefit pension plans as of December 31, 2023:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	5.41%	4.22%
Rate of increase in compensation levels	4.00	3.24
Weighted average assumptions used to determine 2023 net pension expense:
Long-term rate of return on assets	6.00%	3.97%
Discount rate	5.73	4.46
Rate of increase in compensation levels	3.50	3.62
Weighted-average interest crediting rates	4.00%	2.29%

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified, aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$0.2	$(0.2)
Effect on Benefit Obligation	(14.5)	15.6
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.4)	0.4
Effect on Benefit Obligation	(17.0)	18.6
U.S. Postretirement medical plans:
Effect on Benefit Obligation	(0.3)	0.3
Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(2.0)	$2.0
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.8)	0.8
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees or over the remaining expected lifetime for plans with only inactive participants.
At December 31, 2023, as compared with December 31, 2022, we decreased our discount rate for the U.S. plan from 5.73% to 5.41% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had lower yields due to current market conditions. The average discount rate for the non-U.S. plans decreased from 4.46% to 4.22% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. The average assumed rate of compensation increased from 3.50% to 4.00% for the U.S. plan and decreased to 3.24% from 3.61% for our non-U.S. plans. To determine the 2023 pension expense, the expected rate of return on U.S. plan and non-US plan assets increased to 6.00% from 5.75% and increased to 3.97% from 2.43%, respectively, based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $3.4 million higher in 2024 than the $30.4 million in 2023, primarily due to an increase in the service cost and amortization of the net loss. We have used discount rates of 5.41%, 4.22% and 5.57% at December 31, 2023, in calculating our estimated 2024 net pension expense for the U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.00% for 2023, 7.25% for 2022 and 7.50% for 2021, with a gradual decrease to 5.00% for 2032 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding

Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. In 2023, we contributed $15.0 million, to our defined benefit plans, compared to $18.7 million in 2022. We have no obligation to make contributions to our U.S. pension plans in 2024, but have authorization for contributions up to $20 million. We expect to contribute approximately $2 million to our non-U.S. pension plans in 2024, excluding direct benefits paid.
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
Revenue Recognition
We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. Transfer of control is evaluated based on the customer’s ability to direct the use of and obtain substantially all of the benefits of a performance obligation. Revenue is recognized either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided. Service-related revenues do not typically represent a significant portion of the contracts with our customers and do not meet the thresholds requiring separate disclosure.
Our primary method for recognizing revenue over time is the POC method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion. If control of the products and/or services does not transfer over time, then control transfers at a point in time. We determine the point in time that control transfers to a customer based on the evaluation of specific indicators, such as title transfer, risk of loss transfer, customer acceptance and physical possession. For a discussion related to revenue recognition refer to Note 2 included in Item 8 of this Annual Report.
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
Reserves for Contingent Loss
We are a defendant in a number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. We have estimated that the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2053, which represents the expected end of our asbestos liability exposure with no further ongoing claims expected beyond that date. In light of the uncertainties and variables inherent in the long-term projection of the total asbestos liability, as part of our ongoing review of asbestos claims, each year we will reassess the projected liability of unasserted asbestos claims to be filed through 2053, and we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
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
We evaluate the funded status of each retirement plan using current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations, cash flow requirements and other factors. We discuss our funding assumptions with the Finance and Risk Committee of our Board of Directors.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
The initial recording of goodwill and intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. We test the value of goodwill, indefinite-lived intangible assets and long-lived assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. We did not record a material impairment for goodwill, indefinite-lived intangible assets or long-lived assets in 2023, 2022 or 2021.
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona, Russian ruble, Malaysian ringgit and Venezuelan bolivar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. As a means of managing the volatility of foreign currency exposure with the Euro/U.S. dollar exchange rate, we entered into swaps associated with our Euro investment in certain of our international subsidiaries and were designated as net investment hedges. On December 22, 2022 all outstanding cross-currency swaps were terminated resulting in cash proceeds received of $66.0 million. Routinely, we review our investments in foreign subsidiaries from a long-term perspective and use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $30.8 million, $(98.7) million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in other comprehensive income (loss). The net loss in 2023 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Colombian peso and Mexican peso versus the U.S. dollar at December 31, 2023 as compared with 2022.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2023, we had a U.S. dollar equivalent of $656.6 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $459.2 million at December 31, 2022. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(41.1) million, $9.7 million and $(27.4) million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2023, a 10% change in the foreign currency exchange rates for the year ended December 31, 2023 would have impacted our net earnings by approximately $1 million. At December 31, 2022, a 10% change in the foreign currency exchange rates for the year ended December 31, 2022 would have impacted our net earnings by approximately $7 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
LIBOR/SOFR
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Flowserve Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Test FPD Reporting Unit
As described in Note 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,182.2 million as of December 31, 2023, and the goodwill associated with the FPD reporting unit was approximately $780.0 million. The value of goodwill is tested for impairment as of December 31 each year or whenever events or circumstances indicate goodwill may be impaired. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. Fair value is estimated using a discounted cash flow analysis, which requires management to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the FPD reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the FPD reporting unit. These procedures also included, among others (i) testing management’s process for estimating the fair value of the FPD reporting unit, (ii) evaluating the appropriateness of the discounted cash flow analysis, (iii) testing the completeness and accuracy of underlying data used in the analysis, and (iv) evaluating the significant assumption used by management related to the discount rate. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and assumption related to the discount rate.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 20, 2024
We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$545,678	$434,971
Accounts receivable, net	881,869	868,632
Contract assets, net	280,228	233,457
Inventories, net	879,937	803,198
Prepaid expenses and other	116,065	110,714
Total current assets	2,703,777	2,450,972
Property, plant and equipment, net	506,158	500,945
Operating lease right-of-use assets, net	156,430	174,980
Goodwill	1,182,225	1,168,124
Deferred taxes	218,358	149,290
Other intangible assets, net	122,248	134,503
Other assets, net	219,523	211,820
Total assets	$5,108,719	$4,790,634
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$547,824	$476,747
Accrued liabilities	504,430	427,578
Contract liabilities	287,697	256,963
Debt due within one year	66,243	49,335
Operating lease liabilities	32,382	32,528
Total current liabilities	1,438,576	1,243,151
Long-term debt due after one year	1,167,307	1,224,151
Operating lease liabilities	138,665	155,196
Retirement obligations and other liabilities	389,120	309,529
Commitments and contingencies (See Note 15)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	506,525	507,484
Retained earnings	3,854,717	3,774,209
Treasury shares, at cost — 45,885 and 46,359 shares, respectively	(2,014,474)	(2,036,882)
Deferred compensation obligation	7,942	6,979
Accumulated other comprehensive loss	(639,601)	(647,788)
Total Flowserve Corporation shareholders’ equity	1,936,100	1,824,993
Noncontrolling interests	38,951	33,614
Total equity	1,975,051	1,858,607
Total liabilities and equity	$5,108,719	$4,790,634

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands, except per share data)
Sales	$4,320,577	$3,615,120	$3,541,060
Cost of sales	(3,043,749)	(2,620,825)	(2,491,335)
Gross profit	1,276,828	994,295	1,049,725
Selling, general and administrative expense	(961,169)	(815,545)	(797,076)
Gain on sale of business	—	—	1,806
Net earnings from affiliates	17,894	18,469	16,304
Operating income	333,553	197,219	270,759
Interest expense	(66,924)	(46,247)	(57,617)
Loss on extinguishment of debt	—	—	(46,176)
Interest income	6,991	3,963	2,764
Other income (expense), net	(49,870)	(559)	(36,142)
Earnings before income taxes	223,750	154,376	133,588
(Provision for) benefit from income taxes	(18,562)	43,639	2,594
Net earnings, including noncontrolling interests	205,188	198,015	136,182
Less: Net earnings attributable to noncontrolling interests	(18,445)	(9,326)	(10,233)
Net earnings attributable to Flowserve Corporation	$186,743	$188,689	$125,949
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.42	$1.44	$0.97
Diluted	1.42	1.44	0.96

Weighted average shares – basic	131,117	130,630	130,305
Weighted average shares – diluted	131,931	131,315	130,857

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$205,188	$198,015	$136,182
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes of $3,735, $(20,526) and $(875) in 2023, 2022 and 2021, respectively	30,810	(98,658)	524
Pension and other postretirement effects, net of deferred taxes of $8,700, $(8,423) and $(7,474) in 2023, 2022 and 2021, respectively	(35,526)	15,309	45,058
Cash flow hedging activity, net of deferred taxes of $0, $286 and $0 in 2023, 2022 and 2021, respectively	120	403	(848)
Other comprehensive income (loss)	(4,596)	(82,946)	44,734
Comprehensive income, including noncontrolling interests	200,592	115,069	180,916
Comprehensive (income) attributable to noncontrolling interests	(5,661)	(10,579)	(8,930)
Comprehensive income attributable to Flowserve Corporation	$194,931	$104,490	$171,986

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2021	176,793	$220,991	$502,227	$3,670,543	(46,768)	$(2,059,309)	$6,164	$(609,625)	$30,330	$1,761,321
Stock activity under stock plans	—	—	(25,320)	—	414	19,134	1,050	—	—	(5,136)
Stock-based compensation	—	—	29,479	—	—	—	—	—	—	29,479
Net earnings	—	—	—	125,949	—	—	—	—	10,233	136,182
Cash dividends declared ($0.80 per share)	—	—	—	(105,469)	—	—	—	—	—	(105,469)
Repurchases of common shares	—	—	—	—	(440)	(17,531)	—	—	—	(17,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	46,036	(1,302)	44,734
Other, net	—	—	—	—	—	—	—	—	(6,235)	(6,235)
Balance — December 31, 2021	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(24,432)	—	435	20,824	(235)	—	—	(3,843)
Stock-based compensation	—	—	25,530	—	—	—	—	—	—	25,530
Net earnings	—	—	—	188,689	—	—	—	—	9,326	198,015
Cash dividends declared ($0.80 per share)	—	—	—	(105,503)	—	—	—	—	—	(105,503)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(84,199)	1,253	(82,946)
Other, net	—	—	—	—	—	—	—	—	(9,991)	(9,991)
Balance — December 31, 2022	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(28,767)	—	474	22,408	963	—	—	(5,396)
Stock-based compensation	—	—	27,808	—	—	—	—	—	—	27,808
Net earnings	—	—	—	186,743	—	—	—	—	18,445	205,188
Cash dividends declared ($0.80 per share)	—	—		(106,235)	—	—	—	—	—	(106,235)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	8,187	(12,783)	(4,596)
Other, net	—	—	—	—	—	—	—	—	(325)	(325)
Balance — December 31, 2023	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$205,188	$198,015	$136,182
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	73,464	77,636	85,175
Amortization of intangible and other assets	10,283	13,317	14,647
Loss on extinguishment of debt	—	—	46,176
Stock-based compensation	27,808	25,530	29,478
Foreign currency, asset write downs and other non-cash adjustments	(17,331)	(27,758)	29,772
Change in assets and liabilities:
Accounts receivable, net	4,744	(152,011)	(8,675)
Inventories, net	(59,831)	(147,492)	(32,124)
Contract assets, net	(41,149)	(41,768)	74,333
Prepaid expenses and other assets, net	7,825	17,461	1,302
Accounts payable	53,065	78,968	(19,505)
Contract liabilities	26,837	61,684	14,196
Accrued liabilities and income taxes payable	59,213	(5,226)	(13,948)
Retirement obligations and other	38,497	(1,430)	(15,690)
Net deferred taxes	(62,841)	(136,936)	(91,200)
Net cash flows provided (used) by operating activities	325,772	(40,010)	250,119
Cash flows — Investing activities:
Capital expenditures	(67,359)	(76,287)	(54,936)
Proceeds from disposal of assets	2,057	4,422	2,663
Proceeds from termination of cross-currency swap	—	66,004	—
Affiliate investment activity	(3,278)	(225)	(7,204)
Net cash flows provided (used) by investing activities	(68,580)	(6,086)	(59,477)
Cash flows — Financing activities:
Payments on senior notes	—	—	(1,243,548)
Proceeds from issuance of senior notes	—	—	498,280
Payments on long-term debt	(40,000)	(32,500)	(7,500)
Proceeds from issuance of long-term debt	—	—	300,000
Payments of deferred loan costs	—	—	(6,739)
Proceeds from short-term financing	280,000	45,000	—
Payments on short-term financing	(280,000)	(45,000)	—
Proceeds under other financing arrangements	1,114	1,733	1,408
Payments under other financing arrangements	(2,604)	(1,790)	(2,086)
Payments related to tax withholding for stock-based compensation	(6,245)	(4,683)	(5,984)
Repurchases of common shares	—	—	(17,531)
Payments of dividends	(104,955)	(104,549)	(104,604)
Other	(324)	(8,223)	(11,403)
Net cash flows provided (used) by financing activities	(153,014)	(150,012)	(599,707)
Effect of exchange rate changes on cash	6,529	(27,373)	(27,757)
Net change in cash and cash equivalents	110,707	(223,481)	(436,822)
Cash and cash equivalents at beginning of year	434,971	658,452	1,095,274
Cash and cash equivalents at end of year	$545,678	$434,971	$658,452
Income taxes paid (net of refunds)	$119,275	$60,085	$65,621
Interest paid	64,865	41,629	72,247
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2023

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
Coronavirus Pandemic ("COVID-19") — We continue to assess any remaining impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues. Over the past year, COVID-related supply chain, logistics and labor availability impacts decreased when compared to 2022 and have generally stabilized. The Company's consolidated financial statements presented reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the consolidated financial statements.
Russia and Ukraine Conflict - In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in March 2022 we permanently ceased all Company operations in Russia and are currently taking the necessary steps to wind down in the country.
In the first quarter of 2022, we recorded a $20.2 million pre-tax charge ($21.0 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) as of March 31, 2022, to record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under the percentage of completion ("POC") method and subsequently canceled, to establish a reserve for the estimated cost to exit the operations of our Russian subsidiary and to record a reserve for our estimated financial exposure on contracts that have been or are anticipated to be canceled.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure as of December 31, 2023 and concluded that the reserve recorded as of December 31, 2022 is sufficient and no changes to material reserves were needed. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
The following table presents the above impacts of the Russia pre-tax charge for the year ended December 31, 2022:

	Year Ended December 31, 2022
(Amounts in thousands)	Flowserve Pumps Division	Flow Control Division	Consolidated Total
Sales	$(9,330)	$—	$(9,330)
Cost of sales ("COS")	7,442	1,418	8,860
Gross loss	(16,772)	(1,418)	(18,190)
Selling, general and administrative expense ("SG&A")	13,977	1,720	15,697
Operating loss	$(30,749)	$(3,138)	$(33,887)
Terminated Acquisition — On February 9, 2023 the Company entered into a definitive agreement under which it would acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves, in an all cash transaction valued at approximately $245 million. In October 2023, the Company received notice that the required French foreign investment screening approval would not be obtained. As a result, the agreement and transaction were terminated. According to the terms of the agreement, no termination fee was paid by either party. Cumulative acquisition related expenses in 2023 associated with the transaction were $7.3 million.
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
Revenue Recognition — The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time, more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. We recognize revenue when (or as) we satisfy a performance obligation by transferring control to a customer. Transfer of control is evaluated based on the customer’s ability to direct the use of and obtain substantially all of the benefits of a performance obligation. Revenue is recognized either over time or at a point in time, depending on the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer and the nature of the products or services to be provided. Service-related revenues do not typically represent a significant portion of the contracts with our customers and do not meet the thresholds requiring separate disclosure.
Our primary method for recognizing revenue over time is the POC method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion. If control of the products and/or services does not transfer over time, then control transfers at a point in time. We determine the point in time that control transfers to a customer based on the evaluation of specific indicators, such as title transfer, risk of loss transfer, customer acceptance and physical possession. For a detailed discussion related to revenue recognition refer to Note 2.
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
We are a defendant in a number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. We have estimated that the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2053, which represents the expected end of our asbestos liability exposure with no further ongoing claims expected beyond that date. This estimate is based on the Company's historical claim experience and estimates of the number and resolution cost of potential future claims that may be filed based on anticipated levels of unique plaintiff asbestos-related claims in the U.S. tort system against all defendants, the diminished volatility and consistency of observable claims data, the period of time that has elapsed since we stopped manufacturing products that contained encapsulated asbestos and an expected downward trend in claims due to the average age of our claimants. This estimate is not discounted to present value. In light of the uncertainties and variables inherent in the long-term projection of the total asbestos liability, as part of our ongoing review of asbestos claims, each year we will reassess the projected liability of unasserted asbestos claims to be filed through 2053, and we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
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
The study from the Company's actuary, based on data as of August 31, 2023, provided for a range of possible future liability from approximately $83.0 million to $132.6 million. The Company does not believe any amount within the range of potential outcomes represents a better estimate than another given the many factors and assumptions inherent in the projections and therefore the Company has recorded the liability at the actuarial central estimate of approximately $102.9 million as of December 31, 2023. In addition, the Company has recorded estimated insurance receivables of approximately $42.9 million as of December 31, 2023. The amounts recorded for the asbestos-related liability and the related insurance receivables are based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the length of time it takes to defend, resolve, or otherwise dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded. Additionally, we have claims pending against certain insurers that, if resolved more favorably than reflected in the recorded receivables, would result in discrete gains in the applicable year. Changes recorded in the estimated liability and estimated insurance recovery based on projections of asbestos litigation and corresponding insurance coverage, result in the recognition of additional expense or income. For a discussion pertaining to the activity related to asbestos claims refer to Note 15.
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
Leases — We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 29 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
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
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of December 31, 2023 are immaterial.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The identification of our goodwill reporting units begins at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for the purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments based on the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served. This resulted in two reporting units that are consistent with our operating and reportable segments, FPD and FCD, as no components exist one level below the operating segment levels for which discrete financial information is available for review by segment management.
Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. For goodwill, we generally do not attempt a qualitative assessment and proceed directly to the quantitative test. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rate, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants.
We did not record an impairment of goodwill in 2023, 2022 or 2021. The FPD reporting unit is primarily focused on custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services. As of December 31, 2023 our FPD reporting unit had approximately $780 million of goodwill and an estimated fair value that exceeded its carrying value. The FCD reporting unit is primarily focused on a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. As of December 31, 2023 our FCD reporting unit had approximately

$402 million of goodwill and an estimated fair value that exceeded its carrying value. The key factors considered in determining the estimated fair value of our reporting units included the annual operating plan and forecasted operating results, successful execution of our current continuous improvement and identified strategic initiatives, a constant cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the industries we serve, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our reporting units as of December 31, 2023, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization as of December 31, 2023 was favorable compared with 2022 and did not indicate a potential impairment of our goodwill as of December 31, 2023.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting unit discussed above. We did not record a material impairment of our trademarks in 2023, 2022 or 2021.
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

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $48.7 million, $39.9 million and $34.2 million in 2023, 2022 and 2021, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.

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
We adopted ASU No. 2022-04 effective January 1, 2023. We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of December 31, 2023, $13.5 million remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our consolidated balance sheet.
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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The amendments enhance the disclosure requirements of significant segment expenses and other segment items. The amendments are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Early adoption is permitted. We are evaluating the impact of this ASU on our disclosures.
In December 2023, the FASB issued ASU No. 2023-08, "Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60)." The amendments require that assets that qualify as a crypto asset, in accordance with the new guidance, must be recorded and subsequently valued at fair value at each reporting period, recognizing changes within net income of the same period. The amendments also require that companies present crypto assets measured at fair value separately from other intangible assets on the balance sheet with changes related to the remeasurement of crypto assets reported separately from changes in carrying amounts of other intangible assets in the income statement. Specific disclosure is required around the activity of crypto assets during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of this ASU to be material.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." The amendments require that entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and disclose specific information about income taxes paid. The amendments eliminate previously required disclosures around changes in unrecognized tax benefits and cumulative amounts of certain temporary difference. The amendments are effective prospectively for annual periods beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of this ASU on our disclosures.

2. REVENUE RECOGNITION
The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. Longer lead time and more complex contracts with our customers typically have multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform. Service-related revenues do not typically represent a significant portion contracts with our customers and do not meet the thresholds requiring separate disclosure.
Revenue from products and services transferred to customers over time accounted for approximately 16%, 13% and 15% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Our primary method for recognizing revenue over time is the POC method. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 84%, 87% and 85% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Our revenue sources are derived from our original equipment manufacturing and our aftermarket sales and services. Our original equipment revenues are generally related to originally designed, manufactured, distributed and installed equipment that can range from pre-configured, short-cycle products to more customized, highly-engineered equipment ("Original Equipment"). Our aftermarket sales and services are derived from sales of replacement equipment, as well as maintenance, advanced diagnostic, repair and retrofitting services ("Aftermarket"). Each of our two business segments generates Original Equipment and Aftermarket revenues.
The following table presents our customer revenues disaggregated by revenue source:

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,147,906	$938,790	$2,086,696
Aftermarket	1,913,087	320,794	2,233,881
	$3,060,993	$1,259,584	$4,320,577

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$881,061	$825,508	$1,706,569
Aftermarket	1,636,939	271,612	1,908,551
	$2,518,000	$1,097,120	$3,615,120

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$899,519	$804,744	$1,704,263
Aftermarket	1,568,579	268,218	1,836,797
	$2,468,098	$1,072,962	$3,541,060

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,264,673	$556,208	$1,820,881
Latin America(1)	273,126	30,126	303,252
Middle East and Africa	538,037	146,552	684,589
Asia Pacific	436,813	302,700	739,513
Europe	548,344	223,998	772,342
	$3,060,993	$1,259,584	$4,320,577

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,060,393	$472,467	$1,532,860
Latin America(1)	222,878	23,575	246,453
Middle East and Africa	372,148	101,017	473,165
Asia Pacific	389,366	305,193	694,559
Europe	473,215	194,868	668,083
	$2,518,000	$1,097,120	$3,615,120

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$955,283	$389,766	$1,345,049
Latin America(1)	211,150	30,554	241,704
Middle East and Africa	311,161	107,533	418,694
Asia Pacific	482,596	333,513	816,109
Europe	507,908	211,596	719,504
	$2,468,098	$1,072,962	$3,541,060
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
On December 31, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $772 million. We estimate recognition of approximately $583 million of this amount as revenue in 2024 and an additional $189 million in 2025 and thereafter.
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

The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the years ended December 31, 2023 and 2022:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Balance — January 1, 2022	$195,598	$426	$202,965	$464
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(143,736)	—
Increase due to revenue recognized in the period in excess of billings	660,039	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	203,711	—
Amounts transferred from contract assets to receivables	(603,422)	(1,338)	—	—
Currency effects and other, net	(18,758)	1,209	(5,977)	595
Balance — December 31, 2022	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(209,560)	—
Increase due to revenue recognized in the period in excess of billings	890,150	932	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	238,683	1,043
Amounts transferred from contract assets to receivables	(842,780)	(435)	—	—
Currency effects and other, net	(599)	240	1,611	(559)
Balance — December 31, 2023	$280,228	$1,034	$287,697	$1,543
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

The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets as of December 31, 2023, 2022 and 2021:

(Amounts in thousands)	Accounts receivable	Short-term contract assets
Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	5,597	—
Write-offs	(10,947)	(1,450)
Currency effects and other, net	2,301	624
Ending balance, December 31 , 2023	$80,013	$4,993

Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	12,530	2,785
Write-offs	(3,188)	—
Currency effects and other, net	(616)	641
Ending balance, December 31 , 2022	$83,062	$5,819

Beginning balance, January 1, 2021	$75,176	$3,205
Charges to cost and expenses, net of recoveries	3,934	—
Write-offs	(2,015)	—
Currency effects and other, net	(2,759)	(812)
Ending balance, December 31 , 2021	$74,336	$2,393

Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables as of December 31, 2023, 2022 and 2021:

(Amounts in thousands)	2023	2022	2021
Beginning balance, January 1,	$66,377	$67,696	$67,842
Currency effects and other, net	487	(1,319)	(146)
Ending balance, December 31,	$66,864	$66,377	$67,696
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of December 31, 2023.

4. LEASES
We had $4.0 million and $2.0 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of December 31, 2023 and 2022. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

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
Other information related to our leases is as follows:

	December 31,
	2023	2022
	(Amounts in thousands)
Finance Leases:
ROU assets recorded under finance leases	$35,523	$33,427
Accumulated depreciation associated with finance leases	(16,828)	(15,851)
Total finance leases ROU assets, net(1)	$18,695	$17,576

Total finance leases liabilities(2)	$19,374	$17,939

The costs components of operating and finance leases are as follows:
	December 31,
	2023	2022	2021
	(Amounts in thousands)
Operating Lease Costs:
Fixed lease expense(3)	$55,588	$59,782	$57,482
Variable lease expense(3)	8,131	7,412	9,331
Total operating lease expense	$63,719	$67,194	$66,813

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$6,655	$5,984	$5,374
Interest on lease liabilities(4)	885	604	617
Total finance lease expense	$7,540	$6,588	$5,991
_____________________
(1) Included in property, plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

Supplemental cash flows information related to our leases is as follows:

	December 31,
(Amounts in thousands, except lease term and discount rate)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$62,303	$57,712	$61,240
Financing cash flows from finance leases(2)	8,234	6,039	5,285
ROU assets obtained in exchange for lease obligations:
Operating leases	$18,570	$26,581	$35,542
Finance leases	8,259	7,906	4,177
Weighted average remaining lease term (in years)
Operating leases	8 years	8 years	8 years
Finance leases	5 years	6 years	6 years
Weighted average discount rate (percent)
Operating leases	4.1%	4.0%	3.9%
Finance leases	4.6%	3.9%	3.4%
_____________________
(1) Included in our consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our consolidated statement of cash flows, financing activities, payments under other financing arrangements
Future undiscounted lease payments under operating and finance leases as of December 31, 2023, were as follows:

Year ending December 31,	Operating Leases	Finance Leases
	(Amounts in thousands)
2024	37,872	6,500
2025	30,336	5,282
2026	24,709	3,512
2027	21,268	1,468
2028	19,095	743
Thereafter	66,112	4,261
Total future minimum lease payments	$199,392	$21,766
Less: Imputed interest	(28,345)	(2,392)
Total	$171,047	$19,374

Other current liabilities	$32,382	$—
Operating lease liabilities	138,665	—
Debt due within one year	—	6,144
Long-term debt due after one year	—	13,230
Total	$171,047	$19,374

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	FPD	FCD	Total
	(Amounts in thousands)
Balance as of December 31, 2021	$787,213	$409,266	$1,196,479
Currency translation and other	(14,940)	(13,415)	(28,355)
Balance as of December 31, 2022	$772,273	$395,851	$1,168,124
Currency translation and other	7,723	6,378	14,101
Balance as of December 31, 2023	$779,996	$402,229	$1,182,225
The following table provides information about our intangible assets for the years ended December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$92,105	$(91,808)	$88,830	$(88,256)
Existing customer relationships(2)	5-10	80,643	(76,121)	79,472	(70,015)
Patents	9-16	26,388	(26,388)	25,639	(25,639)
Other	4-40	92,307	(55,001)	92,798	(49,481)
		$291,443	$(249,318)	$286,739	$(233,391)
Indefinite-lived intangible assets(3)		$81,824	$(1,701)	$82,640	$(1,485)
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
The following schedule outlines actual amortization expense recognized during 2023 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2023:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2023	$11,308
Estimated for year ended December 31, 2024	6,636
Estimated for year ended December 31, 2025	1,907
Estimated for year ended December 31, 2026	1,783
Estimated for year ended December 31, 2027	1,783
Estimated for year ended December 31, 2028	1,783
Thereafter	28,233

Amortization expense for finite-lived intangible assets was $11.4 million in 2022 and $13.4 million in 2021.

6. INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$407,979	$360,039
Work in process	302,655	295,678
Finished goods	278,787	245,494
Less: Excess and obsolete reserve	(109,484)	(98,013)
Inventories, net	$879,937	$803,198
During 2023, 2022 and 2021, we recognized expenses of $21.5 million, $15.4 million and $15.6 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.
7. STOCK-BASED COMPENSATION PLANS
Effective January 1, 2020, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”). The 2020 Plan replaces and supersedes the Flowserve Corporation Equity and Incentive Compensation Plan ("2010 Plan") in its entirety. The 2020 Plan authorizes the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock, in addition to any shares available for issuance or subject to forfeiture under the expired 2010 Plan. Of the shares of common stock authorized under the 2020 Plan and remaining shares under the 2010 Plan, 8,317,411 were available for issuance as of December 31, 2023. Restricted Shares primarily vest over a three year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision").
Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. As of December 31, 2023, 114,943 stock options were outstanding and exercisable, with a grant date fair value of $2.0 million recognized over three years and a weighted average exercise price of $48.63. Compensation cost associated with these stock options has been fully recognized. Using the Black-Scholes option pricing model to estimate the fair value of each option award, as of December 31, 2023 the total fair value of stock options vested was $2.0 million. No stock options were exercised during the years ended December 31, 2023, 2022 or 2021. No stock options were granted, canceled or vested during years ended December 31, 2023, 2022 or 2021. The weighted average remaining contractual life of options outstanding at December 31, 2023, 2022 and 2021 was 3.3 years, 4.3 years and 5.3 years, respectively.

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
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares, except for awards related to the 55/10 Provision which are expensed when granted. As of December 31, 2023 and 2022, we had $18.5 million and $18.0 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately one year. The total fair value of Restricted Shares vested during the years ended December 31, 2023, 2022 and 2021 was $24.2 million, $23.5 million and $25.2 million, respectively.

We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in millions)
Stock-based compensation expense	$27.8	$25.5	$29.5
Related income tax benefit	(6.3)	(5.8)	(6.7)
Net stock-based compensation expense	$21.5	$19.7	$22.8
The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2023
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,697,779	$37.17
Granted	936,683	36.72
Vested	(645,946)	37.48
Canceled	(247,030)	42.42
Outstanding — end of year	1,741,486	$36.06
Unvested Restricted Shares outstanding as of December 31, 2023, includes approximately 473,000  units with performance-based vesting provisions issuable in common stock and vest upon the achievement of predefined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2023, 2022 and 2021 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,087,000 shares based on performance targets. As of December 31, 2023, we estimate vesting of approximately 370,000 shares based on expected achievement of performance targets.

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
Foreign exchange contracts had notional values of $656.6 million and $459.2 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the length of foreign exchange contracts currently in place ranged from 8 days to 16 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands)
Current derivative assets	$1,915	$2,207
Noncurrent derivative assets	17	66
Current derivative liabilities	3,855	4,422
Noncurrent derivative liabilities	5	63
Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Gains (losses) recognized in income	$(12,914)	$(6,173)	$3,295
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

The cumulative net investment hedge (gain) loss, net of deferred taxes, under cross-currency swaps recorded in AOCL on our consolidated balance sheets are summarized below:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
(Gain) loss-included component (1)	$—	$(37,135)	$(15,578)
(Gain) loss-excluded component (2)	—	(11,875)	(2,111)
(Gain) loss recognized in AOCL	$—	$(49,010)	$(17,689)
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
Prior to the dedesignation, the cumulative impact recorded in AOCL on our consolidated balance sheets from the change in carrying value due to the remeasurement of the effective portion of the net investment hedge are summarized below:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Loss recorded in AOCL	$—	$—	$(29,554)
Prior to the dedesignation of the net investment hedge, we used the spot method to measure the effectiveness of both net investment hedges and evaluate the effectiveness on a prospective basis at the beginning of each quarter. We did not record any ineffectiveness for the period ended December 31, 2022.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 8.
The carrying value of our financial instruments as reflected in our consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 12. The estimated fair value of our Senior Notes at December 31, 2023 was $855.7 million compared to the carrying value of $990.4 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (i.e., cash and cash equivalents, accounts receivable, net and accounts payable) approximated fair value due to their short-term nature at December 31, 2023 and December 31, 2022.

10. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheets captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2023	2022
	(Amounts in thousands)
Trade accounts receivables	$935,297	$919,045
Less: allowance for expected credit losses	(67,487)	(66,444)

Other short-term receivables	26,585	32,649
Less: allowance for expected credit losses	(12,526)	(16,618)
Accounts receivable, net	$881,869	$868,632

Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2023	2022
	(Amounts in thousands)
Land	$60,312	$60,669
Buildings and improvements	427,332	425,019
Machinery, equipment and tooling	781,771	750,933
Software, furniture and fixtures and other	395,194	437,280
Gross property, plant and equipment	1,664,609	1,673,901
Less: accumulated depreciation	(1,158,451)	(1,172,956)
Property, plant and equipment, net	$506,158	$500,945
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2023	2022
	(Amounts in thousands)
Wages, compensation and other benefits	$264,914	$175,898
Commissions and royalties	20,570	18,526
Warranty costs and late delivery penalties	26,521	21,850
Sales and use tax	25,880	29,092
Income tax	24,643	32,968
Other	141,902	149,244
Accrued liabilities	$504,430	$427,578
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2023	2022
	(Amounts in thousands)
Pension and postretirement benefits	$202,583	$142,204
Deferred taxes	1,335	7,901
Legal and environmental	93,989	90,207
Uncertain tax positions and other tax liabilities	51,584	37,604
Other	39,629	31,613
Retirement obligations and other liabilities	$389,120	$309,529
"Other" includes derivative liabilities, deferred compensation liabilities, asset retirement obligations, insurance-related liabilities and other items, none of which exceed 5% of total liabilities.

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
As of December 31, 2023, we had investments in five joint ventures, one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates that were accounted for using the equity method and are immaterial for disclosure purposes.

12. DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, consisted of:

	December 31,
	2023	2022
	(Amounts in thousands)
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $4,479 and $5,055 at December 31, 2023 and 2022, respectively	495,521	494,945
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $5,164 and $5,727 at December 31, 2023 and 2022, respectively	494,836	494,273
Term Loan Facility, interest rate of 6.70% and 5.98%, net of debt issuance costs of $274 and $444 at December 31, 2023 and 2022, respectively	219,726	259,556
Finance lease obligations and other borrowings	23,467	24,712
Debt and finance lease obligations	1,233,550	1,273,486
Less amounts due within one year	66,243	49,335
Total debt due after one year	$1,167,307	$1,224,151

Scheduled maturities of our Senior Notes and other debt, are (amounts in thousands):

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2024	$59,863	$6,243	$66,106
2025	59,905	17,224	77,129
2026	99,958	—	99,958
2027	—	—	—
2028	—	—	—
Thereafter	—	990,357	990,357
Total	$219,726	$1,013,824	$1,233,550
Senior Credit Facility
On September 13, 2021, we amended and restated our credit agreement (the "Amended and Restated Credit Agreement") under our Senior Credit Facility (the "Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans ii) provides for an up to $300.0 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. Subsequently, on February 3, 2023, we amended and restated our credit agreement (the “Amendment”) which (i) replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lowered the Material Acquisition (as defined in the Credit Facility) threshold from $250.0 million to $200.0 million and (iii) extended compliance dates for certain financial covenants. We believe this Amendment will provide greater flexibility and additional liquidity under our Credit Facility as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Credit Facility remained unchanged.
The interest rates per annum applicable to the Revolving Credit Facility, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. An additional credit spread adjustment of 0.100% is included within Adjusted Term SOFR to account for the transition from LIBOR to SOFR. At December 31, 2023, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2023.
Under the terms and conditions of Senior Credit Agreement, interest rates per annum applicable to the Term Loan Facility are stated as Adjusted Term SOFR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P. At December 31, 2023, the interest rate on the Term Loan Facility was Adjusted Term SOFR plus 1.250% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.250% in the case of Base Rate loans.
As of December 31, 2023, and December 31, 2022, we had no revolving loans outstanding under the Senior Credit Facility. We had outstanding letters of credit of $127.1 million and $71.7 million at December 31, 2023, and December 31, 2022, respectively. After consideration of the outstanding letters of credit as of December 31, 2023, the amount available for borrowings under the Senior Credit Facility was limited to $672.9 million. As of December 31, 2022, the amount available for borrowings under our Revolving Credit Facility was $293.9 million. We have scheduled repayments of $15.0 million, on the Term Loan, due in each of the subsequent four quarters through December 31, 2024.
Financial Covenants — Our compliance with the financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all covenants as of December 31, 2023.

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

In August 2023, we amended the qualified plan in the U.S. for non-union employees to discontinue future benefit accruals under the qualified plan and freeze existing accrued benefits effective January 1, 2025. Benefits earned by participants under the qualified plan prior to January 1, 2025, are not affected. We also amended the U.S. non-qualified defined benefit pension plan that provides enhanced retirement benefits to select members of management. The qualified plan and the non-qualified plan are closed to new entrants effective January 1, 2024, and September 1, 2023, respectively. The amendments resulted in a curtailment of both plans during the year ended December 31, 2023. The curtailment loss incurred and the change in projected benefit obligation was immaterial.
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2023	2022	2021
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.41%	5.73%	3.00%
Rate of increase in compensation levels	4.00	3.50	3.50
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	5.75%	6.00%
Discount rate	5.73	3.00	2.62
Rate of increase in compensation levels	3.50	3.50	3.50
Weighted-average interest crediting rates	4.00%	3.79%	3.79%
At December 31, 2023 as compared with December 31, 2022, we decreased our discount rate from 5.73% to 5.41% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. In determining 2023 expense, the expected rate of return on U.S. plan assets increased to 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Service cost	$21,341	$24,680	$25,162
Interest cost	20,480	13,157	11,952
Expected return on plan assets	(23,931)	(25,345)	(25,377)
Settlement loss	15	—	—
Amortization of unrecognized prior service cost	185	175	188
Amortization of unrecognized net (gain) loss	(13)	3,461	7,725
U.S. net pension expense	$18,077	$16,128	$19,650
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2023	2022
	(Amounts in thousands)
Plan assets, at fair value	$361,174	$365,044
Benefit Obligation	(417,648)	(382,959)
Funded status	$(56,474)	$(17,915)
The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2023	2022
	(Amounts in thousands)
Current liabilities	(169)	(232)
Noncurrent liabilities	(56,305)	(17,683)
Funded status	$(56,474)	$(17,915)
The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance — January 1	$382,959	$471,825
Service cost	21,341	24,680
Interest cost	20,480	13,157
Plan amendments and settlements	(3,103)	179
Actuarial loss (gain) (1)	31,912	(87,791)
Benefits paid	(35,941)	(39,091)
Balance — December 31	$417,648	$382,959
Accumulated benefit obligations at December 31	$417,648	$382,488
_______________________________________
(1)The actuarial loss in 2023 and gain in 2022 primarily reflect the impact of changes in the discount rate. The increase in the interest crediting rate assumption also contributed to the actuarial loss in 2023.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2024	$43.4
2025	41.4
2026	38.8
2027	37.8
2028	35.3
2029-2033	154.1
The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance — January 1	$(44,455)	$(30,014)
Amortization of net (gain) loss	(10)	2,647
Amortization of prior service cost	141	134
Net loss arising during the year	(20,362)	(17,085)
Settlement loss and other	2,140	—
Prior service cost arising during the year	(56)	(137)
Balance — December 31	$(62,602)	$(44,455)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2023	2022
	(Amounts in thousands)
Unrecognized net loss	$(61,904)	$(43,725)
Unrecognized prior service cost	(698)	(730)
Accumulated other comprehensive loss, net of tax	$(62,602)	$(44,455)
The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance — January 1	$365,044	$488,281
Gain (loss) on plan assets	29,323	(84,785)
Company contributions	3,143	639
Benefits paid	(35,941)	(39,091)
Settlements	(395)	—
Balance — December 31	$361,174	$365,044
We contributed $3.1 million and $0.6 million to the U.S. defined benefit pension plans during 2023 and 2022, respectively.

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2023 and 2022 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2023	2022	2023	2022
Cash and cash equivalents	1%	1%	2%	1%
Cash and cash equivalents	1%	1%	2%	1%
Global Equity	20%	20%	21%	21%
Global Real Assets	14%	14%	15%	13%
Equity securities	34%	34%	36%	34%
Diversified Credit	14%	14%	15%	18%
Liability-Driven Investment	51%	51%	47%	47%
Fixed income	65%	65%	62%	65%
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

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2023				At December 31, 2022
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$5,798	$5,798	$—	$—	$4,072	$4,072	$—	$—
Commingled Funds:
Equity securities
Global Equity(a)	76,217	—	76,217	—	77,217	—	77,217	—
Global Real Assets(b)	54,025	—	54,025	—	46,476	—	46,476	—
Fixed income securities
Diversified Credit(c)	54,756	—	54,756	—	64,877	—	64,877	—
Liability-Driven Investment(d)	170,378	—	170,378	—	172,402	—	172,402	—
	$361,174	$5,798	$355,376	$—	$365,044	$4,072	$360,972	$—
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
(d)LDI funds seek to invest in high quality fixed income securities that collectively closely match those found in discount curves used to value the plan's liabilities.
Non-U.S. Defined Benefit Plans
We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Japan, Mexico, The Netherlands, Switzerland and the U.K. The assets of the plans in the U.K. (two plans), The Netherlands and Canada represent 88% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2023	2022	2021
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.22%	4.46%	1.71%
Rate of increase in compensation levels	3.24	3.61	3.18
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	3.97%	2.43%	2.37%
Discount rate	4.46	1.71	1.23
Rate of increase in compensation levels	3.62	3.18	3.11
Weighted-average interest crediting rates	2.29%	1.49%	1.41%

At December 31, 2023, as compared with December 31, 2022, we decreased our average discount rate for non-U.S. plans from 4.46% to 4.22% based on analysis of bonds and other publicly-traded instruments, by country, which had lower yields due to market conditions. To determine 2023 pension expense, our average expected rate of return on plan assets increased to 3.97% based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Service cost	$4,611	$5,984	$7,336
Interest cost	11,897	6,506	5,544
Expected return on plan assets	(6,659)	(5,883)	(6,204)
Amortization of unrecognized net loss	1,270	2,729	4,509
Amortization of unrecognized prior service cost	300	293	300
Settlement (gain) loss and other	(23)	(75)	640
Non-U.S. net pension expense	$11,396	$9,554	$12,125
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2023	2022
	(Amounts in thousands)
Plan assets, at fair value	$179,450	$172,276
Benefit Obligation	(297,600)	(268,364)
Funded status - Underfunded	$(118,150)	$(96,088)
The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2023	2022
	(Amounts in thousands)
Noncurrent assets	$9,563	$15,305
Current liabilities	(7,682)	(6,877)
Noncurrent liabilities	(120,031)	(104,516)
Funded status	$(118,150)	$(96,088)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance — January 1	$268,364	$420,809
Service cost	4,611	5,984
Interest cost	11,897	6,506
Employee contributions	80	71
Settlements and other	(982)	(7,944)
Actuarial losses (gains)(1)	17,082	(108,546)
Net benefits and expenses paid	(15,181)	(15,797)
Currency translation impact(2)	11,729	(32,719)
Balance — December 31	$297,600	$268,364
Accumulated benefit obligations at December 31	$279,760	$253,428
_______________________________________
(1)Actuarial losses (gains) primarily reflects the impact of changes in the discount rates for all plans.
(2)In 2023, the currency translation loss reflects the weakening of the U.S. dollar against the Euro and the British pound, while in 2022, the currency translation gains reflects the strengthening of the U.S. dollar against the Euro and the British pound.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2024	$17.5
2025	17.8
2026	18.7
2027	18.6
2028	19.8
2029-2033	101.2

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance — January 1	$(42,421)	$(70,581)
Amortization of net loss	1,631	2,450
Net (losses) gains arising during the year	(16,039)	21,099
Settlement (gains) losses	(23)	130
Prior service gain (cost) arising during the year	10	(233)
Currency translation impact and other	(3,126)	4,714
Balance — December 31	$(59,968)	$(42,421)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2023	2022
	(Amounts in thousands)
Unrecognized net loss	$(56,698)	$(39,007)
Unrecognized prior service cost	(3,270)	(3,414)
Accumulated other comprehensive loss, net of tax	$(59,968)	$(42,421)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance — January 1	$172,276	$275,941
Return (Loss) on plan assets	4,444	(71,104)
Employee contributions	80	71
Company contributions	10,221	15,657
Settlements	(967)	(8,039)
Currency translation impact	8,577	(24,453)
Net benefits and expenses paid	(15,181)	(15,797)
Balance — December 31	$179,450	$172,276
In 2023, the UK and The Netherlands plans contributed to the increase in plan assets. UK pension plans contributed to the change in the non-US plan assets due to lower asset returns in 2022. Our contributions to non-U.S. defined benefit pension plans in 2024 are expected to be approximately $2 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2023 and 2022 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2023	2022	2023	2022
Cash and cash equivalents	—%	1%	—%	1%
Cash and cash equivalents	—%	1%	—%	1%
U.K. Government Gilt Index	39%	38%	39%	38%
Liability-Driven Investment	12%	12%	12%	12%
Fixed income	51%	50%	51%	50%
Multi-asset	19%	20%	19%	20%
Buy-in Contracts	18%	19%	18%	19%
Other	12%	10%	12%	10%
Other types	49%	49%	49%	49%
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
The fair values of the non-U.S. assets were:

	At December 31, 2023				At December 31, 2022
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$706	$706	$—	—	$2,134	$2,134	$—	$—
Commingled Funds:
Fixed income securities
U.K. Government Gilt Index(a)	69,566	—	69,566	—	65,650	—	65,650	—
Liability-Driven Investment(b)	21,873	—	21,873	—	20,849	—	20,849	—
Other Types of Investments:
Multi-asset(c)	34,693	—	34,693	—	34,268	—	34,268	—
Buy-in Contracts(d)	31,692	—	—	31,692	32,313	—	—	32,313
Other(e)	20,920	—	—	20,920	17,062	—	—	17,062
	$179,450	$706	$126,132	$52,612	$172,276	$2,134	$120,767	$49,375
_______________________________________
(a)U.K. Government Gilt Index represents U.K. government issued fixed income investments which are passively managed to track their respective benchmarks.
(b)LDI seeks to invest in fixed income securities that collectively closely match those found in discount curves used to value the plan's liabilities.

(c)Multi-asset seeks an attractive risk-adjusted return by investing in a diversified portfolio of strategies, including equities and fixed income.
(d)The Buy-in Contracts ("Contract" or "Contracts") represent assets held by plans, whereby the cost of providing benefits to plan participants is funded by the Contract. The Contracts are held by the plans for the benefit of plan participants in the Netherlands and U.K. The fair value of these assets are based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation. The fair value of asset held in the Netherlands Contract as of January 1, 2023 was $15.7 million, with contributions and currency adjustments resulting in a fair value of $16.9 million at December 31, 2023. Similarly, the fair value of asset held in the U.K. plan Contract as of January 1, 2023 was $16.6 million, with contributions and currency adjustments resulting in a fair value of $14.8 million at December 31, 2023.
(e)Includes assets held by plans outside the United Kingdom, the Netherlands and Canada. Details have not been provided due to immateriality.
Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2023	2022
	(Amounts in thousands)
Benefit Obligation	$590,015	$529,531
Accumulated benefit obligation	577,942	519,287
Fair value of plan assets	407,307	401,285
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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2023	2022	2021
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	5.57%	5.83%	2.83%
Weighted average assumptions used to determine net expense:
Discount rate	5.83%	2.83%	2.32%
The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.00% for 2023, 7.25% for 2022 and 7.50% for 2021, with a gradual decrease to 5.00% for 2032 and future years.
Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Interest cost	$761	$464	$399
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net loss (gain)	53	192	(21)
Net postretirement benefit expense	$936	$778	$500
The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2023	2022
	(Amounts in thousands)
Postretirement Benefit Obligation	$12,417	$13,353
Funded status	$(12,417)	$(13,353)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2023	2022
	(Amounts in thousands)
Current liabilities	$(2,037)	$(2,086)
Noncurrent liabilities	(10,380)	(11,267)
Funded status	$(12,417)	$(13,353)
The following is a reconciliation of the postretirement Benefit Obligation:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance — January 1	$13,353	$17,021
Interest cost	761	464
Employee contributions	379	792
Medicare subsidies receivable	60	—
Actuarial gain	(49)	(1,747)
Net benefits and expenses paid	(2,087)	(3,177)
Balance — December 31	$12,417	$13,353
The following presents expected benefit payments for future periods (amounts in millions):

Expected Payments
2024	$2.1
2025	1.9
2026	1.7
2027	1.5
2028	1.3
2029-2033	4.7

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2023	2022
	(Amounts in thousands)
Balance — January 1	$(496)	$(2,072)
Amortization of net loss	41	147
Amortization of prior service cost	93	93
Net gain arising during the year	37	1,336
Balance — December 31	$(325)	$(496)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2023	2022
	(Amounts in thousands)
Unrecognized net gain	$130	$55
Unrecognized prior service cost	(455)	(551)
Accumulated other comprehensive income, net of tax	$(325)	$(496)
We made contributions to the postretirement medical plans to pay benefits of $1.6 million in 2023, $2.4 million in 2022 and $3.3 million in 2021. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $23.6 million in 2023, $21.9 million in 2022 and $19.9 million in 2021.

14. EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$186,743	$188,689	$125,949
Dividends on restricted shares not expected to vest	—	—	—
Earnings attributable to common and participating shareholders	$186,743	$188,689	$125,949
Weighted average shares:
Common stock	131,074	130,591	130,277
Participating securities	43	39	28
Denominator for basic earnings per common share	131,117	130,630	130,305
Effect of potentially dilutive securities	814	685	552
Denominator for diluted earnings per common share	131,931	131,315	130,857
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.42	$1.44	$0.97
Diluted	1.42	1.44	0.96
Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted shares, restricted share units and performance share units.
For the years ended December 31, 2023, 2022 and 2021, unvested restricted shares of 118,781, 118,334 and 156,578, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	2023	2022	2021
Beginning claims, January 1,(1)	8,139	8,712	8,366
New claims	2,470	2,454	2,482
Resolved claims	(2,545)	(2,204)	(2,211)
Other(2)	172	(823)	75
Ending claims, December 31,(1)	8,236	8,139	8,712
____________________
(1) Beginning and ending claims data in each period excludes inactive claims, as the Company assumes that inactive cases will not be pursued further by the respective plaintiffs. A claim is classified as inactive either due to inactivity over a period of time or if designated as inactive by the applicable court.
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

The following table presents the changes in the estimated asbestos liability as of December 31, 2023, 2022 and 2021:

(Amounts in thousands)	2023	2022	2021
Beginning balance, January 1,	$98,652	$94,423	$99,530
Asbestos liability adjustments, net	22,237	14,782	4,783
Cash payment activity	(12,589)	(5,733)	(7,521)
Other, net	(5,397)	(4,820)	(2,369)
Ending balance, December 31,	$102,903	$98,652	$94,423

The Company incurred expenses of approximately $22.1 million, $14.8 million and $10.0 million during the periods ended December 31, 2023, 2022 and 2021, respectively, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in the Consolidated Statements of Income.
The Company had cash inflows/(outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(18.4) million, $4.2 million and $(4.7) million during the periods ended December 31, 2023, 2022 and 2021, respectively.
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

16. WARRANTY RESERVE
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Balance — January 1	$22,047	$23,893	$27,944
Accruals for warranty expense, net of adjustments	26,528	17,342	19,179
Settlements made	(21,877)	(19,188)	(23,230)
Balance — December 31	$26,698	$22,047	$23,893

17. SHAREHOLDERS’ EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared at its discretion.

Dividends declared per share were as follows:

	Year Ended December 31,
	2023	2022	2021
Dividends declared per share	$0.80	$0.80	$0.80
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased no shares of our outstanding common stock during the years ended December 31, 2023 and 2022, compared to 440,000 repurchases of shares of our outstanding common stock for $17.5 million during the year ended December 31, 2021. As of December 31, 2023, we had $96.1 million of remaining capacity under our current share repurchase program. Effective February 19, 2024, the Board of Directors authorized an increase in our total remaining capacity in the share repurchase program to $300.0 million.

18. INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Current:
U.S. federal	$24,766	$45,130	$66,486
Foreign	51,431	40,876	29,987
State and local	5,018	6,177	1,478
Total current provision (benefit)	81,215	92,183	97,951
Deferred:
U.S. federal	3,665	(88,498)	(92,021)
Foreign	(62,944)	(42,756)	(4,339)
State and local	(3,374)	(4,568)	(4,185)
Total deferred provision (benefit)	(62,653)	(135,822)	(100,545)
Total provision (benefit)	$18,562	$(43,639)	$(2,594)
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in millions)
Statutory federal income tax at 21%	$47.0	$32.4	$28.1
Base Erosion and Anti-abuse Tax	—	(7.6)	7.6
Foreign impact, net	10.4	(22.3)	(158.0)
Change in valuation allowances	(34.5)	(50.5)	146.6
State and local income taxes, net	1.6	1.6	(2.7)
Reversal of deferred tax liabilities following legal entity reorganizations	—	—	(22.6)
Research and development credit	(2.9)	(1.0)	(3.6)
Non-deductible items	2.6	2.3	4.4
U.S. federal tax return to accrual adjustments, not separately disclosed in other categories	(4.8)	1.8	(0.8)
Recognition of compensation costs related to restricted shares	0.7	2.4	(1.3)
Intercompany profit in inventory	0.2	(2.0)	(0.3)
Other, net	(1.7)	(0.7)	—
Total	18.6	(43.6)	(2.6)
Effective tax rate	8.3%	(28.3)%	(1.9)%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which provided the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain deductible payments to foreign affiliates. For the year ended December 31, 2023, we are not subject to BEAT tax, and the previously recorded 2021 BEAT tax was reversed in 2022 following finalization of the 2021 U.S. federal income tax return.
For the year ended December 31, 2023, the change in valuation allowances is driven mainly by the release of the valuation allowance against our deferred tax assets by $18.9 million in Brazil and $14.6 million in France. The Company determined that the net deferred tax assets in Brazil and France are realizable based on recent history of profitability and future income projections.
For the year ended December 31, 2022, the change in valuation allowances is driven mainly by the release of the valuation allowance against our deferred tax assets by $13.2 million in Germany, $22.4 million in Mexico and $44.4 million release of the valuation allowance on our U.S. foreign tax credit carryforwards on general category income partially offset by a valuation allowance establishment of $13.6 million in Argentina. The Company determined that the net deferred tax assets in Germany and Mexico are realizable based on recent history of profitability and future income projections. In addition, we determined that the U.S. foreign tax credit carryforwards on general category income were realizable based on the development of a tax planning strategy.
For the years ended December 31, 2023, 2022 and 2021 we have asserted indefinite reinvestment on certain earnings of our foreign subsidiaries. As of December 31, 2023, we have not recorded approximately $28.7 million of deferred tax liabilities associated with remaining unremitted earnings considered indefinitely reinvested, specifically related to foreign withholding taxes that would be due upon repatriation of the designated earnings to the U.S. While the company has estimated the foreign withholding tax impact related to distributing earnings currently deemed permanently reinvested, the calculation of the potential US tax consequences associated with the distribution of earnings currently deemed permanently reinvested is impracticable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2023	2022
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$34,526	$20,553
Net operating loss carryforwards	186,337	183,541
Compensation accruals	41,688	22,046
Credit and capital loss carryforwards	185,162	197,774
Warranty and accrued liabilities	47,614	49,302
Capitalized research and experimental expenditures	60,542	54,486
Other	122,678	126,334
Total deferred tax assets	678,547	654,036
Valuation allowances	(347,673)	(356,557)
Net deferred tax assets	$330,874	$297,479
Deferred tax liabilities related to:
Goodwill and intangibles	$(81,245)	$(123,088)
Foreign undistributed earnings	(10,477)	(11,154)
Operating lease right-of-use-assets	(20,198)	(20,453)
Other	(1,930)	(1,395)
Total deferred tax liabilities	(113,850)	(156,090)
Deferred tax asset (liabilities), net	$217,024	$141,389

We had $1,555.3 million of U.S. and foreign net operating loss carryforwards at December 31, 2023. Of this total, $14.8 million are state net operating losses. State net operating losses generated in the U.S., if unused, will expire in 2027. $226.3 million of our foreign net operating losses carry forward without expiration. The majority of our Hungarian net operating loss of $1,177.6 million that has a full valuation allowance (see discussion below), if unused, will expire in 2024, 2025 and 2028. The remaining foreign net operating losses of $136.6 million that do not carry forward without expiration, if unused, will expire between 2024-2043. Additionally, we had $63.5 million of foreign tax credit carryforwards at December 31, 2023, that have a valuation allowance on the foreign branch category income (see discussion below), if unused, will expire between 2028-2033.

The following schedule presents the changes in deferred tax asset valuation allowance as follows:

(Amounts in thousands)	Balance at beginning of year	Additions charged to cost and expenses	Additions charged to other accounts - currency effects and other, net	Deductions from reserve	Balance at end of year
Year Ended December 31, 2023
Deferred tax asset valuation allowance(1):	$356,557	$19,684	$25,367	$(53,936)	$347,672
Year Ended December 31, 2022
Deferred tax asset valuation allowance(1):	415,962	36,822	(11,775)	(84,452)	356,557
Year Ended December 31, 2021
Deferred tax asset valuation allowance(1):	287,410	178,203	(15,572)	(34,079)	415,962
______________________________
(1)Deductions from reserve result from the release of valuation allowances on deferred tax assets, expiration or utilization of net operating losses and foreign tax credits previously reserved. Additions to reserve result from the establishment of valuation allowances on deferred tax assets, generation of net operating losses and foreign tax credits.
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign jurisdictions as of December 31, 2023. As of each reporting date, management considers new evidence, both positive and negative that could affect its view of the future realization of net deferred tax assets. We asses our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
Our valuation allowances primarily relate to the deferred tax assets established for U.S. foreign tax credit carryforwards on foreign branch category income of $49.1 million, Hungarian net operating loss carryforward of $106.0 million, a foreign capital loss carryforward of $114.7 million, and other foreign deferred tax assets of $77.9 million. The Hungarian net operating loss carryforward was a result of a local statutory impairment of investments in subsidiaries in 2021. It is more likely than not that the loss will not be utilized within its five year carryforward period and, therefore, has a full valuation allowance. The foreign capital loss carryforward was the result of a reorganization of certain foreign subsidiaries in 2019. Due to its capital nature, it is more likely than not that the loss will not be utilized within its ten year carryforward period and, therefore, has a full valuation allowance.

Earnings before income taxes comprised:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
U.S.	$212,631	$63,508	$(52,915)
Foreign	11,119	90,868	186,504
Total	$223,750	$154,376	$133,589
A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2023	2022	2021
Balance — January 1	$50.2	$49.9	$54.8
Gross amount of increase (decrease) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	(9.1)	5.4	8.0
During the current period	7.4	5.8	4.5
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(2.8)	(5.5)	(10.2)
Lapse of the applicable statute of limitations	(1.4)	(4.1)	(5.1)
Increase (decrease) in unrecognized tax benefits relating to foreign currency translation adjustments	1.9	(1.3)	(2.1)
Balance — December 31	$46.2	$50.2	$49.9
The amount of gross unrecognized tax benefits at December 31, 2023, was $71.2 million, which includes $25.0 million of accrued interest and penalties. Of this amount $53.2 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2017 or foreign income tax audits for years through 2016. We are currently under examination for various years in Austria, Canada, China, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, the Philippines, Saudi Arabia, Singapore, Switzerland, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $4.0 million within the next 12 months.

19. BUSINESS SEGMENT INFORMATION
Our business segments, which are the same as our reportable segments, share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively.
We conduct our operations through two business segments based on type of product and how we manage the business:
•FPD for custom, highly-engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and

•FCD for engineered-to-order and configured-to-order isolation values, control valves, valve automation products and related equipment.
Our corporate headquarters does not constitute a separate division or business segment. Amounts classified as "Eliminations and All Other" include corporate headquarters costs and other minor entities that do not constitute separate segments. Inter segment sales and transfers are recorded at cost plus a profit margin, with the sales and related margin on such sales eliminated in consolidation.
The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2023, 2022 and 2021 reconciled to the amounts reported in the consolidated financial statements.

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2023:
Sales to external customers	$3,060,993	$1,259,584	$4,320,577	$—	$4,320,577
Intersegment sales	3,487	6,448	9,935	(9,935)	—
Segment operating income (loss)	348,867	148,034	496,901	(163,348)	333,553
Depreciation and amortization	47,628	17,249	64,877	18,870	83,747
Identifiable assets	3,191,726	1,333,973	4,525,699	583,020	5,108,719
Capital expenditures	41,613	15,953	57,566	9,793	67,359

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2022:
Sales to external customers	$2,518,000	$1,097,120	$3,615,120	$—	$3,615,120
Intersegment sales	4,508	3,489	7,997	(7,997)	—
Segment operating income (loss)	207,957	113,417	321,374	(124,155)	197,219
Depreciation and amortization	49,654	18,931	68,585	22,368	90,953
Identifiable assets	3,110,733	1,269,690	4,380,423	410,211	4,790,634
Capital expenditures	34,295	17,178	51,473	24,814	76,287

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2021:
Sales to external customers	$2,468,098	$1,072,962	$3,541,060	$—	$3,541,060
Intersegment sales	2,750	2,924	5,674	(5,674)	—
Segment operating income (loss)	243,203	119,651	362,854	(92,095)	270,759
Depreciation and amortization	51,094	21,286	72,380	27,442	99,822
Identifiable assets	2,927,346	1,223,316	4,150,662	599,106	4,749,768
Capital expenditures	21,575	12,283	33,858	21,078	54,936

Geographic Information — We attribute sales to different geographic areas based on our facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes, goodwill and intangible assets. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2023
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,821,751	42.2%	$394,395	44.7%
EMA(1)	1,503,776	34.8%	289,061	32.8%
Asia(2)	584,759	13.5%	140,596	15.9%
Other(3)	410,291	9.5%	58,059	6.6%
Consolidated total	$4,320,577	100.0%	$882,111	100.0%

	Year Ended December 31, 2022
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,536,961	42.5%	$412,896	46.6%
EMA(1)	1,210,436	33.5%	274,511	30.9%
Asia(2)	524,952	14.5%	144,206	16.2%
Other(3)	342,771	9.5%	56,132	6.3%
Consolidated total	$3,615,120	100.0%	$887,745	100.0%

	Year Ended December 31, 2021
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,376,771	38.9%	$476,176	49.2%
EMA(1)	1,270,326	35.9%	298,426	30.8%
Asia(2)	557,314	15.7%	141,810	14.6%
Other(3)	336,649	9.5%	51,688	5.4%
Consolidated total	$3,541,060	100.0%	$968,100	100.0%
___________________________________
(1)"EMA" includes Europe, the Middle East and Africa. U. K. accounted for approximately 11% for 2023, 10% for 2022 and 10% for 2021, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.
(2)"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.
(3)"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented approximately 62% of total sales in both 2023 and 2022 and 67% of total sales in 2021.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss (AOCL), net of related tax effects:

	2023				2022
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total(1)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total(1)
Balance - January 1	$(554,683)	$(86,356)	$(933)	$(641,972)	$(456,025)	$(101,665)	$(1,336)	$(559,026)
Other comprehensive income (loss) before reclassifications (3)	30,810	(37,218)	—	(6,408)	(98,658)	16,684	314	(81,660)
Amounts reclassified from AOCL	—	1,692	120	1,812	—	(1,375)	89	(1,286)
Net current-period other comprehensive income (loss) (3)	30,810	(35,526)	120	(4,596)	(98,658)	15,309	403	(82,946)
Balance - December 31	$(523,873)	$(121,882)	$(813)	$(646,568)	$(554,683)	$(86,356)	$(933)	$(641,972)
_______________________________________
(1)Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.0) million, $5.8 million and $4.6 million for December 31, 2023, 2022 and 2021, respectively. Also includes the cumulative impacts from the changes in fair value of our cross-currency swaps, which were $49.0 million and $17.7 million for December 31, 2022 and 2021, respectively.
(2)Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3)Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2023(1)	2022(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(1,310)	$(6,382)
Prior service costs(2)	Other income (expense), net	(608)	(591)
Settlements and other(2)	Other income (expense), net	8	(75)
	Tax benefit (expense)	218	8,423
	Net of tax	$(1,692)	$1,375

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(120)	$(117)
	Tax benefit (expense)	—	28
	Net of tax	$(120)	$(89)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 13 for additional details.

21. REALIGNMENT PROGRAMS
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities ("2020 Realignment Program"). As of December 31, 2022, the 2020 Realignment Program was substantially complete.
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Program." The 2023 Realignment Program activities were identified and implemented in phases throughout 2023. The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions and professional service fees. Expenses are primarily reported in cost of sales ("COS") or selling, general and administrative ("SG&A"), as applicable, in our consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $87 million of which $17 million is estimated to be non-cash. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment.

Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our Realignment Programs:

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$2,962	$6,405	$9,367	$66	$9,433
SG&A	50	9,777	9,827	—	9,827
	$3,012	$16,182	$19,194	$66	$19,260
Non-Restructuring Charges
COS	$7,835	$4,171	$12,006	$(427)	$11,579
SG&A	14,483	1,616	16,099	19,099	35,198
	$22,318	$5,787	$28,105	$18,672	$46,777

Total Realignment Charges
COS	$10,797	$10,576	$21,373	$(361)	$21,012
SG&A	14,533	11,393	25,926	19,099	45,025
Total	$25,330	$21,969	$47,299	$18,738	$66,037

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$768	$93	$861	$—	$861
SG&A	—	(4)	(4)	—	(4)
	$768	$89	$857	$—	$857
Non-Restructuring Charges
COS	$(530)	$86	$(444)	$(61)	$(505)
SG&A	148	(391)	(243)	(274)	(517)
	$(382)	$(305)	$(687)	$(335)	$(1,022)

Total Realignment Charges
COS	$238	$179	$417	$(61)	$356
SG&A	148	(395)	(247)	(274)	(521)
Total	$386	$(216)	$170	$(335)	$(165)

	December 31, 2021
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$8,046	$811	$8,857	$—	$8,857
SG&A	665	(9)	656	—	656
	$8,711	$802	$9,513	$—	$9,513
Non-Restructuring Charges
COS	$6,203	$1,196	$7,399	$590	$7,989
SG&A	368	708	1,076	3,913	4,989
	$6,571	$1,904	$8,475	$4,503	$12,978

Total Realignment Charges
COS	$14,249	$2,007	$16,256	$590	$16,846
SG&A	1,033	699	1,732	3,913	5,645
Total	$15,282	$2,706	$17,988	$4,503	$22,491

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$2,962	$6,405	$9,367	$66	$9,433
SG&A	50	9,777	9,827	—	9,827
	$3,012	$16,182	$19,194	$66	$19,260
Non-Restructuring Charges
COS	$7,835	$4,171	$12,006	$(427)	$11,579
SG&A	14,483	1,616	16,099	19,099	35,198
	$22,318	$5,787	$28,105	$18,672	$46,777

Total Realignment Charges
COS	$10,797	$10,576	$21,373	$(361)	$21,012
SG&A	14,533	11,393	25,926	19,099	45,025
Total	$25,330	$21,969	$47,299	$18,738	$66,037

Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to the termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets, divestiture of certain non-strategic assets and inventory write-downs. Other costs generally include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges. Restructuring charges include charges related to approved, but not yet announced, site closures.
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our Realignment Programs:

	December 31, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$7,085	$301	$794	$1,253	$9,433
SG&A	950	—	8,871	6	9,827
Total	$8,035	$301	$9,665	$1,259	$19,260

	December 31, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$122	$327	$273	$139	$861
SG&A	(4)	—	—	—	(4)
Total	$118	$327	$273	$139	$857

	December 31, 2021
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$964	$34	$2,683	$5,176	$8,857
SG&A	167	—	—	489	656
Total	$1,131	$34	$2,683	$5,665	$9,513

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Program:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$7,085	$301	$794	$1,253	$9,433
SG&A	950	—	8,871	6	9,827
Total	$8,035	$301	$9,665	$1,259	$19,260

The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the years ended December 31, 2023 and 2022:

(Amounts in thousands)	2023	2022
Balance at January 1,	$965	$4,868
Charges	9,594	584
Cash expenditures	(2,110)	(3,518)
Other non-cash adjustments, including currency	(265)	(969)
Balance at December 31,	$8,184	$965

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2023, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2023, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Other
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

    Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5 -1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2023, no such plans or other arrangements were adopted, terminated or modified.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” “Delinquent Section 16(a) Reports,” to the extent applicable, and “Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2024 annual meeting of shareholders.
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

ITEM 11.EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote to Approve Executive Compensation,” “Delinquent Section 16(a) Reports,” to the extent applicable, “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2024 annual meeting of shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2024 annual meeting of shareholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Board Committees” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2024 annual meeting of shareholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2024 annual meeting of shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2023 and 2022:
For each of the three years in the period ended December 31, 2023:
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

3.2
Flowserve Corporation By-Laws, as amended and restated effective April 12, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) filed on April 12, 2023).

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

4.5
Fourth Supplemental Indenture, dated September 21, 2020, between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 22, 2020).

4.6
Fifth Supplemental Indenture, dated September 23, 2021, by and between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 23, 2021).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2019).
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

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2023, among Flowserve Corporation, Bank of American, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).

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
10.7
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).*

10.8
Amendment to the Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

10.9
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.10+	Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2024.*
10.11+	Flowserve Corporation Retirement Savings Plan, amended and restated effective January 1, 2024.*
10.12
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2018).*

10.13+	Amendment No. 1 to the Flowserve Corporation Supplemental Executive Retirement Plan dated August 29, 2023.*
10.14+	Amendment No. 2 to the Flowserve Corporation Supplemental Executive Retirement Plan dated December 15, 2023.*
10.15+	Flowserve Corporation Supplemental Retirement Savings Plan effective as of January 1, 2024.*
10.16	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.17	Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 11, 2019).*
10.18
Amendment to Flowserve Corporation 2020 Long-Term Incentive Plan, dated December 8, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.19
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

10.20
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.21
Flowserve Corporation Change In Control Severance Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2018).*

10.22
Flowserve Corporation Executive Officer Severance Plan, as amended and restated effective August 17, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2022).*

10.23
Flowserve Corporation Annual Incentive Plan, amended and restated effective August 17, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2022).*

10.24
Form of 2023 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Annual Award) (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.25
Form of 2021 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Retention Award) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual report on Form 10-K (File No. 001-13179) for the year ended December 31, 2021).*

Exhibit No.	Description
10.26	Form of 2022 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*
10.27
Form of 2023 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.28	Form of 2022 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*
10.29	Amendment to Performance Restricted Stock Unit Agreements under the Flowserve Corporation 2020 Long-Term Incentive Plan by and between Flowserve Corporation and R. Scott Rowe dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2022).*
14.1	Flowserve Corporation Employee Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of August 15, 2019).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Flowserve Corporation Dodd-Frank Clawback Policy.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
_______________________________________

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David E. Roberts	Non-Executive Chairman of the Board	February 20, 2024
David E. Roberts

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
R. Scott Rowe

/s/ Amy B. Schwetz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Amy B. Schwetz

/s/ Scott K. Vopni	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Scott K. Vopni

/s/ Sujeet Chand	Director	February 20, 2024
Sujeet Chand

/s/ Ruby R. Chandy	Director	February 20, 2024
Ruby R. Chandy

/s/ Gayla J. Delly	Director	February 20, 2024
Gayla J. Delly

/s/ John L. Garrison	Director	February 20, 2024
John L. Garrison

/s/ Cheryl H. Johnson	Director	February 20, 2024
Cheryl H. Johnson

/s/ Michael C. McMurray	Director	February 20, 2024
Michael C. McMurray

/s/ Thomas B. Okray	Director	February 20, 2024
Thomas B. Okray

/s/ Kenneth I. Siegel	Director	February 20, 2024
Kenneth I. Siegel

/s/ Carlyn R. Taylor	Director	February 20, 2024
Carlyn R. Taylor