Form 10-Q
period 2024-03-31
FLOWSERVE CORP
filed 2024-04-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 19, 2024 there were 131,654,386 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended March 31, 2024 and 2023 (unaudited)	1
Condensed Consolidated Balance Sheets – March 31, 2024 and December 31, 2023 (unaudited)	2
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended March 31, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2024 and 2023 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	35
SIGNATURES	36
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Sales	$1,087,479	$980,305
Cost of sales	(748,511)	(683,475)
Gross profit	338,968	296,830
Selling, general and administrative expense	(228,418)	(244,268)
Net earnings from affiliates	2,529	4,624
Operating income	113,079	57,186
Interest expense	(15,317)	(16,211)
Interest income	1,169	1,494
Other income (expense), net	(874)	(8,020)
Earnings (loss) before income taxes	98,057	34,449
Provision for income taxes	(20,142)	(4,453)
Net earnings (loss), including noncontrolling interests	77,915	29,996
Less: Net earnings attributable to noncontrolling interests	(3,695)	(3,230)
Net earnings (loss) attributable to Flowserve Corporation	$74,220	$26,766
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$0.56	$0.20
Diluted	0.56	0.20

Weighted average shares – basic	131,510	130,930
Weighted average shares – diluted	132,368	131,754

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2024	2023
Net earnings (loss), including noncontrolling interests	$77,915	$29,996
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $828 and $717, respectively	(28,244)	13,506
Pension and other postretirement effects, net of taxes of $76 and $(12), respectively	1,376	(443)
Cash flow hedging activity, net of taxes of $(35) and $(9), respectively	(5)	30
Other comprehensive income (loss)	(26,873)	13,093
Comprehensive income (loss), including noncontrolling interests	51,042	43,089
Comprehensive (income) loss attributable to noncontrolling interests	(3,482)	(68)
Comprehensive income (loss) attributable to Flowserve Corporation	$47,560	$43,021

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$531,981	$545,678
Accounts receivable, net of allowance for expected credit losses of $78,305 and $80,013, respectively	914,357	881,869
Contract assets, net of allowance for expected credit losses of $4,986 and $4,993, respectively	287,058	280,228
Inventories	883,341	879,937
Prepaid expenses and other	149,840	116,065
Total current assets	2,766,577	2,703,777
Property, plant and equipment, net of accumulated depreciation of $1,162,548 and $1,158,451, respectively	499,499	506,158
Operating lease right-of-use assets, net	163,183	156,430
Goodwill	1,173,368	1,182,225
Deferred taxes	215,216	218,358
Other intangible assets, net	119,355	122,248
Other assets, net of allowance for expected credit losses of $66,357 and $66,864, respectively	212,727	219,523
Total assets	$5,149,925	$5,108,719

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$549,515	$547,824
Accrued liabilities	547,382	504,430
Contract liabilities	279,216	287,697
Debt due within one year	66,428	66,243
Operating lease liabilities	31,635	32,382
Total current liabilities	1,474,176	1,438,576
Long-term debt due after one year	1,152,336	1,167,307
Operating lease liabilities	144,740	138,665
Retirement obligations and other liabilities	382,461	389,120
Contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	483,963	506,525
Retained earnings	3,900,922	3,854,717
Treasury shares, at cost – 45,372 and 45,885 shares, respectively	(1,992,404)	(2,014,474)
Deferred compensation obligation	6,767	7,942
Accumulated other comprehensive loss	(666,259)	(639,601)
Total Flowserve Corporation shareholders’ equity	1,953,980	1,936,100
Noncontrolling interests	42,232	38,951
Total equity	1,996,212	1,975,051
Total liabilities and equity	$5,149,925	$5,108,719
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2024	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(31,219)	—	570	24,619	(1,175)	—	—	(7,775)
Stock-based compensation	—		8,657	—	—	—	—	—	—	8,657
Net earnings	—	—	—	74,220	—	—	—	—	3,695	77,915
Cash dividends declared ($0.21 per share)	—	—	—	(28,015)	—	—	—	—	—	(28,015)
Repurchases of common shares	—	—	—	—	(57)	(2,549)	—	—	—	(2,549)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(26,659)	(214)	(26,873)
Other, net	—	—	—	—	—	—	—	1	(200)	(199)
Balance — March 31, 2024	176,793	$220,991	$483,963	$3,900,922	(45,372)	$(1,992,404)	$6,767	$(666,259)	$42,232	$1,996,212

Balance — January 1, 2023	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(25,290)	—	437	20,365	(127)	—	—	(5,052)
Stock-based compensation	—		9,953	—	—	—	—	—	—	9,953
Net earnings	—	—	—	26,766	—	—	—	—	3,230	29,996
Cash dividends declared ($0.20 per share)	—	—	—	(26,596)	—	—	—	—	—	(26,596)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	16,254	(3,161)	13,093
Other, net	—	—	—	—	—	—	—	—	(304)	(304)
Balance — March 31, 2023	176,793	$220,991	$492,147	$3,774,379	(45,922)	$(2,016,517)	$6,852	$(631,534)	$33,379	$1,879,697
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2024	2023
Cash flows – Operating activities:
Net earnings (loss), including noncontrolling interests	$77,915	$29,996
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	19,326	18,928
Amortization of intangible and other assets	2,254	2,663
Stock-based compensation	8,657	9,953
Foreign currency, asset write downs and other non-cash adjustments	1,189	(2,728)
Change in assets and liabilities:
Accounts receivable, net	(39,687)	(26,249)
Inventories	(11,452)	(70,721)
Contract assets, net	(8,051)	4,325
Prepaid expenses and other, net	(16,001)	(16,019)
Accounts payable	5,053	7,008
Contract liabilities	(6,372)	32,676
Accrued liabilities	30,917	35,374
Retirement obligations and other liabilities	(2,426)	9,477
Net deferred taxes	935	(8,095)
Net cash flows provided (used) by operating activities	62,257	26,588
Cash flows – Investing activities:
Capital expenditures	(13,610)	(15,318)
Other	24	(1,138)
Net cash flows provided (used) by investing activities	(13,586)	(16,456)
Cash flows – Financing activities:
Payments on term loan	(15,000)	(10,000)
Proceeds under other financing arrangements	72	78
Payments under other financing arrangements	(25)	(1,515)
Repurchases of common shares	(2,549)	—
Payments related to tax withholding for stock-based compensation	(8,857)	(5,850)
Payments of dividends	(27,654)	(26,229)
Other	(201)	(303)
Net cash flows provided (used) by financing activities	(54,214)	(43,819)
Effect of exchange rate changes on cash and cash equivalents	(8,154)	3,442
Net change in cash and cash equivalents	(13,697)	(30,245)
Cash and cash equivalents at beginning of period	545,678	434,971
Cash and cash equivalents at end of period	$531,981	$404,726
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three months ended March 31, 2024 and 2023 and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").
Coronavirus ("COVID-19") and Related Impacts - We continue to assess any remaining impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues. COVID-related supply chain, logistics and labor availability impacts decreased when compared to 2023 and 2022 and have generally stabilized. The Company's condensed consolidated financial statements presented reflect management's estimates and assumptions regarding the effects of COVID-19 as of the date of the condensed consolidated financial statements.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure as of March 31, 2024 and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.

Terminated Acquisition — On February 9, 2023, the Company entered into a definitive agreement to acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves. In October 2023, the Company received notice that the required French foreign investment screening approval was not obtained. As a result, the transaction was terminated. Acquisition related expenses incurred during 2023 associated with the transaction were $7.3 million.
Accounting Developments
Pronouncements Implemented
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
We adopted ASU No. 2022-04 effective January 1, 2023. We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees, subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of March 31, 2024, and December 31, 2023, $7.8 million and $13.5 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheet.
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
In March 2023, the FASB issued ASU No. 2023-02, "Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The amendments allow companies to account for all of their tax equity investments using the proportional amortization method if certain conditions are met. Companies can elect to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than unilaterally or on an individual investment basis. The amendments are effective on either a modified retrospective or retrospective basis for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, depending on whether the company elects to evaluate its investments for which it still expects to receive income tax credits or other income tax benefits as of the beginning of the period of adoption or at the beginning of the earliest period presented. The adoption of this ASU did not have a material impact on our condensed consolidated balance sheets, condensed consolidated statements of income or condensed consolidated statements of cash flows.
Pronouncements Not Yet Implemented
In August 2023, the FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The amendments require that newly formed joint ventures measure the net assets and liabilities contributed at fair value. Subsequent measurement is in accordance with the requirements for acquirers of a business in Sections 805-10-35, 805-20-35, and 805-30-35, and other generally accepted accounting principles. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, but companies may elect to apply the amendments retrospectively to joint ventures formed prior to January 1, 2025, if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. We do not expect the impact of this ASU to be material.
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
In December 2023, the FASB issued ASU No. 2023-08, "Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60)." The amendments require that assets that qualify as a crypto asset, in accordance with the new guidance, must be recorded and subsequently valued at fair value at each reporting period, recognizing changes within net income of the same period. The amendments also require that companies present crypto assets measured at fair value separately from other intangible assets on the balance sheet with changes related to the remeasurement of crypto assets reported separately from changes in carrying amounts of other intangible assets in the income statement. Specific disclosure is required around the activity of crypto assets during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. We do not own crypto assets, and therefore, do not expect the impact of this ASU to be material.
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
Revenue from products and services transferred to customers over time accounted for approximately 17% and 14% of total revenue for the three-month period ended March 31, 2024 and 2023, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. We recognize revenue at a point in time at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 83% and 86% of total revenue for the three-month period ended March 31, 2024 and 2023, respectively. Refer to Note 2 to our consolidated financial statements included in our 2023 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•Flowserve Pumps Division ("FPD") designs and manufactures custom, highly engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•Flow Control Division ("FCD") designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
Our revenue sources are derived from our original equipment manufacturing and our aftermarket sales and services. Our original equipment revenues are generally related to originally designed, manufactured, distributed and installed equipment that can range from pre-configured, short-cycle products to more customized, highly engineered equipment ("Original Equipment"). Our aftermarket sales and services are derived from sales of replacement equipment, as well as maintenance, advanced diagnostic, repair and retrofitting services ("Aftermarket"). Each of our two business segments generate Original Equipment and Aftermarket revenues.
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2024
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$285,038	$243,562	$528,600
Aftermarket	483,725	75,154	558,879
	$768,763	$318,716	$1,087,479

	Three Months Ended March 31, 2023
	FPD	FCD	Total
Original Equipment	$252,732	$210,753	$463,485
Aftermarket	446,746	70,074	516,820
	$699,478	$280,827	$980,305

Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended March 31, 2024
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$310,469	$129,002	$439,471
Latin America(2)	70,385	5,034	75,419
Middle East and Africa	136,261	46,227	182,488
Asia Pacific	106,294	76,447	182,741
Europe	145,354	62,006	207,360
	$768,763	$318,716	$1,087,479

	Three Months Ended March 31, 2023
	FPD	FCD	Total
North America(1)	$282,272	$125,681	$407,953
Latin America(2)	63,989	7,863	71,852
Middle East and Africa	114,370	28,401	142,771
Asia Pacific	113,371	67,828	181,199
Europe	125,476	51,054	176,530
	$699,478	$280,827	$980,305
_________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On March 31, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $637 million. We estimate recognition of approximately $427 million of this amount as revenue in the remainder of 2024 and an additional $210 million in 2025 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2024 and 2023:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2024	$280,228	$1,034	$287,697	$1,543
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(101,602)	(295)
Revenue recognized in the period in excess of billings	166,318	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	90,523	—
Amounts transferred from contract assets to receivables	(156,948)	(713)	—	—
Currency effects and other, net	(2,540)	342	2,598	(16)
Ending balance, March 31, 2024	$287,058	$663	$279,216	$1,232

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2023	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(117,035)	—
Revenue recognized in the period in excess of billings	136,965	4	—	—
Billings arising during the period in excess of revenue recognized	—	—	146,262	164
Amounts transferred from contract assets to receivables	(137,865)	—	—	—
Currency effects and other, net	(693)	4	5,448	2,983
Ending balance, March 31, 2023	$231,864	$305	$291,638	$4,206
___________________________________
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
Our primary exposure to expected credit losses is through our accounts receivables and contract assets. For these financial assets, we record an allowance for expected credit losses that, when deducted from the gross asset balance, presents the net amount expected to be collected. Primarily, our experience of historical credit losses provides the basis for our estimation of the allowance. We estimate the allowance based on an aging schedule and according to historical losses as determined from our history of billings and collections. Additionally, we adjust the allowance for factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and geopolitical risks. We also consider both the current and forecasted macroeconomic conditions as of the reporting date. As identified and needed, we adjust the allowance and recognize adjustments in the income statement each period. Accounts receivable are written off against the allowance in the period when the receivable is deemed to be uncollectible and further collection efforts have ceased. Subsequent recoveries of previously written off amounts are reflected as a reduction to credit impairment losses in the condensed consolidated statements of income.

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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the three months ended March 31, 2024 and 2023:

(Amounts in thousands)	Accounts receivables	Short-term contract assets
Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	4,316	—
Write-offs	(4,642)	(10)
Currency effects and other, net	(1,382)	3
Ending balance, March 31, 2024	$78,305	$4,986

Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	2,440	—
Write-offs	(4,325)	—
Currency effects and other, net	1,340	(230)
Ending balance, March 31, 2023	$82,517	$5,589
Our allowance on long-term receivables, included in other assets, net, represents receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the three months ended March 31, 2024 and 2023:

(Amounts in thousands)	2024	2023
Balance at January 1,	$66,864	$66,377
Currency effects and other, net	(507)	(802)
Balance at March 31,	$66,357	$65,575
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of March 31, 2024.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 7,100,632 were available for issuance as of March 31, 2024. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2024, 114,943 stock options with a weighted average exercise price of $48.63 and a weighted average remaining contractual life of 3 years were outstanding and exercisable. No stock options have been granted or vested since 2020.

 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $39.2 million at March 31, 2024, which is expected to be recognized over a remaining weighted-average period of approximately two years. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2024 and 2023 was $25.7 million and $21.8 million, respectively.
We recorded stock-based compensation expense of $8.7 million ($6.7 million after-tax) and $10.0 million ($7.7 million after-tax) for the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2024
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2024	1,741,486	$36.06
Granted	730,434	41.81
Vested	(702,095)	36.63
Forfeited	(34,982)	32.76
Outstanding as of March 31, 2024	1,734,843	$38.32
Unvested Restricted Shares outstanding as of March 31, 2024 included approximately 512,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2024, 2023 and 2022 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,177,000 shares based on performance targets. As of March 31, 2024, we estimate vesting of approximately 512,000 shares based on expected achievement of performance targets.

5.Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Note 7 for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected hedge accounting for our foreign exchange forward contracts and the changes in the fair values are recognized immediately in our condensed consolidated statements of income.
Foreign exchange forward contracts with third parties had a notional value of $640.2 million and $656.6 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the length of foreign exchange forward contracts currently in place ranged from 2 days to 20 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2024	2023
Current derivative assets	$2,387	$1,915
Noncurrent derivative assets	—	17
Current derivative liabilities	2,223	3,855
Noncurrent derivative liabilities	37	5
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Gains (losses) recognized in income	$5,288	$(1,983)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
6.Debt
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2024	2023
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $4,332 and $4,479, respectively	$495,668	$495,521
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $5,021 and $5,164, respectively	494,979	494,836
Term Loan, interest rate of 6.70% at March 31, 2024 and 6.70% at December 31, 2023, net of debt issuance costs of $236 and $274, respectively	204,764	219,726
Finance lease obligations and other borrowings	23,353	23,467
Debt and finance lease obligations	1,218,764	1,233,550
Less amounts due within one year	66,428	66,243
Total debt due after one year	$1,152,336	$1,167,307

Senior Credit Facility
As discussed in Note 12 to our consolidated financial statements included in our 2023 Annual Report, our credit agreement (the "Senior Credit Agreement") provides a $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300 million unsecured term loan facility (the "Term Loan") with a maturity date of September 13, 2026. On February 3, 2023, we amended and restated our credit agreement (the “Amendment”) which (i) replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lowered the Material Acquisition (as defined in the Senior Credit Facility) threshold from $250.0 million to $200.0 million and (iii) extended compliance dates for certain financial covenants. We believe this Amendment will provide greater flexibility and additional liquidity under our Senior Credit Facility as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Senior Credit Facility remained unchanged.
The interest rates per annum applicable to the Revolving Credit Facility, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. An additional credit spread adjustment of 0.100% is included within Adjusted Term SOFR to account for the transition from LIBOR to SOFR. At March 31, 2024, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of
Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended March 31, 2024.
Under the terms and conditions of the Senior Credit Agreement, interest rates per annum applicable to the Term Loan are stated as Adjusted Term SOFR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P. At March 31, 2024, the interest rate on the Term Loan was Adjusted Term SOFR plus 1.250% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.250% in the case of Base Rate loans.
As of March 31, 2024 and December 31, 2023, we had no revolving loans outstanding under the Senior Credit Facility and we had outstanding letters of credit of $127.8 million and $127.1 million, respectively. In April 2024 the Company borrowed $100.0 million on the Revolving Credit Facility for general corporate purposes and, as of April 29, 2024, the Company has $100 million outstanding. After consideration of the outstanding letters of credit as of March 31, 2024, the amount available for borrowings under the Senior Credit Facility was limited to $672.2 million. As of December 31, 2023, the amount available for borrowings under our Revolving Credit Facility was $672.9 million. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of March 31, 2024.

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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6. The estimated fair value of our Senior Notes at March 31, 2024 was $858.5 million compared to the carrying value of $990.6 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2024 and December 31, 2023.

8.Inventories
Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2024	2023
Raw materials	$420,515	$407,979
Work in process	309,443	302,655
Finished goods	263,080	278,787
Less: Excess and obsolete reserve	(109,697)	(109,484)
Inventories	$883,341	$879,937

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2024	2023
Net earnings of Flowserve Corporation	$74,220	$26,766
Earnings attributable to common and participating shareholders	$74,220	$26,766
Weighted average shares:
Common stock	131,464	130,886
Participating securities	46	44
Denominator for basic earnings per common share	131,510	130,930
Effect of potentially dilutive securities	858	824
Denominator for diluted earnings per common share	132,368	131,754
Earnings per common share:
Basic	$0.56	$0.20
Diluted	0.56	0.20

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.

10.Legal Matters and Contingencies
Asbestos-Related Claims
We are a defendant in a substantial number of lawsuits that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. While the overall number of asbestos-related claims in which we or our predecessors have been named has generally declined in recent years, the number of such claims may fluctuate or increase between periods, and there can be no assurance that this trend will continue, or that the average cost per claim to us will not further increase. Asbestos-containing materials incorporated into any such products were encapsulated and used as internal components of process equipment, and we do not believe that significant emission of asbestos fibers occurred during the use of this equipment.
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning claims(1)	8,236	8,139
New claims	617	577
Resolved claims	(847)	(640)
Other(2)	219	(5)
Ending claims(1)	8,225	8,071
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2024	2023
Beginning balance, January 1,	$102,903	$98,652
Asbestos liability adjustments, net	—	(106)
Cash payment activity	(1,919)	(3,766)
Other, net	(1,592)	(1,495)
Ending balance, March 31,	$99,392	$93,285

During both of the three months ended March 31, 2024 and 2023 the Company incurred expenses (net of insurance) of approximately $1.8 million to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within selling, general and administrative ("SG&A") in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(3.7) million and $(5.6) million, respectively, during the three months ended March 31, 2024 and 2023, respectively.
Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a portion of existing claims should continue to be covered by insurance or indemnities, in whole or in part.
We believe that our reserve for asbestos claims and the receivable for recoveries from insurance carriers that we have recorded for these claims reflect reasonable and probable estimates of these amounts. Our estimate of our ultimate exposure for asbestos claims, however, is subject to significant uncertainties, including the timing and number and types of new claims, unfavorable court rulings, judgments or settlement terms and ultimate costs to settle. Additionally, the continued viability of carriers may also impact the amount of probable insurance recoveries. We believe that these uncertainties could have a material adverse impact on our business, financial condition, results of operations and cash flows, though we currently believe the likelihood is remote.
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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended March 31, 2024 and 2023 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2024	2023	2024	2023	2024	2023
Service cost	$5.7	$5.0	$1.3	$1.1	$—	$—
Interest cost	5.4	5.2	3.0	2.9	0.2	0.2
Expected return on plan assets	(6.0)	(6.3)	(1.9)	(1.6)	—	—
Amortization of unrecognized prior service cost and other costs	—	—	0.1	0.1	—	—
Amortization of unrecognized net loss	—	—	0.6	0.3	—	—
Net periodic cost recognized	$5.1	$3.9	$3.1	$2.8	$0.2	$0.2

The components of net periodic cost for pension and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statements of income.
In August 2023, we amended the Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees to discontinue future benefit accruals under the Qualified Plan and freeze existing accrued benefits effective January 1, 2025. Benefits earned by participants under the Qualified Plan prior to January 1, 2025, are not affected. We also amended the Company-sponsored non-qualified defined benefit pension plan in the United States (the "Non-Qualified Plan") that provides enhanced retirement benefits to select members of management. The Qualified Plan and the Non-Qualified Plan were closed to new entrants effective January 1, 2024, and September 1, 2023, respectively. The amendments resulted in a curtailment of both plans during the year ended December 31, 2023. The curtailment loss incurred and the change in projected benefit obligation was immaterial.

12.Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2024	2023
Dividends declared per share	$0.21	$0.20
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. As of December 31, 2023, we had $96.1 million of remaining capacity under the prior share repurchase authorization. Effective February 19, 2024, the Board of Directors approved an increase in our total remaining capacity under the share repurchase program to $300.0 million. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 57,000 shares of our outstanding common stock for $2.5 million during the three months ended March 31, 2024, compared to no repurchases of shares for the same period in 2023. As of March 31, 2024, we had $297.5 million of remaining capacity under our current share repurchase program.

13.Income Taxes
For the three months ended March 31, 2024, we earned $98.1 million before taxes and recorded a provision for income taxes of $20.1 million resulting in an effective tax rate of 20.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2024 primarily due to the net impact of foreign operations and state income taxes.
For the three months ended March 31, 2023, we earned $34.4 million before taxes and recorded a provision for income taxes of $4.5 million resulting in an effective tax rate of 12.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2023 primarily due to the benefits of a tax planning strategy, partially offset by the net impact of foreign operations and state income taxes.
As of March 31, 2024, the amount of unrecognized tax benefits increased by $1.1 million from December 31, 2023. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2017 or non-U.S. income tax audits for years through 2016. We are currently under examination for various years in Austria, Canada, China, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, the Philippines, Saudi Arabia, Singapore, Switzerland, the United States and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $5 million within the next 12 months.
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of March 31, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible that there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
On December 20, 2021 the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of March 31, 2024, the company is not expecting material impacts under currently enacted legislation.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended March 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$768,763	$318,716	$1,087,479	$—	$1,087,479
Intersegment sales	637	1,802	2,439	(2,439)	—
Segment operating income	110,894	34,708	145,602	(32,523)	113,079

	Three Months Ended March 31, 2023
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$699,478	$280,827	$980,305	$—	$980,305
Intersegment sales	638	790	1,428	(1,428)	—
Segment operating income	79,072	18,534	97,606	(40,420)	57,186

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in AOCL, net of tax for the three months ended March 31, 2024 and 2023:

	2024				2023
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1,	$(523,873)	$(121,882)	$(813)	$(646,568)	$(554,683)	$(86,356)	$(933)	$(641,972)
Other comprehensive income (loss) before reclassifications (3)	(28,244)	517	—	(27,727)	13,506	(865)	—	12,641
Amounts reclassified from AOCL	—	859	(5)	854	—	422	30	452
Net current-period other comprehensive income (loss) (3)	(28,244)	1,376	(5)	(26,873)	13,506	(443)	30	13,093
Balance - March 31,	$(552,117)	$(120,506)	$(818)	$(673,441)	$(541,177)	$(86,799)	$(903)	$(628,879)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.0) million and $5.8 million at January 1, 2024 and 2023, respectively, and $7.2 million and $2.7 million at March 31, 2024 and 2023, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2024(1)	2023(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(630)	$(283)
Prior service costs(2)	Other income (expense), net	(153)	(151)
	Tax benefit (expense)	(76)	12
	Net of tax	$(859)	$(422)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(30)	$(39)
	Tax benefit (expense)	35	9
	Net of tax	$5	$(30)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11 for additional details.

16.Realignment Programs
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go to market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. During 2023 we also initiated certain product and portfolio optimization activities. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing into 2024. The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with the workforce reductions and professional service fees. Expenses are primarily reported in cost of sales ("COS") or SG&A, as applicable, in our condensed consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $100 million of which $18 million is estimated to be non-cash. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our 2023 Realignment Programs:

	Three Months Ended March 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$4,414	$15	$4,429	$—	$4,429
SG&A	701	—	701	—	701
	$5,115	$15	$5,130	$—	$5,130
Non-Restructuring Charges
COS	$630	$752	$1,382	$(138)	$1,244
SG&A	340	114	454	339	793
	$970	$866	$1,836	$201	$2,037
Total Realignment Charges
COS	$5,044	$767	$5,811	$(138)	$5,673
SG&A	1,041	114	1,155	339	1,494
Total	$6,085	$881	$6,966	$201	$7,167

	Three Months Ended March 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(1,012)	$—	$(1,012)	$66	$(946)
SG&A	—	8,905	8,905	—	8,905
	$(1,012)	$8,905	$7,893	$66	$7,959
Non-Restructuring Charges
COS	$1,402	$11	$1,413	$(265)	$1,148
SG&A	2,050	1	2,051	5,721	7,772
	$3,452	$12	$3,464	$5,456	$8,920
Total Realignment Charges
COS	$390	$11	$401	$(199)	$202
SG&A	2,050	8,906	10,956	5,721	16,677
Total	$2,440	$8,917	$11,357	$5,522	$16,879

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$7,376	$6,420	$13,796	$66	$13,862
SG&A	751	9,777	10,528	—	10,528
	$8,127	$16,197	$24,324	$66	$24,390
Non-Restructuring Charges
COS	$8,465	$4,923	$13,388	$(565)	$12,823
SG&A	14,823	1,730	16,553	19,438	35,991
	$23,288	$6,653	$29,941	$18,873	$48,814
Total Realignment Charges
COS	$15,841	$11,343	$27,184	$(499)	$26,685
SG&A	15,574	11,507	27,081	19,438	46,519
Total	$31,415	$22,850	$54,265	$18,939	$73,204
Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to the termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets, divestiture of certain non-strategic assets and inventory write-downs. Other costs generally include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges. Restructuring charges include charges related to approved, but not yet announced, facility closures.
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2023 Realignment Programs:

	Three Months Ended March 31, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$3,985	$—	$—	$444	$4,429
SG&A	701	—	—	—	701
Total	$4,686	$—	$—	$444	$5,130

	Three Months Ended March 31, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$186	$66	$(1,303)	$105	$(946)
SG&A	5	—	8,900	—	8,905
Total	$191	$66	$7,597	$105	$7,959

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$11,070	$301	$794	$1,697	$13,862
SG&A	1,651	—	8,871	6	10,528
Total	$12,721	$301	$9,665	$1,703	$24,390
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the three months ended March 31, 2024 and 2023:

(Amounts in thousands)	2024	2023
Balance at January 1,	$8,184	$965
Charges, net of adjustments	5,130	362
Cash expenditures	(387)	(234)
Other non-cash adjustments, including currency	(849)	(55)
Balance at March 31,	$12,078	$1,038

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2023 Annual Report.
EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. We currently have approximately 16,000 employees globally and a footprint of manufacturing facilities and QRCs in more than 50 countries.
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are intended to maximize operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 156 QRCs (some of which are shared by our two business segments) located around the globe provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
Our operations are conducted through two business segments that are referenced throughout this MD&A:
•FPD designs and manufactures custom, highly engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and

•FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint, our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively and our shared leadership for operational support functions, such as research and development marketing and supply chain.
The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, SIHI, INNOMAG, Valtek, Limitorque, Durco, Argus and Durametallic, which we believe to be one of the most comprehensive in the industry. Our products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction ("EPC") firms, original equipment manufacturers, distributors and end users.
We continue to leverage our QRC network to be positioned as near to customers as possible for service and support in order to capture valuable aftermarket business. Along with seeking to ensure that we have the local capability to sell, install and service our equipment in remote regions, we seek to continuously improve our global operations. We continuously strive to enhance our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long-term. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improve our supply chain management capability to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through our operational excellence program. The goal of the program, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
Throughout the COVID-19 pandemic we engaged in a number of cost savings measures in order to help mitigate the adverse effects of the pandemic on our financial results, including certain realignment activities. In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing into 2024.
2024 Outlook
As our operations have generally stabilized from the COVID-19 pandemic, we have seen growth from our supportive served end-markets and our focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our sales volume is expected to deliver sustainable and healthy growth, while our 2023 Realignment Programs and the new operating model have unlocked gains in organizational efficiency. With our strong backlog and supportive market environment, we expect to continue revenue growth in 2024.
The strong U.S. dollar has made and may continue to make our products more expensive overseas and has resulted in challenges to meeting our international customers' pricing expectations in certain cases. We will continue to be proactive in our efforts to stay competitive in our prices and market share.
As of March 31, 2024, we have cash and cash equivalents of $532.0 million and $672.2 million of borrowings available under our Senior Credit Facility. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the sufficient liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three months ended March 31, 2024 and 2023
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.

The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing into 2024. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $100 million of which $18 million is estimated to be non-cash. Based on the activities of the 2023 Realignment Programs initiated to date, we estimate that we recognized cost savings of approximately $45 million through March 31, 2024. Upon completion of the activities of the 2023 Realignment Programs that have been identified and initiated to date, we expect to achieve annualized cost savings in excess of $100 million. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment related to our 2023 Realignment Programs.

	Three Months Ended March 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$5,044	$767	$5,811	$(138)	$5,673
SG&A	1,041	114	1,155	339	1,494
Total	$6,085	$881	$6,966	$201	$7,167

	Three Months Ended March 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$390	$11	$401	$(199)	$202
SG&A	2,050	$8,906	10,956	5,721	16,677
Total	$2,440	$8,917	$11,357	$5,522	$16,879

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Bookings	$1,038.3	$1,057.2
Sales	1,087.5	980.3

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2024 decreased by $18.9 million, or 1.8%, as compared with the same period in 2023. The decrease included negative currency effects of less than one million. The decreased bookings were driven by decreased customer orders in the oil and gas, chemical and water management industries, partially offset by power generation and general industries. The decrease in customer bookings was driven by original equipment bookings.

Sales for the three months ended March 31, 2024 increased by $107.2 million, or 10.9%, as compared with the same period in 2023. The increase included currency benefits of approximately $3 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific, Africa and Middle East. Net sales to international customers, including export sales from the United States, were approximately 64% and 63% of total sales for the three months ended March 31, 2024 and 2023, respectively. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 53% of total sales for the same period in 2023.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,612.5 million at March 31, 2024 decreased by $82.6 million, or 3.1%, as compared with December 31, 2023. Currency effects provided a decrease of approximately $26 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 38% of the backlog at March 31, 2024 and 37% of the backlog at December 31, 2023 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $637 million, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2024	2023
Gross profit	$339.0	$296.8
Gross profit margin	31.2%	30.3%

Gross profit for the three months ended March 31, 2024 increased by $42.2 million, or 14.2%, as compared with the same period in 2023. Gross profit margin for the three months ended March 31, 2024 of 31.2% increased from 30.3% for the same period in 2023. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and higher sales volume, partially offset by higher broad-based annual incentive compensation and increased charges of $5.5 million related to our 2023 Realignment Programs as compared to the same period in 2023.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2024	2023
SG&A	$228.4	$244.3
SG&A as a percentage of sales	21.0%	24.9%

SG&A for the three months ended March 31, 2024 decreased by $15.9 million, or 6.5%, as compared with the same period in 2023. Currency effects yielded an increase of approximately $1 million. SG&A decreased due to decreased charges of $15.2 million related to our 2023 Realignment Programs, $3.1 million of expense related to the terminated Velan acquisition incurred in the first quarter of 2023 that did not recur, a $2.9 million write-down of an impaired licensing intangible in the first quarter of 2023 that did not recur, and a reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia, partially offset by an increase in research and development costs of $4.9 million and an increase in bad debt expense of $2.4 million as compared with the same period in 2023. SG&A as a percentage of sales for the three months ended March 31, 2024 decreased 390 basis points primarily due to increased sales leverage and cost decreases.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Net earnings from affiliates	$2.5	$4.6

Net earnings from affiliates for the three months ended March 31, 2024 decreased by $2.1 million, or 45.7%, as compared with the same period in 2023. The decrease in net earnings was primarily a result of decreased earnings of our FPD joint ventures in Chile and South Korea.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2024	2023
Operating income	$113.1	$57.2
Operating income as a percentage of sales	10.4%	5.8%

Operating income for the three months ended March 31, 2024 increased by $55.9 million, or 97.7%, as compared with the same period in 2023. The increase included negative currency effects of approximately $1 million. The increase was primarily a result of the $42.2 million increase in gross profit combined with the $15.9 million decrease in SG&A.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Interest expense	$(15.3)	$(16.2)
Interest income	1.2	1.5

Interest expense for the three months ended March 31, 2024 decreased $0.9 million, as compared with the same period in 2023, primarily due to lower outstanding debt, partially offset by higher effective interest rates as compared with the same period in 2023.
Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Other income (expense), net	$(0.9)	$(8.0)

Other expense, net for the three months ended March 31, 2024 decreased $7.1 million as compared with the same period in 2023, due primarily to a $1.5 million decrease in losses from transactions in currencies other than our sites' functional currencies and $7.3 million increase in gains arising from transactions on foreign exchange forward contracts, partially offset by a $0.8 million increase in pension related costs. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Hungarian forint, Mexican peso, and United Arab Emirates dirhams during the three months ended March 31, 2024, as compared with the same period in 2023.
Income Taxes and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2024	2023
Provision for (benefit from) income taxes	$20.1	$4.5
Effective tax rate	20.5%	12.9%

The effective tax rate of 20.5% for the three months ended March 31, 2024 increased from 12.9% for the same period in 2023. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2024 primarily due to the net impact of foreign operations and state income taxes. Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Other comprehensive income (loss)	$(26.9)	$13.1

Other comprehensive income (loss) for the three months ended March 31, 2024 decreased by $40.0 million from income of $13.1 million in the same period in 2023. The loss was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, Chinese yuan, Singapore dollar and Mexican peso versus the U.S. dollar during the three months ended March 31, 2024, as compared with the same period in 2023.
Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pumps Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD includes highly engineered pump products with longer lead times and mechanical seals, which are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. FPD operates in 49 countries with 36 manufacturing facilities worldwide, 11 of which are located in Europe and the Middle East, 11 in North America, eight in Asia and six in Latin America, and it operates 131 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2024	2023
Bookings	$703.5	$728.5
Sales	769.4	700.1
Gross profit	247.9	221.4
Gross profit margin	32.2%	31.6%
SG&A	139.7	147.0
Segment operating income	110.9	79.1
Segment operating income as a percentage of sales	14.4%	11.3%

Bookings for the three months ended March 31, 2024 decreased by $25.0 million, or 3.4%, as compared with the same period in 2023. The decrease included currency benefits of approximately $1 million. The decrease in customer bookings was driven by decreased customer orders in the oil and gas, power generation and chemical industries, partially offset by increased customer orders in the general and water management industries. Customer bookings decreased $25.3 million into Asia Pacific, $16.6 million into the Middle East, $9.6 million into Africa, and $0.6 million into North America, and were partially offset by increased customer orders of $14.2 million into Europe and $13.6 million into Latin America. The decrease was driven by original equipment bookings.
Sales for the three months ended March 31, 2024 increased by $69.3 million, or 9.9% as compared with the same period in 2023 and included currency benefits of approximately $3 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $28.7 million into North America, $20.2 million into Europe, $18.7 million into the Middle East, $6.5 million into Latin America, and $3.4 million into Africa were partially offset by decreased sales of $7.0 million into Asia Pacific.
Gross profit for the three months ended March 31, 2024 increased by $26.5 million, or 12.0%, as compared with the same period in 2023. Gross profit margin for the three months ended March 31, 2024 of 32.2% increased from 31.6% for the same period in 2023. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and higher sales volume, partially offset by increased charges of $4.7 million related to our 2023 Realignment Programs and higher broad-based annual incentive compensation as compared to the same period in 2023.
SG&A for the three months ended March 31, 2024 decreased by $7.3 million, or 5.0%, as compared with the same period in 2023. Currency effects provided an increase of less than one million. The decrease in SG&A was primarily due to a reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia and a decrease of $1.0 million related to our 2023 Realignment Programs, partially offset by a $4.0 million increase in research and development costs and higher broad-based annual incentive compensation as compared to the same period in 2023.
Operating income for the three months ended March 31, 2024 increased by $31.8 million, or 40.2%, as compared with the same period in 2023. The increase included negative currency effects of less than one million. The increase was primarily due to the $26.5 million increase in gross profit and the $7.3 million decrease in SG&A.
Backlog of $1,784.2 million at March 31, 2024 decreased by $107.5 million, or 5.7%, as compared with December 31, 2023. Currency effects provided a decrease of approximately $20 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 44 manufacturing facilities and QRCs in 22 countries around the world, with five of its 19 manufacturing operations located in the United States, eight located in Europe and the Middle East, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2024	2023
Bookings	$341.1	$332.0
Sales	320.5	281.6
Gross profit	92.7	80.3
Gross profit margin	28.9%	28.5%
SG&A	58.0	61.8
Segment operating income	34.7	18.5
Segment operating income as a percentage of sales	10.8%	6.6%

Bookings for the three months ended March 31, 2024 increased by $9.1 million, or 2.7%, as compared with the same period in 2023. Bookings included negative currency effects of approximately $1 million. The increase in customer bookings was primarily driven by increased customer orders in the oil and gas and power generation industries, partially offset by decreased customer orders in the chemical, general and water management industries. Increased customer bookings were driven by increased orders of $27.2 million into Asia Pacific, $8.7 million into Europe, $2.3 million into Africa, and $1.2 million into Latin America, partially offset by decreased orders of $20.6 million into North America and $8.7 million into the Middle East. The increase was primarily driven by customer aftermarket bookings.
Sales for the three months ended March 31, 2024 increased $38.9 million, or 13.8%, as compared with the same period in 2023. The increase included negative currency effects of less than one million. The increase was driven by both aftermarket and original equipment customer sales. The increase was primarily driven by increased customer sales of $12.7 million into the Middle East, $11.0 million into Europe, $5.1 million into Africa, and $3.3 million into North America, partially offset by decreased sales of $2.8 million into Latin America.
Gross profit for the three months ended March 31, 2024 increased by $12.4 million, or 15.4%, as compared with the same period in 2023. Gross profit margin for the three months ended March 31, 2024 of 28.9% increased from the 28.5% for the same period in 2023. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and higher sales volume, partially offset by slightly unfavorable mix, increased charges of less than one million related to our Realignment Programs and higher broad-based annual incentive compensation as compared to the same period in 2023.
SG&A for the three months ended March 31, 2024 decreased by $3.8 million, or 6.1%, as compared with the same period in 2023. Currency effects provided an increase of less than one million. The decrease in SG&A was primarily due to decreased charges of $8.8 million related to our 2023 Realignment Programs and $3.1 million of expense related to the terminated Velan acquisition incurred in the first quarter of 2023 that did not recur, partially offset by a $2.0 million increase in research and development costs and $1.0 million increase in bad debt expense as compared to the same period in 2023.
Operating income for the three months ended March 31, 2024 increased by $16.2 million, or 87.6%, as compared with the same period in 2023. The increase included negative currency effects of less than one million. The increase was primarily due to the $12.4 million increase in gross profit and $3.8 million decrease in SG&A.
Backlog of $841.7 million at March 31, 2024 increased by $14.9 million, or 1.8%, as compared with December 31, 2023. Currency effects provided a decrease of approximately $6 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Net cash flows provided (used) by operating activities	$62.3	$26.6
Net cash flows provided (used) by investing activities	(13.6)	(16.5)
Net cash flows provided (used) by financing activities	(54.2)	(43.8)
Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at March 31, 2024 was $532.0 million as compared with $545.7 million at December 31, 2023.
Our cash balance decreased by $13.7 million to $532.0 million at March 31, 2024, as compared with December 31, 2023. The cash activity during the first three months of 2024 included cash provided by operating activities, $27.7 million in dividend payments, $13.6 million in capital expenditures, $15.0 million of payments on our Term Loan and $2.5 million of share repurchases.
For the three months ended March 31, 2024, our cash provided by operating activities was $62.3 million, as compared to cash provided of $26.6 million for the same period in 2023. Cash flow used for working capital increased for the three months ended March 31, 2024, due primarily to increased cash flows used by or decreased cash flows provided by accounts receivable, contract assets, accounts payable, contract liabilities, accrued liabilities, and retirement obligations and other liabilities partially offset by increased cash flows provided by or decreased cash flows used by inventories, prepaid expenses and other assets, and net deferred taxes as compared to the same period in 2023.
Increases in accounts receivable used $39.7 million of cash flow for the three months ended March 31, 2024, as compared to $26.2 million used for the same period in 2023. As of March 31, 2024, our days’ sales outstanding ("DSO") was 76 days as compared with 83 days as of March 31, 2023.
Increases in contract assets used $8.1 million of cash flow for the three months ended March 31, 2024, as compared with cash flows provided of $4.3 million for the same period in 2023.
Increases in inventory used $11.5 million and $70.7 million of cash flow for the three months ended March 31, 2024 and March 31, 2023, respectively. Inventory turns were 3.3 times at March 31, 2024, as compared to 3 times as of March 31, 2023.
Increases in accounts payable provided $5.1 million of cash flow for the three months ended March 31, 2024, as compared with $7.0 million of cash provided for the same period in 2023. Increases in accrued liabilities provided $30.9 million of cash flow for the three months ended March 31, 2024, as compared with $35.4 million of cash flow provided for the same period in 2023.
Decreases in contract liabilities used $6.4 million of cash flow for the three months ended March 31, 2024, as compared to cash flows provided of $32.7 million for the same period in 2023.
Cash flows used by investing activities during the three months ended March 31, 2024 were $13.6 million, as compared to cash flows used of $16.5 million for the same period in 2023. Capital expenditures during the three months ended March 31, 2024 were $13.6 million, a decrease of $1.7 million as compared with the same period in 2023. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2024, we currently estimate capital expenditures to be between $75 million and $85 million before consideration of any acquisition activity.

Cash flows used by financing activities during the three months ended March 31, 2024 were $54.2 million, as compared to $43.8 million of cash flows used for the same period in 2023. Cash outflows in the three months ended March 31, 2024 resulted primarily from the $15.0 million of payments on our Term Loan and $27.7 million of dividend payments. Cash outflows during the three months ended March 31, 2023 resulted primarily from the $10.0 million of payments on our Term Loan and $26.2 million of dividend payments.
Our Senior Credit Facility Agreement matures in September 13, 2026. Approximately $45 million of our outstanding Term Loan is due to mature in the remainder of 2024 and approximately $60 million in 2025. As of March 31, 2024, we had an available capacity of $672.2 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6 to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the three months ended March 31, 2024 we have made no cash contributions to our U.S. pension plan. We have no obligation to make contributions to our U.S. pension plans in 2024, but have authorization for contributions up to $20 million. At December 31, 2023, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of March 31, 2024, we have $297.5 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of March 31, 2024.
As of March 31, 2024, we have cash and cash equivalents of $532.0 million and $672.2 million of borrowings available under our Senior Credit Facility. In April 2024, the Company borrowed $100.0 million on the Revolving Credit Facility for general corporate purposes and, as of April 29, 2024, the Company has $100.0 million outstanding. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the sufficient liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report. The critical policies, for which no significant changes have occurred in the three months ended March 31, 2024, include:
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Words or phrases such as, "may," "should," "expects," "could," "intends," "plans," "anticipates," "estimates," "believes," "predicts" or other similar expressions are intended to identify forward-looking statements, which include, without limitation, statements concerning our future financial performance, future debt and financing levels, investment objectives, implications of litigation and regulatory investigations and other management plans for future operations and performance.
The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements. Specific factors that might cause such a difference include, without limitation, the following:
•economic, political and other risks associated with our international operations, including military actions, trade embargoes, epidemics or pandemics or changes to tariffs or trade agreements that could affect customer markets, particularly North African, Latin American, Asian and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/re-export control, foreign corrupt practice laws, economic sanctions and import laws and regulations;
•any continued volatile regional and global economic conditions resulting from the COVID-19 pandemic on our business and operations; global supply chain disruptions and the current inflationary environment could adversely affect the efficiency of our manufacturing and increase the cost of providing our products to customers;
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
•our exposure to fluctuations in foreign currency exchange rates, including in hyperinflationary countries such as Venezuela and Argentina;
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
•our inability to protect our intellectual property in the United States, as well as in foreign countries;
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
•our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could disrupt our business operations and result in the loss of critical and confidential information; and
•ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2023 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $(28.2) million and $13.5 million for the three months ended March 31, 2024 and 2023, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2024, we had a U.S. dollar equivalent of $640.2 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $656.6 million at December 31, 2023. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $1.3 million and $(7.4) million for the three months ended March 31, 2024 and 2023, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2024, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2024 would have impacted our net earnings by approximately $13 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors.
There are numerous factors that affect our business, financial condition, results of operations, cash flows, reputation and/or prospects, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2023 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.
There have been no material changes in risk factors discussed in our 2023 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended March 31, 2024, our 2023 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12 to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective February 19, 2024, the Board of Directors approved a $300.0 million share repurchase authorization, which included approximately $96.1 million of remaining capacity under the prior $500.0 million share repurchase authorization. During the quarter ended March 31, 2024, we repurchased 57,000 shares of our common stock shares for $2.5 million, representing an average cost of 44.71 per share.  As of March 31, 2024, we have $297.5 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	268	(2)	$39.99	—	$96.1
February 1 - 29	210,097	(3)	42.72	—	300.0
March 1 - 31	233	(2)	44.55	57,000	297.5
Total	210,598		$42.72	57,000
__________________________________
(1)On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Effective February 19, 2024, the Board of Directors approved a $300.0 million share repurchase authorization, which included approximately $96.1 million of remaining capacity under the prior $500.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
(2)Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(3)Includes 207,916 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $42.73 and 2,181 shares purchased at a price of $42.17 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5 -1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, no such plans or other arrangements were adopted, terminated or modified.

Item 6.Exhibits

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179)) filed on May 25, 2021).

3.2
Flowserve Corporation By-Laws, as amended and restated effective April 12, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on April 12, 2023).

10.1+	Form of 2024 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*
10.2+	Form of 2024 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*

10.3
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.4
Flowserve Corporation Retirement Savings Plan, amended and restated effective January 1, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.5
Flowserve Corporation Supplemental Retirement Savings Plan effective January 1, 2024 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	April 29, 2024	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2024	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)