Form 10-Q
period 2024-06-30
FLOWSERVE CORP
filed 2024-07-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2024 there were 131,374,455 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended June 30, 2024 and 2023 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Six Months Ended June 30, 2024 and 2023 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2024 and December 31, 2023 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended June 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Shareholders' Equity – Six Months Ended June 30, 2024 and 2023 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2024 and 2023 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	37
SIGNATURES	38
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2024	2023
Sales	$1,156,892	$1,080,376
Cost of sales	(790,796)	(757,616)
Gross profit	366,096	322,760
Selling, general and administrative expense	(238,627)	(230,082)
Loss on sale of business	(12,981)	—
Net earnings from affiliates	6,816	3,970
Operating income	121,304	96,648
Interest expense	(16,917)	(16,554)
Interest income	1,174	1,907
Other income (expense), net	(5,263)	(5,543)
Earnings (loss) before income taxes	100,298	76,458
Provision for income taxes	(23,846)	(21,304)
Net earnings (loss), including noncontrolling interests	76,452	55,154
Less: Net earnings attributable to noncontrolling interests	(3,836)	(3,951)
Net earnings (loss) attributable to Flowserve Corporation	$72,616	$51,203
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$0.55	$0.39
Diluted	0.55	0.39

Weighted average shares – basic	131,656	131,171
Weighted average shares – diluted	132,415	131,810

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2024	2023
Net earnings (loss), including noncontrolling interests	$76,452	$55,154
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $2,280 and $(163), respectively	(24,431)	8,901
Pension and other postretirement effects, net of taxes of $(28) and $(29), respectively	819	(839)
Cash flow hedging activity, net of taxes of $(7) and $(7), respectively	24	30
Other comprehensive income (loss)	(23,588)	8,092
Comprehensive income (loss), including noncontrolling interests	52,864	63,246
Comprehensive (income) loss attributable to noncontrolling interests	(3,764)	(4,196)
Comprehensive income (loss) attributable to Flowserve Corporation	$49,100	$59,050

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2024	2023
Sales	$2,244,371	$2,060,681
Cost of sales	(1,539,307)	(1,441,090)
Gross profit	705,064	619,591
Selling, general and administrative expense	(467,045)	(474,359)
Loss on sale of business	(12,981)	—
Net earnings from affiliates	9,344	8,603
Operating income	234,382	153,835
Interest expense	(32,233)	(32,766)
Interest income	2,343	3,401
Other income (expense), net	(6,137)	(13,562)
Earnings (loss) before income taxes	198,355	110,908
Provision for income taxes	(43,988)	(25,757)
Net earnings (loss), including noncontrolling interests	154,367	85,151
Less: Net earnings attributable to noncontrolling interests	(7,531)	(7,181)
Net earnings (loss) attributable to Flowserve Corporation	$146,836	$77,970
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$1.12	$0.59
Diluted	1.11	0.59

Weighted average shares - basic	131,583	131,051
Weighted average shares - diluted	132,392	131,782

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2024	2023
Net earnings (loss), including noncontrolling interests	$154,367	$85,151
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $3,108 and $554, respectively	(52,675)	22,407
Pension and other postretirement effects, net of taxes of $49 and $(41), respectively	2,195	(1,282)
Cash flow hedging activity, net of taxes of $(43) and $(14), respectively	19	60
Other comprehensive income (loss)	(50,461)	21,185
Comprehensive income (loss), including noncontrolling interests	103,906	106,336
Comprehensive (income) loss attributable to noncontrolling interests	(7,246)	(4,265)
Comprehensive income (loss) attributable to Flowserve Corporation	$96,660	$102,071

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$515,083	$545,678
Accounts receivable, net of allowance for expected credit losses of $80,591 and $80,013, respectively	1,031,656	881,869
Contract assets, net of allowance for expected credit losses of $4,815 and $4,993, respectively	287,676	280,228
Inventories	851,305	879,937
Prepaid expenses and other	130,095	116,065
Total current assets	2,815,815	2,703,777
Property, plant and equipment, net of accumulated depreciation of $1,156,824 and $1,158,451, respectively	491,864	506,158
Operating lease right-of-use assets, net	157,797	156,430
Goodwill	1,170,555	1,182,225
Deferred taxes	214,930	218,358
Other intangible assets, net	117,236	122,248
Other assets, net of allowance for expected credit losses of $65,895 and $66,864, respectively	196,287	219,523
Total assets	$5,164,484	$5,108,719

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$557,145	$547,824
Accrued liabilities	457,697	504,430
Contract liabilities	293,354	287,697
Debt due within one year	66,439	66,243
Operating lease liabilities	31,705	32,382
Total current liabilities	1,406,340	1,438,576
Long-term debt due after one year	1,211,611	1,167,307
Operating lease liabilities	145,016	138,665
Retirement obligations and other liabilities	385,193	389,120
Contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	489,786	506,525
Retained earnings	3,945,577	3,854,717
Treasury shares, at cost – 45,620 and 45,885 shares, respectively	(2,004,494)	(2,014,474)
Deferred compensation obligation	7,979	7,942
Accumulated other comprehensive loss	(689,775)	(639,601)
Total Flowserve Corporation shareholders’ equity	1,970,064	1,936,100
Noncontrolling interests	46,260	38,951
Total equity	2,016,324	1,975,051
Total liabilities and equity	$5,164,484	$5,108,719
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — April 1, 2024	176,793	$220,991	$483,963	$3,900,922	(45,372)	$(1,992,404)	$6,767	$(666,259)	$42,232	$1,996,212
Stock activity under stock plans	—	—	(2,920)	—	36	1,522	1,212	—	—	(186)
Stock-based compensation	—		8,743	—	—	—	—	—	—	8,743
Net earnings	—	—	—	72,616	—	—	—	—	3,836	76,452
Cash dividends declared ($0.21 per share)	—	—	—	(27,961)	—	—	—	—	—	(27,961)
Repurchases of common shares	—	—	—	—	(284)	(13,612)	—	—	—	(13,612)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(23,516)	(72)	(23,588)
Other, net	—	—	—	—	—	—	—	—	264	264
Balance — June 30, 2024	176,793	$220,991	$489,786	$3,945,577	(45,620)	$(2,004,494)	$7,979	$(689,775)	$46,260	$2,016,324

Balance — April 1, 2023	176,793	$220,991	$492,147	$3,774,379	(45,922)	$(2,016,517)	$6,852	$(631,534)	$33,379	$1,879,697
Stock activity under stock plans	—	—	(2,791)	—	28	1,585	963	—	—	(243)
Stock-based compensation	—		5,925	—	—	—	—	—	—	5,925
Net earnings	—	—	—	51,203	—	—	—	—	3,951	55,154
Cash dividends declared ($0.20 per share)	—	—	—	(26,598)	—	—	—	—	—	(26,598)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	7,847	245	8,092
Other, net	—	—	—	—	—	—	—	—	(17)	(17)
Balance — June 30, 2023	176,793	$220,991	$495,281	$3,798,984	(45,894)	$(2,014,932)	$7,815	$(623,687)	$37,558	$1,922,010
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2024	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(34,139)	—	606	26,141	37	—	—	(7,961)
Stock-based compensation	—	—	17,400	—	—	—	—	—	—	17,400
Net earnings	—	—	—	146,836	—	—	—	—	7,531	154,367
Cash dividends declared ( $0.42 per share)	—	—	—	(55,976)	—	—	—	—	—	(55,976)
Repurchases of common shares	—	—	—	—	(341)	(16,161)	—	—	—	(16,161)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(50,176)	(285)	(50,461)
Other, net	—	—	—	—	—	—	—	2	63	65
Balance — June 30, 2024	176,793	$220,991	$489,786	$3,945,577	(45,620)	$(2,004,494)	$7,979	$(689,775)	$46,260	$2,016,324

Balance — January 1, 2023	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(28,081)	—	465	21,950	836	—	—	(5,295)
Stock-based compensation	—	—	15,878	—	—	—	—	—	—	15,878
Net earnings	—	—	—	77,970	—	—	—	—	7,181	85,151
Cash dividends declared ($0.40 per share)	—	—	—	(53,195)	—	—	—	—	—	(53,195)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	24,101	(2,916)	21,185
Other, net	—	—	—	—	—	—	—	—	(321)	(321)
Balance — June 30, 2023	176,793	$220,991	$495,281	$3,798,984	(45,894)	$(2,014,932)	$7,815	$(623,687)	$37,558	$1,922,010
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2024	2023
Cash flows – Operating activities:
Net earnings (loss), including noncontrolling interests	$154,367	$85,151
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	37,883	37,452
Amortization of intangible and other assets	4,391	5,158
Loss on sale of business	12,981	—
Stock-based compensation	17,400	15,878
Foreign currency, asset write downs and other non-cash adjustments	10,935	(8,418)
Change in assets and liabilities:
Accounts receivable, net	(168,540)	(5,350)
Inventories	3,603	(99,240)
Contract assets, net	(13,267)	9,917
Prepaid expenses and other, net	10,945	(105)
Accounts payable	14,376	7,118
Contract liabilities	10,894	10,831
Accrued liabilities	(47,795)	(2,091)
Retirement obligations and other liabilities	4,402	8,412
Net deferred taxes	(3,100)	(14,329)
Net cash flows provided (used) by operating activities	49,475	50,384
Cash flows – Investing activities:
Capital expenditures	(28,289)	(31,893)
Payments for disposition of business	(2,352)	—
Other	551	(941)
Net cash flows provided (used) by investing activities	(30,090)	(32,834)
Cash flows – Financing activities:
Payments on term loan	(30,000)	(20,000)
Proceeds under revolving credit facility	100,000	150,000
Payments under revolving credit facility	(25,000)	(100,000)
Proceeds under other financing arrangements	562	197
Payments under other financing arrangements	(1,460)	(3,458)
Repurchases of common shares	(16,161)	—
Payments related to tax withholding for stock-based compensation	(9,093)	(6,235)
Payments of dividends	(55,259)	(52,471)
Other	(272)	(320)
Net cash flows provided (used) by financing activities	(36,683)	(32,287)
Effect of exchange rate changes on cash and cash equivalents	(13,297)	2,603
Net change in cash and cash equivalents	(30,595)	(12,134)
Cash and cash equivalents at beginning of period	545,678	434,971
Cash and cash equivalents at end of period	$515,083	$422,837
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2024 and 2023 and condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").
Coronavirus ("COVID-19") and Related Impacts - We continue to assess any remaining impacts of COVID-19 on all aspects of our business and geographies, including with respect to our associates, customers and communities, supply chain impacts and labor availability issues. COVID-related supply chain, logistics and labor availability impacts decreased when compared to 2023 and 2022 and have generally stabilized. We do not currently expect that any incremental impact in future quarters from COVID-19 will be material to the Company.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. We made no further adjustments during the three-month period ended June 30, 2024. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
Terminated Acquisition — On February 9, 2023, we entered into a definitive agreement to acquire all of the outstanding equity of Velan Inc., a manufacturer of highly engineered industrial valves. In October 2023, we received notice that the required French foreign investment screening approval was not obtained. As a result, the transaction was terminated. Acquisition related expenses incurred during 2023 associated with the transaction were $7.3 million.
NAF AB Divestiture — Effective May 4, 2024, we divested NAF AB, a previously wholly-owned subsidiary and control valves business within our Flow Control Division ("FCD") segment, including the NAF AB facility located in Linkoping, Sweden. The sale included cash due at closing to the buyer of $2.4 million and resulted in both a pre-tax and after-tax loss of $13.0 million recorded in loss on sale of business in the condensed consolidated statements of income. In 2024, through the date of disposition, we recorded revenues of approximately $3.0 million and an immaterial amount of operating income.

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
We adopted ASU No. 2022-04 effective January 1, 2023. We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receiving payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees, subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of June 30, 2024, and December 31, 2023, $7.8 million and $13.5 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheet.
In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." The amendments permit leasehold improvements to be amortized over the useful life of the asset when the lessee controls the use of the underlying asset and the lease is between common control entities. The amendments further allow entities to account for leasehold improvements as a transfer of assets between entities under common control through an equity adjustment when the lessee is no longer in control of the underlying asset. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our condensed consolidated balance sheets, condensed consolidated statements of income or condensed consolidated statements of cash flows.
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

2.Revenue Recognition
The majority of our revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. More complex contracts with our customers typically have longer lead times and multiple commitments of goods and services, including any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services and parts related to the performance of such products. Control transfers over time when the customer is able to direct the use of and obtain substantially all of the benefits of our work as we perform. Service-related revenues do not typically represent a significant portion of contracts with our customers and do not meet the thresholds requiring separate disclosure.
Revenue from products and services transferred to customers over time accounted for approximately 17% and 15% of total revenue for the three month period ended June 30, 2024 and 2023, respectively, and 17% and 15% for the six month period ended June 30, 2024 and 2023, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point in time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 83% and 85% of total revenue for the three-month period ended June 30, 2024 and 2023, respectively, and 83% and 85% for the six-month period ended June 30, 2024 and 2023, respectively. Refer to Note 2, "Revenue Recognition," to our consolidated financial statements included in our 2023 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$301,866	$264,504	$566,370
Aftermarket	508,747	81,775	590,522
	$810,613	$346,279	$1,156,892

	Three Months Ended June 30, 2023
	FPD	FCD	Total
Original Equipment	$284,053	$233,770	$517,823
Aftermarket	480,798	81,755	562,553
	$764,851	$315,525	$1,080,376

	Six Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$586,904	$508,067	$1,094,971
Aftermarket	992,472	156,928	1,149,400
	$1,579,376	$664,995	$2,244,371

	Six Months Ended June 30, 2023
	FPD	FCD	Total
Original Equipment	$536,785	$444,522	$981,307
Aftermarket	927,545	151,829	1,079,374
	$1,464,330	$596,351	$2,060,681
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$342,678	$143,402	$486,080
Latin America(2)	72,948	6,116	79,064
Middle East and Africa	134,652	50,627	185,279
Asia Pacific	105,832	87,036	192,868
Europe	154,503	59,098	213,601
	$810,613	$346,279	$1,156,892

	Three Months Ended June 30, 2023
	FPD	FCD	Total
North America(1)	$317,994	$143,446	$461,440
Latin America(2)	63,107	7,190	70,297
Middle East and Africa	130,158	36,536	166,694
Asia Pacific	110,390	72,510	182,900
Europe	143,202	55,843	199,045
	$764,851	$315,525	$1,080,376

	Six Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$653,143	$272,405	$925,548
Latin America(2)	143,334	11,150	154,484
Middle East and Africa	270,915	96,854	367,769
Asia Pacific	212,127	163,483	375,610
Europe	299,857	121,103	420,960
	$1,579,376	$664,995	$2,244,371

	Six Months Ended June 30, 2023
	FPD	FCD	Total
North America(1)	$600,258	$269,124	$869,382
Latin America(2)	127,102	15,055	142,157
Middle East and Africa	244,524	64,931	309,455
Asia Pacific	223,774	140,342	364,116
Europe	268,672	106,899	375,571
	$1,464,330	$596,351	$2,060,681
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On June 30, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $775 million. We estimate recognition of approximately $301 million of this amount as revenue in the remainder of 2024 and an additional $474 million in 2025 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2024 and 2023:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2024	$280,228	$1,034	$287,697	$1,543
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(163,330)	(174)
Revenue recognized in the period in excess of billings	400,743	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	175,447	—
Amounts transferred from contract assets to receivables	(380,362)	(437)	—	—
Currency effects and other, net	(12,933)	332	(6,460)	(57)
Ending balance, June 30, 2024	$287,676	$929	$293,354	$1,312

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2023	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(169,722)	—
Revenue recognized in the period in excess of billings	301,548	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	176,491	661
Amounts transferred from contract assets to receivables	(310,232)	(301)	—	—
Currency effects and other, net	2,863	473	5,993	5,851
Ending balance, June 30, 2023	$227,636	$469	$269,725	$7,571
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the six months ended June 30, 2024 and 2023:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	8,447	212
Write-offs	(5,463)	(271)
Currency effects and other, net	(2,406)	(119)
Ending balance, June 30, 2024	$80,591	$4,815

Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	2,645	—
Write-offs	(2,891)	(1,406)
Currency effects and other, net	1,542	7
Ending balance, June 30, 2023	$84,358	$4,420
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the six months ended June 30, 2024 and 2023:

(Amounts in thousands)	2024	2023
Balance at January 1	$66,864	$66,377
Currency effects and other, net	(969)	480
Balance at June 30	$65,895	$66,857
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2024.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 7,042,777 were available for issuance as of June 30, 2024. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2024, 114,943 stock options with a weighted average exercise price of $48.63 and a weighted average remaining contractual life of 2.8 years were outstanding and exercisable. No stock options have been granted or vested since 2020.
13

 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $32.0 million and $18.5 million at June 30, 2024 and December 31, 2023, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2024 and 2023 was $2.3 million and $1.9 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2024 and 2023 was $28.0 million and $23.7 million, respectively.
We recorded stock-based compensation expense of $8.7 million ($6.8 million after-tax) and $5.9 million ($4.6 million after-tax) for the three months ended June 30, 2024 and 2023, respectively. We recorded stock-based compensation expense of $17.4 million ($13.5 million after-tax) and $15.9 million ($12.3 million after-tax) for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2024
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2024	1,741,486	$36.06
Granted	786,509	42.34
Vested	(768,397)	36.41
Forfeited	(68,580)	35.12
Outstanding as of June 30, 2024	1,691,018	$38.86
Unvested Restricted Shares outstanding as of June 30, 2024 included approximately 518,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2024, 2023 and 2022 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,191,000 shares based on performance targets. As of June 30, 2024, we estimate vesting of approximately 518,000 shares based on expected achievement of performance targets.

5.Derivative Instruments and Hedges
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Note 7, "Fair Value," for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected hedge accounting for our foreign exchange forward contracts and the changes in the fair values are recognized immediately in our condensed consolidated statements of income.
Foreign exchange forward contracts with third parties had a notional value of $654.5 million and $656.6 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the length of foreign exchange forward contracts currently in place ranged from 8 days to 17 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2024	2023
Current derivative assets	$177	$1,915
Noncurrent derivative assets	—	17
Current derivative liabilities	1,575	3,855
Noncurrent derivative liabilities	10	5
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Gains (losses) recognized in income	$(763)	$258	$4,525	$(1,725)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
6.Debt and Finance Lease Obligations
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2024	2023
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $4,183 and $4,479, respectively	$495,817	$495,521
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $4,877 and $5,164, respectively	495,123	494,836
Term Loan, interest rate of 6.68% at June 30, 2024 and 6.70% at December 31, 2023, net of debt issuance costs of $200 and $274, respectively	189,800	219,726
Revolving Credit Facility, interest rate of 6.80% at June 30, 2024	75,000	—
Finance lease obligations and other borrowings	22,310	23,467
Debt and finance lease obligations	1,278,050	1,233,550
Less amounts due within one year	66,439	66,243
Total debt due after one year	$1,211,611	$1,167,307

Senior Credit Facility
As discussed in Note 12, "Debt and Finance Lease Obligations," to our consolidated financial statements included in our 2023 Annual Report, our credit agreement (the "Senior Credit Agreement") provides a $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300 million unsecured term loan facility (the "Term Loan") with a maturity date of September 13, 2026. On February 3, 2023, we amended and restated our credit agreement (the “Amendment”) which (i) replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lowered the Material Acquisition (as defined in the Senior Credit Facility) threshold from $250.0 million to $200.0 million and (iii) extended compliance dates for certain financial covenants. We believe this Amendment will provide greater flexibility and additional liquidity under our Senior Credit Facility as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Senior Credit Facility remained unchanged.
The interest rates per annum applicable to the Revolving Credit Facility, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Senior Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. An additional credit spread adjustment of 0.100% is included within Adjusted Term SOFR to account for the transition from LIBOR to SOFR. At June 30, 2024, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended June 30, 2024.
Under the terms and conditions of the Senior Credit Agreement, interest rates per annum applicable to the Term Loan are stated as Adjusted Term SOFR plus between 0.875% to 1.625%, depending on the Company’s debt rating by either Moody’s or S&P, or, at the option of the Company, the Base Rate plus between 0.000% to 0.625% depending on the Company’s debt rating by either Moody’s or S&P. At June 30, 2024, the interest rate on the Term Loan was Adjusted Term SOFR plus 1.250% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.250% in the case of Base Rate loans.
As of June 30, 2024 and December 31, 2023, we had outstanding letters of credit of $103.8 million and $127.1 million, respectively. During the second quarter of 2024 the Company borrowed on the Revolving Credit Facility for general corporate purposes and, as of June 30, 2024, had $75.0 million outstanding. After consideration of the outstanding letters of credit as of June 30, 2024, the amount available for borrowings under the Senior Credit Facility was limited to $621.2 million. As of December 31, 2023, the amount available for borrowings under our Revolving Credit Facility was $672.9 million. We have scheduled repayments of $15.0 million due in each of the next four quarters on our Term Loan.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Facility are tested quarterly. We were in compliance with all applicable covenants as of June 30, 2024.
7.Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 5, "Derivatives Instruments and Hedges."
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6, "Debt and Finance Lease Obligations" The estimated fair value of our Senior Notes at June 30, 2024 was $850.2 million compared to the carrying value of $990.9 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2024 and December 31, 2023.

8.Inventories
Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2024	2023
Raw materials	$404,459	$407,979
Work in process	297,147	302,655
Finished goods	257,844	278,787
Less: Excess and obsolete reserve	(108,145)	(109,484)
Inventories	$851,305	$879,937

14

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2024	2023
Net earnings of Flowserve Corporation	$72,616	$51,203
Earnings attributable to common and participating shareholders	$72,616	$51,203
Weighted average shares:
Common stock	131,612	131,133
Participating securities	44	38
Denominator for basic earnings per common share	131,656	131,171
Effect of potentially dilutive securities	759	639
Denominator for diluted earnings per common share	132,415	131,810
Earnings per common share:
Basic	$0.55	$0.39
Diluted	0.55	0.39

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2024	2023
Net earnings of Flowserve Corporation	$146,836	$77,970
Earnings attributable to common and participating shareholders	$146,836	$77,970
Weighted average shares:
Common stock	131,538	131,010
Participating securities	45	41
Denominator for basic earnings per common share	131,583	131,051
Effect of potentially dilutive securities	809	731
Denominator for diluted earnings per common share	132,392	131,782
Earnings per common share:
Basic	$1.12	$0.59
Diluted	1.11	0.59
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:
15

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning claims(1)	8,225	8,071	8,236	8,139
New claims	652	590	1,269	1,167
Resolved claims	(729)	(697)	(1,576)	(1,337)
Other(2)	(2)	86	217	81
Ending claims(1)	8,146	8,050	8,146	8,050
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2024	2023
Beginning balance, January 1,	$102,903	$98,652
Asbestos liability adjustments, net	4,500	2,394
Cash payment activity	(5,710)	(8,016)
Other, net	(3,375)	(2,677)
Ending balance, June 30,	$98,318	$90,353

During the three and six months ended June 30, 2024, the Company incurred expenses (net of insurance) of approximately $5.1 million and $6.9 million, respectively, compared to $4.3 million and $6.0 million, respectively, for the same periods in 2023 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within selling, general and administrative ("SG&A") in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $0.7 million and $(11.7) million during the six months ended June 30, 2024 and 2023, respectively.
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
16

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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended June 30, 2024 and 2023 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2024	2023	2024	2023	2024	2023
Service cost	$6.3	$5.7	$1.3	$1.2	$—	$—
Interest cost	5.0	5.0	3.0	3.1	0.1	0.2
Expected return on plan assets	(5.6)	(5.7)	(2.0)	(1.8)	—	—
Amortization of unrecognized prior service cost and other costs	—	0.1	0.1	0.1	0.1	0.1
Amortization of unrecognized net loss	—	—	0.7	0.3	—	—
Net periodic cost recognized	$5.7	$5.1	$3.1	$2.9	$0.2	$0.3
Components of the net periodic cost for pension and postretirement benefits for the six months ended June 30, 2024 and 2023 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2024	2023	2024	2023	2024	2023
Service cost	$12.0	$10.7	$2.6	$2.3	$—	$—
Interest cost	10.4	10.2	6.0	6.0	0.3	0.4
Expected return on plan assets	(11.6)	(12.0)	(3.9)	(3.4)	—	—
Amortization of unrecognized prior service cost and other costs	—	0.1	0.2	0.2	0.1	0.1
Amortization of unrecognized net loss	—	—	1.3	0.6	—	—
Net periodic cost recognized	$10.8	$9.0	$6.2	$5.7	$0.4	$0.5
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
17

12.Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared per share	$0.21	$0.20	$0.42	$0.40
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
We repurchased 284,000 shares of our outstanding common stock for $13.6 million during the three months ended June 30, 2024, compared to no repurchases of shares for the same period in 2023. We repurchased 341,000 shares of our outstanding common stock for $16.2 million during the six months ended June 30, 2024, compared to no repurchases of shares for the same period in 2023. As of June 30, 2024, we had $283.8 million of remaining capacity under our current share repurchase program.
13.Income Taxes
For the three months ended June 30, 2024, we earned $100.3 million before taxes and recorded a provision for income taxes of $23.8 million resulting in an effective tax rate of 23.8%. For the six months ended June 30, 2024, we earned $198.4 million before taxes and recorded a provision for income taxes of $44.0 million resulting in an effective tax rate of 22.2%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2024 primarily due to the net impact of foreign divestiture. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2024 primarily due to the net impact of foreign divestiture.
For the three months ended June 30, 2023, we earned $76.5 million before taxes and recorded a provision for income taxes of $21.3 million resulting in an effective tax rate of 27.9%. For the six months ended June 30, 2023, we earned $110.9 million before taxes and provided for income taxes of $25.8 million resulting in an effective tax rate of 23.2%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2023 primarily due to the net impact of foreign operations, partially offset by the release of the valuation allowance on a Section 163(j) carryforward. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2023 primarily due to the net impact of foreign operations and state income taxes partially offset by the benefits of a tax planning strategy.
As of June 30, 2024, the amount of unrecognized tax benefits decreased by $1.9 million from December 31, 2023. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2017 or non-U.S. income tax audits for years through 2016. We are currently under examination for various years in Austria, Canada, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, the Philippines, Saudi Arabia, Singapore, Switzerland, Taiwan, the United States and Venezuela.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign jurisdictions as of June 30, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible that there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
On December 20, 2021 the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of June 30, 2024, the company is not expecting material impacts under currently enacted legislation.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$810,613	$346,279	$1,156,892	$—	$1,156,892
Intersegment sales	1,560	1,447	3,007	(3,007)	—
Segment operating income	130,978	32,251	163,229	(41,925)	121,304

	Three Months Ended June 30, 2023
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$764,851	$315,525	$1,080,376	$—	$1,080,376
Intersegment sales	530	2,185	2,715	(2,715)	—
Segment operating income	98,003	36,115	134,118	(37,470)	96,648

	Six Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,579,376	$664,995	$2,244,371	$—	$2,244,371
Intersegment sales	2,197	3,248	5,445	(5,445)	—
Segment operating income	241,872	66,959	308,831	(74,449)	234,382

	Six Months Ended June 30, 2023
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,464,330	$596,351	$2,060,681	$—	$2,060,681
Intersegment sales	1,168	2,975	4,143	(4,143)	—
Segment operating income	177,076	54,649	231,725	(77,890)	153,835

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax for the three months ended June 30, 2024 and 2023:

	2024				2023
(Amounts in thousands)	Foreign currency translation items(1) (4)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - April 1	$(552,117)	$(120,506)	$(818)	$(673,441)	$(541,177)	$(86,799)	$(903)	$(628,879)
Other comprehensive income (loss) before reclassifications (3)	(27,997)	16	—	(27,981)	8,901	(1,345)	—	7,556
Amounts reclassified from AOCL	3,566	803	24	4,393	—	506	30	536
Net current-period other comprehensive income (loss) (3)	(24,431)	819	24	(23,588)	8,901	(839)	30	8,092
Balance - June 30	$(576,548)	$(119,687)	$(794)	$(697,029)	$(532,276)	$(87,638)	$(873)	$(620,787)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.2) million and $2.7 million at April 1, 2024 and 2023, respectively, and $(7.3) million and $2.9 million at June 30, 2024 and 2023, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.
(4) Amounts reclassified from AOCL within foreign currency translation items had no associated tax benefit (expense) and are included within loss on sale of business in our condensed consolidated statements of income.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2024(1)	2023(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(678)	$(381)
Prior service costs(2)	Other income (expense), net	(153)	(154)
	Tax benefit (expense)	28	29
	Net of tax	$(803)	$(506)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(31)	$(37)
	Tax benefit (expense)	7	7
	Net of tax	$(24)	$(30)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11, "Pension and Postretirement Benefits," for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2024 and 2023:

	2024				2023
(Amounts in thousands)	Foreign currency translation items(1)(4)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1	$(523,873)	$(121,882)	$(813)	$(646,568)	$(554,683)	$(86,356)	$(933)	$(641,972)
Other comprehensive income (loss) before reclassifications (3)	(56,241)	531	—	(55,710)	22,407	(2,210)	—	20,197
Amounts reclassified from AOCL	3,566	1,664	19	5,249	—	928	60	988
Net current-period other comprehensive income (loss) (3)	(52,675)	2,195	19	(50,461)	22,407	(1,282)	60	21,185
Balance - June 30	$(576,548)	$(119,687)	$(794)	$(697,029)	$(532,276)	$(87,638)	$(873)	$(620,787)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.0) million and $5.8 million at January 1, 2024 and 2023, respectively, and $(7.3) million and $2.9 million at June 30, 2024 and 2023, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.
(4) Amounts reclassified from AOCL within foreign currency translation items had no associated tax benefit (expense) and are included within loss on sale of business in our condensed consolidated statements of income.

The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2024(1)	2023(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(1,309)	$(664)
Prior service costs(2)	Other income (expense), net	(306)	(305)
	Tax benefit (expense)	(49)	41
	Net of tax	$(1,664)	$(928)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(62)	$(74)
	Tax benefit (expense)	43	14
	Net of tax	$(19)	$(60)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11, "Pension and Postretirement Benefits," for additional details.

16.Realignment Programs
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. During 2023, we also initiated certain product and portfolio optimization activities. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing into 2024. The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions and professional service fees. Expenses are primarily reported in cost of sales ("COS") or SG&A, as applicable, in our condensed consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $107 million of which $31 million is estimated to be non-cash. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our 2023 Realignment Programs:

	Three Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$6,994	$129	$7,123	$—	$7,123
SG&A	50	(69)	(19)	(28)	(47)
Loss on sale of business(1)	—	12,981	12,981	—	12,981
	$7,044	$13,041	$20,085	$(28)	$20,057
Non-Restructuring Charges
COS	$384	$92	$476	$(78)	$398
SG&A	(770)	16	(754)	534	(220)
	$(386)	$108	$(278)	$456	$178
Total Realignment Charges
COS	$7,378	$221	$7,599	$(78)	$7,521
SG&A	(720)	(53)	(773)	506	(267)
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$6,658	$13,149	$19,807	$428	$20,235
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$1,410	$—	$1,410	$—	$1,410
SG&A	—	(29)	(29)	1	(28)
	$1,410	$(29)	$1,381	$1	$1,382
Non-Restructuring Charges
COS	$(457)	$3,153	$2,696	$—	$2,696
SG&A	17	29	46	7,427	7,473
	$(440)	$3,182	$2,742	$7,427	$10,169
Total Realignment Charges
COS	$953	$3,153	$4,106	$—	$4,106
SG&A	17	—	17	7,428	7,445
Total	$970	$3,153	$4,123	$7,428	$11,551

	Six Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$11,408	$144	$11,552	$—	$11,552
SG&A	751	(69)	682	(28)	654
Loss on sale of business(1)	—	12,981	12,981	—	12,981
	$12,159	$13,056	$25,215	$(28)	$25,187
Non-Restructuring Charges
COS	$1,014	$844	$1,858	$(216)	$1,642
SG&A	(430)	130	(300)	873	573
	$584	$974	$1,558	$657	$2,215
Total Realignment Charges
COS	$12,422	$988	$13,410	$(216)	$13,194
SG&A	321	61	382	845	1,227
Loss on sale of business(1)	—	12,981	12,981	—	$12,981
Total	$12,743	$14,030	$26,773	$629	$27,402
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Six Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$398	$—	$398	$66	$464
SG&A	—	8,876	8,876	1	8,877
	$398	$8,876	$9,274	$67	$9,341
Non-Restructuring Charges
COS	$945	$3,164	$4,109	$(265)	$3,844
SG&A	2,067	30	2,097	13,148	15,245
	$3,012	$3,194	$6,206	$12,883	$19,089
Total Realignment Charges
COS	$1,343	$3,164	$4,507	$(199)	$4,308
SG&A	2,067	8,906	10,973	13,149	24,122
Total	$3,410	$12,070	$15,480	$12,950	$28,430

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$14,370	$6,549	$20,919	$66	$20,985
SG&A	801	9,708	10,509	(28)	10,481
Loss on sale of business(1)	—	12,981	12,981	—	12,981
	$15,171	$29,238	$44,409	$38	$44,447
Non-Restructuring Charges
COS	$8,849	$5,015	$13,864	$(643)	$13,221
SG&A	14,053	1,746	15,799	19,972	35,771
	$22,902	$6,761	$29,663	$19,329	$48,992
Total Realignment Charges
COS	$23,219	$11,564	$34,783	$(577)	$34,206
SG&A	14,854	11,454	26,308	19,944	46,252
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$38,073	$35,999	$74,072	$19,367	$93,439
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2023 Realignment Programs:

	Three Months Ended June 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$(89)	$—	$6,507	$705	$7,123
SG&A	84	—	247	(378)	(47)
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$(5)	$—	$6,754	$13,308	$20,057
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended June 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$255	$228	$33	$894	$1,410
SG&A	(5)	—	(29)	6	(28)
Total	$250	$228	$4	$900	$1,382

	Six Months Ended June 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$3,896	$—	$6,507	$1,149	$11,552
SG&A	785	—	247	(378)	654
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$4,681	$—	$6,754	$13,752	$25,187
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Six Months Ended June 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$441	$294	$(1,270)	$999	$464
SG&A	—	—	8,871	6	8,877
Total	$441	$294	$7,601	$1,005	$9,341

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$10,981	$301	$7,301	$2,402	$20,985
SG&A	1,735	—	9,118	(372)	10,481
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$12,716	$301	$16,419	$15,011	$44,447
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the six months ended June 30, 2024 and 2023:

(Amounts in thousands)	2024	2023
Balance at January 1	$8,184	$965
Charges, net of adjustments	5,566	1,739
Cash expenditures	(72)	(1,231)
Other non-cash adjustments, including currency	(2,714)	(170)
Balance at June 30	$10,964	$1,303

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
EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation, nuclear and water management, as well as general industrial markets where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. We currently have approximately 16,000 employees globally and a footprint of manufacturing facilities and QRCs in more than 50 countries.
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are relied upon to maximize operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 155 QRCs (some of which are shared by our two business segments) located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.

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
Our business segments share a focus on industrial flow control technology and have a number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint, our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively and our shared leadership for operational support functions, such as research and development, marketing, and supply chain.
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
2024 Outlook
As our operations have generally stabilized from the COVID-19 pandemic, we have seen growth from our supportive served end-markets and our focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our sales volume is expected to deliver sustainable and healthy growth, while our 2023 Realignment Programs and the new operating model have unlocked gains in organizational efficiency. With our strong backlog and supportive market environment, we expect to continue revenue growth into the second half of 2024.
As of June 30, 2024, we have cash and cash equivalents of $515.1 million and $621.2 million of borrowings available under our Senior Credit Facility. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three and six months ended June 30, 2024 and 2023
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.

The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing into 2024. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $107 million of which $31 million is estimated to be non-cash. Based on the activities of the 2023 Realignment Programs initiated to date, we estimate that we recognized cost savings of approximately $66 million through June 30, 2024. Upon completion of the activities of the 2023 Realignment Programs that have been identified and initiated to date, we expect to achieve annualized cost savings in excess of $100 million. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment related to our 2023 Realignment Programs:

	Three Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$7,378	$221	$7,599	$(78)	$7,521
SG&A	(720)	(53)	(773)	506	(267)
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$6,658	$13,149	$19,807	$428	$20,235
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended June 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$953	$3,153	$4,106	$—	$4,106
SG&A	17	$—	17	7,428	7,445
Total	$970	$3,153	$4,123	$7,428	$11,551

	Six Months Ended June 30, 2024

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$12,422	$988	$13,410	$(216)	$13,194
SG&A	321	61	382	845	1,227
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$12,743	$14,030	$26,773	$629	$27,402
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Six Months Ended June 30, 2023

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$1,343	$3,164	$4,507	$(199)	$4,308
SG&A	2,067	8,906	10,973	13,149	24,122
Total	$3,410	$12,070	$15,480	$12,950	$28,430
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2024	2023
Bookings	$1,246.1	$1,111.0
Sales	1,156.9	1,080.4

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Bookings	$2,283.8	$2,167.4
Sales	2,244.4	2,060.7
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2024 increased by $135.1 million, or 12.2%, as compared with the same period in 2023. The increase included negative currency effects of approximately $9 million. The increase was driven by increased customer orders in the oil and gas, chemical and power generation industries, partially offset by the general and water management industries. The increase in customer bookings was driven substantially by original equipment bookings and included the impact of FPD orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East.
Bookings for the six months ended June 30, 2024 increased by $116.4 million, or 5.4%, as compared with the same period in 2023. The increase included negative currency effects of approximately $9 million. The increase was driven by increased customer bookings in the oil and gas, power generation and chemical industries, partially offset by the general and water management industries. The increase in customer bookings was driven by both aftermarket and original equipment bookings and included the impact of FPD orders booked in 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East.
Sales for the three months ended June 30, 2024 increased by $76.5 million, or 7.1%, as compared with the same period in 2023. The increase included negative currency effects of approximately $7 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific and Middle East, partially offset by decreased customer sales into Africa. Net sales to international customers, including export sales from the United States, were approximately 62% of total sales for both the three months ended June 30, 2024 and 2023. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 52% of total sales for the same period in 2023.
Sales for the six months ended June 30, 2024 increased by $183.7 million, or 8.9%, as compared with the same period in 2023. The increase included negative currency effects of approximately $4 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales into North America, Europe, Latin America, Asia Pacific, Middle East and Africa. Net sales to international customers, including export sales from the United States, were approximately 63% of total sales for both the six months ended June 30, 2024 and 2023, respectively. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 52% of total sales for the same period in 2023.

Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,684.4 million at June 30, 2024 decreased by $10.7 million, or 0.4%, as compared with December 31, 2023. Currency effects provided a decrease of approximately $35 million. Approximately 37% of the backlog at both June 30, 2024 and December 31, 2023 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $775 million, as discussed in Note 2, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Gross profit	$366.1	$322.8
Gross profit margin	31.6%	29.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Gross profit	$705.1	$619.6
Gross profit margin	31.4%	30.1%
Gross profit for the three months ended June 30, 2024 increased by $43.3 million, or 13.4%, as compared with the same period in 2023. Gross profit margin for the three months ended June 30, 2024 of 31.6% increased from 29.9% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume and lower broad-based annual incentive compensation, partially offset by increased charges of $3.4 million related to our 2023 Realignment Programs as compared to the same period in 2023.
Gross profit for the six months ended June 30, 2024 increased by $85.5 million, or 13.8%, as compared with the same period in 2023. Gross profit margin for the six months ended June 30, 2024 of 31.4% increased from 30.1% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases and higher sales volume, partially offset by increased charges of $8.9 million related to our 2023 Realignment Programs and higher broad-based annual incentive compensation as compared to the same period in 2023.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
SG&A	$238.6	$230.1
SG&A as a percentage of sales	20.6%	21.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
SG&A	$467.0	$474.4
SG&A as a percentage of sales	20.8%	23.0%
SG&A for the three months ended June 30, 2024 increased by $8.5 million, or 3.7%, as compared with the same period in 2023. Currency effects yielded a decrease of approximately $1 million. SG&A increased due to increased charges of $4.4 million in research and development costs, a $4.0 million reduction of costs in the second quarter of 2023 associated with a discrete legal matter that did not recur, an increase in bad debt expense of $2.4 million, a $1.8 million discrete software asset impairment, higher broad-based annual incentive compensation and $1.1 million related to ongoing merger and acquisition costs, partially offset by decreased charges of $7.7 million related to our 2023 Realignment Programs and $2.9 million of expense related to the terminated Velan acquisition incurred in the second quarter of 2023 that did not recur as compared with the same period in 2023. SG&A as a percentage of sales for the three months ended June 30, 2024 decreased 70 basis points primarily due to increased sales leverage.
SG&A for the six months ended June 30, 2024 decreased by $7.4 million, or 1.6%, as compared with the same period in 2023. Currency effects yielded a decrease of less than $1 million. SG&A decreased due to decreased charges of $22.9 million related to our 2023 Realignment Programs, $6.0 million of expense related to the terminated Velan acquisition in 2023 that did not recur, a $2.9 million impairment of a licensing intangible in 2023 that did not recur and the reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia, partially offset by an increase in research and development costs of $9.2 million, an increase in bad debt expense of $4.8 million, higher broad-based annual incentive compensation, a $1.8 million discrete software asset impairment and $1.1 million related to ongoing merger and acquisition costs as compared with the same period in 2023. SG&A as a percentage of sales for the six months ended June 30, 2024 decreased 220 basis points primarily due to increased sales leverage and cost decreases.
Loss on Sale of Business

	Three Months Ended June 30,
(Amounts in millions)	2024	2023
Loss on sale of business	$(13.0)	$—

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Loss on sale of business	$(13.0)	$—
The loss on sale of business for the three and six months ended June 30, 2024 increased by $13.0 million from zero in 2023 to $13.0 million in 2024 due to the divestiture of NAF AB, a previously wholly-owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. See Note 1 , "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report for additional information on this transaction.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2024	2023
Net earnings from affiliates	$6.8	$4.0

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Net earnings from affiliates	$9.3	$8.6
Net earnings from affiliates for the three months ended June 30, 2024 increased by $2.8 million, or 70.0%, as compared with the same period in 2023. The increase in net earnings was primarily a result of increased earnings of our FPD joint venture in South Korea.
Net earnings from affiliates for the six months ended June 30, 2024 increased by $0.7 million, or 8.1%, as compared with the same period in 2023. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Operating income	$121.3	$96.6
Operating income as a percentage of sales	10.5%	8.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Operating income	$234.4	$153.8
Operating income as a percentage of sales	10.4%	7.5%
Operating income for the three months ended June 30, 2024 increased by $24.7 million, or 25.6%, as compared with the same period in 2023. The increase included negative currency effects of approximately $2 million. The increase was primarily a result of the $43.3 million increase in gross profit partially offset by the $8.5 million increase in SG&A.

Operating income for the six months ended June 30, 2024 increased by $80.6 million, or 52.4%, as compared with the same period in 2023. The increase included negative currency effects of approximately $2 million. The increase was primarily a result of the $85.5 million increase in gross profit and $7.4 million decrease in SG&A.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2024	2023
Interest expense	$(16.9)	$(16.6)
Interest income	1.2	1.9

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Interest expense	$(32.2)	$(32.8)
Interest income	2.3	3.4
Interest expense for the three months ended June 30, 2024 increased by $0.3 million, as compared with the same period in 2023, due to higher effective interest rates, partially offset by lower outstanding debt during the period as compared with the same period in 2023.
Interest expense for the six months ended June 30, 2024 decreased by $0.6 million, as compared with the same period in 2023, primarily due to lower outstanding debt during the period, partially offset by higher effective interest rates as compared with the same period in 2023.
Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2024	2023
Other income (expense), net	$(5.3)	$(5.5)

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Other income (expense), net	$(6.1)	$(13.6)
Other expense, net for the three months ended June 30, 2024 decreased by $0.2 million as compared with the same period in 2023, primarily due to a $5.6 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $3.6 million impairment of a debt investment and a $1.0 million increase in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Swedish krona, Mexican peso, Euro, and Brazilian real during the three months ended June 30, 2024, as compared with the same period in 2023.
Other expense, net for the six months ended June 30, 2024 decreased by $7.5 million as compared with the same period in 2023, primarily due to a $7.0 million decrease in losses from transactions in currencies other than our sites' functional currencies and a $6.3 million decrease in losses arising from transactions on foreign exchange forward contracts, partially offset by a $3.6 million impairment of a debt investment. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Hungarian forint, Mexican peso, and Brazilian real during the six months ended June 30, 2024, as compared with the same period in 2023.

Income Taxes and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Provision for (benefit from) income taxes	$23.8	$21.3
Effective tax rate	23.8%	27.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Provision for (benefit from) income taxes	$44.0	$25.8
Effective tax rate	22.2%	23.2%
The effective tax rate of 23.8% for the three months ended June 30, 2024 decreased from 27.9% for the same period in 2023. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2024 primarily due to the net impact of foreign divestiture. Refer to Note 13, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 22.2% for the six months ended June 30, 2024 decreased from 23.2% for the same period in 2023. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2024 primarily due to the net impact of foreign divestiture. Refer to Note 13, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2024	2023
Other comprehensive income (loss)	$(23.6)	$8.1

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Other comprehensive income (loss)	$(50.5)	$21.2
Other comprehensive loss for the three months ended June 30, 2024 increased by $31.7 million from an income of $8.1 million in the same period in 2023. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real, Colombian peso and Mexican peso versus the U.S. dollar during the three months ended June 30, 2024, as compared with the same period in 2023.
Other comprehensive loss for the six months ended June 30, 2024 increased by $71.7 million from an income of $21.2 million in the same period in 2023. The loss was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real and Mexican peso versus the U.S. dollar during the six months ended June 30, 2024, as compared with the same period in 2023.
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

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$898.8	$760.0
Sales	812.2	765.4
Gross profit	260.2	226.8
Gross profit margin	32.0%	29.6%
SG&A	136.1	132.8
Segment operating income	131.0	98.0
Segment operating income as a percentage of sales	16.1%	12.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$1,602.2	$1,487.8
Sales	1,581.6	1,465.5
Gross profit	508.2	448.2
Gross profit margin	32.1%	30.6%
SG&A	275.8	279.8
Segment operating income	241.9	177.1
Segment operating income as a percentage of sales	15.3%	12.1%

Bookings for the three months ended June 30, 2024 increased by $138.8 million, or 18.3%, as compared with the same period in 2023. The increase included negative currency effects of approximately $7 million. The increase in customer bookings was driven by increased customer orders in the oil and gas, power generation and chemical industries, partially offset by decreased customer orders in the general and water management industries. Customer bookings increased $182.4 million into the Middle East, partially offset by decreased customer orders of $15.4 million into Europe, $11.4 million into Asia Pacific, $6.9 million into Africa, $1.8 million into North America, and $0.3 million into Latin America. The increase was primarily driven by original equipment bookings and included the impact of orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East.
Bookings for the six months ended June 30, 2024 increased by $114.4 million, or 7.7%, as compared with the same period in 2023. The increase included negative currency effects of approximately $6 million. The increase in customer bookings was driven by increased customer orders in the oil and gas, power generation, chemical and general industries, partially offset by decreased customer orders in the water management industry. Customer bookings increased $165.8 million into the Middle East and $13.3 million into Latin America, partially offset by decreased customer orders of $36.7 million into Asia Pacific, $16.6 million into Africa, $2.4 million into North America and $1.2 million into Europe. The increase was primarily driven by original equipment bookings and included the impact of orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East.
Sales for the three months ended June 30, 2024 increased by $46.8 million, or 6.1% as compared with the same period in 2023 and included negative currency effects of approximately $5 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $25.7 million into North America, $11.8 million into Europe, $11.6 million into the Middle East and $10.1 million into Latin America were partially offset by decreased sales of $6.7 million into Africa and $4.3 million into Asia Pacific.
Sales for the six months ended June 30, 2024 increased by $116.1 million, or 7.9% as compared with the same period in 2023 and included negative currency effects of approximately $2 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $54.4 million into North America, $31.9 million into Europe, $30.3 million into the Middle East and $16.6 million into Latin America were partially offset by decreased $11.3 million into Asia Pacific and $3.3 million into Africa.
Gross profit for the three months ended June 30, 2024 increased by $33.4 million, or 14.7%, as compared with the same period in 2023. Gross profit margin for the three months ended June 30, 2024 of 32.0% increased from 29.6% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume and lower broad-based annual incentive compensation, partially offset by increased charges of $6.4 million related to our 2023 Realignment Programs as compared to the same period in 2023.
Gross profit for the six months ended June 30, 2024 increased by $60.0 million, or 13.4%, as compared with the same period in 2023. Gross profit margin for the six months ended June 30, 2024 of 32.1% increased from 30.6% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases and higher sales volume, partially offset by increased charges of $11.1 million related to our 2023 Realignment Programs and higher broad-based annual incentive compensation as compared to the same period in 2023.
SG&A for the three months ended June 30, 2024 increased by $3.3 million, or 2.5%, as compared with the same period in 2023. Currency effects provided a decrease of approximately $1 million. The increase in SG&A was primarily due to a $2.9 million increase in research and development costs and $1.6 million increase in bad debt expense, partially offset by lower broad-based annual incentive compensation and decreased charges of $0.7 million related to our 2023 Realignment Programs as compared to the same period in 2023.
SG&A for the six months ended June 30, 2024 decreased by $4.0 million, or 1.4%, as compared with the same period in 2023. Currency effects provided a decrease of less than $1 million. The decrease in SG&A was primarily due to a $2.9 million impairment of a licensing intangible in 2023 that did not recur, the reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia and decreased charges of $1.7 million related to our 2023 Realignment Programs, partially offset by a $6.9 million increase in research and development costs, $3.0 million increase in bad debt expense and higher broad-based annual incentive compensation as compared to the same period in 2023.
Operating income for the three months ended June 30, 2024 increased by $33.0 million, or 33.7%, as compared with the same period in 2023. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $33.4 million increase in gross profit partially offset by the $3.3 million increase in SG&A.
Operating income for the six months ended June 30, 2024 increased by $64.8 million, or 36.6%, as compared with the same period in 2023. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $60.0 million increase in gross profit and $4.0 million decrease in SG&A.
Backlog of $1,857.8 million at June 30, 2024 decreased by $33.9 million, or 1.8%, as compared with December 31, 2023. Currency effects provided a decrease of approximately $28 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 42 manufacturing facilities and QRCs in 22 countries around the world, with five of its 18 manufacturing operations located in the United States, seven located in Europe and the Middle East, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$349.2	$359.7
Sales	347.7	317.7
Gross profit	106.3	93.1
Gross profit margin	30.6%	29.3%
SG&A	61.0	56.9
Loss on sale of business	(13.0)	—
Segment operating income	32.3	36.1
Segment operating income as a percentage of sales	9.3%	11.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$689.9	$691.6
Sales	668.2	599.3
Gross profit	199.0	173.4
Gross profit margin	29.8%	28.9%
SG&A	119.0	118.7
Loss on sale of business	(13.0)	—
Segment operating income	67.0	54.6
Segment operating income as a percentage of sales	10.0%	9.1%
Bookings for the three months ended June 30, 2024 decreased by $10.5 million, or 2.9%, as compared with the same period in 2023. Bookings included negative currency effects of approximately $2 million. The decrease in customer bookings was driven by decreased customer orders in the oil and gas, chemical and water management industries, partially offset by increased customer orders in the power generation industry. Decreased customer bookings were driven by decreased orders of $16.8 million into Asia Pacific, $7.4 million into the Middle East, $4.9 million into Europe and $0.4 million into Africa, partially offset by increased orders of $10.3 million into Latin America and $9.9 million into North America. The decrease was primarily driven by customer original equipment bookings.
Bookings for the six months ended June 30, 2024 decreased by $1.7 million, or 0.2%, as compared with the same period in 2023. Bookings included negative currency effects of approximately $3 million. The decrease in customer bookings was primarily driven by decreased customer orders in the oil and gas, chemical, water management and general industries, partially offset by increased customer orders in the power generation industry. Decreased customer bookings were driven by decreased orders of $16.1 million into the Middle East and $10.7 million into North America, partially offset by increased orders of $11.5 million into Latin America, $10.3 million into Asia Pacific, $3.8 million into Europe and $1.9 million into Africa. The decrease was driven by customer original equipment bookings.
Sales for the three months ended June 30, 2024 increased $30.0 million, or 9.4%, as compared with the same period in 2023. The increase included negative currency effects of approximately $2 million. Increased customer sales were primarily driven by customer original equipment sales. The increase was primarily driven by increased customer sales of $15.9 million into the Middle East, $14.7 million into Asia Pacific, $3.4 million into Europe and $0.3 million into North America, partially offset by decreased customer sales of $1.6 million into Africa and $1.1 million into Latin America.
Sales for the six months ended June 30, 2024 increased $68.9 million, or 11.5%, as compared with the same period in 2023. The increase included negative currency effects of approximately $2 million. Increased customer sales were driven by both aftermarket and customer original equipment sales. The increase was primarily driven by increased customer sales of $28.6 million into the Middle East, $23.1 million into Asia Pacific, $12.3 million into Europe, $3.4 million into North America and $3.3 million into Africa, partially offset by decreased customer sales of $4.0 million into Latin America.
Gross profit for the three months ended June 30, 2024 increased by $13.2 million, or 14.2%, as compared with the same period in 2023. Gross profit margin for the three months ended June 30, 2024 of 30.6% increased from the 29.3% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume, decreased charges of $2.9 million related to our 2023 Realignment Programs and lower broad-based annual incentive compensation, partially offset by slightly unfavorable mix as compared to the same period in 2023.
Gross profit for the six months ended June 30, 2024 increased by $25.6 million, or 14.8%, as compared with the same period in 2023. Gross profit margin for the six months ended June 30, 2024 of 29.8% increased from the 28.9% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume, decreased charges of $2.2 million related to our 2023 Realignment Programs and lower broad-based annual incentive compensation, partially offset by slightly unfavorable mix as compared to the same period in 2023.
SG&A for the three months ended June 30, 2024 increased by $4.1 million, or 7.2%, as compared with the same period in 2023. Currency effects provided a decrease of less than $1 million. The increase in SG&A was primarily due to a $1.3 million increase in research and development costs, $1.1 million related to ongoing merger and acquisition costs and $0.7 million increase in bad debt expense, partially offset by $2.9 million of expense related to the terminated Velan acquisition incurred in the second quarter of 2023 that did not recur and lower broad-based annual incentive compensation as compared to the same period in 2023.

SG&A for the six months ended June 30, 2024 increased by $0.3 million, or 0.3%, as compared with the same period in 2023. Currency effects provided a decrease of less than $1 million. The increase in SG&A was primarily due to $3.3 million increase in research and development costs, $1.8 million increase in bad debt expense and $1.1 million related to ongoing merger and acquisition costs, partially offset by decreased charges of $8.8 million related to our 2023 Realignment Programs, $6.0 million of expense related to the terminated Velan acquisition in 2023 that did not recur and lower broad-based annual incentive compensation as compared to the same period in 2023.
Loss on sale of business for the three and six months ended June 30, 2024 increased by $13.0 million from zero in 2023 to $13.0 million in 2024 due to the divestiture of NAF AB, a previously wholly-owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. The loss on sale of business is included within charges related to our 2023 Realignment Programs.
Operating income for the three months ended June 30, 2024 decreased by $3.8 million, or 10.5%, as compared with the same period in 2023. The decrease included negative currency effects of less than $1 million. The decrease was primarily due to the $13.0 million loss on sale of business and $4.1 million increase in SG&A, partially offset by the $13.2 million increase in gross profit.
Operating income for the six months ended June 30, 2024 increased by $12.4 million, or 22.7%, as compared with the same period in 2023. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $25.6 million increase in gross profit, partially offset by the $13.0 million loss on sale of business and $0.3 million increase in SG&A.
Backlog of $837.5 million at June 30, 2024 increased by $10.7 million, or 1.3%, as compared with December 31, 2023. Currency effects provided a decrease of approximately $7 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Net cash flows provided (used) by operating activities	$49.5	$50.4
Net cash flows provided (used) by investing activities	(30.1)	(32.8)
Net cash flows provided (used) by financing activities	(36.7)	(32.3)
Existing cash, cash generated by operations and borrowings available under the Senior Credit Facility are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at June 30, 2024 was $515.1 million as compared with $545.7 million at December 31, 2023.
Our cash balance decreased by $30.6 million to $515.1 million at June 30, 2024, as compared with December 31, 2023. The cash activity during the first six months of 2024 included cash provided by operating activities, $55.3 million in dividend payments, $28.3 million in capital expenditures, $30.0 million of payments on our Term Loan and $16.2 million of share repurchases.
For the six months ended June 30, 2024, our cash provided by operating activities was $49.5 million, as compared to cash provided of $50.4 million for the same period in 2023. Cash flow used for working capital increased for the six months ended June 30, 2024, primarily due to increased cash flows used by or decreased cash flows provided by accounts receivable, contract assets, accrued liabilities, and retirement obligations and other liabilities, partially offset by increased cash flows provided by or decreased cash flows used by inventories, prepaid expenses and other, accounts payable, contract liabilities and net deferred taxes as compared to the same period in 2023.
Increases in accounts receivable used $168.5 million of cash flow for the six months ended June 30, 2024, as compared to $5.4 million used for the same period in 2023. As of June 30, 2024, our days’ sales outstanding ("DSO") was 80 days as compared with 74 days as of June 30, 2023.
Increases in contract assets used $13.3 million of cash flow for the six months ended June 30, 2024, as compared with cash flows provided of $9.9 million for the same period in 2023.

Decreases in inventory provided $3.6 million of cash flow for the six months ended June 30, 2024, as compared with cash flows used of $99.2 million for the same period in 2023. Inventory turns were 3.6 times at June 30, 2024, as compared to 3.2 times as of June 30, 2023.
Increases in accounts payable provided $14.4 million of cash flow for the six months ended June 30, 2024, as compared with $7.1 million of cash provided for the same period in 2023. Decreases in accrued liabilities used $47.8 million of cash flow for the six months ended June 30, 2024, as compared with $2.1 million of cash flow used for the same period in 2023.
Increases in contract liabilities provided $10.9 million of cash flow for the six months ended June 30, 2024, as compared to cash flows provided of $10.8 million for the same period in 2023.
Cash flows used by investing activities during the six months ended June 30, 2024 were $30.1 million, as compared to cash flows used of $32.8 million for the same period in 2023. Cash outflows in the six months ended June 30, 2024 resulted primarily from capital expenditures of $28.3 million, a decrease of $3.6 million and payment for disposition of business of $2.4 million as compared with the same period in 2023. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2024, we currently estimate capital expenditures to be between $75 million and $85 million before consideration of any acquisition activity.
Cash flows used by financing activities during the six months ended June 30, 2024 were $36.7 million, as compared to $32.3 million of cash flows used for the same period in 2023. Cash outflows in the six months ended June 30, 2024 resulted primarily from the $30.0 million of payments on our Term Loan, $55.3 million of dividend payments, $25.0 million of payments on our Revolving Credit Facility and $16.2 million of share repurchases, partially offset by $100.0 million of cash proceeds from our Revolving Credit Facility. Cash outflows during the six months ended June 30, 2023 resulted primarily from $20.0 million of payments on our Term Loan, $100.0 million repayments under our Revolving Credit Facility and $52.5 million of dividend payments, partially offset by cash inflows of $150.0 million from our Revolving Credit Facility.
Our Senior Credit Facility Agreement matures in September 13, 2026. Approximately $30 million of our outstanding Term Loan Facility is due to mature in the remainder of 2024 and approximately $60 million in 2025. As of June 30, 2024, we had an available capacity of $621.2 million on our Senior Credit Facility, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Senior Credit Facility and is also reduced by outstanding letters of credit. Our Senior Credit Facility is committed and held by a diversified group of financial institutions. Refer to Note 6, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Senior Credit Facility.
During the six months ended June 30, 2024, we have made no cash contributions to our U.S. pension plan. We have no obligation to make contributions to our U.S. pension plans in 2024, but have authorization for contributions up to $20 million. At December 31, 2023, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of June 30, 2024, we have $283.8 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Facility and related covenants. We were in compliance with all applicable covenants under our Senior Credit Facility as of June 30, 2024.

As of June 30, 2024, we have cash and cash equivalents of $515.1 million and $621.2 million of borrowings available under our Senior Credit Facility. During the second quarter of 2024, the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of June 30, 2024 had $75.0 million outstanding. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report. The critical policies, for which no significant changes have occurred in the six months ended June 30, 2024, include:
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
ACCOUNTING DEVELOPMENTS
We have presented the information about pronouncements not yet implemented in Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $(24.4) million and $8.9 million for the three months ended June 30, 2024 and 2023, respectively, and $(52.7) million and $22.4 million for the six months ended June 30, 2024 and 2023, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2024, we had a U.S. dollar equivalent of $654.5 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $656.6 million at December 31, 2023. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(0.2) million and $(4.8) million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $(12.2) million for the six months ended June 30, 2024 and 2023, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2024, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2024 would have impacted our net earnings by approximately $21 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings.
We are party to the legal proceedings that are described in Note 10, "Legal Matters and Contingencies," to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.
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
There have been no material changes in risk factors discussed in our 2023 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended June 30, 2024, our 2023 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective February 19, 2024, the Board of Directors approved a $300.0 million share repurchase authorization, which included approximately $96.1 million of remaining capacity under the prior $500.0 million share repurchase authorization. We repurchased 284,000 shares of our outstanding common stock for $13.6 million during the three months ended June 30, 2024, compared to no repurchases of shares for the same period in 2023. We repurchased 341,000 shares of our outstanding common stock for $16.2 million during the six months ended June 30, 2024, compared to no repurchases of shares for the same period in 2023.  As of June 30, 2024, we have $283.8 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	2,374	(2)	$46.19	44,000	$295.4
May 1 - 31	2,390	(3)	47.48	70,000	292.0
June 1 - 30	1,059	(2)	46.98	170,000	283.8
Total	5,823		$46.86	284,000
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
(3)Includes 436 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $49.16 and 1,954 shares purchased at a price of $47.10 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, no such plans or other arrangements were adopted, terminated or modified.

Item 6.Exhibits

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No.
001-13179) filed on May 25, 2021).

3.2
Flowserve Corporation By-Laws, as amended and restated effective April 12, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on April 12, 2023).

10.1	Flowserve Corporation’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated May 16, 2024.*

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	July 29, 2024	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2024	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)