Form 10-Q
period 2024-09-30
FLOWSERVE CORP
filed 2024-10-28
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2024 there were 131,376,479 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Three Months Ended September 30, 2024 and 2023 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) – Nine Months Ended September 30, 2024 and 2023 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2024 and December 31, 2023 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended September 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Shareholders' Equity – Nine Months Ended September 30, 2024 and 2023 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2024 and 2023 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	45
SIGNATURES	46
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2024	2023
Sales	$1,133,087	$1,094,718
Cost of sales	(776,020)	(777,024)
Gross profit	357,067	317,694
Selling, general and administrative expense	(259,025)	(252,065)
Net earnings from affiliates	5,150	4,627
Operating income	103,192	70,256
Interest expense	(16,587)	(17,273)
Interest income	1,403	2,134
Other income (expense), net	(5,920)	(13,710)
Earnings (loss) before income taxes	82,088	41,407
(Provision for) benefit from income taxes	(18,739)	11,186
Net earnings (loss), including noncontrolling interests	63,349	52,593
Less: Net earnings attributable to noncontrolling interests	(4,967)	(6,437)
Net earnings (loss) attributable to Flowserve Corporation	$58,382	$46,156
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$0.44	$0.35
Diluted	0.44	0.35

Weighted average shares – basic	131,395	131,183
Weighted average shares – diluted	132,247	132,026

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Three Months Ended September 30,
	2024	2023
Net earnings (loss), including noncontrolling interests	$63,349	$52,593
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $66 and $904, respectively	52,872	(43,012)
Pension and other postretirement effects, net of taxes of $(23) and $(20), respectively	(2,221)	2,205
Cash flow hedging activity, net of taxes of $(7) and $(7), respectively	23	30
Other comprehensive income (loss)	50,674	(40,777)
Comprehensive income (loss), including noncontrolling interests	114,023	11,816
Comprehensive (income) loss attributable to noncontrolling interests	(4,966)	(1,626)
Comprehensive income (loss) attributable to Flowserve Corporation	$109,057	$10,190

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2024	2023
Sales	$3,377,458	$3,155,399
Cost of sales	(2,315,326)	(2,218,114)
Gross profit	1,062,132	937,285
Selling, general and administrative expense	(726,070)	(726,424)
Loss on sale of business	(12,981)	—
Net earnings from affiliates	14,494	13,229
Operating income	337,575	224,090
Interest expense	(48,820)	(50,039)
Interest income	3,746	5,535
Other income (expense), net	(12,057)	(27,271)
Earnings (loss) before income taxes	280,444	152,315
(Provision for) benefit from income taxes	(62,728)	(14,571)
Net earnings (loss), including noncontrolling interests	217,716	137,744
Less: Net earnings attributable to noncontrolling interests	(12,498)	(13,618)
Net earnings (loss) attributable to Flowserve Corporation	$205,218	$124,126
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$1.56	$0.95
Diluted	1.55	0.94

Weighted average shares - basic	131,520	131,095
Weighted average shares - diluted	132,343	131,864

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2024	2023
Net earnings (loss), including noncontrolling interests	$217,716	$137,744
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $3,174 and $1,458, respectively	197	(20,605)
Pension and other postretirement effects, net of taxes of $26 and $(62), respectively	(26)	923
Cash flow hedging activity, net of taxes of $(50) and $(21), respectively	42	90
Other comprehensive income (loss)	213	(19,592)
Comprehensive income (loss), including noncontrolling interests	217,929	118,152
Comprehensive (income) loss attributable to noncontrolling interests	(12,212)	(5,891)
Comprehensive income (loss) attributable to Flowserve Corporation	$205,717	$112,261

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$611,745	$545,678
Accounts receivable, net of allowance for expected credit losses of $80,757 and $80,013, respectively	971,261	881,869
Contract assets, net of allowance for expected credit losses of $4,808 and $4,993, respectively	299,421	280,228
Inventories	862,477	879,937
Prepaid expenses and other	124,883	116,065
Total current assets	2,869,787	2,703,777
Property, plant and equipment, net of accumulated depreciation of $1,184,833 and $1,158,451, respectively	502,430	506,158
Operating lease right-of-use assets, net	170,395	156,430
Goodwill	1,188,609	1,182,225
Deferred taxes	216,241	218,358
Other intangible assets, net	117,999	122,248
Other assets, net of allowance for expected credit losses of $65,989 and $66,864, respectively	209,097	219,523
Total assets	$5,274,558	$5,108,719

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$572,776	$547,824
Accrued liabilities	472,454	504,430
Contract liabilities	294,222	287,697
Debt due within one year	66,919	66,243
Operating lease liabilities	33,995	32,382
Total current liabilities	1,440,366	1,438,576
Long-term debt due after one year	1,172,771	1,167,307
Operating lease liabilities	158,216	138,665
Retirement obligations and other liabilities	397,684	389,120
Contingencies (See Note 10)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	496,673	506,525
Retained earnings	3,976,016	3,854,717
Treasury shares, at cost – 45,701 and 45,885 shares, respectively	(2,008,361)	(2,014,474)
Deferred compensation obligation	8,076	7,942
Accumulated other comprehensive loss	(639,100)	(639,601)
Total Flowserve Corporation shareholders’ equity	2,054,295	1,936,100
Noncontrolling interests	51,226	38,951
Total equity	2,105,521	1,975,051
Total liabilities and equity	$5,274,558	$5,108,719
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — July 1, 2024	176,793	$220,991	$489,786	$3,945,577	(45,620)	$(2,004,494)	$7,979	$(689,775)	$46,260	$2,016,324
Stock activity under stock plans	—	—	(321)	—	2	41	97	—	—	(183)
Stock-based compensation	—		7,208	—	—	—	—	—	—	7,208
Net earnings	—	—	—	58,382	—	—	—	—	4,967	63,349
Cash dividends declared ($0.21 per share)	—	—	—	(27,943)	—	—	—	—	—	(27,943)
Repurchases of common shares	—	—	—	—	(83)	(3,908)	—	—	—	(3,908)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	50,675	(1)	50,674
Balance — September 30, 2024	176,793	$220,991	$496,673	$3,976,016	(45,701)	$(2,008,361)	$8,076	$(639,100)	$51,226	$2,105,521

Balance — July 1, 2023	176,793	$220,991	$495,281	$3,798,984	(45,894)	$(2,014,932)	$7,815	$(623,687)	$37,558	$1,922,010
Stock activity under stock plans	—	—	(153)	—	1	53	63	—	—	(37)
Stock-based compensation	—		6,250	—	—	—	—	—	—	6,250
Net earnings	—	—	—	46,156	—	—	—	—	6,437	52,593
Cash dividends declared ($0.20 per share)	—	—	—	(26,748)	—	—	—	—	—	(26,748)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(35,966)	(4,811)	(40,777)
Balance — September 30, 2023	176,793	$220,991	$501,378	$3,818,392	(45,893)	$(2,014,879)	$7,878	$(659,653)	$39,184	$1,913,291
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2024	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(34,460)	—	608	26,183	134	—	—	(8,143)
Stock-based compensation	—	—	24,608	—	—	—	—	—	—	24,608
Net earnings	—	—	—	205,218	—	—	—	—	12,498	217,716
Cash dividends declared ( $0.63 per share)	—	—	—	(83,919)	—	—	—	—	—	(83,919)
Repurchases of common shares	—	—	—	—	(424)	(20,070)	—	—	—	(20,070)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	499	(286)	213
Other, net	—	—	—	—	—	—	—	2	63	65
Balance — September 30, 2024	176,793	$220,991	$496,673	$3,976,016	(45,701)	$(2,008,361)	$8,076	$(639,100)	$51,226	$2,105,521

Balance — January 1, 2023	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(28,233)	—	466	22,003	899	—	—	(5,331)
Stock-based compensation	—	—	22,127	—	—	—	—	—	—	22,127
Net earnings	—	—	—	124,126	—	—	—	—	13,618	137,744
Cash dividends declared ($0.60 per share)	—	—	—	(79,943)	—	—	—	—	—	(79,943)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(11,865)	(7,727)	(19,592)
Other, net	—	—	—	—	—	—	—	—	(321)	(321)
Balance — September 30, 2023	176,793	$220,991	$501,378	$3,818,392	(45,893)	$(2,014,879)	$7,878	$(659,653)	$39,184	$1,913,291
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2024	2023
Cash flows – Operating activities:
Net earnings (loss), including noncontrolling interests	$217,716	$137,744
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	56,765	55,292
Amortization of intangible and other assets	6,482	7,782
Loss on sale of business	12,981	—
Stock-based compensation	24,608	22,127
Foreign currency, asset write downs and other non-cash adjustments	11,580	(11,827)
Change in assets and liabilities:
Accounts receivable, net	(96,402)	1,524
Inventories	2,944	(114,596)
Contract assets, net	(23,293)	(10,239)
Prepaid expenses and other, net	3,505	(6,727)
Accounts payable	24,654	1,910
Contract liabilities	8,466	15,879
Accrued liabilities	(33,850)	21,429
Retirement obligations and other liabilities	8,696	38,838
Net deferred taxes	3,108	(27,996)
Net cash flows provided (used) by operating activities	227,960	131,140
Cash flows – Investing activities:
Capital expenditures	(52,169)	(47,544)
Payments for disposition of business	(2,555)	—
Other	612	(833)
Net cash flows provided (used) by investing activities	(54,112)	(48,377)
Cash flows – Financing activities:
Payments on term loan	(45,000)	(30,000)
Proceeds under revolving credit facility	100,000	230,000
Payments under revolving credit facility	(50,000)	(145,000)
Proceeds under other financing arrangements	1,001	242
Payments under other financing arrangements	(784)	(2,098)
Repurchases of common shares	(20,070)	—
Payments related to tax withholding for stock-based compensation	(9,407)	(6,203)
Payments of dividends	(82,848)	(78,712)
Other	(272)	(320)
Net cash flows provided (used) by financing activities	(107,380)	(32,091)
Effect of exchange rate changes on cash and cash equivalents	(401)	(5,185)
Net change in cash and cash equivalents	66,067	45,487
Cash and cash equivalents at beginning of period	545,678	434,971
Cash and cash equivalents at end of period	$611,745	$480,458
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2024 and 2023 and condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. We made no further adjustments through September 30, 2024. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
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
NAF AB Divestiture — Effective May 4, 2024, we divested NAF AB, a previously wholly-owned subsidiary and control valves business within our Flow Control Division ("FCD") segment, including the NAF AB facility located in Linkoping, Sweden. The sale included cash paid to the buyer of $2.6 million and resulted in both a pre-tax and after-tax loss of $13.0 million recorded in loss on sale of business in the condensed consolidated statements of income in the period ended June 30, 2024. In 2024, through the date of disposition, we recorded revenues of approximately $3.0 million and an immaterial amount of operating income.

MOGAS Industries Acquisition — On October 15, 2024, we acquired all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), for a cash purchase price of $290.0 million, before including closing working capital adjustments and a contingent earnout payment of up to $15.0 million based on MOGAS achieving certain financial goals for the calendar year ended December 31, 2024. MOGAS, a privately held provider of mission-critical severe service valves and associated aftermarket services, is based in Houston, Texas and has operations primarily in North America and, to a lesser extent, Europe and Asia Pacific. The acquisition was funded using a combination of cash on hand and term loan financing under our Second Amended and Restated Credit Agreement. MOGAS's differentiated valve products are expected to enhance our installed base, creating meaningful aftermarket opportunities with the addition of MOGAS's strong brand, heritage, and technical expertise in diverse and attractive end markets, including the growing mining industry. MOGAS's 2023 sales were approximately $166 million.
The acquisition will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting. The purchase price allocation remains preliminary pending management's valuation assessment. Acquisition related expenses incurred during the three and nine months ended September 30, 2024 were $1.7 million and $2.8 million, respectively, and are included within selling, general and administrative ("SG&A") expense in our condensed consolidated statements of income.
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
We adopted ASU No. 2022-04 effective January 1, 2023. We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receiving payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees, subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of both September 30, 2024, and December 31, 2023, $13.5 million remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheet.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." The amendments require that entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and disclose specific information about income taxes paid. The amendments eliminate previously required disclosures around changes in unrecognized tax benefits and cumulative amounts of certain temporary differences. The amendments are effective prospectively for annual periods beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of this ASU on our disclosures.

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
Revenue from products and services transferred to customers over time accounted for approximately 17% and 16% of total revenue for the three-month period ended September 30, 2024 and 2023, respectively, and 17% and 15% for the nine-month period ended September 30, 2024 and 2023, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 83% and 84% of total revenue for the three-month period ended September 30, 2024 and 2023, respectively, and 83% and 85% for the nine-month period ended September 30, 2024 and 2023, respectively. Refer to Note 2, "Revenue Recognition," to our consolidated financial statements included in our 2023 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$282,895	$272,939	$555,834
Aftermarket	498,477	78,776	577,253
	$781,372	$351,715	$1,133,087

	Three Months Ended September 30, 2023
	FPD	FCD	Total
Original Equipment	$284,323	$244,862	$529,185
Aftermarket	480,990	84,543	565,533
	$765,313	$329,405	$1,094,718

	Nine Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$869,799	$781,006	$1,650,805
Aftermarket	1,490,949	235,704	1,726,653
	$2,360,748	$1,016,710	$3,377,458

	Nine Months Ended September 30, 2023
	FPD	FCD	Total
Original Equipment	$821,107	$689,384	$1,510,491
Aftermarket	1,408,536	236,372	1,644,908
	$2,229,643	$925,756	$3,155,399
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$313,744	$133,944	$447,688
Latin America(2)	81,434	7,103	88,537
Middle East and Africa	133,600	58,652	192,252
Asia Pacific	109,070	89,339	198,409
Europe	143,524	62,677	206,201
	$781,372	$351,715	$1,133,087

	Three Months Ended September 30, 2023
	FPD	FCD	Total
North America(1)	$320,182	$134,246	$454,428
Latin America(2)	72,637	7,329	79,966
Middle East and Africa	129,370	43,134	172,504
Asia Pacific	106,455	87,265	193,720
Europe	136,669	57,431	194,100
	$765,313	$329,405	$1,094,718

	Nine Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$966,870	$406,317	$1,373,187
Latin America(2)	224,787	18,257	243,044
Middle East and Africa	404,514	155,530	560,044
Asia Pacific	321,204	252,832	574,036
Europe	443,373	183,774	627,147
	$2,360,748	$1,016,710	$3,377,458

	Nine Months Ended September 30, 2023
	FPD	FCD	Total
North America(1)	$920,433	$403,368	$1,323,801
Latin America(2)	199,730	22,385	222,115
Middle East and Africa	373,891	108,066	481,957
Asia Pacific	330,243	227,608	557,851
Europe	405,346	164,329	569,675
	$2,229,643	$925,756	$3,155,399
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On September 30, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $924 million. We estimate recognition of approximately $195 million of this amount as revenue in the remainder of 2024 and an additional $729 million in 2025 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2024 and 2023:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2024	$280,228	$1,034	$287,697	$1,543
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(199,580)	(174)
Revenue recognized in the period in excess of billings	639,717	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	206,998	—
Amounts transferred from contract assets to receivables	(604,907)	(709)	—	—
Currency effects and other, net	(15,617)	620	(893)	(365)
Ending balance, September 30, 2024	$299,421	$945	$294,222	$1,004

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2023	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(191,728)	—
Revenue recognized in the period in excess of billings	562,582	899	—	—
Billings arising during the period in excess of revenue recognized	—	—	203,692	562
Amounts transferred from contract assets to receivables	(546,247)	(424)	—	—
Currency effects and other, net	(4,659)	221	1,798	(573)
Ending balance, September 30, 2023	$245,133	$993	$270,725	$1,048
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the nine months ended September 30, 2024 and 2023:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	11,431	(111)
Write-offs	(9,026)	(47)
Currency effects and other, net	(1,661)	(27)
Ending balance, September 30, 2024	$80,757	$4,808

Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	8,070	—
Write-offs	(7,709)	(1,406)
Currency effects and other, net	90	454
Ending balance, September 30, 2023	$83,513	$4,867
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the nine months ended September 30, 2024 and 2023:

(Amounts in thousands)	2024	2023
Balance at January 1	$66,864	$66,377
Currency effects and other, net	(875)	502
Balance at September 30	$65,989	$66,879
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2024.

4.Stock-Based Compensation Plans
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 7,091,876 were available for issuance as of September 30, 2024. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2024, 114,943 stock options with a weighted average exercise price of $48.63 and a weighted average remaining contractual life of 2.6 years were outstanding and exercisable. No stock options have been granted or vested since 2020.

 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $24.4 million and $18.5 million at September 30, 2024 and December 31, 2023, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year, for both periods. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended September 30, 2024 and 2023 was $0.3 million and $0.1 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2024 and 2023 was $28.3 million and $23.8 million, respectively.
We recorded stock-based compensation expense of $7.2 million ($5.6 million after-tax) and $6.2 million ($4.8 million after-tax) for the three months ended September 30, 2024 and 2023, respectively. We recorded stock-based compensation expense of $24.6 million ($19.0 million after-tax) and $22.1 million ($17.1 million after-tax) for the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2024
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2024	1,741,486	$36.06
Granted	796,669	42.41
Vested	(775,646)	36.42
Forfeited	(90,852)	35.73
Outstanding as of September 30, 2024	1,671,657	$38.94
Unvested Restricted Shares outstanding as of September 30, 2024 included approximately 520,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2024, 2023 and 2022 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,196,000 shares based on performance targets. As of September 30, 2024, we estimate vesting of approximately 520,000 shares based on expected achievement of performance targets.

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
Foreign exchange forward contracts with third parties had a notional value of $644.5 million and $656.6 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the length of foreign exchange forward contracts currently in place ranged from 21 days to 22 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange forward contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2024	2023
Current derivative assets	$1,460	$1,915
Noncurrent derivative assets	113	17
Current derivative liabilities	738	3,855
Noncurrent derivative liabilities	—	5
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange forward contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Gains (losses) recognized in income	$(24)	$(2,035)	$4,501	$(3,760)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
6.Debt and Finance Lease Obligations
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2024	2023
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $4,034 and $4,479, respectively	$495,966	$495,521
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $4,732 and $5,164, respectively	495,268	494,836
Term Loan, interest rate of 5.95% at September 30, 2024 and 6.70% at December 31, 2023, net of debt issuance costs of $167 and $274, respectively	174,833	219,726
Revolving Credit Facility, interest rate of 6.65% at September 30, 2024	50,000	—
Finance lease obligations and other borrowings	23,623	23,467
Debt and finance lease obligations	1,239,690	1,233,550
Less amounts due within one year	66,919	66,243
Total debt due after one year	$1,172,771	$1,167,307

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
On February 3, 2023, we amended our Senior Credit Agreement (the “Amendment”) to (i) replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lower the Material Acquisition (as defined in the Senior Credit Agreement) threshold from $250.0 million to $200.0 million and (iii) extend compliance dates for certain financial covenants.
On October 10, 2024, we entered into a Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") with Bank of America, N.A., as administrative agent, and the other lenders (together, the "Lenders") and letter of credit issuers party thereto to (i) retain from the Senior Credit Agreement the $800.0 million Revolving Credit Facility, and the right, subject to certain conditions including Lender approval of such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) increase our Term Loan from $300.0 million to $500.0 million, and (iii) extend the maturity date to October 10, 2029. We believe this Second Amended and
Restated Credit Agreement will provide greater flexibility and additional liquidity as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Senior Credit Agreement remained unchanged.
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At September 30, 2024, the interest rate on the Revolving Credit Facility (under the Senior Credit Agreement) was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended September 30, 2024, pursuant to the Senior Credit Agreement. At September 30, 2024, the interest rate on the Term Loan (under the Senior Credit Agreement) was Adjusted Term SOFR plus 1.250% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.250% in the case of Base Rate loans.
As of September 30, 2024, we had $50.0 million in revolving loans outstanding, compared to no revolving loans outstanding for December 31, 2023. We had outstanding letters of credit of $134.8 million and $127.1 million at September 30, 2024 and December 31, 2023. After consideration of the outstanding letters of credit as of September 30, 2024, the amount available for borrowings under the Senior Credit Agreement was limited to $615.2 million. As of December 31, 2023, the amount available for borrowings under our Revolving Credit Facility was $672.9 million. We have scheduled repayments of $9.4 million due in each of the next four quarters on our Term Loan.
Our compliance with applicable financial covenants under the Senior Notes and Senior Credit Agreement are tested quarterly. We were in compliance with all applicable covenants under the Senior Notes and the Senior Credit Agreement as of September 30, 2024.
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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 6, "Debt and Finance Lease Obligations" The estimated fair value of our Senior Notes at September 30, 2024 was $896.6 million compared to the carrying value of $991.2 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2024 and December 31, 2023.

8.Inventories
Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2024	2023
Raw materials	$394,023	$407,979
Work in process	304,922	302,655
Finished goods	266,394	278,787
Less: Excess and obsolete reserve	(102,862)	(109,484)
Inventories	$862,477	$879,937

9.Earnings Per Share
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2024	2023
Net earnings of Flowserve Corporation	$58,382	$46,156
Earnings attributable to common and participating shareholders	$58,382	$46,156
Weighted average shares:
Common stock	131,363	131,138
Participating securities	32	45
Denominator for basic earnings per common share	131,395	131,183
Effect of potentially dilutive securities	852	843
Denominator for diluted earnings per common share	132,247	132,026
Earnings per common share:
Basic	$0.44	$0.35
Diluted	0.44	0.35

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2024	2023
Net earnings of Flowserve Corporation	$205,218	$124,126
Earnings attributable to common and participating shareholders	$205,218	$124,126
Weighted average shares:
Common stock	131,480	131,053
Participating securities	40	42
Denominator for basic earnings per common share	131,520	131,095
Effect of potentially dilutive securities	823	769
Denominator for diluted earnings per common share	132,343	131,864
Earnings per common share:
Basic	$1.56	$0.95
Diluted	1.55	0.94
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.

10.Legal Matters and Contingencies
Asbestos-Related Claims
We are a defendant in a substantial number of lawsuits that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. While the overall number of outstanding asbestos-related claims in which we or our predecessors have been named has generally declined in recent years, the number of new claims may fluctuate or increase between periods, and there can be no assurance that total outstanding claims will continue to decline, or that the average cost per claim to us will not further increase. Asbestos-containing materials incorporated into any such products were encapsulated and used as internal components of process equipment, and we do not believe that significant emission of asbestos fibers occurred during the use of this equipment.
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning claims(1)	8,146	8,050	8,236	8,139
New claims	667	582	1,936	1,749
Resolved claims	(704)	(531)	(2,280)	(1,868)
Other(2)	2	6	219	87
Ending claims(1)	8,111	8,107	8,111	8,107
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2024	2023
Beginning balance, January 1,	$102,903	$98,652
Asbestos liability adjustments, net	23,740	20,537
Cash payment activity	(7,089)	(9,149)
Other, net	(4,187)	(3,783)
Ending balance, September 30,	$115,367	$106,257

During the three and nine months ended September 30, 2024, the Company incurred expenses (net of insurance) of approximately $13.9 million and $20.8 million, respectively, compared to $12.6 million and $18.7 million, respectively, for the same periods in 2023 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. During the three months ended September 30, 2024 and 2023, the Company updated its annual actuarial study to estimate the liability for pending and future claims not yet asserted, and which are probable and estimable and recorded the expenses associated with the true-up to the actuarial study. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(2.5) million and $(14.7) million during the nine months ended September 30, 2024 and 2023, respectively.

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

11.Pension and Postretirement Benefits
Components of the net periodic cost for pension and postretirement benefits for the three months ended September 30, 2024 and 2023 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2024	2023	2024	2023	2024	2023
Service cost	$6.0	$5.4	$1.3	$1.2	$—	$—
Interest cost	5.2	5.1	3.2	2.9	0.2	0.2
Expected return on plan assets	(5.8)	(6.0)	(2.1)	(1.6)	—	—
Amortization of unrecognized prior service cost and other costs	—	—	0.1	(0.1)	—	—
Amortization of unrecognized net loss	—	—	0.7	0.4	0.1	—
Net periodic cost recognized	$5.4	$4.5	$3.2	$2.8	$0.3	$0.2
Components of the net periodic cost for pension and postretirement benefits for the nine months ended September 30, 2024 and 2023 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2024	2023	2024	2023	2024	2023
Service cost	$18.0	$16.1	$3.9	$3.5	$—	$—
Interest cost	15.6	15.3	9.2	8.9	0.5	0.6
Expected return on plan assets	(17.4)	(18.0)	(6.0)	(5.0)	—	—
Amortization of unrecognized prior service cost and other costs	—	0.1	0.3	0.1	0.1	0.1
Amortization of unrecognized net loss	—	—	2.0	1.0	0.1	—
Net periodic cost recognized	$16.2	$13.5	$9.4	$8.5	$0.7	$0.7
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
In conjunction with the amendment of the Qualified Plan, the Organization and Compensation Committee of our Board of Directors approved certain transition benefits associated with freezing the Qualified Plan. In January 2025, a one-time cash transition benefit will be paid to a limited group of employees in the United States that meet certain criteria. We recorded a $5.0 million liability as of September 30, 2024, included within accrued liabilities in our condensed consolidated balance sheet to recognize this obligation, with corresponding expense included within cost of sales and SG&A in our condensed consolidated statements of income. We expect to issue approximately the same amount of value in the form of restricted shares to an additional group of employees in the United States in 2025. The restricted shares are expected to be subject to three year cliff-vesting.

12.Shareholders’ Equity
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per share	$0.21	$0.20	$0.63	$0.60
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
We repurchased 82,785 shares of our outstanding common stock for $3.9 million during the three months ended September 30, 2024, compared to no repurchases of shares for the same period in 2023. We repurchased 423,785 shares of our outstanding common stock for $20.1 million during the nine months ended September 30, 2024, compared to no repurchases of shares for the same period in 2023. As of September 30, 2024, we had $279.9 million of remaining capacity under our current share repurchase program.
13.Income Taxes
For the three months ended September 30, 2024, we earned $82.1 million before taxes and recorded a provision for income taxes of $18.7 million resulting in an effective tax rate of 22.8%. For the nine months ended September 30, 2024, we earned $280.4 million before taxes and recorded a provision for income taxes of $62.7 million resulting in an effective tax rate of 22.4%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2024 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2024 primarily due to the net impact of foreign divestiture and foreign operations.
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
As of September 30, 2024, the amount of unrecognized tax benefits increased by $1.5 million from December 31, 2023. With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2017 or non-U.S. income tax audits for years through 2016. We are currently under examination for various years in Austria, Canada, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, the Philippines, Saudi Arabia, Singapore, Switzerland, the United States and Venezuela.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign jurisdictions as of September 30, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible that there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.

On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of September 30, 2024, the company is not expecting material impacts under currently enacted legislation.

14.Segment Information
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$781,372	$351,715	$1,133,087	$—	$1,133,087
Intersegment sales	762	1,410	2,172	(2,172)	—
Segment operating income	109,274	46,713	155,987	(52,795)	103,192

	Three Months Ended September 30, 2023
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$765,313	$329,405	$1,094,718	$—	$1,094,718
Intersegment sales	861	1,263	2,124	(2,124)	—
Segment operating income	78,270	43,547	121,817	(51,561)	70,256

	Nine Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$2,360,748	$1,016,710	$3,377,458	$—	$3,377,458
Intersegment sales	2,959	4,658	7,617	(7,617)	—
Segment operating income	351,146	113,673	464,819	(127,244)	337,575

	Nine Months Ended September 30, 2023
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$2,229,643	$925,756	$3,155,399	$—	$3,155,399
Intersegment sales	2,029	4,238	6,267	(6,267)	—
Segment operating income	255,345	98,196	353,541	(129,451)	224,090

15.Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax for the three months ended September 30, 2024 and 2023:

	2024				2023
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - July 1	$(576,548)	$(119,687)	$(794)	$(697,029)	$(532,276)	$(87,638)	$(873)	$(620,787)
Other comprehensive income (loss) before reclassifications (3)	52,872	(3,080)	—	49,792	(43,012)	2,697	—	(40,315)
Amounts reclassified from AOCL	—	859	23	882	—	(492)	30	(462)
Net current-period other comprehensive income (loss) (3)	52,872	(2,221)	23	50,674	(43,012)	2,205	30	(40,777)
Balance - September 30	$(523,676)	$(121,908)	$(771)	$(646,355)	$(575,288)	$(85,433)	$(843)	$(661,564)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.3) million and $2.9 million at July 1, 2024 and 2023, respectively, and $(7.3) million and $(1.9) million at September 30, 2024 and 2023, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2024(1)	2023(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(724)	$321
Prior service costs(2)	Other income (expense), net	(158)	151
	Tax benefit (expense)	23	20
	Net of tax	$(859)	$492

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(30)	$(37)
	Tax benefit (expense)	7	7
	Net of tax	$(23)	$(30)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11, "Pension and Postretirement Benefits," for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2024 and 2023:

	2024				2023
(Amounts in thousands)	Foreign currency translation items(1)(4)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1	$(523,873)	$(121,882)	$(813)	$(646,568)	$(554,683)	$(86,356)	$(933)	$(641,972)
Other comprehensive income (loss) before reclassifications (3)	(3,369)	(2,549)	—	(5,918)	(20,605)	2,425	—	(18,180)
Amounts reclassified from AOCL	3,566	2,523	42	6,131	—	(1,502)	90	(1,412)
Net current-period other comprehensive income (loss) (3)	197	(26)	42	213	(20,605)	923	90	(19,592)
Balance - September 30	$(523,676)	$(121,908)	$(771)	$(646,355)	$(575,288)	$(85,433)	$(843)	$(661,564)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.0) million and $5.8 million at January 1, 2024 and 2023, respectively, and $(7.3) million and $(1.9) million at September 30, 2024 and 2023, respectively.
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

The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2024(1)	2023(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(2,033)	$985
Prior service costs(2)	Other income (expense), net	(464)	455
	Tax benefit (expense)	(26)	62
	Net of tax	$(2,523)	$1,502

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(92)	$(111)
	Tax benefit (expense)	50	21
	Net of tax	$(42)	$(90)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 11, "Pension and Postretirement Benefits," for additional details.

16.Realignment Programs
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. During 2023, we also initiated certain product and portfolio optimization activities. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing into 2024. The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions and professional services fees. Expenses are primarily reported in cost of sales ("COS") or SG&A, as applicable, in our condensed consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $123 million of which $37 million is estimated to be non-cash. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our 2023 Realignment Programs:

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$7,856	$(2,342)	$5,514	$—	$5,514
SG&A	484	1,254	1,738	—	1,738
	$8,340	$(1,088)	$7,252	$—	$7,252
Non-Restructuring Charges
COS	$559	$752	$1,311	$(12)	$1,299
SG&A	232	125	357	47	404
	$791	$877	$1,668	$35	$1,703
Total Realignment Charges
COS	$8,415	$(1,590)	$6,825	$(12)	$6,813
SG&A	716	1,379	2,095	47	2,142
Total	$9,131	$(211)	$8,920	$35	$8,955

	Three Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$173	$—	$173	$—	$173
SG&A	—	1	1	(1)	—
	$173	$1	$174	$(1)	$173
Non-Restructuring Charges
COS	$5,968	$1,099	$7,067	$—	$7,067
SG&A	9,929	1,571	11,500	3,454	14,954
	$15,897	$2,670	$18,567	$3,454	$22,021
Total Realignment Charges
COS	$6,141	$1,099	$7,240	$—	$7,240
SG&A	9,929	1,572	11,501	3,453	14,954
Total	$16,070	$2,671	$18,741	$3,453	$22,194

	Nine Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$19,264	$(2,198)	$17,066	$—	$17,066
SG&A	1,235	1,185	2,420	(28)	2,392
Loss on sale of business(1)	—	12,981	12,981	—	12,981
	$20,499	$11,968	$32,467	$(28)	$32,439
Non-Restructuring Charges
COS	$1,573	$1,595	$3,168	$(228)	$2,940
SG&A	(199)	256	57	920	977
	$1,374	$1,851	$3,225	$692	$3,917
Total Realignment Charges
COS	$20,837	$(603)	$20,234	$(228)	$20,006
SG&A	1,036	1,441	2,477	892	3,369
Loss on sale of business(1)	—	12,981	12,981	—	$12,981
Total	$21,873	$13,819	$35,692	$664	$36,356
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Nine Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$571	$—	$571	$66	$637
SG&A	—	8,877	8,877	—	8,877
	$571	$8,877	$9,448	$66	$9,514
Non-Restructuring Charges
COS	$6,913	$4,263	$11,176	$(265)	$10,911
SG&A	11,996	1,601	13,597	16,602	30,199
	$18,909	$5,864	$24,773	$16,337	$41,110
Total Realignment Charges
COS	$7,484	$4,263	$11,747	$(199)	$11,548
SG&A	11,996	10,478	22,474	16,602	39,076
Total	$19,480	$14,741	$34,221	$16,403	$50,624

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$22,226	$4,207	$26,433	$66	$26,499
SG&A	1,285	10,962	12,247	(28)	12,219
Loss on sale of business(1)	—	12,981	12,981	—	12,981
	$23,511	$28,150	$51,661	$38	$51,699
Non-Restructuring Charges
COS	$9,408	$5,767	$15,175	$(655)	$14,520
SG&A	14,285	1,871	16,156	20,019	36,175
	$23,693	$7,638	$31,331	$19,364	$50,695
Total Realignment Charges
COS	$31,634	$9,974	$41,608	$(589)	$41,019
SG&A	15,570	12,833	28,403	19,991	48,394
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$47,204	$35,788	$82,992	$19,402	$102,394
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

Restructuring charges represent costs associated with the relocation or reorganization of certain business activities and facility closures and include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to the termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation or impairment of fixed assets, accelerated amortization or impairment of intangible assets, divestiture of certain non-strategic assets and inventory write-downs. Other costs generally include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges. Restructuring charges include charges related to approved, but not yet announced, facility closures.
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2023 Realignment Programs:

	Three Months Ended September 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$2,593	$—	$2,597	$324	$5,514
SG&A	(1,055)	—	2,455	338	1,738
Total	$1,538	$—	$5,052	$662	$7,252

	Three Months Ended September 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$2	$—	$—	$171	$173
SG&A	—	—	—	—	—
Total	$2	$—	$—	$171	$173

	Nine Months Ended September 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$6,489	$—	$9,104	$1,473	$17,066
SG&A	(269)	—	2,702	(41)	2,392
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$6,220	$—	$11,806	$14,413	$32,439
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Nine Months Ended September 30, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$443	$294	$(1,270)	$1,170	$637
SG&A	—	—	8,871	6	8,877
Total	$443	$294	$7,601	$1,176	$9,514

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$13,574	$301	$9,898	$2,726	$26,499
SG&A	680	—	11,573	(34)	12,219
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$14,254	$301	$21,471	$15,673	$51,699
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the nine months ended September 30, 2024 and 2023:

(Amounts in thousands)	2024	2023
Balance at January 1	$8,184	$965
Charges, net of adjustments	6,541	1,912
Cash expenditures	(3,012)	(1,747)
Other non-cash adjustments, including currency	(1,894)	(266)
Balance at September 30	$9,819	$864

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
The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, SIHI, INNOMAG, Valtek, Limitorque, Durco and Argus, which we believe to be one of the most comprehensive in the industry. Our products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction ("EPC") firms, original equipment manufacturers, distributors and end users.
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
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing through 2024.
MOGAS Industries Acquisition — On October 15, 2024, we acquired all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), for a cash purchase price of $290.0 million, before including closing working capital adjustments and a contingent earnout payment of up to $15.0 million based on MOGAS achieving certain financial goals for the calendar year ended December 31, 2024. MOGAS, a privately held provider of mission-critical severe service valves and associated aftermarket services, is based in Houston, Texas and has operations primarily in North America and, to a lesser extent, Europe and Asia Pacific. The acquisition was funded using a combination of cash on hand and term loan financing under our Second Amended and Restated Credit Agreement. MOGAS's differentiated valve products are expected to enhance our installed base, creating meaningful aftermarket opportunities with the addition of MOGAS's strong brand, heritage, and technical expertise in diverse and attractive end markets, including the growing mining industry. MOGAS's 2023 sales were approximately $166 million.
The acquisition will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting. The purchase price allocation remains preliminary pending management's valuation assessment. Acquisition related expenses incurred during the three and nine months ended September 30, 2024 were $1.7 million and $2.8 million, respectively, and are included within selling, general and administrative ("SG&A") expense in our condensed consolidated statements of income.

2024 Outlook
We have seen growth from the end-markets we serve and continue to focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our sales volume is expected to deliver sustainable and healthy growth, while our 2023 Realignment Programs and the new operating model have unlocked gains in organizational efficiency. With our strong backlog and supportive market environment, we expect to deliver annual revenue growth in 2024.

As of September 30, 2024, we have cash and cash equivalents of $611.7 million and $615.2 million of borrowings available under our Senior Credit Agreement. On October 10, 2024, we entered into the Second Amended and Restated Credit Agreement, which includes a $800.0 million Revolving Credit Facility and $500.0 million Term Loan. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.

RESULTS OF OPERATIONS — Three and nine months ended September 30, 2024 and 2023
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and are continuing into 2024. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $123 million of which $37 million is estimated to be non-cash. Based on the activities of the 2023 Realignment Programs initiated to date, we estimate that we recognized cost savings of approximately $89 million through September 30, 2024. Upon completion of the activities of the 2023 Realignment Programs that have been identified and initiated to date, we expect to achieve annualized cost savings in excess of $100 million. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment related to our 2023 Realignment Programs:

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$8,415	$(1,590)	$6,825	$(12)	$6,813
SG&A	716	1,379	2,095	47	2,142
Total	$9,131	$(211)	$8,920	$35	$8,955

	Three Months Ended September 30, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$6,141	$1,099	$7,240	$—	$7,240
SG&A	9,929	$1,572	11,501	3,453	14,954
Total	$16,070	$2,671	$18,741	$3,453	$22,194

	Nine Months Ended September 30, 2024

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$20,837	$(603)	$20,234	$(228)	$20,006
SG&A	1,036	1,441	2,477	892	3,369
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$21,873	$13,819	$35,692	$664	$36,356
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Nine Months Ended September 30, 2023

(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$7,484	$4,263	$11,747	$(199)	$11,548
SG&A	11,996	10,478	22,474	16,602	39,076
Total	$19,480	$14,741	$34,221	$16,403	$50,624
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2024	2023
Bookings	$1,203.6	$1,067.5
Sales	1,133.1	1,094.7

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Bookings	$3,487.2	$3,234.7
Sales	3,377.5	3,155.4

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2024 increased by $136.1 million, or 12.7%, as compared with the same period in 2023. The increase included negative currency effects of approximately $7 million. The increase was driven by increased customer orders of $60 million in the water management industry, $34 million in the power generation industry, $31 million in the oil and gas industry and $22 million in general industries, partially offset by a decrease of $15 million in the chemical industry. The increase in customer bookings was driven substantially by original equipment bookings.
Bookings for the nine months ended September 30, 2024 increased by $252.5 million, or 7.8%, as compared with the same period in 2023. The increase included negative currency effects of approximately $16 million. The increase was driven by increased customer bookings of $119 million in the oil and gas industry, $80 million in the power generation industry, $50 million in the water management industry and $10 million in general industries, partially offset by a decrease of $4 million in the chemical industry. The increase in customer bookings was driven substantially by original equipment bookings and included the impact of FPD orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East.
Sales for the three months ended September 30, 2024 increased by $38.4 million, or 3.5%, as compared with the same period in 2023. The increase included negative currency effects of approximately $5 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales of $25 million into the Middle East, $13 million into Europe, $9 million into Latin America and $6 million into Asia Pacific, partially offset by decreased customer sales of $4 million into both Africa and North America. Net sales to international customers, including export sales from the United States, were approximately 64% and 63% of total sales for the three months ended September 30, 2024 and 2023, respectively. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 52% of total sales for the same period in 2023.
Sales for the nine months ended September 30, 2024 increased by $222.1 million, or 7.0%, as compared with the same period in 2023. The increase included negative currency effects of approximately $9 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales of $83 million into the Middle East, $60 million into Europe, $54 million into North America, $22 million into Latin America and $18 million into Asia Pacific, partially offset by decreased customer sales of $3 million into Africa. Net sales to international customers, including export sales from the United States, were approximately 64% and 63% of total sales for the nine months ended September 30, 2024 and 2023, respectively. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 52% of total sales for the same period in 2023.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,783.8 million at September 30, 2024 increased by $88.7 million, or 3.3%, as compared with December 31, 2023. Currency effects provided an increase of less than $1 million. Approximately 38% and 37% of the backlog at September 30, 2024 and December 31, 2023, respectively, was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $924 million, as discussed in Note 2, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Gross profit	$357.1	$317.7
Gross profit margin	31.5%	29.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Gross profit	$1,062.1	$937.3
Gross profit margin	31.4%	29.7%
Gross profit for the three months ended September 30, 2024 increased by $39.4 million, or 12.4%, as compared with the same period in 2023. Gross profit margin for the three months ended September 30, 2024 of 31.5% increased from 29.0% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume, lower broad-based annual incentive compensation and decreased charges of $0.4 million related to our 2023 Realignment Programs, partially offset by $2.7 million in one-time U.S. pension plan transition benefit expense as compared to the same period in 2023.
Gross profit for the nine months ended September 30, 2024 increased by $124.8 million, or 13.3%, as compared with the same period in 2023. Gross profit margin for the nine months ended September 30, 2024 of 31.4% increased from 29.7% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases and higher sales volume, partially offset by increased charges of $8.5 million related to our 2023 Realignment Programs, $2.7 million in one-time U.S. pension transition benefit expense and higher broad-based annual incentive compensation as compared to the same period in 2023.
Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
SG&A	$259.0	$252.1
SG&A as a percentage of sales	22.9%	23.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
SG&A	$726.1	$726.4
SG&A as a percentage of sales	21.5%	23.0%
SG&A for the three months ended September 30, 2024 increased by $6.9 million, or 2.7%, as compared with the same period in 2023. Currency effects yielded a decrease of approximately $1 million. SG&A increased due to increased charges of $11.0 million in research and development costs which includes the $7.2 million strategic acquisition of intellectual property related to certain liquefied natural gas ("LNG") technology, $2.3 million in one-time U.S. pension plan transition benefit expense, $1.7 million of expense related to the MOGAS acquisition, asbestos-related costs of $1.3 million driven by a $12.0 million adjustment for Incurred But Not Reported ("IBNR") asbestos liability accruals based on an annual actuarial study, and an increase in bad debt expense of $0.8 million, partially offset by decreased charges of $12.8 million related to our 2023 Realignment Programs, $2.5 million of expense related to the terminated Velan acquisition incurred in the third quarter of 2023 that did not recur and lower broad-based annual incentive compensation as compared with the same period in 2023. SG&A as a percentage of sales for the three months ended September 30, 2024 decreased 10 basis points primarily due to increased sales leverage that outpaced cost increases.
SG&A for the nine months ended September 30, 2024 decreased by $0.3 million, or less than one percent, as compared with the same period in 2023. Currency effects yielded a decrease of approximately $2 million. SG&A decreased due to decreased charges of $35.7 million related to our 2023 Realignment Programs, $8.5 million of expense related to the terminated Velan acquisition incurred in 2023 that did not recur, a $2.9 million impairment of a licensing intangible in 2023 that did not recur, the reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia and lower broad-based annual incentive compensation, partially offset by an increase in research and development costs of $20.2 million which includes the $7.2 million strategic acquisition of intellectual property related to certain LNG technology, an increase in bad debt expense of $5.6 million, asbestos-related costs of $3.4 million for IBNR asbestos liability accruals, $2.8 million of expense related to the MOGAS acquisition and a $1.8 million discrete software asset impairment as compared with the same period in 2023. SG&A as a percentage of sales for the nine months ended September 30, 2024 decreased 150 basis points primarily due to increased sales leverage and cost decreases.
Loss on Sale of Business

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Loss on sale of business	$(13.0)	$—
The loss on sale of business for the nine months ended September 30, 2024 increased by $13.0 million from zero in 2023 to $13.0 million in 2024 due to the divestiture of NAF AB, a previously wholly-owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. See Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report for additional information on this transaction.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2024	2023
Net earnings from affiliates	$5.2	$4.6

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Net earnings from affiliates	$14.5	$13.2
Net earnings from affiliates for the three months ended September 30, 2024 increased by $0.6 million, or 13.0%, as compared with the same period in 2023. The increase in net earnings was primarily a result of increased earnings of our FPD joint venture in South Korea.
Net earnings from affiliates for the nine months ended September 30, 2024 increased by $1.3 million, or 9.8%, as compared with the same period in 2023. The increase was primarily a result of increased earnings of our FPD joint venture in South Korea.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Operating income	$103.2	$70.3
Operating income as a percentage of sales	9.1%	6.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Operating income	$337.6	$224.1
Operating income as a percentage of sales	10.0%	7.1%
Operating income for the three months ended September 30, 2024 increased by $32.9 million, or 46.8%, as compared with the same period in 2023. The increase included negative currency effects of approximately $2 million. The increase was primarily a result of the $39.4 million increase in gross profit partially offset by the $6.9 million increase in SG&A.
Operating income for the nine months ended September 30, 2024 increased by $113.5 million, or 50.6%, as compared with the same period in 2023. The increase included negative currency effects of approximately $4 million. The increase was primarily a result of the $124.8 million increase in gross profit and $0.3 million decrease in SG&A, partially offset by $13.0 million loss on sale of business.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2024	2023
Interest expense	$(16.6)	$(17.3)
Interest income	1.4	2.1

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Interest expense	$(48.8)	$(50.0)
Interest income	3.7	5.5
Interest expense for the three months ended September 30, 2024 decreased by $0.7 million, as compared with the same period in 2023, primarily due to lower outstanding debt during the period and lower effective interest rates as compared with the same period in 2023.

Interest expense for the nine months ended September 30, 2024 decreased by $1.2 million, as compared with the same period in 2023, primarily due to lower outstanding debt during the period and lower effective interest rates as compared with the same period in 2023.
Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2024	2023
Other income (expense), net	$(5.9)	$(13.7)

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Other income (expense), net	$(12.1)	$(27.3)
Other expense, net for the three months ended September 30, 2024 decreased by $7.8 million as compared with the same period in 2023, primarily due to a $7.0 million decrease in losses from transactions in currencies other than our sites' functional currencies and $2.0 million decrease in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the United Arab Emirates dirhams, Singapore dollar, Mexican peso and Argentine peso during the three months ended September 30, 2024, as compared with the same period in 2023.
Other expense, net for the nine months ended September 30, 2024 decreased by $15.2 million as compared with the same period in 2023, primarily due to a $14.0 million decrease in losses from transactions in currencies other than our sites' functional currencies and a $8.3 million decrease in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Argentine peso, Mexican peso, and Brazilian real during the nine months ended September 30, 2024, as compared with the same period in 2023.
Income Taxes and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Provision for (benefit from) income taxes	$18.7	$(11.2)
Effective tax rate	22.8%	(27.0)%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Provision for (benefit from) income taxes	$62.7	$14.6
Effective tax rate	22.4%	9.6%
The effective tax rate of 22.8% for the three months ended September 30, 2024 increased from (27.0)% for the same period in 2023. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2024 primarily due to the net impact of foreign operations. Refer to Note 13, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 22.4% for the nine months ended September 30, 2024 increased from 9.6% for the same period in 2023. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2024 primarily due to the net impact of foreign divestiture and foreign operations. Refer to Note 13, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2024	2023
Other comprehensive income (loss)	$50.7	$(40.8)

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Other comprehensive income (loss)	$0.2	$(19.6)
Other comprehensive income for the three months ended September 30, 2024 increased by $91.5 million from a loss of $40.8 million in the same period in 2023. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Great British pound, Chinese yuan, Malaysian ringgits and Mexican peso versus the U.S. dollar during the three months ended September 30, 2024, as compared with the same period in 2023.
Other comprehensive income for the nine months ended September 30, 2024 increased by $19.8 million from a loss of $19.6 million in the same period in 2023. The income was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real, Great British pound, Malaysian ringgits and Mexican peso versus the U.S. dollar during the nine months ended September 30, 2024, as compared with the same period in 2023.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$886.6	$734.7
Sales	782.1	766.2
Gross profit	253.2	220.3
Gross profit margin	32.4%	28.8%
SG&A	149.1	146.7
Segment operating income	109.3	78.3
Segment operating income as a percentage of sales	14.0%	10.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$2,488.6	$2,222.3
Sales	2,363.7	2,231.7
Gross profit	761.3	668.6
Gross profit margin	32.2%	30.0%
SG&A	424.8	426.4
Segment operating income	351.1	255.3
Segment operating income as a percentage of sales	14.9%	11.4%

Bookings for the three months ended September 30, 2024 increased by $151.9 million, or 20.7%, as compared with the same period in 2023. The increase included negative currency effects of approximately $7 million. The increase in customer bookings was driven by increased customer orders of $59.5 million in the water management industry, $27.8 million in the power generation industry, $26.5 million in the oil and gas industry, $26.3 million in general industries and $3.1 million in the chemical industry. Customer bookings increased $88.6 million into North America, $48.3 million into Europe, $29.8 million into the Middle East and $20.9 million into Africa, partially offset by decreased customer orders of $27.6 million into Asia Pacific, and $18.2 million into Latin America. The increase was primarily driven by original equipment bookings.
Bookings for the nine months ended September 30, 2024 increased by $266.3 million, or 12.0%, as compared with the same period in 2023. The increase included negative currency effects of approximately $13 million. The increase in customer bookings was driven by increased customer orders of $118 million in the oil and gas industry, $54 million in the water management industry, $44 million in the power generation industry, $29 million in general industries and $21 million in the chemical industry. Customer bookings increased $195.5 million into the Middle East, $86.2 million into North America, $47.1 million into Europe and $4.3 million into Africa, partially offset by decreased customer orders of $64.3 million into Asia Pacific and $5.0 million into Latin America. The increase was primarily driven by original equipment bookings and included the impact of orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East.
Sales for the three months ended September 30, 2024 increased by $15.9 million, or 2.1% as compared with the same period in 2023 and included negative currency effects of approximately $6 million. The increase was driven by aftermarket customer sales. Increased customer sales of $9.4 million into Latin America, $8.5 million into the Middle East, $7.9 million into Europe and $3.4 million into Asia Pacific were partially offset by decreased sales of $4.3 million into North America and $3.3 million into Africa.
Sales for the nine months ended September 30, 2024 increased by $132.0 million, or 5.9% as compared with the same period in 2023 and included negative currency effects of approximately $8 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $50.1 million into North America, $39.8 million into Europe, $38.8 million into the Middle East and $26.0 million into Latin America were partially offset by decreased sales of $7.9 million into Asia Pacific and $6.6 million into Africa.
Gross profit for the three months ended September 30, 2024 increased by $32.9 million, or 14.9%, as compared with the same period in 2023. Gross profit margin for the three months ended September 30, 2024 of 32.4% increased from 28.8% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume and lower broad-based annual incentive compensation, partially offset by increased charges of $2.3 million related to our 2023 Realignment Programs and $1.7 million in one-time U.S. pension plan transition benefit expense as compared to the same period in 2023.
Gross profit for the nine months ended September 30, 2024 increased by $92.7 million, or 13.9%, as compared with the same period in 2023. Gross profit margin for the nine months ended September 30, 2024 of 32.2% increased from 30.0% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases and higher sales volume, partially offset by increased charges of $13.4 million related to our 2023 Realignment Programs, $1.7 million in one-time U.S. pension plan transition benefit expense and higher broad-based annual incentive compensation as compared to the same period in 2023.
SG&A for the three months ended September 30, 2024 increased by $2.4 million, or 1.6%, as compared with the same period in 2023. Currency effects provided a decrease of approximately $1 million. The increase in SG&A was primarily due to a $11.6 million increase in research and development costs which includes the strategic acquisition of intellectual property related to certain LNG technology, $0.8 million in one-time U.S. pension plan transition benefit expense and $0.2 million increase in bad debt expense, partially offset by decreased charges of $9.2 million related to our 2023 Realignment Programs and lower broad-based annual incentive compensation and as compared to the same period in 2023.
SG&A for the nine months ended September 30, 2024 decreased by $1.6 million, or 0.4%, as compared with the same period in 2023. Currency effects provided a decrease of approximately $1.1 million. The decrease in SG&A was primarily due to realized cost savings associated with previously implemented 2023 Realignment Programs, decreased charges of $11.0 million related to our 2023 Realignment Programs, $2.9 million impairment of a licensing intangible in 2023 that did not recur and the reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia, partially offset by a $18.5 million increase in research and development costs which includes the strategic acquisition of intellectual property related to certain LNG technology, $3.2 million increase in bad debt expense, higher broad-based annual incentive compensation and $0.8 million in one-time U.S. pension plan transition benefit expense as compared to the same period in 2023.
Operating income for the three months ended September 30, 2024 increased by $31.0 million, or 39.6%, as compared with the same period in 2023. The increase included negative currency effects of approximately $2 million. The increase was primarily due to the $32.9 million increase in gross profit partially offset by the $2.4 million increase in SG&A.
Operating income for the nine months ended September 30, 2024 increased by $95.8 million, or 37.5%, as compared with the same period in 2023. The increase included negative currency effects of approximately $4 million. The increase was primarily due to the $92.7 million increase in gross profit and $1.6 million decrease in SG&A.
Backlog of $1,982.8 million at September 30, 2024 increased by $91.1 million, or 4.8%, as compared with December 31, 2023. Currency effects provided a decrease of approximately $1 million.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$318.4	$330.5
Sales	353.1	330.7
Gross profit	106.5	97.6
Gross profit margin	30.2%	29.5%
SG&A	59.8	54.0
Segment operating income	46.7	43.5
Segment operating income as a percentage of sales	13.2%	13.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2024	2023
Bookings	$1,008.3	$1,022.1
Sales	1,021.4	930.0
Gross profit	305.5	270.9
Gross profit margin	29.9%	29.1%
SG&A	178.8	172.7
Loss on sale of business	(13.0)	—
Segment operating income	113.7	98.2
Segment operating income as a percentage of sales	11.1%	10.6%
Bookings for the three months ended September 30, 2024 decreased by $12.1 million, or 3.7%, as compared with the same period in 2023. Bookings included currency benefits of less than $1 million. The decrease in customer bookings was driven by decreased customer orders of $17.9 million in the chemical industry and $3.9 million in general industries, partially offset by increased customer orders of $5.7 million in the power generation industry and $4.9 million in the oil and gas industry. Decreased customer bookings were driven by decreased orders of $14.4 million into Asia Pacific, $5.6 million into Africa and $3.4 million into the Middle East, partially offset by increased orders of $7.2 million into Europe, $2.8 million into Latin America and $2.4 million into North America. The decrease was primarily driven by customer original equipment bookings.
Bookings for the nine months ended September 30, 2024 decreased by $13.8 million, or 1.4%, as compared with the same period in 2023. Bookings included negative currency effects of approximately $3 million. The decrease in customer bookings was primarily driven by decreased customer orders of $24.7 million in the chemical industry, $18.2 million in general industries and $4.3 million from the water management industry, partially offset by increased customer orders of $36.3 million in the power generation industry and $0.9 million in the oil and gas industry. Decreased customer bookings were driven by decreased orders of $19.4 million into the Middle East, $8.3 million into North America, $4.0 million into Asia Pacific and $3.6 million into Africa, partially offset by increased orders of $14.3 million into Latin America and $11.0 million into Europe. The decrease was driven by customer original equipment bookings.
Sales for the three months ended September 30, 2024 increased $22.4 million, or 6.8%, as compared with the same period in 2023. The increase included currency benefits of approximately $1 million. Increased customer sales were driven by customer original equipment sales. The increase was primarily driven by increased customer sales of $16.1 million into the Middle East, $5.6 million into Europe, $2.6 million into Asia Pacific and $0.5 million into North America, partially offset by decreased customer sales of $0.2 million into both Africa and Latin America.
Sales for the nine months ended September 30, 2024 increased $91.4 million, or 9.8%, as compared with the same period in 2023. The increase included negative currency effects of approximately $1 million. Increased customer sales were driven by customer original equipment sales. The increase was primarily driven by increased customer sales of $44.7 million into the Middle East, $26.0 million into Asia Pacific, $20.0 million into Europe, $4.2 million into North America and $3.3 million into Africa, partially offset by decreased customer sales of $4.1 million into Latin America.
Gross profit for the three months ended September 30, 2024 increased by $8.9 million, or 9.1%, as compared with the same period in 2023. Gross profit margin for the three months ended September 30, 2024 of 30.2% increased from the 29.5% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume, decreased charges of $2.7 million related to our 2023 Realignment Programs and lower broad-based annual incentive compensation, partially offset by $0.8 million in one-time U.S. pension plan transition benefit expense and slightly unfavorable mix as compared to the same period in 2023.
Gross profit for the nine months ended September 30, 2024 increased by $34.6 million, or 12.8%, as compared with the same period in 2023. Gross profit margin for the nine months ended September 30, 2024 of 29.9% increased from the 29.1% for the same period in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume, decreased charges of $4.9 million related to our 2023 Realignment Programs and lower broad-based annual incentive compensation, partially offset by $0.8 million in one-time U.S. pension plan transition benefit expense and slightly unfavorable mix as compared to the same period in 2023.
SG&A for the three months ended September 30, 2024 increased by $5.8 million, or 10.7%, as compared with the same period in 2023. Currency effects provided an increase of less than $1 million. The increase in SG&A was primarily due to $1.7 million of expense related to the MOGAS acquisition, $1.6 million increase in research and development costs, $0.6 million increase in bad debt expense and $0.4 million in one-time U.S. pension plan transition benefit expense, partially offset by $2.5 million of expense related to the terminated Velan acquisition incurred in the third quarter of 2023 that did not recur, lower broad-based annual incentive compensation and decreased charges of $0.2 million related to our 2023 Realignment Programs as compared to the same period in 2023.
SG&A for the nine months ended September 30, 2024 increased by $6.1 million, or 3.5%, as compared with the same period in 2023. Currency effects provided an increase of less than $1 million. The increase in SG&A was primarily due to increased sales volume, $5.0 million increase in research and development costs, $2.8 million of expense related to the MOGAS acquisition, $2.4 million increase in bad debt expense and $0.4 million in one-time U.S. pension plan transition benefit expense, partially offset by decreased charges of $9.0 million related to our 2023 Realignment Programs, $8.5 million of expense related to the terminated Velan acquisition incurred in 2023 that did not recur and lower broad-based annual incentive compensation as compared to the same period in 2023.
Loss on sale of business for the nine months ended September 30, 2024 increased by $13.0 million from zero in 2023 to $13.0 million in 2024 due to the divestiture of NAF AB, a previously wholly-owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. The loss on sale of business is included within charges related to our 2023 Realignment Programs.

Operating income for the three months ended September 30, 2024 increased by $3.2 million, or 7.4%, as compared with the same period in 2023. The increase included negative currency effects of less than $1 million. The increase was primarily due to $8.9 million increase in gross profit, partially offset by $5.8 million increase in SG&A.
Operating income for the nine months ended September 30, 2024 increased by $15.5 million, or 15.8%, as compared with the same period in 2023. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $34.6 million increase in gross profit, partially offset by the $13.0 million loss on sale of business and $6.1 million increase in SG&A.
Backlog of $814.4 million at September 30, 2024 decreased by $12.4 million, or 1.5%, as compared with December 31, 2023. Currency effects provided an increase of approximately $2 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow and Liquidity Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Net cash flows provided (used) by operating activities	$228.0	$131.1
Net cash flows provided (used) by investing activities	(54.1)	(48.4)
Net cash flows provided (used) by financing activities	(107.4)	(32.1)
Existing cash, cash generated by operations and borrowings available under the Second Amended and Restated Credit Agreement are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at September 30, 2024 was $611.7 million as compared with $545.7 million at December 31, 2023.
Our cash balance increased by $66.0 million to $611.7 million at September 30, 2024, as compared with December 31, 2023. The cash activity during the first nine months of 2024 included cash provided by operating activities, $82.8 million in dividend payments, $52.2 million in capital expenditures, $45.0 million of payments on our Term Loan and $20.1 million of share repurchases.
For the nine months ended September 30, 2024, our cash provided by operating activities was $228.0 million, as compared to cash provided of $131.1 million for the same period in 2023. Working capital levels vary from period to period and are primarily affected by our volume of work, and can be impacted by billing schedules on our projects. Cash flows used by working capital accounts increased for the nine months ended September 30, 2024, primarily due to increased cash flows used by or decreased cash flows provided by accounts receivable, contract assets, contract liabilities and accrued liabilities, partially offset by increased cash flows provided by or decreased cash flows used by inventories, prepaid expenses and other assets and accounts payable as compared to the same period in 2023.
Increases in accounts receivable used $96.4 million of cash flow for the nine months ended September 30, 2024, as compared to $1.5 million provided for the same period in 2023. As of September 30, 2024, our days’ sales outstanding ("DSO") was 77 days as compared with 71 days as of September 30, 2023.
Increases in contract assets used $23.3 million of cash flow for the nine months ended September 30, 2024, as compared with cash flows used of $10.2 million for the same period in 2023.
Decreases in inventory provided $2.9 million of cash flow for the nine months ended September 30, 2024, as compared with cash flows used of $114.6 million for the same period in 2023. Inventory turns were 3.5 times at September 30, 2024, as compared to 3.3 times as of September 30, 2023.
Increases in accounts payable provided $24.7 million of cash flow for the nine months ended September 30, 2024, as compared with $1.9 million of cash provided for the same period in 2023. Decreases in accrued liabilities used $33.9 million of cash flow for the nine months ended September 30, 2024, as compared with $21.4 million of cash flow provided for the same period in 2023.
Increases in contract liabilities provided $8.5 million of cash flow for the nine months ended September 30, 2024, as compared to cash flows provided of $15.9 million for the same period in 2023.
Cash flows used by investing activities during the nine months ended September 30, 2024 were $54.1 million, as compared to cash flows used of $48.4 million for the same period in 2023. Cash outflows in the nine months ended September 30, 2024 resulted primarily from capital expenditures of $52.2 million, an increase of $4.6 million, and payment for disposition of business of $2.6 million as compared with the same period in 2023. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2024, we currently estimate capital expenditures to be between $75 million and $85 million before consideration of any acquisition activity.
Cash flows used by financing activities during the nine months ended September 30, 2024 were $107.4 million, as compared to $32.1 million of cash flows used for the same period in 2023. Cash outflows in the nine months ended September 30, 2024 resulted primarily from the $45.0 million of payments on our Term Loan, $82.8 million of dividend payments, $50.0 million of payments on our Revolving Credit Facility and $20.1 million of share repurchases, partially offset by $100.0 million of cash proceeds from our Revolving Credit Facility. Cash outflows during the nine months ended September 30, 2023 resulted primarily from $30.0 million of payments on our Term Loan, $145.0 million repayments under our Revolving Credit Facility and $78.7 million of dividend payments, partially offset by cash inflows of $230.0 million from our Revolving Credit Facility.
As of September 30, 2024, we had an available capacity of $615.2 million on our Senior Credit Agreement, which provided for a $800.0 million unsecured revolving credit facility with a maturity date of September 13, 2026. On October 10, 2024, we amended and restated our Senior Credit Agreement and entered into the Second Amended and Restated Credit Agreement to (i) retain from the Senior Credit Agreement the $800.0 million Revolving Credit Facility, and the right, subject to certain conditions including a Lender approving such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) increase our Term Loan from $300.0 million to $500.0 million, and (iii) extend the maturity date to October 10, 2029. As of September 30, 2024, approximately $15.0 million of our outstanding Term Loan is due to mature in the remainder of 2024 and approximately $59.9 million in 2025. However, under the Second Amended and Restated Credit Agreement signed October 10, 2024, the scheduled repayments due in each of the next four quarters on our Term Loan have been reduced to $9.4 million per quarter. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Second Amended and Restated Credit Agreement and is also reduced by outstanding letters of credit. Our Second Amended and Restated Credit Agreement is committed and held by a diversified group of financial institutions. Refer to Note 6, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Second Amended and Restated Credit Agreement.
During the nine months ended September 30, 2024, we contributed $20.0 million to our U.S. pension plan, compared to $2.0 million contributions for the same period in 2023. At December 31, 2023, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our Second Amended and Restated Credit Agreement and our existing cash balance will be sufficient to meet our cash needs for our short-term (next 12 months) and long-term (beyond the next 12 months) business needs. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. See "Financing" and "Cautionary Note Regarding Forward-Looking Statements" below.
As of September 30, 2024, we have $279.9 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 6, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Senior Credit Agreement, Second Amended and Restated Credit Agreement, and related covenants. We were in compliance with all applicable covenants under the Senior Notes and the Senior Credit Agreement as of September 30, 2024.

As of September 30, 2024, we have cash and cash equivalents of $611.7 million and $615.2 million of borrowings available under our Senior Credit Agreement. During the second quarter of 2024, the Company borrowed on the Revolving Credit Facility for general corporate purposes and as of September 30, 2024 had $50.0 million outstanding. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report. The critical policies, for which no significant changes have occurred in the nine months ended September 30, 2024, include:
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
•any volatile regional and global economic conditions resulting from a public health emergency on our business and operations; global supply chain disruptions and the current inflationary environment could adversely affect the efficiency of our manufacturing and increase the cost of providing our products to customers;
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $52.9 million and $(43.0) million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $(20.6) million for the nine months ended September 30, 2024 and 2023, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2024, we had a U.S. dollar equivalent of $644.5 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $656.6 million at December 31, 2023. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(3.2) million and $(12.2) million for the three months ended September 30, 2024 and 2023, respectively, and $(2.1) million and $(24.3) million for the nine months ended September 30, 2024 and 2023, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2024, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2024 would have impacted our net earnings by approximately $19 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2023 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended September 30, 2024, our 2023 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 12, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective February 19, 2024, the Board of Directors approved a $300.0 million share repurchase authorization, which included approximately $96.1 million of remaining capacity under the prior $500.0 million share repurchase authorization. We repurchased 82,785 shares of our outstanding common stock for $3.9 million during the three months ended September 30, 2024, compared to no repurchases of shares for the same period in 2023. We repurchased 423,785 shares of our outstanding common stock for $20.1 million during the nine months ended September 30, 2024, compared to no repurchases of shares for the same period in 2023.  As of September 30, 2024, we have $279.9 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	613	(2)	$50.01	82,785	$279.9
August 1 - 31	5,382	(3)	48.15	—	279.9
September 1 - 30	—	(2)	—	—	279.9
Total	5,995		$48.34	82,785
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
(3)Includes 3,413 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $47.64 and 1,969 shares purchased at a price of $49.04 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, no such plans or other arrangements were adopted, terminated or modified.

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

10.1
Second Amended and Restated Credit Agreement, dated as of October 10, 2024, among the Registrant, Bank of America, N.A., as swing line lender, a letter of credit issuer and administrative agent, and the other lenders and letter of credit issuers referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on October 10, 2024).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
_______________________
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	October 28, 2024	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2024	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)