Form 10-K
period 2024-12-31
FLOWSERVE CORP
filed 2025-02-26
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $3,676,745,049. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 21, 2025 was 131,745,177.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year covered by the report is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

i

PART I
ITEM 1. BUSINESS
Unless the context otherwise indicates, references to "Flowserve," "the Company" and such words as "we," "our" and "us" include Flowserve Corporation and its subsidiaries.

OVERVIEW
Flowserve's goal is to create extraordinary flow control solutions to make the world better for everyone. We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation, nuclear and water management, as well as certain general industrial markets where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services such as installation, advanced diagnostics and turnkey maintenance programs.
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
In pursuit of these objectives, we maintain a strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and accelerates growth through three key areas: diversification, decarbonization, and digitization (the "3D Strategy"). The goal of our 3D Strategy is to utilize our leadership in the flow control industry, and through our commitment to research and development, create innovative products and solutions which address the emerging climate and environmental issues that our customers face. In addition, we recently launched the Flowserve Business System to guide the enterprise on incorporating best in class operational practices within the following categories: People Excellence; Operational Excellence; Portfolio Excellence; Commercial Excellence; and Innovation Excellence (the “Flowserve Business System”). We believe that our 3D strategy, improved execution through our new operating model and the Flowserve Business System, and continued innovation efforts will drive long-term revenue growth and profit expansion. For further discussion of our new operating model, see the Executive Overview in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.
Diversification
We are diversifying our traditional end markets to create a more balanced and less cyclical portfolio with a focus in the following end markets: water, specialty chemicals, and new vacuum and seal technologies. With a goal of supporting our customers today and in the future as they transition to new energy sources we focus on several elements to create a balanced and diverse portfolio based on cleaner sources of energy, including: (i) re-engaging our offerings with market participants in areas such as water, specialty chemicals, and other general industries where we maintain strong capabilities; (ii) increasing our exposure to end markets offering long-term outsized growth potential; and (iii) maintaining and growing our vacuum technology that supports chemical processing and advanced industrial manufacturing.
Decarbonization
We are supporting our customers through their energy transitions. A number of countries have net-zero targets and corporations around the world are investing to help achieve their climate and emission reduction goals. Our decarbonization strategy focuses on several areas to address the effects of climate change through our innovative portfolio of flow control solutions, including: (i) continuing to develop our products and services that can be utilized in our customers’ carbon reduction efforts; (ii) providing overall product and solution offerings to help customers’ energy transition efforts in energy efficiency, carbon reduction, and operational cost mitigation; and (iii) maintaining and improving our technologies already available in nuclear, liquefied natural gas ("LNG"), hydrogen, carbon capture, and renewables. The Flowserve Energy Advantage Program provides a holistic flow control approach aimed at helping operators reach their carbon reduction goals and lower total cost of ownership. It provides customers with Flowserve engineering expertise, a systematic data-driven evaluation process and a complete offering of products and services that can help increase energy efficiency through optimization of pump and valve power consumption, reduce carbon emissions, improve plant productivity and reliability, and provide operational cost savings.
Digitization
We are leveraging technology and data to improve our, and our customers', operations. With a goal of digitizing our existing installed base and new original equipment, we focus on several efforts to help our customers digitize their operations, including: (i) implementing RedRaven, our proprietary Industrial Internet of Things (“IIoT”) solution for equipment monitoring, to improve customers’ internal operations; (ii) supporting customer sites across a diverse set of industry applications; and (iii) utilizing RedRaven to monitor existing assets, predict costly downtime in critical assets, and optimize flow loop operations.

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

BUSINESS SEGMENTS AND PRODUCTS

Our Primary Industries
We sell our products and services to over 10,000 customers, including some of the world’s leading engineering, procurement and construction firms ("EPC"), original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our total bookings in 2024, 2023 and 2022 were $4.7 billion, $4.3 billion and $4.4 billion, respectively. Our bookings mix by industry in 2024, 2023 and 2022 consisted of:

	2024	2023	2022
• oil and gas	37%	38%	40%
• general industries(1)	26%	26%	22%
• chemical(2)	19%	21%	22%
• power generation	13%	11%	12%
• water management	5%	4%	4%
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
In contrast to large project orders, the quick turnaround business, which we also refer to as "short-cycle," is defined as orders that are received from the customer (booked) and shipped generally within six months of receipt. These orders are typically for more standardized, general-purpose products, parts or services, and are less cyclical than larger capital expenditures driven by project orders. Each of our two business segments generates certain levels of this type of short-cycle business.
In the sale of aftermarket products and services (collectively referred to as "aftermarket"), we benefit from a large installed base of our original equipment, which requires periodic maintenance, repair and replacement parts. We use our manufacturing platform and global network of Quick Response Centers ("QRCs") to offer a broad array of aftermarket equipment services such as installation, advanced diagnostics and turnkey maintenance. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to selectively expand our global QRC capabilities to improve our ability to capture an increasing portion of this important aftermarket business. Each of our two business segments generates certain levels of aftermarket products and services.
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
For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2024 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 20, "Business Segment Information," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.

Business Functions
Our business segments share a focus on industrial flow control technology and have a number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint, our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively and our shared leadership for operational support functions such as research and development ("R&D"), marketing and supply chain.
Our operations leadership reports to our Chief Executive Officer and the segments share leadership for operational support functions such as R&D, marketing and supply chain. We believe this leadership structure positions the Company to leverage the Flowserve Business System, cost reduction initiatives and internal synergies across our entire operating platform to drive shareholder value.
BUSINESS SEGMENTS
We report a two operating segment structure, consisting of our Flowserve Pumps Division and our Flow Control Division. In addition to the business segment information presented below, Note 20, "Business Segment Information," to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2024, 2023 and 2022.

FLOWSERVE PUMPS DIVISION
Our largest business segment is the Flowserve Pumps Division ("FPD"), through which we design, manufacture, pretest, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment") and related services. FPD products and services are primarily used by companies that operate in the oil and gas, power generation, chemical, water management and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured in 37 manufacturing facilities worldwide, 12 of which are located in North America, 11 in Europe and the Middle East, eight in Asia Pacific and six in Latin America, and we have 130 QRCs, including those co-located in manufacturing facilities and/or shared with our Flow Control Division ("FCD").
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
FPD Products
We currently manufacture approximately 150 active pump models, including American Petroleum Institute ("API") process pumps used in many downstream refining and petrochemical processing systems, and single case multistage axially split heavy duty pumps often used for high pressure hydrocarbon pipeline transmission. In addition, we manufacture double case diffuser style barrel pumps for medium duty applications in refining and petrochemical applications and submersible pump for deep well pumping in irrigation and municipal water supply service. We also manufacture approximately 190 active mechanical seal and sealing systems models. Our pump products are sold under globally recognized brands including Worthington, SIHI, Durco and Innomag and in some cases our brands date back as far as 230 years ago.
FPD Services
We also provide engineered aftermarket services through our global network of 130 QRCs, some of which are co-located in manufacturing facilities, in 45 countries. Our FPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning services, seal systems spare parts, repairs, advanced diagnostics, re-rate and upgrade solutions and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of FPD’s service work is performed on a quick response basis and we offer 24-hour service in all of our major markets.
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
In addition, we continue to advance our capabilities and technology position in our rapidly developing IIoT segment. Over the past several years we have continued to both invest and partner in this space to build remote monitoring solutions, as well as advanced equipment diagnostics in order to provide remote asset management and related services capabilities for our end-user customers. Our IIoT solution, RedRaven, includes delivering intelligent “edge” devices, advanced networking infrastructure, secure communication and security protocols, secure data management, and remote monitoring and reporting for our customers. In addition, we have moved beyond exploring new additive manufacturing capabilities, such as 3D printing and fast casting methods, and are exploring ways to economically scale these techniques as another means of manufacturing our products to both reduce lead time and lower our production costs.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business. Flowserve continues to develop cryogenic pumping products and technology for hydrogen and LNG applications. Furthermore, Flowserve continues to develop and commercialize new products with greater efficiency and capacity in the pressure exchanger portfolio. We expect to increase our R&D focus in the above areas.
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
The pump and mechanical seal industry continues to undergo consolidation, which is primarily driven by the need to lower costs through reduction of excess capacity and customers’ preference to align with global full service suppliers to simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.
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
FPD Backlog
FPD’s backlog of orders as of December 31, 2024 was $1,930.4 million, compared with $1,891.7 million as of December 31, 2023. We expect to recognize revenue on approximately 81% of December 31, 2024 backlog during 2025.

FLOW CONTROL DIVISION
FCD designs, manufactures, and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related services and equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD products are used to control, direct and manage the flow of liquids, gases and multi-phase fluids, and are a critical part of any flow control system. Our valve and automation products are based on flexible architecture that can be customized or engineered to perform specific functions within each customer’s unique flow control environment or objective.
Our flow control products are primarily used by companies operating in the chemical, power generation, oil and gas, water management and general industries, including the growing mining industry. Our products are currently manufactured in 19 principal manufacturing facilities, seven of which are located in Europe, six located in the United States, five located in Asia Pacific and one located in Latin America. We deliver our services through our global network of 27 QRCs worldwide, including nine sites in North America, eight in Asia Pacific, six in Europe and Africa, three in the Middle East and one in Latin America, including those co-located in manufacturing facilities.
FCD Products
Our valve, automation and controls products and engineered services portfolio represent one of the most comprehensive offerings in the flow control industry. Our products are used in a wide variety of applications, from general service to the most severe and demanding services, including those involving high levels of corrosion, extreme temperatures and/or pressures, zero fugitive emissions and emergency shutdown.
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
Our valve actuation products encompass a broad range of pneumatic, electric, hydraulic and stored energy actuation designs to take advantage of the power source the customer has available, including utilizing the process fluid flowing through the pipeline as a source of power to actuate the valve. Our actuation products also cover one of the widest ranges of output torques in the industry, providing the ability to automate anything from the smallest linear globe valve to the largest multi-turn gate valve. Most importantly, FCD combines best-in-class mechanical designs with the latest in controls and communication technologies in order to provide complete integrated automation solutions that optimize flow control performance and enhance digital end-user experience.
We manufacture approximately 30 different active types of products, including valves, actuators, positioners, and switches. Our products are sold under globally recognized brands, including Valtek, Argus, Worcester, Limitorque and Durco.

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

FCD New Product Development
Our R&D investment is focused on areas that will enhance the end-user experience and advance our technological leadership by creating compelling value propositions for our customers, and lasting competitive advantage of our products and services in the market. In that respect, our investments have been focused on four critical areas:
(1) significantly enhancing the digital integration and interoperability of automation products (e.g., positioners, actuators, limit switches and associated accessories) with Distributed Control Systems ("DCS") and Asset Management Systems (“AMS”);
(2) developing and deploying next-generation hardware and software solutions that leverage our in-depth domain knowledge and artificial intelligence, to further flow control diagnostics and bring insights that increase performance and efficiency of end-user processes;
(3) advancing material science and processing technologies to further increase our products’ capabilities in severe and critical services – including but not limited to noise and cavitation reduction; and
(4) investing in our people and processes in the adoption of modern R&D project management tools (such as lean startup, SCRUM, agile and hybrid portfolio management, etc.) to enable effective risk mitigation and shorter commercialization cycles.
In addition, like FPD, a number of FCD's product development efforts are tied to assisting our customers with energy transition. These efforts are geared toward supporting our customers in their own decarbonization efforts with new valve offerings, including Flowtop and Mark linear control valves and Valbart ball valves, as well as cost-effective deployment of alternative energy technologies, such as hydrogen and renewable power with innovations in our Edward gate and globe valves, Valtek and Durco triple-offset butterfly valve and Worchestor ball valve product lines.
None of these newly developed valve products or services required the investment of a material amount of our assets or was otherwise material. We expect to increase our R&D focus in the above areas.
FCD Customers
Our customer mix spans several end markets, including the chemical, power generation, oil and gas, water management, and other general industries, which include mining. We are especially active in providing solutions for emerging applications that support sustainability (such as concentrated solar power, hydrogen economy, carbon capture, desalination, etc.) or increase energy productivity (such as LNG, Ethylene cracking and Hydro cracking, etc.). Lastly, our expertise in flow control management makes us a reliable partner to assist our customers with energy transition – by either making their processes more efficient and sustainable, or by providing products and solutions for new technologies that enable energy transition.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2024 was $869.6 million, compared with $826.8 million as of December 31, 2023. We expect to recognize revenue on approximately 89% of December 31, 2024 backlog during 2025.

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
During 2023, our operating costs were impacted by inflation, including with respect to the cost of certain raw materials as well as wage and benefit costs. We saw these impacts moderate during the second half of 2023 and throughout 2024. The combined effects of tariffs, supply chain disruption, inflation and the strong U.S. dollar may adversely affect our ability to source raw materials from our suppliers.
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
Human Capital Management
Our associates worldwide are important to delivering on our purpose to create extraordinary flow control solutions. People Excellence is a core category and focus area of the Flowserve Business System. As a global manufacturer, our values start with our people - we strive to create a collaborative team environment that enables us to develop each other, embrace our differences and respect one another.

As of December 31, 2024, we had approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in approximately 50 countries. Of our global associates, there are approximately 9,000 in FPD and 4,000 in FCD. The remaining 3,000 associates support core business functions including legal, human resources, information technology, finance, global engineering operations, marketing and technology operations. During 2023, we redesigned the commercial operations and sales functions to align with our new operating model, and these functions now reside within the business segments. Regionally, approximately 5,000 of our associates are in North America, approximately 1,600 of our associates are in Latin America, approximately 5,600 of our associates are in Europe, the Middle East and Africa, and approximately 3,800 of our associates are in Asia Pacific.
We are committed to achieving business success with integrity at the forefront. All associates and our Board of Directors are governed by our Code of Conduct as we continuously work together to improve our operations by fostering a work environment that supports employee health, safety, training, development and inclusion. To create that environment, members of management work together to identify areas of opportunity and develop and implement various policies, procedures, and initiatives in these key areas. Members of management also provide regular updates to our Board of Directors, who provide additional input and guidance to management on these key areas.
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
Compensation and Benefits: We maintain a market-based compensation strategy that provides a competitive total target compensation opportunity for our associates. We also value the health and well-being of our associates and offer competitive overall benefits, including health and wellness programs tailored to the specific localized needs of our employees. We offer a global employee wellness program at no cost to our employees that supports our employees through circumstances that may affect their health, job performance, or other mental and/or emotional well-being. We also aim to educate and engage our employees through wellness campaigns, educational content and partnerships with leading health and wellness partners across the globe to help foster healthy lives for our employees and their families.
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
Furthering our commitment to leadership development, we continue to build on the momentum of our Leadership in Motion ("LIM"), a development program focused on the foundational capabilities of leadership through the lens of Flowserve's values and behaviors. Together, these leaders advance their skills in collaborating across the enterprise, developing their teams, and strengthening our culture of inclusion for all associates. Our program continues to engage leaders new to management, and leaders new to Flowserve, building on our Values and Behaviors with clearly defined attributes and actions for people leaders.
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
Culture and Engagement: To further enhance our culture, we conduct regular employee engagement surveys to solicit feedback and input directly from our associates. In 2024, approximately 88% of our associates participated in our employee engagement survey. The Company put action to the survey results by empowering leaders with results summaries and personalized action planning support to further advance our culture and values at a local level.
Flowserve also seeks to build an inclusive culture through targeted training and development opportunities for our associates. Flowserve participates in regular national and global observances by sharing educational content with employees that raises awareness of cultural celebrations and experiences. Through these observances, we believe we can inspire mutual understanding and greater empathy across our global workforce. As a multi-national organization, recognition and education of cultural observances is an important part of creating a greater understanding and appreciation for our associates' experiences and for the experiences of our global customer base. With these programs and educational opportunities, we hope to foster an employee culture that drives inclusion, combats bias and positively impacts our communities in and outside of Flowserve.
Environmental, Social and Governance Activities
We structure our approach to sustainability around ESG principles that incorporate our values and business priorities so that all of our associates can contribute to our ESG priorities. One of the aims of our ESG program is to enable a clean energy future by advancing technologies that reduce climate impact, embedding sustainability within our core operations and strengthening our purpose-driven culture. Our ESG program is centered on three key pillars – climate, culture and core responsibility. Climate captures the environmental pillar of our ESG approach and outlines our commitment to enabling a clean energy future for our operations and our customers. Culture refers to the social pillar of our ESG strategy and is rooted in our belief that the collective energy of our people set us apart. It defines our commitment to strengthening our values-driven culture and investing in our communities through talent recruitment, engagement and inclusion, workplace health and safety, and employee well-being. Core responsibility represents governance and how we seek to conduct business ethically and in accordance with laws and regulations around the world.
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
Exports
Our export sales from the United States to foreign unaffiliated customers were $292.9 million in 2024, $300.3 million in 2023 and $246.6 million in 2022.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.

AVAILABLE INFORMATION
We maintain a web site at www.flowserve.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge through the “Investor Relations” section of our Internet web site as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the U.S. Securities and Exchange Commission ("SEC"). Reports, proxy statements and other information filed or furnished with the SEC are also available at www.sec.gov.
Also available on our Internet web site are our Corporate Governance Guidelines for our Board of Directors and Code of Conduct, the charters of the Audit, Technology, Risk and Finance, Organization and Compensation and Corporate Governance and Nominating Committees of our Board of Directors, our annual ESG Report, and other important governance documents. All of the foregoing documents may be obtained through our Internet web site as noted above and are available in print without charge to shareholders who request them. Information contained on or available through our Internet web site is not incorporated into this Annual Report or any other document we file with, or furnish to, the SEC.

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
Volatile regional and global economic conditions stemming from public health emergencies, such as outbreaks of epidemics, pandemics, and contagious diseases, including actions taken by governments in response, could in the future cause a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty and volatility in the financial and commodity markets, including global volatility in supply and demand for oil and gas and may precipitate and aggravate many of the factors described above, and could cause these factors to adversely impact our operations and financial performance as well as those of many of our customers and suppliers.
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
At December 31, 2024, our backlog was $2.8 billion. In 2025, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Our manufacturing plant operations, capacity and supply chain are subject to disruption as a result of equipment failure, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, terrorism, cyber-based attacks, conflicts or unrest, epidemics or pandemics, labor disputes, tariffs, acts of God, or other reasons. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, project management, proximity to service centers, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, technology, such as artificial intelligence and machine learning, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. A relatively strong U.S. dollar has made and may continue to make our products more expensive overseas, which may make our ability to meet our international customers’ pricing expectations particularly challenging and may result in erosion of product margin and market share. In addition, negative publicity or other organized campaigns critical of us, through social media or otherwise, could negatively affect our reputation and competitive position. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Failure to successfully develop and introduce new products and integrate new technologies, including artificial intelligence and machine learning, could limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. Difficulties or delays in the research, development, production and/or marketing of new products and services or adoption of new technologies, such as artificial intelligence and machine learning, may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring these products and services to market.
In addition, the continued creation, development and advancement of new technologies such as artificial intelligence, machine learning, quantum computing, data analytics, 3-D printing, robotics, sensor technology, data storage, neural networks, and augmented reality, amongst others, as well as other technologies in the future that are not foreseen today, continue to transform the Company’s processes, products and services. In order to remain competitive, the Company will need to stay abreast of such technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into its current and future business models, products, services and processes and also guard against disruptions to its business by existing and new competitors using such technologies. The Company’s strategy, operating model and new product innovation pipeline all have important technological elements and many of the Company’s products and services are based on technological advances. In addition, the Company will need to compete for talent that is familiar with such technologies, including upskilling its workforce. There can be no assurance that the Company will continue to compete effectively with its industry peers as new technology evolves, which could result in a material adverse effect on the Company's business and results of operations.
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
Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including with respect to purchased parts, commodity and raw material costs. Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight, and cost of labor which have been and may continue to be driven by inflation, tightening labor markets, prevailing price levels, exchange rates, and other economic factors. Throughout 2024, our operating costs were impacted by price inflation, including with respect to the cost of certain raw materials, commodities, freight and logistics, and we expect this to continue for the foreseeable future. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through price increases, which would reduce our profit margins and cash flows. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
Terrorist acts, conflicts, wars, natural or manmade disasters, epidemics or pandemics, acts of God and other such events around the world at times materially adversely affect our business, financial condition and results of operations and the market for our common stock.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to, among other things, terrorist acts, conflicts (including as a result of geopolitical uncertainty and/or conflicts in the countries and/or regions where we operate, including the Middle East, Ukraine, the European Union and the Trans-Pacific region), severe weather conditions, the potential physical effects of climate change, and other natural or manmade disasters, including power outages, fires, floods, earthquakes, hurricanes, storms, rising sea levels, explosions, cyber-based attacks, epidemics or pandemics, labor disputes, and acts of God wherever located around the world. The potential for future such events, the national and international responses to such events or perceived threats to national security, and other actual or potential conflicts or wars, such as the Russia-Ukraine conflict, the Israel-Hamas war and ongoing instability in Middle East, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Changes in general economic conditions or any of the foregoing events, or our inability to accurately forecast these changes or events or mitigate the impact of these conditions on our business, could materially adversely affect us. See also the discussion below under the heading "Economic, political and other risks associated with international operations could adversely affect our business."
Global climate change and our commitments to reduce our carbon emissions presents challenges to our business which could materially adversely affect us.
The effects of climate change create financial and operational risks to our business, both directly and indirectly. There is a general consensus that greenhouse gas (“GHG”) emissions are linked to global climate change, and that these emissions must be reduced dramatically to avert the worst effects of climate change. Increased public awareness and concern regarding global climate change has and will result in more regulations designed to reduce GHG emissions. As a result, and as discussed hereafter in our risk factor entitled “We are exposed to certain regulatory and financial risks related to climate change, which could adversely affect our financial condition, results of operations and cash flows,” we may be required to make increased capital expenditures to adapt our business and operations to meet new regulations and standards.
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
As of December 31, 2024, we had approximately 16,000 employees, of which approximately 4,700 were located in the United States. Approximately 3% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, The Netherlands, South Africa, Spain, and Sweden. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Our ability to successfully negotiate new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire could result in business disruptions or increased costs.
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
In addition, any of the aforementioned cybersecurity incidents or disruptions could expose us to a risk of loss, disclosure, misuse, corruption, or interruption of sensitive and critical data, information and functions, including our proprietary and confidential information and information related to our customers, suppliers and employees. It is also possible a cybersecurity incident could result in theft of material trade secrets or other material intellectual property. While we devote substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyberattacks, or avoid or limit a material adverse impact on our systems after such incidents or attacks occur. The rapid evolution and increased availability of artificial intelligence may intensify cybersecurity risks by making targeted attacks more sophisticated and cybersecurity incidents more difficult to detect, contain, and mitigate. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with third parties, regulatory actions and fines, theft of intellectual property, systems disruption, disruption of manufacturing plant operations and increased cybersecurity protection and remediation costs. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, attacks and other related incidents. If we are unable to prevent, anticipate, detect or adequately respond to cybersecurity incidents, our operations could be disrupted and our business could be materially and adversely affected.
Developments in the applicable legal standards for the handling of personal data from time to time require changes to our business practices, penalties, increased cost of operations, or otherwise harm our business. To conduct our operations, we regularly move data across national borders and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States and elsewhere. For example, the European Union has adopted the General Data Protection Regulation (the “GDPR”). The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with GDPR, new state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, artificial intelligence and other data-related laws can be costly and time-consuming; any failure to comply with these regulatory standards could subject us to legal and reputational risks, including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Risks Related to International Operations
Economic, political and other risks associated with our international operations could adversely affect our business.
A substantial portion of our operations is conducted and located outside the United States. We have manufacturing, sales or service facilities in approximately 50 countries and sell to customers in over 90 countries, in addition to the United States. Moreover, we primarily source certain of our manufacturing and engineering functions, raw materials and components from China, Eastern Europe, India and Latin America. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

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
For example, political unrest or work stoppages negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that are affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in Russia/Ukraine, the Middle East, Asia and North Africa could soften the level of capital investment and demand for our products and services. We have experienced logistics disruptions as a result of the Israel-Hamas war that have increased expenses and delayed import of our products in the region. The conflict is ongoing and the length, impact, and outcome is highly unpredictable. If the conflict further intensifies or develops, it could have an adverse impact on our business operations in the Middle East or other affected areas. In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in March 2022 we permanently ceased all Company operations in Russia. See Note 1, "Significant Accounting Policies and Accounting Developments" to our consolidated financial statements included in "Item 8. Financial Statements and Supplemental Data" of this Annual Report for further discussion of the termination of our Russian operations.
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
Additionally, increasing tensions between the United States and China may result in further restrictions or actions by the U.S. government with respect to doing business in China or by the Chinese government with respect to business conducted by foreign entities in China, which could impact certain of our manufacturing operations, as well as supply for our raw materials and components.

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
The United States has implemented certain tariffs on steel and aluminum imported into the country. In response, certain foreign governments have implemented or reportedly considered implementing additional tariffs on U.S. goods. The current U.S. Presidential administration has indicated the possibility of imposing tariffs on imports from Mexico, Canada and China during his second term. In addition, there have been recent changes to trade agreements, like the United States withdrawal from the Trans-Pacific Partnership and the replacement of the North American Free Trade Agreement with the United States-Mexico-Canada Agreement, and more changes may be forthcoming under the current U.S. administration. Uncertainties with respect to tariffs, trade agreements, or any potential trade wars may negatively impact the global economic markets and could affect our customers’ ability to invest in capital expenditures, which may in turn result in reduced demand for our products and services, and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs could also result in changes in supply and demand of our raw material needs, affect our manufacturing capabilities and lead to increased prices that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.
Our international operations expose us to fluctuations in foreign currency exchange rates which could adversely affect our business.
A significant portion of our revenue and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which we have exposure are the Euro, British pound, Mexican peso, Brazilian real, Indian rupee, Japanese yen, Singapore dollar, Argentine peso, Canadian dollar, Australian dollar, Chinese yuan, Colombian peso, Hungarian forint and Malaysian ringgit. Certain of the foreign currencies to which we have exposure, such as the Argentine peso, have undergone significant devaluation in the past, which reduce the value of our local monetary assets, reduce the U.S. dollar value of our local cash flow, generate local currency losses that may impact our ability to pay future dividends from our subsidiary to the parent company and potentially reduce the U.S. dollar value of future local net income. Although we enter into forward exchange contracts to economically hedge some of our risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.
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
Due to the international scope of our operations, the system of laws, regulations and policies to which we are subject is complex and includes, without limitation, regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various foreign governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws, regulations or policies. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Compliance with laws and any new laws or regulations may increase our operations costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the United States or in any other country in which we operate could result in substantial fines and penalties, which could adversely affect our business.
In particular, there is uncertainty related to new or existing treaty and trade relationships with other countries which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2024 (such as the ongoing conflicts and terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the United States. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets. For further discussion of the impact of tariffs and trade agreements on our business, please see the discussion above under the heading "Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business."
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
Emissions of carbon dioxide and other greenhouse gases and their role in climate change are receiving ever increasing attention worldwide, which has led to significant legislative and regulatory efforts to limit GHG emissions. Existing or future legislation and regulations related to GHG emissions and climate change by the U.S. Congress, state and foreign legislatures and federal, state, local and foreign governmental agencies could adversely affect our business. Additionally, it is uncertain whether, when and in what form mandatory carbon dioxide emissions reduction programs may be adopted. Similarly, certain countries, have adopted the Paris Climate Agreement and these and other existing international initiatives, such as the agreement resulting from the 2023 United Nations Climate Change Conference, or those under consideration may affect our operations.
As regulators and investors increasingly focus on climate change and sustainability issues, we are subject to new disclosure frameworks and regulatory reporting obligations. For example, the Corporate Sustainability Reporting Directive (“CSRD”), one of the key directives of the European Union sustainability legal framework, mandates enhanced corporate responsibility reporting that will affect both our E.U. and non-E.U. business operations in the coming years (i.e., E.U. operations by 2025 and non-E.U. operations by 2029). The new reporting obligations under the CSRD require in-scope companies to provide expansive disclosures on various sustainability topics including climate change, biodiversity, workforce, supply chain, and business ethics, all of which will significantly increase our reporting obligations and costs of compliance. As regulatory requirements such as CSRD and other climate change regulations continue to evolve, the anticipated costs and operational impacts could adversely affect our financial condition and results of operations.
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
We maintain funded defined benefit pension plans that are either currently funded in accordance with local requirements in the United States, Belgium, Canada, The Netherlands, Switzerland and the United Kingdom, or above funded requirements in India and Mexico, and defined benefit plans that are not required to be funded and are not funded in Austria, Saudi Arabia, Qatar, UAE, France, Germany, Italy and Japan. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements. We also continually monitor global pension regulations in the jurisdictions where we sponsor defined benefit plans as complex laws can present financial risks in the event of non-compliance. While we were not a party to or involved in the case, we are monitoring further developments related to the United Kingdom's High Court ruling in the case of Virgin Media Ltd v. NTL Pensions Trustees II Limited.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $326 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets are not more likely than not to be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.
Under certain events of default, mandatory repayments on our outstanding indebtedness, which requires us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes, such as dividend payments and share repurchases, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry. In addition, we may need new or additional financing in the future to expand our business or refinance our existing indebtedness. Our current Second Amended and Restated Credit Agreement matures on October 10, 2029 and our senior notes are due in 2030 and 2032. Additionally, we have drawn amounts under a term loan fund. For additional information regarding our current indebtedness refer to Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. Our inability to timely access capital on satisfactory terms, including as a result of market disruptions, could limit our ability to expand our business as desired and refinance our indebtedness.

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
Goodwill is not amortized but is tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Reductions in or impairment of the value of our goodwill or other intangible assets will result in charges against our earnings, which could have a material adverse effect on our reported results of operations and financial position in future periods.
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In past years, the estimated fair value of our pump reporting unit has fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the oil and gas markets. Although we have concluded that there is no impairment on the goodwill associated with our pump reporting unit as of December 31, 2024, we will continue to monitor its performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report and under Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
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
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. A change in these principles can have a significant effect on our reported financial position and financial results. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and internal controls, which could have a significant effect on our reported financial results and internal controls, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon adopting these standards.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Governance
Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Technology, Risk and Finance Committee of our Board of Directors. The Technology, Risk and Finance Committee receives regular reports from management, including our Chief Information Officer (CIO), and reports to the Board of Directors at least annually on data protection and cybersecurity matters and reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. In addition to regularly scheduled Technology, Risk and Finance Committee reviews, we have in place processes and protocols by which certain cybersecurity incidents are reported immediately to the Company’s executive leadership team, and subsequently thereafter, as appropriate to the Technology, Risk and Finance Committee.
Our CIO and our Director of Cybersecurity, who reports in to the CIO, have extensive cybersecurity knowledge and skills gained from over 30 years of work experience at the Company and elsewhere, respectively, and head the team responsible for implementing and maintaining cybersecurity and data protection practices across our business. Reporting to our CIO and Director of Cybersecurity are a number of experienced information security specialists responsible for various parts of our business, each of whom is supported by a team of trained cybersecurity professionals. The CIO and Director of Cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from this team and regularly review risk management measures implemented by the Company to identify and mitigate cyber security risks. The CIO also attends regular meetings of the Technology, Risk and Finance Committee to report information on material risks from cybersecurity threats.
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
Cybersecurity risks and the adequacy of associated mitigations are analyzed by senior leadership as part of the enterprise risk assessments that are reported to and discussed by our Board of Directors. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future incidents. For additional information on cybersecurity risks we face, see “Item 1A. Risk Factors”, of this Annual Report, which should be read in conjunction with the foregoing information.

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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2024 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Aggregate Square Footage
FPD
U.S.	7	1,171,000
Non-U.S.	19	3,975,000
FCD
U.S.	6	1,121,000
Non-U.S.	11	1,151,000

We own the majority of our manufacturing facilities, and those manufacturing facilities we do not own are leased. We also maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. The majority of our manufacturing leased facilities are covered by lease agreements with terms ranging from two to seven years, with individual lease terms generally varying based on the facilities’ primary usage. We believe we can extend any potential expiring lease as necessary.
We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to optimize our global manufacturing efficiency. See Note 5, "Leases," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information regarding our lease obligations.

ITEM 3.LEGAL PROCEEDINGS

We are party to the legal proceedings that are described in Note 16, "Legal Matters and Contingencies," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report, and such disclosure is incorporated by reference into this "Item 3. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We have established reserves covering exposures relating to contingencies to the extent believed to be reasonably estimable and probable based on past experience and available facts.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS". On February 21, 2025, our records showed 798 shareholders of record. We have historically paid quarterly dividends based on a dividend date-of-record in the last month of each quarter with the dividend paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.

Issuer Purchases of Equity Securities

Effective February 19, 2024, the Board of Directors approved a $300.0 million share repurchase authorization, which included approximately $96.1 million of remaining capacity under the prior $500.0 million share repurchase authorization. During the quarter ended December 31, 2024, we had no repurchases of our common stock shares. As of December 31, 2024, we had $279.9 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)(4)	Approximate Dollar Value That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	76	(1)	$53.69	—	$279.9
November 1 - 30	1,893	(2)	59.33	—	279.9
December 1 - 31	1,874	(1)	60.84	—	279.9
Total	3,843		$59.95	—
_______________________________________
(1)Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(2)Includes 263 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $59.88 and 1,630 shares purchased at a price of $59.24 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.
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
(4)Note 18, "Shareholders' Equity," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report provides additional information regarding our share repurchase activity.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrials. The graph assumes an investment of $100 on December 31, 2019, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
Dollars
2019
2020
2021
2022
2023
2024
Flowserve Corporation
S&P 500 Index
S&P 500 Industrials

	Base Period	December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Flowserve Corporation	$100.00	$76.13	$64.63	$66.62	$91.48	$129.79
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
S&P 500 Industrials	100.00	111.05	134.48	127.07	150.04	176.00

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” included in this Annual Report on Form 10-K for the year ended December 31, 2024 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation including nuclear plants and water management, as well as general industrial markets where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of QRCs, we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. As of December 31, 2024, we have approximately 16,000 employees globally and a footprint of manufacturing facilities and QRCs in approximately 50 countries.
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are relied upon to maximize the operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 157 QRCs (some of which are shared by our two business segments) located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
Our operations are conducted through two business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"):
•FPD designs, manufactures, pretests, distributes and services highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint, our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively and our shared leadership for operational support functions, such as research and development, marketing and supply chain.
The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, SIHI, INNOMAG, Valtek, Limitorque, Durco and Argus, which we believe to be one of the most comprehensive in the industry. Our products and services are sold either directly or through designated channels to more than 10,000 customers, including some of the world’s leading engineering, procurement and construction ("EPC") firms, original equipment manufacturers, distributors and end users.

Through the Flowserve Business System, we are committed to operational excellence, which includes continuous enhancements of our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long term. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improving our supply chain management capabilities to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs across our global operations, through our operational excellence program. The goal of the program, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity. Another main focus area of the Flowserve Business System is portfolio excellence. As part of these efforts, in 2024, we launched the complexity reduction ("CORE") program that focuses on product rationalization and continuous improvement of our overall product portfolio.
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Additionally, we committed to an estimated $50 million in cost reduction efforts beginning in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and 2024. In the fourth quarter of 2024, we launched the CORE program within the portfolio excellence category of the Flowserve Business System, referred to as the "CORE Realignment Program." Together with the 2023 Realignment Programs, all realignment activities are referred to as the "2023 and CORE Realignment Programs."
Our Markets
Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water management, and several other industries, such as mining, food and beverage, steel, and pulp and paper, that are collectively referred to as "general industries."
Oil and Gas
The oil and gas industry represented approximately 37% and 38% of our bookings in 2024 and 2023, respectively. Customer repair and maintenance spending improved during 2024 supported by strong asset utilization, while larger project activity and short cycle investments continued in order to support global demand.
The outlook for the oil and gas industry is dependent on the overall macroeconomic environment, including fuel demand, demand growth from both mature markets and developing geographies as well as changes in the regulatory environment. We currently expect continued growth in our business, including increased investment related to energy security and decarbonization efforts in 2025. We further believe consistent asset utilization at our customers' facilities provides support for increased demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive and see a stabilized environment with expected increased fuel demand on expected global economic growth. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
General Industries
General industries represented, in the aggregate, approximately 26% of our bookings in both 2024 and 2023, respectively. General industries comprise a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2024 and 2023. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industry activity levels increased in 2024 for the second consecutive year, primarily due to customers' increased repair and maintenance budgets.
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
Chemical

The chemical industry represented approximately 19% and 21% of our bookings in 2024 and 2023, respectively. The chemical industry is comprised of petrochemical, specialty chemical and pharmaceutical products. Customer spending in 2024 remained resilient for the fourth consecutive year following the pandemic's negative impact on demand for chemical products in 2020. Customers' repair and maintenance budgets increased in 2024 and 2023, and bookings levels returned to roughly pre-pandemic levels.
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
Power Generation
The power generation industry represented approximately 13% and 11% of our bookings in 2024 and 2023, respectively. In 2024, energy security concerns drove continued investment in the power generation industry, including nuclear new build and life extensions as well as traditional thermal power sources.
Natural gas-fired combined cycle (“NGCC”) plants have increased their share of the energy mix, driven by market prices for gas remaining low and stable (partially due to the increasing global availability of LNG), low capital expenditures, and the ability of NGCC to stabilize unpredictable renewable sources provide base-load power. With the potential of unconventional sources of gas, the global power generation industry is forecasting an increased use of this form of fuel for power generation plants.
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
We believe the long-term fundamentals for the power generation industry remain solid based on projected increases in demand for electricity driven by the continued use and proliferation of artificial intelligence systems and machine learning, global population growth, growth of urbanization in developing markets and the increased use of electricity driven transportation. We also believe that our long-standing reputation in the power generation industry, our portfolio of offerings for the various generating methods, our advancements in serving the renewable energy market and carbon capture methodologies, as well as our global service and support structure, position us well for the future opportunities in this important industry.
Water Management
The water management industry represented approximately 5% and 4% of our bookings in 2024 and 2023, respectively. Water management industry activity levels increased in 2024. Worldwide demand for fresh water, water treatment and re-use, desalination and flood control are expected to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. We expect capital and aftermarket spending to rise in developed and emerging markets with governments and private industry providing funding for critical projects.
The proportion of people living in regions that find it difficult to meet water requirements is expected to increase significantly in the coming years. We believe that the persistent demand for fresh water during all economic cycles supports continued investments, especially in North America and developing regions.

Outlook for 2025
We have seen growth from the end-markets we serve and continue to focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our sales volume is expected to deliver sustainable and healthy growth, while the Flowserve Business System is expected to unlock gains in organizational and operational efficiency. With our strong backlog, improved market environment and recent acquisition of MOGAS, we expect to deliver annual revenue growth in 2025.
Our bookings were $4.7 billion during 2024. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results. Assuming a positive general macroeconomic environment and continued supportive environments in our end markets, we expect full-year bookings growth in 2025.
On October 10, 2024, we entered into the Second Amended and Restated Credit Agreement, which includes a $800.0 million Revolving Credit Facility and $500.0 million Term Loan. On December 31, 2024, we had $991.5 million of fixed-rate Senior Notes outstanding.  We expect our interest expense in 2025 will be higher compared with amounts incurred in 2024 primarily as a result of term loan financing under our Second Amended and Restated Credit Agreement. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Senior Credit Facility to fund any working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2025. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2025, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $80 million and $90 million, before consideration of any acquisition activity. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $2 million in 2025, excluding direct benefits paid. We have no obligation to make contributions to our U.S. pension plans in 2025, but have authorization for contributions up to $10 million.

OUR RESULTS OF OPERATIONS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year December 31, 2024 compared to fiscal year 2023. The discussion and analysis of changes in the financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 that are not included in this Form 10-K may be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
Effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), including 100% of MOGAS's valve products. The impact of the acquisition of MOGAS for the year ended December 31, 2024 includes bookings of $14 million, sales of $37 million, gross profit of $8 million, operating loss of $3 million (including acquisition related amortization charges of $4 million) and period end backlog of $87 million. Cumulative transaction and integration costs incurred by Flowserve in 2024 related to the acquisition were $10 million.

The activities of the 2023 and CORE Realignment Programs were identified and implemented in phases throughout 2023 and 2024. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $134 million of which $45 million is estimated to be non-cash. Based on the activities of the 2023 and CORE Realignment Programs initiated to date, we estimate that we recognized cost savings of approximately $114 million through December 31, 2024. Upon completion of the activities of the 2023 and CORE Realignment Programs that have been identified and initiated to date, we expect to achieve annualized cost savings in excess of $100 million. Actual savings could vary from expected savings, which represent management's best estimate to date. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment related to our 2023 and CORE Realignment Programs:

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$30,727	$1,076	$31,803	$(228)	$31,575
Selling, General and Administrative Expenses ("SG&A")	1,078	3,096	4,174	766	4,940
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$31,805	$17,153	$48,958	$538	$49,496
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$10,797	$10,576	$21,373	$(361)	$21,012
SG&A	14,533	11,393	25,926	19,099	45,025
Total	$25,330	$21,969	$47,299	$18,738	$66,037

Restructuring charges are included within Total Realignment charges and include charges related to approved, but not yet announced, facility closures.

Bookings and Backlog

	2024	2023	2022
	(Amounts in millions)
Bookings	$4,660.8	$4,271.8	$4,447.5
Backlog (at period end)	2,789.6	2,695.1	2,735.3
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings cancelled from the prior fiscal periods are excluded from the reported bookings and represent less than 1% for all periods presented. Bookings of $4.7 billion in 2024 increased by $389.0 million, or 9.1%, as compared with 2023. The increase included negative currency effects of approximately $30 million. The increase was driven by increased customer bookings of $125 million in the power generation, $115 million in the oil and gas, $71 million in the general industries and $61 million water management industries, partially offset by decreased customer bookings of $13 million in the chemical industry. The increase in customer bookings was driven by both original equipment bookings and aftermarket bookings and included the impact of FPD orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.8 billion at December 31, 2024 increased by $94.5 million, or 3.5%, as compared with December 31, 2023. Currency effects yielded a decrease of approximately $84 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 37% of the backlog at both December 31, 2024 and December 31, 2023 was related to aftermarket orders. We expect to recognize revenue on approximately 83% of the December 31, 2024 backlog during 2025. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $853 million as discussed in Note 3, "Revenue Recognition," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Sales

	2024	2023	2022
	(Amounts in millions)
Sales	$4,557.8	$4,320.6	$3,615.1
Sales in 2024 increased by $237.2 million, or 5.5%, as compared with 2023. The increase included negative currency effects of approximately $21 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales of $86.1 million into the Middle East, $63.9 million into Europe, $52.4 million into Asia Pacific, $26.9 million into North America and $24.1 million into Latin America, partially offset by decreased customer sales of $2.5 million into Africa. Aftermarket sales represented approximately 51% of total sales, as compared with approximately 52% of total sales for the same period in 2023.
Sales to international customers, including export sales from the United States, were approximately 64% of total sales in 2024 and 62% in 2023. Sales into Europe, the Middle East and Africa ("EMA") were approximately 35% of total sales in 2024 and 34% in 2023. Sales into Asia Pacific were approximately 17% of total sales in both 2024 and 2023. Sales into Latin America were approximately 7% of total sales in both 2024 and 2023.

Gross Profit and Gross Profit Margin

	2024	2023	2022
(Amounts in millions, except percentages)	(Amounts in millions, except percentages)
Gross profit	$1,434.2	$1,276.8	$994.3
Gross profit margin	31.5%	29.6%	27.5%
Gross profit in 2024 increased by $157.4 million, or 12.3%, as compared with 2023. Gross profit margin in 2024 of 31.5% increased from 29.6% in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volumes, an improved selective bidding approach and lower broad-based annual incentive compensation, partially offset by increased charges of $10.6 million related to our 2023 and CORE Realignment Programs, $3.1 million in amortization of step-up in value of acquired inventories and acquisition related intangible assets associated with the MOGAS acquisition, and $2.7 million in one-time U.S. pension transition benefit expense as compared to the same period in 2023.

SG&A

	2024	2023	2022
	(Amounts in millions, except percentages)
SG&A	$978.0	$961.2	$815.5
SG&A as a percentage of sales	21.5%	22.2%	22.6%
SG&A in 2024 increased by $16.8 million, or 1.7%, as compared with 2023. Currency effects yielded a decrease of approximately $3 million. In 2024, SG&A increased due to increased research and development costs of $21.2 million which includes the $7.2 million strategic acquisition of intellectual property related to certain LNG technology, $9.9 million of acquisition and integration expense related to the MOGAS acquisition, an increase in bad debt expense of $6.0 million, $2.3 million in one-time U.S. pension plan transition benefit expense, a $1.8 million discrete software asset impairment, increased asbestos-related costs of $1.7 million for IBNR asbestos liability accruals and $1.0 million in amortization of step-up in value of acquisition related intangible assets associated with the MOGAS acquisition, partially offset by decreased charges of $40.1 million related to our 2023 and CORE Realignment Programs, $8.5 million of expense related to the terminated Velan acquisition incurred in 2023 that did not recur, lower broad-based annual incentive compensation, a $2.9 million impairment of a licensing intangible in 2023 that did not recur and the reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia as compared with the same period in 2023. SG&A as a percentage of sales decreased 70 basis points primarily due to increased sales leverage.

Loss on Sale of Business

	2024	2023	2022
	(Amounts in millions)
Loss on sale of business	$(13.0)	$—	$—
The loss on sale of business increased by $13.0 million from zero in 2023 to $13.0 million in 2024 due to the divestiture of NAF AB, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. See Note 1, "Basis of Presentation and Accounting Policies," to our consolidated financial statements included in this Annual Report for additional information on this transaction.

Net Earnings from Affiliates

	2024	2023	2022
	(Amounts in millions)
Net earnings from affiliates	$19.1	$17.9	$18.5
Net earnings from affiliates represents our net income from investments in five joint ventures (one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2024 increased by $1.2 million, or 6.7%, as compared to the prior year, primarily as a result of increased earnings of our FPD joint venture in South Korea.

Operating Income

	2024	2023	2022
	(Amounts in millions, except percentages)
Operating income	$462.3	$333.6	$197.2
Operating income as a percentage of sales	10.1%	7.7%	5.5%

Operating income in 2024 increased by $128.7 million, or 38.6%, as compared with 2023. The increase included negative currency effects of approximately $5 million. The increase was primarily a result of the $157.4 million increase in gross profit, partially offset by $16.8 million increase in SG&A and $13.0 million loss on sale of business.

Interest Expense and Interest Income

	2024	2023	2022
	(Amounts in millions)
Interest expense	$(69.3)	$(66.9)	$(46.2)
Interest income	5.4	7.0	4.0
Interest expense in 2024 increased by $2.4 million as compared with 2023. The increase was primarily attributable to higher outstanding debt during the year related to the issuance of the Second Amended and Restated Credit Agreement due October 10, 2029 as discussed in Note 13, "Debt and Finance Lease Obligations," as compared to 2023. Interest income in 2024 decreased by $1.6 million as compared to 2023. The decrease in interest income was primarily attributed to lower interest rates on our average cash balances compared with same period in 2023.

Other Income (Expense), net

	2024	2023	2022
	(Amounts in millions)
Other income (expense), net	$(12.2)	$(49.9)	$(0.6)
Other expense, net decreased by $37.7 million as compared to 2023, primarily due to a $20.7 million decrease in losses from transactions in currencies other than our sites' functional currencies and a $22.7 million decrease in losses arising from transactions on foreign exchange forward contracts. The net currency related change was primarily due to the foreign currency exchange rate movements in the Euro, Argentinian peso, Hungarian forint and Mexican peso in relation to the U.S. dollar during the year ended December 31, 2024, as compared with the same period in 2023.

Income Tax and Tax Rate

	2024	2023	2022
	(Amounts in millions, except percentages)
Provision for (benefit from) income taxes	$84.9	$18.6	$(43.6)
Effective tax rate	22.0%	8.3%	(28.3)%

Our effective tax rate of 22.0% for the year ended December 31, 2024 increased from 8.3% in 2023 and differed from the federal statutory tax rate of 21% primarily due to the net impact of foreign divestiture and foreign operations.
The 2023 effective tax rate differed from the federal statutory rate of 21% primarily due to the benefits of a tax planning strategy and the release of valuation allowances on the net deferred tax assets in Brazil and France, partially offset by the net impact of foreign operations.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used in the underlying business. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2024, we had U.S. foreign tax credit carryforwards of $67.4 million, expiring in 2028-2034 tax years, against which we recorded a valuation allowance of $54.1 million related to the U.S. foreign tax credit carryforwards on foreign branch category income. Additionally, we have recorded other net deferred tax assets of $206.7 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.

Net Earnings and Earnings Per Share

	2024	2023	2022
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$282.8	$186.7	$188.7
Net earnings per share — diluted	$2.14	$1.42	$1.44
Average diluted shares	132.4	131.9	131.3
Net earnings in 2024 increased by $96.1 million to $282.8 million, or to $2.14 per diluted share, as compared with 2023. The increase was primarily attributable to an increase in operating income of $128.7 million and a $37.7 million decrease in other expense, net, partially offset by a $66.3 million increase in tax expense and a $2.4 million increase in interest expense.

Other Comprehensive Income (Loss)

	2024	2023	2022
	(Amounts in millions)
Other comprehensive income (loss)	$(102.2)	$(4.6)	$(82.9)

Other comprehensive loss in 2024 increased by $97.6 million from a loss of $4.6 million in 2023. The net loss in 2024 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real and Mexican peso versus the U.S. dollar at December 31, 2024 as compared with 2023, partially offset by pension and other postretirement activity.

Business Segments
We conduct our operations through two business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 20, "Business Segment Information," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report for further discussion of our segments. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pumps Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pretest, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment") and related services. FPD includes highly engineered pump products with longer lead times and mechanical seals that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. FPD operates in 49 countries with 37 manufacturing facilities worldwide, 12 of which are located in North America, 11 in Europe and the Middle East, eight in Asia Pacific and six in Latin America, and we have 130 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	FPD
	2024	2023	2022
	(Amounts in millions, except percentages)
Bookings	$3,304.3	$2,941.2	$3,214.7
Sales	3,158.6	3,064.5	2,522.5
Gross profit	1,017.0	906.8	728.1
Gross profit margin	32.2%	29.6%	28.9%
SG&A	556.2	575.8	538.5
Segment operating income	480.2	348.9	208.0
Segment operating income as a percentage of sales	15.2%	11.4%	8.2%
Backlog (at period end)	1,930.4	1,891.7	2,008.9
Bookings in 2024 increased by $363.1 million, or 12.3%, as compared with 2023. The increase included negative currency effects of approximately $26 million. The increase in customer bookings was driven by increased orders of $102 million in the oil and gas, $94 million in the power generation, $74 million in the general industries, $66 million the water management and $12 million in the chemical industries. Increased customer orders of $191.7 million into the Middle East, $116.5 million into North America, $108.0 million into Europe and $12.3 million into Africa were partially offset by decreased customer orders of $70.6 million into Asia Pacific and $9.2 million into Latin America. The increase in customer bookings was substantially driven by original equipment bookings, including the impact of original equipment orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East. Of the $3.3 billion of bookings in 2024, approximately 39% were from oil and gas, 27% from general industries, 16% from chemical, 12% from power generation and 6% from water management.
Sales in 2024 increased $94.1 million, or 3.1%, as compared with 2023. The increase included negative currency effects of approximately $19 million. The increase was mostly driven by aftermarket customer sales, resulting from increased customer sales of $51.9 million into Europe, $30.5 million into North America, $24.3 million into Latin America and $14.5 million into the Middle East, partially offset by decreased customer sales of $9.9 million into Asia Pacific and $8.6 million into Africa.
Gross profit in 2024 increased by $110.2 million, or 12.2%, as compared with 2023. Gross profit margin in 2024 of 32.2% increased from 29.6% in 2023. The increase was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume, an improved selective bidding approach, lower broad-based annual incentive compensation and slightly favorable mix as compared to the same period in 2023, partially offset by increased charges of $19.9 million related to our 2023 and CORE Realignment Programs and $1.7 million in one-time U.S. pension plan transition benefit expense as compared to the same period in 2023.
SG&A in 2024 decreased by $19.6 million, or 3.4%, as compared with 2023. Currency effects yielded a decrease of approximately $2 million. The decrease in SG&A was primarily due to realized cost savings associated with previously implemented 2023 Realignment Programs, decreased charges of $13.5 million related to our 2023 and CORE Realignment Programs, lower broad-based annual incentive compensation, a $2.9 million impairment of a licensing intangible in 2023 that did not recur, the reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia and a $0.3 million decrease in bad debt expense, partially offset by a $13.7 million increase in research and development costs which includes the $7.2 million strategic acquisition of intellectual property related to certain LNG technology and $0.8 million in one-time U.S. pension plan transition benefit expense as compared to the same period in 2023.
Operating income in 2024 increased by $131.3 million, or 37.6%, as compared with 2023. The increase included negative currency effects of approximately $5 million. The increase was primarily due to the $110.2 million increase in gross profit and the $19.6 million decrease in SG&A.
Backlog of $1.9 billion at December 31, 2024 increased by $38.7 million, or 2.0%, as compared with December 31, 2023. Currency effects yielded a decrease of approximately $66 million.

Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 46 manufacturing facilities and QRCs in 22 countries around the world, with seven of its 19 manufacturing operations located in Europe, six located in the United States, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	FCD
	2024	2023	2022
	(Amounts in millions, except percentages)
Bookings	$1,370.7	$1,345.9	$1,247.2
Sales	1,409.3	1,266.0	1,100.6
Gross profit	424.0	372.8	305.5
Gross profit margin	30.1%	29.4%	27.8%
SG&A	252.7	224.8	192.1
Loss on sale of businesses	(13.0)	—	—
Segment operating income	158.3	148.0	113.4
Segment operating income as a percentage of sales	11.2%	11.7%	10.3%
Backlog (at period end)	869.6	826.8	745.5
Bookings in 2024 increased $24.8 million, or 1.8%, as compared with 2023. The increase included negative currency effects of approximately $4 million. The increase in customer bookings was driven by increased orders of $31 million in the power generation and $13 million in the oil and gas industries, partially offset by $25 million in the chemical, $5 million in the water management and $3 million in the general industries industries. There were increased customer orders of $11.3 million into North America, $10.8 million into Europe and $10.6 million into Latin America, partially offset by decreased customer orders of $12.5 million into Asia Pacific, $6.6 million into Africa and $3.0 million into the Middle East. The increase in customer bookings was driven by aftermarket bookings. Of the $1.4 billion of bookings in 2024, approximately 33% were from oil and gas, 28% were from chemical, 24% from general, 14% from power generation and 1% from water management industries.
Sales in 2024 increased by $143.3 million, or 11.3%, as compared with 2023. The increase included negative currency effects of approximately $2 million. The increase was driven by both increased customer original equipment and aftermarket sales, resulting from increased customer sales of $71.5 million into the Middle East, $62.3 million into Asia Pacific, $12.1 million into Europe and $6.1 million into Africa, partially offset by decreased customer sales of $3.6 million into North America and $0.2 million into Latin America.
Gross profit in 2024 increased by $51.2 million, or 13.7%, as compared with 2023. Gross profit margin in 2024 of 30.1% increased from 29.4% in 2023. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, higher sales volume, decreased charges of $9.5 million related to our 2023 and CORE Realignment Programs and lower broad-based annual incentive compensation, partially offset by $3.1 million in amortization of step-up in value of acquired inventories and acquisition related intangible assets associated with the MOGAS acquisition, $0.8 million in one-time U.S. pension plan transition benefit expense and slightly unfavorable mix as compared to the same period in 2023.
SG&A in 2024 increased by $27.9 million, or 12.4% as compared with 2023. Currency effects yielded a decrease of less than a million. The increase in SG&A was primarily due to increased sales volume, $9.9 million of acquisition and integration related expense related to the MOGAS acquisition, $6.0 million increase in bad debt expense, $5.6 million increase in research and development costs, $1.0 million in amortization of step-up in value of acquisition related intangible assets associated with the MOGAS acquisition, and $0.4 million in one-time U.S. pension plan transition benefit expense, partially offset by $8.5 million of expense related to the terminated Velan acquisition incurred in 2023 that did not recur, decreased charges of $8.3 million related to our 2023 and CORE Realignment Programs and lower broad-based annual incentive compensation as compared to the same period in 2023.

The loss on sale of business increased by $13.0 million from zero in 2023 to $13.0 million in 2024 due to the divestiture of NAF AB, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. The loss on sale of business is included within charges related to our 2023 Realignment Programs.
Operating income in 2024 increased by $10.3 million, or 7.0%, as compared with 2023. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $51.2 million increase in gross profit partially offset by the increase in SG&A of $27.9 million and $13.0 million loss on sale of business.
Backlog of $869.6 million at December 31, 2024 increased by $42.8 million, or 5.2%, as compared with December 31, 2023. Currency effects yielded a decrease of approximately $19 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2024	2023	2022
	(Amounts in millions)
Net cash flows provided (used) by operating activities	$425.3	$325.8	$(40.0)
Net cash flows provided (used) by investing activities	(387.2)	(68.6)	(6.1)
Net cash flows provided (used) by financing activities	117.5	(153.0)	(150.0)
The following is a discussion and analysis of the Company’s liquidity and capital resources for the years ended December 31, 2024 and 2023. A discussion of changes in the Company’s liquidity and capital resources for the year ended December 31, 2023 and 2022 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.
Existing cash, cash generated by operations and borrowings available under our Second Amended and Restated Credit Agreement are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our cash balance at December 31, 2024 was $675.4 million, compared with $545.7 million at December 31, 2023.
For the year ended December 31, 2024 our cash provided by operating activities was $425.3 million, as compared to cash provided of $325.8 million in 2023. Working capital levels vary from period to period and are primarily affected by our volume of work, and can be impacted by billing schedules on our projects. Cash flow used by working capital increased in 2024, primarily due to increased cash flows used by, or decreased cash flows provided by, accounts receivable, prepaid expenses and other assets, accounts payable, contract liabilities, and accrued liabilities, partially offset by increased cash flows provided by, or decreased cash flows used by, inventories and contract assets as compared to the same period in 2023.
Increases in accounts receivable used $82.2 million of cash flow in 2024, compared to cash provided of $4.7 million in 2023. For the fourth quarter of 2024 our days' sales outstanding ("DSO") was 74 days as compared to 68 days in 2023. We have not experienced a significant increase in customer payment defaults in 2024.
Decreases in inventory provided $38.9 million of cash flow in 2024, compared with cash flows used of $59.8 million in 2023. Inventory turns were 3.8 times at December 31, 2024 and 3.6 times at 2023. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Increases in contract assets used $18.5 million of cash flow and decreases in contract liabilities used $6.1 million of cash flow in 2024.
Decreases in accounts payable used $12.3 million of cash flow in 2024 compared with cash provided of $53.1 million in 2023. Increases in accrued liabilities provided $49.6 million of cash flow in 2024 compared to cash provided of $59.2 million in 2023.

Cash flows used by investing activities were $387.2 million in 2024, as compared to $68.6 million in 2023. The increase of cash flows used in 2024 resulted primarily from the $305.9 million payment for the acquisition of MOGAS, $2.6 million payment for disposition of business, partially offset by higher cash flows proceeds provided from the disposal of assets of $2.2 million, an increase of $0.2 million as compared to 2023. Capital expenditures were $81.0 million in 2024, as compared to $67.4 million in 2023. In 2025, we currently estimate capital expenditures to be between $80 million and $90 million, before consideration of any acquisition activity.
Cash provided by financing activities was $117.5 million in 2024 compared to cash used of $153.0 million in 2023. Cash inflows during 2024 resulted primarily from $366.0 million in proceeds from our Term Loan, partially offset by $110.4 million in dividend payments, $95.4 million in payments on our Term Loan, $20.1 million in stock repurchase and $13.0 million in non controlling interest dividend payments.
In 2024 we repurchased 423,785 shares of our outstanding common stock. As of December 31, 2024, we had $279.9 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Our material cash requirements for the next 12 months, include our estimated 2025 capital expenditures described above and our contractual obligations summarized below under the subheading "Contractual Obligations". In the aggregate, our cash needs vary based on working capital activity and will be evaluated throughout 2025. Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our Second Amended and Restated Credit Agreement and our existing cash balance will be sufficient to meet our cash needs for our short-term (next 12 months) and long-term (beyond the next 12 months) business needs. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Financing
On September 13, 2021, we amended and restated our credit agreement (the "Senior Credit Agreement") under our Senior Credit Facility ("Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans ii) provides for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. On February 3, 2023, we entered into an amendment to the Credit Facility (the “Amendment”) which (i) replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lowered the Material Acquisition (as defined in the Credit Facility) threshold from $250 million to $200 million and (iii) extended compliance dates for certain financial covenants. Subsequently, on October 10, 2024, we amended and restated our Senior Credit Agreement and entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") with Bank of America, N.A., as administrative agent, and the other lenders (together, the "Lenders") and letter of credit issuers party thereto to (i) retain from the Senior Credit Agreement the $800.0 million Revolving Credit Facility, and the right, subject to certain conditions including a Lender approving such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) increase our Term Loan from $300.0 million to $500.0 million, and (iii) extend the maturity date to October 10, 2029. As of December 31, 2024, we had an available capacity of $656.0 million under our Second Amended and Restated Credit Agreement, which provided for a $800.0 million unsecured revolving credit facility. We believe this Second Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity under our Credit Facility as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Credit Facility remained unchanged.
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2024, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2024. At December 31, 2024, the interest rate on the Term Loan was Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.250% in the case of Base Rate loans.
A discussion of our debt and related covenants is included in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. We were in compliance with the covenants as of December 31, 2024.
Liquidity Analysis
Our cash balance increased by $129.8 million to $675.4 million as of December 31, 2024 as compared with $545.7 million as of December 31, 2023. The cash increase included $425.3 million in operating cash inflows and $366.0 million from proceeds on our Term Loan, partially offset by the $305.9 million payment for the acquisition of MOGAS and $20.1 million payments for repurchases of common shares.
During 2024, we made $20.0 million cash contributions to our U.S. pension plan, compared to $2.0 million cash contributions in 2023. At December 31, 2024 and 2023, as a result of the values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. As of December 31, 2024 direct benefits paid by the U.S. pension plan were $1.8 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
As of December 31, 2024, we had approximately $1,331 million of liquidity, consisting of cash and cash equivalents of $675 million and $656 million of borrowings available under our Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2025.

Contractual Obligations
The following table presents a summary of our contractual obligations at December 31, 2024:

	Payments Due By Period
(Amounts in millions)	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
Senior Notes and Term Loan Facility	$37.2	$96.4	$356.0	$991.5	$1,481.1
Fixed interest payments(1)	31.5	63.0	63.0	41.8	199.3
Other debt	6.6	16.5	—	—	23.1
Leases:
Operating	41.7	65.3	46.3	66.4	219.7
Finance	7.4	9.1	2.5	3.6	22.6
Purchase obligations:(2)
Inventory	689.1	16.6	12.9	1.7	720.3
Non-inventory	53.3	2.7	0.6	0.5	57.1
Pension and postretirement benefits(3)	74.3	118.4	111.5	257.8	562.0
Total	$941.1	$388.0	$592.8	$1,363.3	$3,285.2
_______________________________________
(1)Fixed interest payments represent interest payments on the Senior Notes as defined in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
(2)Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.
(3)Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 14, "Pension and Postretirements Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
The following table presents a summary of our commercial commitments at December 31, 2024:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$569.7	$210.3	$44.6	$14.1	$838.7
Surety bonds	66.3	15.6	0.3	—	82.2
Total	$636.0	$225.9	$44.9	$14.1	$920.9

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 68% of total defined benefit pension plan assets and approximately 58% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2024. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
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
In conjunction with the amendment of the qualified plan, the Organization and Compensation Committee of our Board of Directors approved certain transition benefits associated with freezing the qualified plan. In January 2025, a one-time cash transition benefit was paid to a limited group of employees in the United States that meet certain criteria. We recorded a $5.0 million liability during the year ended December 31, 2024, included within accrued liabilities in our consolidated balance sheet to recognize this obligation, with corresponding expense included within cost of sales ("COS") and SG&A in our consolidated statements of income. We expect to issue approximately the same amount of value in the form of restricted shares to an additional group of employees in the United States in 2025. The restricted shares are expected to be subject to three year cliff-vesting.
Our U.S. defined benefit plan assets consist of a portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom fixed income securities, as discussed in Note 14, "Pension and Postretirements Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. We monitor investment allocations and manage plan assets to maintain an acceptable level of risk. At December 31, 2024, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans decreased to $520.0 million from $540.6 million at December 31, 2023. Assets were allocated as follows:

	U.S. Plan
Asset category	2024	2023
Cash and Cash Equivalents	1%	2%
Global Equity	24%	21%
Global Real Assets	19%	15%
Equity securities	43%	36%
Diversified Credit	18%	15%
Liability-Driven Investment	38%	47%
Fixed income	56%	62%

	Non-U.S. Plans
Asset category	2024	2023
Cash and Cash Equivalents	1%	0%
U.K. Government Gilt Index	32%	39%
Liability-Driven Investment	15%	12%
Fixed income	47%	51%
Multi-asset	21%	19%
Buy-in Contract	18%	18%
Other	13%	12%
Other types	52%	49%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $700.7 million and $715.2 million as of December 31, 2024 and 2023, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.

We sponsor defined benefit postretirement medical plans covering certain current retirees and a limited number of future retirees in the United States. These plans provide for medical and dental benefits and are administered through insurance companies. We fund the plans as benefits are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for these plans. The benefits under the plans are not available to new employees or most existing employees.
The Benefit Obligation for our defined benefit postretirement medical plans was $11.8 million and $12.4 million as of December 31, 2024 and 2023, respectively.
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
In 2024, the service cost component of the pension expense for our defined benefit pension plans included in operating income was $30.3 million compared to $26.0 million in 2023. The non-service cost portion of net pension expense (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for our defined benefit pension plans included in other income (expense), net was $6.0 million in 2024, compared to $4.5 million in 2023.
The following are assumptions related to our defined benefit pension plans as of December 31, 2024:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	5.73%	4.71%
Rate of increase in compensation levels	4.00	3.51
Weighted average assumptions used to determine 2024 net pension expense:
Long-term rate of return on assets	6.00%	4.65%
Discount rate	5.41	4.22
Rate of increase in compensation levels	4.00	3.24
Weighted-average interest crediting rates	4.00%	2.06%
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified, aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$0.1	$2.1
Effect on Benefit Obligation	(13.4)	14.4
Non-U.S. defined benefit pension plans:
Effect on net pension expense	0.4	0.7
Effect on Benefit Obligation	(15.1)	16.8
U.S. Postretirement medical plans:
Effect on Benefit Obligation	(0.3)	0.3

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.9)	$1.9
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.8)	0.8
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees or over the remaining expected lifetime for plans with only inactive participants.
At December 31, 2024, as compared with December 31, 2023, we increased our discount rate for the U.S. plan from 5.41% to 5.73% based on an analysis of publicly traded investment grade U.S. corporate bonds, which had higher yields due to current market conditions. The average discount rate for the non-U.S. plans increased from 4.22% to 4.71% based on analysis of bonds and other publicly traded instruments, by country, which had higher yields due to market conditions. The average assumed rate of compensation for the U.S. plan was 4.00%, for both 2024 and 2023, and for our non-U.S. plans increased to 3.51% from 3.24% in 2023. To determine the 2024 pension expense, the expected rate of return on the U.S. plan assets was 6.00% for both 2024 and 2023, and on the non-US plan assets increased to 4.65% from 3.97% in 2023, based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $22.3 million lower in 2025 than the $36.4 million in 2024, primarily due to the freezing of benefits on the U.S. qualified plan. We have used discount rates of 5.73%, 4.71% and 5.78% at December 31, 2024, in calculating our estimated 2025 net pension expense for the U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.00% for 2024, 7.00% for 2023 and 7.25% for 2022, with a gradual decrease to 5.00% for 2032 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. In 2024, we contributed $32.6 million, to our defined benefit plans, compared to $15.0 million in 2023. We have no obligation to make contributions to our U.S. pension plans in 2025, but have authorization for contributions up to $10 million. We expect to contribute approximately $2 million to our non-U.S. pension plans in 2025, excluding direct benefits paid.
For further discussion of our pension and postretirement benefits, see Note 14, "Pension and Postretirements Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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
Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1, "Basis of Presentation and Accounting Policies," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. Management and our external auditors have discussed our critical accounting estimates and policies with the Audit Committee of our Board of Directors.
Business Combinations
We allocate the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed, as well as any contingent consideration, as of the date of acquisition. The fair values of the long-lived assets acquired, primarily intangible assets, are determined using calculations which can be complex and require significant judgment. Estimates include many factors such as the nature of the acquired company’s business, its historical financial position and results, technology obsolescence, customer retention rates, discount rates, royalty rates and expected future performance. Independent valuation specialists are used to assist in determining certain fair value calculations.
While we use our best estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, pre-acquisition contingencies and contingent considerations, the fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the Consolidated Statements of Income. The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can affect net income.
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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion. If control of the products and/or services does not transfer over time, then control transfers at a point in time. We determine the point in time that control transfers to a customer based on the evaluation of specific indicators, such as title transfer, risk of loss transfer, customer acceptance and physical possession. For a discussion related to revenue recognition refer to Note 3, "Revenue Recognition," included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
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
While we believe we have adequately provided for any reasonably foreseeable outcomes related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. For a discussion related to deferred taxes, tax valuation allowances and tax reserves refer to Note 19, "Income Taxes," included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
Reserves for Contingent Loss
We are a defendant in a number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. We have estimated that the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2054, which represents the expected end of our asbestos liability exposure with no further ongoing claims expected beyond that date. In light of the uncertainties and variables inherent in the long-term projection of the total asbestos liability, as part of our ongoing review of asbestos claims, each year we will reassess the projected liability of unasserted asbestos claims to be filed through 2054, and we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
In connection with our ongoing review of asbestos-related claims, we have also reviewed the amount of potential insurance coverage for such claims, taking into account the remaining limits of such coverage, the number and amount of claims on our insurance from co-insured parties, ongoing litigation against the Company’s insurers, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements and coverage available from solvent insurers not party to the coverage litigation. We review ongoing insurance coverage available for a significant amount of the potential future asbestos-related claims and in the future could secure additional insurance coverage as deemed necessary. For a discussion pertaining to asbestos claims refer to Note 16, "Legal Matters and Contingencies," included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
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
The assumptions utilized to compute expense and benefit obligations are shown in Note 14, "Pension and Postretirements Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:
•Discount rates are estimated using high quality debt securities based on corporate or government bond yields with a duration matching the expected benefit payments. For the United States, the discount rate is obtained from an analysis of publicly-traded investment-grade corporate bonds to establish a weighted average discount rate. For plans in the United Kingdom and the Eurozone we use the discount rate obtained from an analysis of AA-graded corporate bonds used to generate a yield curve. For other countries or regions without a corporate AA bond market, government bond rates are used. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.
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
•The expected rates of increase in compensation levels reflect estimates due to general price levels, seniority, age and other factors.
Depending on the assumptions used, the pension and postretirement expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.
We evaluate the funded status of each retirement plan using current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations, cash flow requirements and other factors. We discuss our funding assumptions with the Technology, Risk and Finance Committee of our Board of Directors.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
The initial recording of goodwill and intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. We test the value of goodwill, indefinite-lived intangible assets and long-lived assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. We did not record a material impairment for goodwill, indefinite-lived intangible assets or long-lived assets in 2024, 2023 or 2022.
Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial condition and results of operations. For a discussion pertaining to goodwill, indefinite-lived intangible assets and long-lived assets refer to Note 1 included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.

ACCOUNTING DEVELOPMENTS
We have presented the information about accounting pronouncements not yet implemented in Note 1, "Basis of Presentation and Accounting Policies," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Malaysian ringgit. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $(108.2) million, $30.8 million and $(98.7) million for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in other comprehensive income (loss). The net loss in 2024 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real and Mexican peso versus the U.S. dollar at December 31, 2024 as compared with December 31, 2023.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2024, we had a U.S. dollar equivalent of $695.9 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $656.6 million at December 31, 2023. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $2.3 million, $(41.1) million and $9.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2024, a 10% change in the foreign currency exchange rates for the year ended December 31, 2024 would have impacted our net earnings by approximately $23 million. At December 31, 2023, a 10% change in the foreign currency exchange rates for the year ended December 31, 2023 would have impacted our net earnings by approximately $1 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Flowserve Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS”) from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded MOGAS from our audit of internal control over financial reporting. MOGAS is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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
Goodwill Impairment Test FPD Reporting Unit
As described in Note 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,286.3 million as of December 31, 2024, and the goodwill associated with the FPD reporting unit was approximately $766 million. The value of goodwill is tested for impairment as of December 31 each year or whenever events or circumstances indicate goodwill may be impaired. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. Fair value is estimated using a discounted cash flow analysis, which requires management to make various judgmental assumptions about future sales, operating margins, growth rates and discount rate.
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
February 26, 2025
We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$675,441	$545,678
Accounts receivable, net of allowance for expected credit losses of $79,059 and $80,013, respectively	976,739	881,869
Contract assets, net	298,906	280,228
Inventories	837,254	879,937
Prepaid expenses and other	116,157	116,065
Total current assets	2,904,497	2,703,777
Property, plant and equipment, net	539,703	506,158
Operating lease right-of-use assets, net	159,400	156,430
Goodwill	1,286,295	1,182,225
Deferred taxes	221,742	218,358
Other intangible assets, net	188,604	122,248
Other assets, net	200,580	219,523
Total assets	$5,500,821	$5,108,719
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$545,310	$547,824
Accrued liabilities	561,486	504,430
Contract liabilities	283,670	287,697
Debt due within one year	44,059	66,243
Operating lease liabilities	33,559	32,382
Total current liabilities	1,468,084	1,438,576
Long-term debt due after one year	1,460,132	1,167,307
Operating lease liabilities	149,838	138,665
Retirement obligations and other liabilities	371,055	389,120
Commitments and contingencies (See Note 16)
Shareholders’ equity:
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	502,045	506,525
Retained earnings	4,025,750	3,854,717
Treasury shares, at cost — 45,688 and 45,885 shares, respectively	(2,007,869)	(2,014,474)
Deferred compensation obligation	8,172	7,942
Accumulated other comprehensive loss	(741,424)	(639,601)
Total Flowserve Corporation shareholders’ equity	2,007,665	1,936,100
Noncontrolling interests	44,047	38,951
Total equity	2,051,712	1,975,051
Total liabilities and equity	$5,500,821	$5,108,719

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands, except per share data)
Sales	$4,557,806	$4,320,577	$3,615,120
Cost of sales	(3,123,560)	(3,043,749)	(2,620,825)
Gross profit	1,434,246	1,276,828	994,295
Selling, general and administrative expense	(978,037)	(961,169)	(815,545)
Loss on sale of business	(12,981)	—	—
Net earnings from affiliates	19,051	17,894	18,469
Operating income	462,279	333,553	197,219
Interest expense	(69,301)	(66,924)	(46,247)
Interest income	5,371	6,991	3,963
Other income (expense), net	(12,194)	(49,870)	(559)
Earnings before income taxes	386,155	223,750	154,376
(Provision for) benefit from income taxes	(84,929)	(18,562)	43,639
Net earnings, including noncontrolling interests	301,226	205,188	198,015
Less: Net earnings attributable to noncontrolling interests	(18,467)	(18,445)	(9,326)
Net earnings attributable to Flowserve Corporation	$282,759	$186,743	$188,689
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.15	$1.42	$1.44
Diluted	2.14	1.42	1.44

Weighted average shares – basic	131,488	131,117	130,630
Weighted average shares – diluted	132,356	131,931	131,315

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$301,226	$205,188	$198,015
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(3,023), $3,735 and $(20,526) in 2024, 2023 and 2022, respectively	(108,224)	30,810	(98,658)
Pension and other postretirement effects, net of taxes of $(128), $8,700 and $(8,423) in 2024, 2023 and 2022, respectively	5,984	(35,526)	15,309
Cash flow hedging activity, net of taxes of $(57), $0 and $286 in 2024, 2023 and 2022, respectively	66	120	403
Other comprehensive income (loss)	(102,174)	(4,596)	(82,946)
Comprehensive income, including noncontrolling interests	199,052	200,592	115,069
Comprehensive (income) attributable to noncontrolling interests	(18,117)	(5,661)	(10,579)
Comprehensive income attributable to Flowserve Corporation	$180,935	$194,931	$104,490

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2022	176,793	$220,991	$506,386	$3,691,023	(46,794)	$(2,057,706)	$7,214	$(563,589)	$33,026	$1,837,345
Stock activity under stock plans	—	—	(24,432)	—	435	20,824	(235)	—	—	(3,843)
Stock-based compensation	—	—	25,530	—	—	—	—	—	—	25,530
Net earnings	—	—	—	188,689	—	—	—	—	9,326	198,015
Cash dividends declared ($0.80 per share)	—	—	—	(105,503)	—	—	—	—	—	(105,503)
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(84,199)	1,253	(82,946)
Other, net	—	—	—	—	—	—	—	—	(9,991)	(9,991)
Balance — December 31, 2022	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(28,767)	—	474	22,408	963	—	—	(5,396)
Stock-based compensation	—	—	27,808	—	—	—	—	—	—	27,808
Net earnings	—	—	—	186,743	—	—	—	—	18,445	205,188
Cash dividends declared ($0.80 per share)	—	—	—	(106,235)	—	—	—	—	—	(106,235)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	8,187	(12,783)	(4,596)
Other, net	—	—	—	—	—	—	—	—	(325)	(325)
Balance — December 31, 2023	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(34,954)	—	621	26,675	230	—	—	(8,049)
Stock-based compensation	—	—	30,474	—	—	—	—	—	—	30,474
Net earnings	—	—	—	282,759	—	—	—	—	18,467	301,226
Cash dividends declared ($0.84 per share)	—	—		(111,726)	—	—	—	—		(111,726)
Repurchases of common shares	—	—	—	—	(424)	(20,070)	—	—	—	(20,070)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(101,824)	(350)	(102,174)
Other, net	—	—	—	—	—	—	—	1	(13,021)	(13,020)
Balance — December 31, 2024	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$301,226	$205,188	$198,015
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	75,849	73,464	77,636
Amortization of intangible and other assets	9,749	10,283	13,317
Loss on sale of business	12,981	—	—
Stock-based compensation	30,474	27,808	25,530
Foreign currency, asset write downs and other non-cash adjustments	24,172	(17,331)	(27,758)
Change in assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	(82,188)	4,744	(152,011)
Inventories	38,872	(59,831)	(147,492)
Contract assets, net	(18,513)	(41,149)	(41,768)
Prepaid expenses and other assets, net	15,116	7,825	17,461
Accounts payable	(12,336)	53,065	78,968
Contract liabilities	(6,070)	26,837	61,684
Accrued liabilities	49,578	59,213	(5,226)
Retirement obligations and other	1,456	38,497	(1,430)
Net deferred taxes	(15,058)	(62,841)	(136,936)
Net cash flows provided (used) by operating activities	425,308	325,772	(40,010)
Cash flows — Investing activities:
Capital expenditures	(81,019)	(67,359)	(76,287)
Payments for acquisition, net of cash acquired	(305,924)	—	—
Proceeds from disposal of assets	2,244	2,057	4,422
Payments for disposition of business	(2,555)	—	—
Proceeds from termination of cross-currency swap	—	—	66,004
Affiliate investment activity	40	(3,278)	(225)
Net cash flows provided (used) by investing activities	(387,214)	(68,580)	(6,086)
Cash flows — Financing activities:
Proceeds from term loan	366,000	—	—
Payments on term loan	(95,375)	(40,000)	(32,500)
Proceeds under revolving credit facility	100,000	280,000	45,000
Payments under revolving credit facility	(100,000)	(280,000)	(45,000)
Proceeds under other financing arrangements	1,437	1,114	1,733
Payments under other financing arrangements	(1,455)	(2,604)	(1,790)
Payments related to tax withholding for stock-based compensation	(9,581)	(6,245)	(4,683)
Repurchases of common shares	(20,070)	—	—
Payments of dividends	(110,440)	(104,955)	(104,549)
Other	(13,021)	(324)	(8,223)
Net cash flows provided (used) by financing activities	117,495	(153,014)	(150,012)
Effect of exchange rate changes on cash	(25,826)	6,529	(27,373)
Net change in cash and cash equivalents	129,763	110,707	(223,481)
Cash and cash equivalents at beginning of year	545,678	434,971	658,452
Cash and cash equivalents at end of year	$675,441	$545,678	$434,971
Supplemental Cash Flow Information:
Income taxes paid (net of refunds)	$81,172	$119,275	$60,085
Interest paid	66,809	64,865	41,629
Non-Cash Investing and Financing Activities:
Contingent liabilities incurred related to acquired business, but not paid	$15,000	$—	$—
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2024

1.SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead time, custom and other highly engineered pumps; standardized, general-purpose pumps; mechanical seals; engineered and industrial valves; related automation products; and services and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States ("U.S.") and other countries where our products are sold and serviced, by the cyclical nature and competitive environment of our industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.
Russia and Ukraine Conflict - In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in March 2022 we permanently ceased all Company operations in Russia.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. We made no further adjustments through December 31, 2024. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
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
NAF AB Divestiture — Effective May 4, 2024, we divested NAF AB, a previously wholly owned subsidiary and control valves business within our Flow Control Division ("FCD") segment, including the NAF AB facility located in Linkoping, Sweden. The sale included cash paid to the buyer of $2.6 million and resulted in both a pre-tax and after-tax loss of $13.0 million recorded in loss on sale of business in the consolidated statements of income in the period ended June 30, 2024. In 2024, through the date of disposition, we recorded revenues of approximately $3.0 million and an immaterial amount of operating income.
Principles of Consolidation — The consolidated financial statements include the accounts of our company and our wholly and majority owned subsidiaries. In addition, we consolidate any variable interest entities for which we are deemed to be the primary beneficiary. Noncontrolling interests of non-affiliated parties have been recognized for all majority-owned consolidated subsidiaries. Intercompany profits/losses, transactions and balances among consolidated entities have been eliminated from our consolidated financial statements.
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
•Reserves for contingent loss;
•Pension and postretirement benefits;
•Valuation of goodwill, indefinite-lived intangible assets and other long-lived assets; and
•Assets and liabilities acquired in a business combination.
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
Our primary method for recognizing revenue over time is the POC method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion. If control of the products and/or services does not transfer over time, then control transfers at a point in time. We determine the point in time that control transfers to a customer based on the evaluation of specific indicators, such as title transfer, risk of loss transfer, customer acceptance and physical possession. For a detailed discussion related to revenue recognition refer to Note 3, "Revenue Recognition."
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
Inventories and Related Reserves — Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. Due to the long life cycles of our products, we carry spare parts inventories that have historically low usage rates and provide reserves for such inventory based on demonstrated usage and aging criteria.
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
We are a defendant in a number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. We have estimated that the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2054, which represents the expected end of our asbestos liability exposure with no further ongoing claims expected beyond that date. This estimate is based on the Company's historical claim experience and estimates of the number and resolution cost of potential future claims that may be filed based on anticipated levels of unique plaintiff asbestos-related claims in the U.S. tort system against all defendants, the diminished volatility and consistency of observable claims data, the period of time that has elapsed since we stopped manufacturing products that contained encapsulated asbestos and an expected downward trend in claims due to the average age of our claimants. This estimate is not discounted. In light of the uncertainties and variables inherent in the long-term projection of the total asbestos liability, as part of our ongoing review of asbestos claims, each year we will reassess the projected liability of unasserted asbestos claims to be filed through 2054, and we will continually reassess the time horizon over which a reasonable estimate of unasserted claims can be projected.
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
The study from the Company's actuary, based on data as of June 30, 2024, provided for a range of possible future liability from approximately $93.2 million to $143.7 million. The Company does not believe any amount within the range of potential outcomes represents a better estimate than another given the many factors and assumptions inherent in the projections and therefore the Company has recorded the liability at the actuarial central estimate of approximately $110.3 million as of December 31, 2024. In addition, the Company has recorded estimated insurance receivables of approximately $35.8 million as of December 31, 2024. The amounts recorded for the asbestos-related liability and the related insurance receivables are based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the length of time it takes to defend, resolve, or otherwise dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded. Additionally, we have claims pending against certain insurers that, if resolved more favorably than reflected in the recorded receivables, would result in discrete gains in the applicable year. Changes recorded in the estimated liability and estimated insurance recovery based on projections of asbestos litigation and corresponding insurance coverage, result in the recognition of additional expense or income. For a discussion pertaining to the activity related to asbestos claims refer to Note 16, "Legal Matters and Contingencies."
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
Leases — We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 28 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is, or contains, a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we account for any non-lease components in the contract together with the related lease component in the same unit of account. For lease contracts containing more than one lease component, we allocate the contract consideration to each of the lease components on the basis of relative standalone prices in order to identify the lease payments for each lease component.
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

For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of December 31, 2024 are immaterial.
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
Supplier Finance Programs — We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of December 31, 2024, $8.6 million remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our consolidated balance sheet.
The rollforward of our outstanding obligations confirmed as valid under the supplier finance programs for the year ended December 31, 2024 is as follows:

(Amounts in thousands)	2024
Obligations outstanding at the beginning of the year	$13,527
Invoices confirmed	61,198
Confirmed invoices settled	66,154
Obligations outstanding at the end of the year	$8,571
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
Intangible Assets — Intangible assets, excluding trademarks (which are considered to have an indefinite life), consist primarily of engineering drawings, patents, existing customer relationships, software, distribution networks, acquired backlog, and other items that are being amortized over their estimated useful lives generally ranging from one to 40 years. These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.
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
Accounting Standards Codification ("ASC") 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. For goodwill, we generally do not attempt a qualitative assessment and proceed directly to the quantitative assessment, except in instances where we have completed an acquisition shortly before our annual impairment assessment. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rate, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants.
Based on our year-end annual analysis, we did not record an impairment of goodwill in 2024, 2023 or 2022. The FPD reporting unit is primarily focused on highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services. As of December 31, 2024 our FPD reporting unit had approximately $766 million of goodwill and an estimated fair value that exceeded its carrying value. The FCD reporting unit is primarily focused on a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. As of December 31, 2024 our FCD reporting unit had approximately $521 million of goodwill and an estimated fair value that exceeded its carrying value. The key factors considered in determining the estimated fair value of our reporting units included the annual operating plan and forecasted operating results, successful execution of our current continuous improvement and identified strategic initiatives, cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the industries we serve, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our reporting units as of December 31, 2024, we will continue to closely monitor performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization as of December 31, 2024 was favorable compared with 2023 and did not indicate a potential impairment of our goodwill as of December 31, 2024.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting unit discussed above. We did not record a material impairment of our trademarks in 2024, 2023 or 2022.
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
Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivative instruments are included in Note 9, "Derivatives and Hedging Activities."
Derivatives and Hedging Activities — We have a foreign currency derivatives and hedging policy outlining the conditions under which we can enter into financial derivative transactions. We do not use derivative instruments for trading or speculative purposes. All derivative instruments are recognized on the balance sheet at their fair values.
We employ a foreign currency economic hedging strategy to mitigate certain financial risks resulting from foreign currency exchange rate movements that impact foreign currency denominated receivables and payables, firm committed transactions and forecasted sales and purchases. The changes in the fair values are recognized immediately in other income (expense), net in the consolidated statements of income. See Note 9, "Derivatives and Hedging Activities," for further discussion of forward exchange contracts.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties and expect all counterparties to meet their obligations. If necessary, we would adjust the values of our derivative contracts for our or our counterparties’ credit risks.
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
Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future. Otherwise, we recognize transaction gains and losses arising from intercompany transactions in our consolidated statements of income.
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

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $69.9 million, $48.7 million and $39.9 million in 2024, 2023 and 2022, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.

Shipping and Handling Costs — Amounts billed to customers for reimbursement of shipping and handling costs are recorded as revenue when the related revenue is recognized and shipping and handling costs are recognized in COS. All other shipping and handling costs are recognized in COS in the period in which they are incurred.

Business Combination — The total purchase consideration for an acquisition is measured as the fair value of the assets transferred, equity instruments issued, and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred and included in general and administrative expense in our consolidated statements of income. Identifiable assets (including intangible assets) and liabilities assumed (including contingent liabilities) are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires us to use significant judgment and estimates including the selection of valuation methodologies, cost of capital, future cash flows, and discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.
Our business combinations may include earn-out considerations as part of the purchase price that are liability-classified. The fair value of the earn-out consideration is estimated as of the acquisition date based on our estimates and assumptions. The fair value measurement may include inputs that are Level I, II or III under the fair value hierarchy, depending on their nature. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the earn-out consideration obligations will increase or decrease, as applicable. Changes in the fair value of the earn-out consideration are recorded within operating expenses.

Accounting Developments
Pronouncements Implemented
In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." The amendments permit leasehold improvements to be amortized over the useful life of the asset when the lessee controls the use of the underlying asset, and the lease is between common control entities. The amendments further allow entities to account for leasehold improvements as a transfer of assets between entities under common control through an equity adjustment when the lessee is no longer in control of the underlying asset. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows.
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
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The amendments enhance the disclosure requirements of significant segment expenses and other segment items. The amendments are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Early adoption is permitted. Our adoption of this ASU effective January 1, 2024, applied retroactively as required, did not have an impact on our consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows. Refer to Note 20, "Business Segment Information," for further implementation Topic 280.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." The amendments require that entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and disclose specific information about income taxes paid. The amendments eliminate previously required disclosures around changes in unrecognized tax benefits and cumulative amounts of certain temporary differences. The amendments are effective prospectively for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. We are evaluating the impact of this ASU on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments require disclosure of amounts, in the notes to financial statements, of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains and losses that are already disclosed under existing U.S. GAAP are also required to be included in the disaggregated income statement expense line item disclosure. The amendments also require disclosure of the total amount of selling expenses and the entity's definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026. ASU No. 2025-01 on the same topic issued in January 2025 further clarifies the effective date for interim periods. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. We are evaluating the impact of this ASU on our disclosures.

2. ACQUISITION
On October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), for a purchase price of $290.0 million, subject to additional closing working capital adjustments of $13.0 million and net of cash acquired of $3.1 million, and an incremental contingent earn-out payment of up to $15.0 million based on MOGAS's achievement of certain financial goals for the calendar year ended December 31, 2024. The additional earn-out consideration will be paid in the first quarter of 2025 and the value was determined based on contractual provisions set forth in the purchase agreement. MOGAS, a privately held provider of mission-critical severe service valves and associated aftermarket services, is based in Houston, Texas and has operations primarily in North America and, to a lesser extent, Europe and Asia Pacific. The acquisition was funded using a combination of cash on hand and term loan financing under our Second Amended and Restated Credit Agreement discussed in Note 13, "Debt and Finance Lease Obligations." MOGAS's differentiated valve products are expected to enhance our installed base, creating meaningful aftermarket opportunities with the addition of MOGAS's strong brand, heritage, and technical expertise in diverse and attractive end markets, including the growing mining industry. The acquisition is accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting.
The fair value of assets acquired and liabilities assumed has been recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. We will continue to evaluate the initial fair values, which may be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The estimates will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price is summarized below:

(Amounts in millions)
Accounts receivable	$55.0
Contract assets	13.7
Inventories	45.3
Prepaid expenses and other	4.6
Indemnification asset	7.5
Total current assets	126.1
Intangible assets
Trademark	19.0
Existing customer relationships	48.5
Backlog	10.5
Total intangible assets	78.0
Property, plant and equipment	41.9
Right-of-use assets	1.0
Total assets	247.0
Current liabilities	(58.8)
Noncurrent liabilities	(0.5)
Net assets	187.7
Goodwill	127.2
Purchase price, net of cash acquired of $3.1 million	$314.9
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $127.2 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful live of approximately 8 years. We recorded an indemnification asset and corresponding liability of $7.5 million related to unresolved legal matters that existed pre-acquisition, for which the seller has agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our consolidated balance sheet.
Subsequent to October 15, 2024, the revenues and expenses of MOGAS have been included in our consolidated statement of income. The MOGAS acquisition generated sales of approximately $37 million for the period from October 15, 2024 to December 31, 2024 and decreased Flowserve's earnings by approximately $3 million. No proforma financial information has been presented due to immateriality. Flowserve incurred $10 million in acquisition and integration-related costs in 2024 associated with the transaction which are included within SG&A in our consolidated statement of income.

3. REVENUE RECOGNITION
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

Revenue from products and services transferred to customers over time accounted for approximately 17%, 16% and 13% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Our primary method for recognizing revenue over time is the POC method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 83%, 84% and 87% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•FPD designs, manufactures, pretests, distributes and services highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
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
The following table presents our customer revenues disaggregated by revenue source:

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,152,643	$1,065,408	$2,218,051
Aftermarket	2,001,508	338,247	2,339,755
	$3,154,151	$1,403,655	$4,557,806

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,147,906	$938,790	$2,086,696
Aftermarket	1,913,087	320,794	2,233,881
	$3,060,993	$1,259,584	$4,320,577

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$881,061	$825,508	$1,706,569
Aftermarket	1,636,939	271,612	1,908,551
	$2,518,000	$1,097,120	$3,615,120

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,291,273	$551,101	$1,842,374
Latin America(1)	296,474	29,847	326,321
Middle East and Africa	542,399	223,440	765,839
Asia Pacific	425,743	363,868	789,611
Europe	598,262	235,399	833,661
	$3,154,151	$1,403,655	$4,557,806

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,264,673	$556,208	$1,820,881
Latin America(1)	273,126	30,126	303,252
Middle East and Africa	538,037	146,552	684,589
Asia Pacific	436,813	302,700	739,513
Europe	548,344	223,998	772,342
	$3,060,993	$1,259,584	$4,320,577

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,060,393	$472,467	$1,532,860
Latin America(1)	222,878	23,575	246,453
Middle East and Africa	372,148	101,017	473,165
Asia Pacific	389,366	305,193	694,559
Europe	473,215	194,868	668,083
	$2,518,000	$1,097,120	$3,615,120
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
On December 31, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $853 million. We estimate recognition of approximately $536 million of this amount as revenue in 2025 and an additional $317 million in 2026 and thereafter.
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

The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the years ended December 31, 2024 and 2023:

( Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Balance — January 1, 2023	$233,457	$297	$256,963	$1,059
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(209,560)	—
Increase due to revenue recognized in the period in excess of billings	890,150	932	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	238,683	1,043
Amounts transferred from contract assets to receivables	(842,780)	(435)	—	—
Currency effects and other, net	(599)	240	1,611	(559)
Balance — December 31, 2023	$280,228	$1,034	$287,697	$1,543
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(217,470)	(740)
Increase due to revenue recognized in the period in excess of billings	958,388	—	—	—
Increase due to billings arising during the period in excess of revenue recognized	—	—	214,163	—
Amounts transferred from contract assets to receivables	(920,793)	(656)	—	—
Currency effects and other, net	(18,917)	545	(720)	(130)
Balance — December 31, 2024	$298,906	$923	$283,670	$673
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

4. ALLOWANCE FOR EXPECTED CREDIT LOSSES
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

The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets as of December 31, 2024, 2023 and 2022:

(Amounts in thousands)	Accounts receivable	Short-term contract assets
Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	11,836	305
Write-offs	(8,160)	(1,781)
Currency effects and other, net	(4,630)	(113)
Ending balance, December 31 , 2024	$79,059	$3,404

Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	5,597	—
Write-offs	(10,947)	(1,450)
Currency effects and other, net	2,301	624
Ending balance, December 31 , 2023	$80,013	$4,993

Beginning balance, January 1, 2022	$74,336	$2,393
Charges to cost and expenses, net of recoveries	12,530	2,785
Write-offs	(3,188)	—
Currency effects and other, net	(616)	641
Ending balance, December 31 , 2022	$83,062	$5,819

Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables as of December 31, 2024, 2023 and 2022:

(Amounts in thousands)	2024	2023	2022
Beginning balance, January 1,	$66,864	$66,377	$67,696
Currency effects and other, net	(783)	487	(1,319)
Ending balance, December 31,	$66,081	$66,864	$66,377
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of December 31, 2024.

5. LEASES
We had $0.4 million and $4.0 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of December 31, 2024 and 2023. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.

In conjunction with our close process for the third quarter of 2022, the Company identified an accounting error related to certain operating real estate leases that have escalating rent payments which were not correctly recorded on a straight-line basis in the amount of $6.4 million. Approximately $5.8 million of the error impacted the Company’s consolidated statements of income prior to adoption of ASU No. 2016-02, Leases (Topic 842) in 2019 and the remaining immaterial amount impacted each period subsequent to adoption. To correct the cumulative impact of the error the Company recorded an adjustment of $6.4 million of incremental operating lease expense in the third quarter of 2022 ($5.5 million classified as SG&A and $0.9 million classified as COS), with the offsetting adjustment to reduce operating lease right-of-use assets, net on our consolidated balance sheet for the period ended September 30, 2022. There was no impact to our statements of cash flows as a result of the correction of the error.
Other information related to our leases is as follows:

	December 31,
	2024	2023
	(Amounts in thousands)
Finance Leases:
ROU assets recorded under finance leases	$32,385	$35,523
Accumulated depreciation associated with finance leases	(17,020)	(16,828)
Total finance leases ROU assets, net(1)	$15,365	$18,695

Total finance leases liabilities(2)	$19,990	$19,374

The costs components of operating and finance leases are as follows:
	December 31,
	2024	2023	2022
	(Amounts in thousands)
Operating Lease Costs:
Fixed lease expense(3)	$57,862	$55,588	$59,782
Variable lease expense(3)	8,990	8,131	7,412
Total operating lease expense	$66,852	$63,719	$67,194

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$6,800	$6,655	$5,984
Interest on lease liabilities(4)	1,047	885	604
Total finance lease expense	$7,847	$7,540	$6,588
_____________________
(1) Included in property, plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

Supplemental cash flows information related to our leases is as follows:

	December 31,
(Amounts in thousands, except lease term and discount rate)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$64,976	$62,303	$57,712
Financing cash flows from finance leases(2)	6,964	8,234	6,039
ROU assets obtained in exchange for lease obligations:
Operating leases	$51,219	$18,570	$26,581
Finance leases	8,623	8,259	7,906
Weighted average remaining lease term (in years)
Operating leases	7 years	8 years	8 years
Finance leases	3 years	5 years	6 years
Weighted average discount rate (percent)
Operating leases	5.2%	4.1%	4.0%
Finance leases	5.6%	4.6%	3.9%
_____________________
(1) Included in our consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other
(2) Included in our consolidated statement of cash flows, financing activities, payments under other financing arrangements
Future undiscounted lease payments under operating and finance leases as of December 31, 2024, were as follows:

Year ending December 31,	Operating Leases	Finance Leases
	(Amounts in thousands)
2025	41,712	7,430
2026	35,243	5,692
2027	30,024	3,442
2028	25,553	1,703
2029	20,703	781
Thereafter	66,382	3,565
Total future minimum lease payments	$219,617	$22,613
Less: Imputed interest	(36,220)	(2,623)
Total	$183,397	$19,990

Other current liabilities	$33,559	$—
Operating lease liabilities	149,838	—
Debt due within one year	—	6,505
Long-term debt due after one year	—	13,485
Total	$183,397	$19,990

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

	FPD	FCD	Total
	(Amounts in thousands)
Balance as of December 31, 2022	$772,273	$395,851	$1,168,124
Currency translation and other	7,723	6,378	14,101
Balance as of December 31, 2023	$779,996	$402,229	$1,182,225
Acquisition(1)	—	127,249	127,249
Currency translation and other	(14,256)	(8,923)	(23,179)
Balance as of December 31, 2024	$765,740	$520,555	$1,286,295

____________________________________
(1)Goodwill addition is related to the acquisition of MOGAS. See Note 2, "Acquisitions" for additional information.
The following table provides information about our intangible assets for the years ended December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$89,529	$(89,529)	$92,105	$(91,808)
Existing customer relationships(2)	5-10	126,761	(79,039)	80,643	(76,121)
Patents	9-16	25,086	(25,086)	26,388	(26,388)
Other	1-40	102,634	(58,800)	92,307	(55,001)
		$344,010	$(252,454)	$291,443	$(249,318)
Indefinite-lived intangible assets(3)		$98,721	$(1,673)	$81,824	$(1,701)
____________________________________
(1)Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.
(2)Includes customer relationships acquired as part of the MOGAS acquisition with useful lives of 5 and 10 years. Existing customer relationships acquired prior to 2011 had a useful life of five years.
(3)Includes the acquisition of the MOGAS trademark in 2024. Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.

The following schedule outlines actual amortization expense recognized during 2024 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2024:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2024	$10,023
Estimated for year ended December 31, 2025	15,476
Estimated for year ended December 31, 2026	7,069
Estimated for year ended December 31, 2027	7,069
Estimated for year ended December 31, 2028	7,069
Estimated for year ended December 31, 2029	6,952
Thereafter	47,921

Amortization expense for finite-lived intangible assets was $11.3 million in 2023 and $11.4 million in 2022.

7. INVENTORIES
Inventories consisted of the following:

	December 31,
	2024	2023
	(Amounts in thousands)
Raw materials	$391,562	$407,979
Work in process	262,173	302,655
Finished goods	275,975	278,787
Less: Excess and obsolete reserve	(92,456)	(109,484)
Inventories	$837,254	$879,937
During 2024, 2023 and 2022, we recognized expenses of $14.1 million, $21.5 million and $15.4 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.
8. STOCK-BASED COMPENSATION PLANS
Effective January 1, 2020, our shareholders approved the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”). The 2020 Plan replaces and supersedes the Flowserve Corporation Equity and Incentive Compensation Plan ("2010 Plan") in its entirety. The 2020 Plan authorizes the issuance of 12,500,000 shares of our common stock in the form of Restricted Shares, incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 7,075,917 were available for issuance as of December 31, 2024. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision").
Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. As of December 31, 2024, 114,943 stock options were outstanding and exercisable, with a grant date fair value of $2.0 million recognized over three years and a weighted average exercise price of $48.63. Compensation cost associated with these stock options has been fully recognized. Using the Black-Scholes option pricing model to estimate the fair value of each option award, as of December 31, 2024 the total fair value of stock options vested was $2.0 million. No stock options were exercised during the years ended December 31,

2024, 2023 or 2022. No stock options were granted, canceled or vested during years ended December 31, 2024, 2023 or 2022. The weighted average remaining contractual life of options outstanding at December 31, 2024, 2023 and 2022 was 2.3 years, 3.3 years and 4.3 years, respectively.

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
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. As of December 31, 2024 and 2023, we had $19.2 million and $18.5 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a remaining weighted-average period of approximately one year, for both periods. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2024, 2023 and 2022 was $28.7 million, $24.2 million and $23.5 million, respectively.
We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in millions)
Stock-based compensation expense	$30.5	$27.8	$25.5
Related income tax benefit	(6.9)	(6.3)	(5.8)
Net stock-based compensation expense	$23.6	$21.5	$19.7
The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2024
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,741,486	$36.06
Granted	823,703	42.73
Vested	(787,870)	36.40
Canceled	(110,636)	36.30
Outstanding — end of year	1,666,683	$39.18
Unvested Restricted Shares outstanding as of December 31, 2024, includes approximately 520,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our average return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2024, 2023 and 2022 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,196,000 shares based on performance targets. As of December 31, 2024, we estimate vesting of approximately 520,000 shares based on expected achievement of performance targets.
Employee Stock Purchase Plan — Effective in 2024, we established an employee stock purchase plan ("ESPP") as a means for employees to acquire an equity interest in the Company. The plan is considered compensatory for accounting purposes. Employees may participate in our ESPP provided they meet certain eligibility requirements and may enroll in the ESPP on a monthly basis. The first enrollment period occurred during the fourth quarter of 2024. The current year impact of the ESPP is immaterial, and the impact to future years is also expected to be immaterial.

9. DERIVATIVES AND HEDGING ACTIVITIES
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Note 1, "Significant Accounting Policies and Accounting Developments," for additional information on our purpose for entering into derivatives and our overall risk management strategies. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
Foreign exchange forward contracts with third parties had notional values of $695.9 million and $656.6 million at December 31, 2024 and 2023, respectively. At December 31, 2024, the length of foreign exchange forward contracts currently in place ranged from 7 days to 19 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands)
Current derivative assets	$4,633	$1,915
Noncurrent derivative assets	13	17
Current derivative liabilities	4,926	3,855
Noncurrent derivative liabilities	374	5
Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Gains (losses) recognized in income	$9,823	$(12,914)	$(6,173)
Gains and losses recognized in our consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
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
The cumulative net investment hedge (gain) loss, net of deferred taxes, under cross-currency swaps recorded in AOCL on our consolidated balance sheets are summarized below:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
(Gain) loss-included component (1)	$—	$—	$(37,135)
(Gain) loss-excluded component (2)	—	—	(11,875)
(Gain) loss recognized in AOCL	$—	$—	$(49,010)
_____________________________________________
(1) Change in the fair value of the swaps attributable to changes in spot rates.
(2) Change in the fair value of the swaps due to changes other than those attributable to spot rates.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments and contingent consideration arising from the recently completed MOGAS acquisition. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 9, "Derivatives and Hedging Activities." The fair value of the MOGAS related contingent consideration was determined based on contractual provisions set forth in the purchase agreement.
The carrying value of our financial instruments as reflected in our consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 13, "Debt and Finance Lease Obligations." The estimated fair value of our Senior Notes at December 31, 2024 was $879.4 million compared to the carrying value of $991.5 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net and accounts payable and short-term debt) approximated fair value due to their short-term nature at December 31, 2024 and December 31, 2023.

11. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheets captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2024	2023
	(Amounts in thousands)
Trade accounts receivables	$1,026,891	$935,297
Less: allowance for expected credit losses	(70,369)	(67,487)

Other short-term receivables	28,907	26,585
Less: allowance for expected credit losses	(8,690)	(12,526)
Accounts receivable, net	$976,739	$881,869

Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2024	2023
	(Amounts in thousands)
Land	$61,351	$60,312
Buildings and improvements	450,718	427,332
Machinery, equipment and tooling	803,355	781,771
Software, furniture and fixtures and other	366,946	395,194
Gross property, plant and equipment	1,682,370	1,664,609
Less: accumulated depreciation	(1,142,667)	(1,158,451)
Property, plant and equipment, net	$539,703	$506,158
Accrued Liabilities — Accrued liabilities were:

	December 31,
	2024	2023
	(Amounts in thousands)
Wages, compensation and other benefits	$260,481	$264,914
Commissions and royalties	31,344	20,570
Warranty costs and late delivery penalties	31,290	26,521
Sales and use tax	29,247	25,880
Income tax	28,003	24,643
Other	181,121	141,902
Accrued liabilities	$561,486	$504,430
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2024	2023
	(Amounts in thousands)
Pension and postretirement benefits	$195,436	$202,583
Deferred taxes	1,775	1,335
Legal and environmental	99,984	93,989
Uncertain tax positions and other tax liabilities	40,172	51,584
Other	33,688	39,629
Retirement obligations and other liabilities	$371,055	$389,120
"Other" includes derivative liabilities, deferred compensation liabilities, asset retirement obligations, insurance-related liabilities and other items, none of which exceed 5% of total liabilities.

12. EQUITY METHOD INVESTMENTS
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
As of December 31, 2024, we had investments in five joint ventures, one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates that were accounted for using the equity method and are immaterial for disclosure purposes.

13. DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	December 31,
	2024	2023
	(Amounts in thousands)
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $3,882 and $4,479 at December 31, 2024 and 2023, respectively	496,118	495,521
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $4,585 and $5,164 at December 31, 2024 and 2023, respectively	495,415	494,836
Term Loan Facility, interest rate of 5.80% and 6.70%, net of debt issuance costs of $993 and $274 at December 31, 2024 and 2023, respectively	489,632	219,726
Finance lease obligations and other borrowings	23,026	23,467
Debt and finance lease obligations	1,504,191	1,233,550
Less amounts due within one year	44,059	66,243
Total debt due after one year	$1,460,132	$1,167,307

Scheduled maturities of our Senior Notes and other debt, are (amounts in thousands):

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2025	$37,243	$6,559	$43,802
2026	40,388	16,468	56,856
2027	56,038	—	56,038
2028	74,822	—	74,822
2029	281,141	—	281,141
Thereafter	—	991,532	991,532
Total	$489,632	$1,014,559	$1,504,191
Senior Credit Facility
On September 13, 2021, we amended and restated our credit agreement (the "Senior Credit Agreement") under our Senior Credit Facility (the "Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Senior Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, (ii) provides for an up to $300.0 million unsecured Term Loan Facility (the "Term Loan"), (iii) extends the maturity date of the agreement to September 13, 2026, (iv) reduces commitment fees, (v) extends net leverage ratio covenant definition through the maturity of the agreement, and (vi) provides the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets.
On February 3, 2023, we amended our Senior Credit Agreement (the “Amendment”) to (i) replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lower the Material Acquisition (as defined in the Senior Credit Agreement) threshold from $250.0 million to $200.0 million and (iii) extend compliance dates for certain financial covenants.
On October 10, 2024, we entered into a Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") with Bank of America, N.A., as administrative agent, and the other lenders (together, the "Lenders") and letter of credit issuers party thereto to (i) retain from the Senior Credit Agreement the $800.0 million Revolving Credit Facility, and the right, subject to certain conditions including Lenders approval of such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) increase our Term Loan from $300.0 million to $500.0 million, and (iii) extend the maturity date to October 10, 2029. We believe this Second Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Senior Credit Agreement remained unchanged.
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2024, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2024. At December 31, 2024, the interest rate on the

Term Loan was Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.250% in the case of Base Rate loans.
As of December 31, 2024 and December 31, 2023, we had no revolving loans outstanding. We had outstanding letters of credit of $144.0 million and $127.1 million at December 31, 2024, and December 31, 2023, respectively. After consideration of the outstanding letters of credit as of December 31, 2024, the amount available for borrowings under our Revolving Credit Facility was limited to $656.0 million. As of December 31, 2023, the amount available for borrowings under our Revolving Credit Facility was $672.9 million. We have scheduled repayments of $9.4 million, on the Term Loan, due in each of the subsequent four quarters through December 31, 2025.
Financial Covenants — Our compliance with the financial covenants under the Second Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all covenants as of December 31, 2024.

14. PENSION AND POSTRETIREMENT BENEFITS
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
Our U.S. defined benefit plan assets consist of a portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom fixed income securities. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk.
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
In conjunction with the amendment of the Qualified Plan, the Organization and Compensation Committee of our Board of Directors approved certain transition benefits associated with freezing the Qualified Plan. In January 2025, a one-time cash transition benefit was paid to a limited group of employees in the United States that met certain criteria. We recorded a $5.0 million liability for the period ended December 31, 2024, which is included within accrued liabilities in our consolidated balance sheet to recognize this obligation, with corresponding expense included within COS and SG&A in our consolidated statements of income. We also issued approximately the same amount of value in the form of restricted shares to an additional group of employees in the United States in January 2025. The restricted shares are subject to three year cliff-vesting.
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2024	2023	2022
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.73%	5.41%	5.73%
Rate of increase in compensation levels	4.00	4.00	3.50
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.00%	6.00%	5.75%
Discount rate	5.41	5.73	3.00
Rate of increase in compensation levels	4.00	3.50	3.50
Weighted-average interest crediting rates	4.00%	4.00%	3.79%
At December 31, 2024 as compared with December 31, 2023, we increased our discount rate from 5.41% to 5.73% based on an analysis of publicly traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. In determining 2024 expense, the expected rate of return on U.S. plan assets is 6.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Service cost	$23,935	$21,341	$24,680
Interest cost	20,759	20,480	13,157
Expected return on plan assets	(23,235)	(23,931)	(25,345)
Settlement loss	—	15	—
Amortization of unrecognized prior service cost	194	185	175
Amortization of unrecognized net (gain) loss	—	(13)	3,461
U.S. net pension expense	$21,653	$18,077	$16,128
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2024	2023
	(Amounts in thousands)
Plan assets, at fair value	$352,517	$361,174
Benefit Obligation	(415,236)	(417,648)
Funded status	$(62,719)	$(56,474)
The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2024	2023
	(Amounts in thousands)
Current liabilities	(154)	(169)
Noncurrent liabilities	(62,565)	(56,305)
Funded status	$(62,719)	$(56,474)
The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance — January 1	$417,648	$382,959
Service cost	23,935	21,341
Interest cost	20,759	20,480
Plan amendments and settlements	—	(3,103)
Actuarial loss (gain) (1)	(6,588)	31,912
Benefits paid	(40,518)	(35,941)
Balance — December 31	$415,236	$417,648
Accumulated benefit obligations at December 31	$415,236	$417,648
_______________________________________
(1)The actuarial gain in 2024 and loss in 2023 primarily reflect the impact of changes in the discount rate. The increase in the interest crediting rate assumption also contributed to the actuarial loss in 2023.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2025	$43.1
2026	40.2
2027	38.3
2028	35.3
2029	33.5
2030-2034	150.6
The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance — January 1	$(62,602)	$(44,455)
Amortization of net (gain) loss	—	(10)
Amortization of prior service cost	148	141
Net loss arising during the year	(4,143)	(20,362)
Settlement loss and other	—	2,140
Prior service cost arising during the year	—	(56)
Balance — December 31	$(66,597)	$(62,602)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2024	2023
	(Amounts in thousands)
Unrecognized net loss	$(66,024)	$(61,904)
Unrecognized prior service cost	(573)	(698)
Accumulated other comprehensive loss, net of tax	$(66,597)	$(62,602)
The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance — January 1	$361,174	$365,044
Gain (loss) on plan assets	11,121	29,323
Company contributions	20,740	3,143
Benefits paid	(40,518)	(35,941)
Settlements	—	(395)
Balance — December 31	$352,517	$361,174
We contributed $20.7 million and $3.1 million to the U.S. defined benefit pension plans during 2024 and 2023, respectively.

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2024 and 2023 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2024	2023	2024	2023
Cash and cash equivalents	1%	1%	1%	2%
Cash and cash equivalents	1%	1%	1%	2%
Global Equity	24%	20%	24%	21%
Global Real Assets	18%	14%	19%	15%
Equity securities	42%	34%	43%	36%
Diversified Credit	18%	14%	18%	15%
Liability-Driven Investment	39%	51%	38%	47%
Fixed income	57%	65%	56%	62%
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

The plan’s financial instruments, shown below, are presented at fair value. See Note 1, "Significant Accounting Policies and Accounting Developments," for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2024				At December 31, 2023
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$3,497	$3,497	$—	$—	$5,798	$5,798	$—	$—
Commingled Funds:
Equity securities
Global Equity(a)	85,158	—	85,158	—	76,217	—	76,217	—
Global Real Assets(b)	68,263	—	68,263	—	54,025	—	54,025	—
Fixed income securities
Diversified Credit(c)	63,873	—	63,873	—	54,756	—	54,756	—
Liability-Driven Investment(d)	131,726	—	131,726	—	170,378	—	170,378	—
	$352,517	$3,497	$349,020	$—	$361,174	$5,798	$355,376	$—
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
Non-U.S. Defined Benefit Plans
We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Japan, Mexico, Saudi Arabia, Qatar, UAE, The Netherlands, Switzerland and the United Kingdom. The assets of the plans in the United Kingdom (two plans), The Netherlands and Canada represent 87% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.
The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2024	2023	2022
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.71%	4.22%	4.46%
Rate of increase in compensation levels	3.51	3.24	3.61
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	4.65%	3.97%	2.43%
Discount rate	4.22	4.46	1.71
Rate of increase in compensation levels	3.24	3.62	3.18
Weighted-average interest crediting rates	2.06%	2.29%	1.49%

At December 31, 2024, as compared with December 31, 2023, we increased our average discount rate for non-U.S. plans from 4.22% to 4.71% based on analysis of bonds and other publicly traded instruments, by country, which had higher yields due to market conditions. To determine 2024 pension expense, our average expected rate of return on plan assets increased to 4.65% based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Service cost	$6,381	$4,611	$5,984
Interest cost	12,401	11,897	6,506
Expected return on plan assets	(7,740)	(6,659)	(5,883)
Amortization of unrecognized net loss	2,561	1,270	2,729
Amortization of unrecognized prior service cost	296	300	293
Settlement (gain) loss and other	(63)	(23)	(75)
Non-U.S. net pension expense	$13,836	$11,396	$9,554
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2024	2023
	(Amounts in thousands)
Plan assets, at fair value	$167,508	$179,450
Benefit Obligation	(285,498)	(297,600)
Funded status - Underfunded	$(117,990)	$(118,150)
The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2024	2023
	(Amounts in thousands)
Noncurrent assets	$12,211	$9,563
Current liabilities	(9,282)	(7,682)
Noncurrent liabilities	(120,919)	(120,031)
Funded status	$(117,990)	$(118,150)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance — January 1	$297,600	$268,364
Service cost	6,381	4,611
Interest cost	12,401	11,897
Employee contributions	80	80
Settlements and other(3)	13,051	(982)
Actuarial losses (gains)(1)	(13,012)	17,082
Net benefits and expenses paid	(17,393)	(15,181)
Currency translation impact(2)	(13,610)	11,729
Balance — December 31	$285,498	$297,600
Accumulated benefit obligations at December 31	$264,367	$279,760
_______________________________________
(1)Actuarial losses (gains) primarily reflects the impact of changes in the discount rates for all plans.
(2)In 2024, the currency translation gain reflects the strengthening of the U.S. dollar against the Euro and the British pound, while in 2023, the currency translation loss reflects the weakening of the U.S. dollar against the Euro and the British pound.
(3)Includes $13.6 million for Middle East Pension Plans and $0.6 million for settlements.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2025	$29.2
2026	18.3
2027	18.1
2028	19.8
2029	20.1
2030-2034	102.7

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance — January 1	$(59,968)	$(42,421)
Amortization of net loss	2,662	1,631
Net (losses) gains arising during the year	5,107	(16,039)
Settlement (gains) losses	(61)	(23)
Prior service gain (cost) arising during the year	—	10
Currency translation impact and other	1,935	(3,126)
Balance — December 31	$(50,325)	$(59,968)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2024	2023
	(Amounts in thousands)
Unrecognized net loss	$(47,404)	$(56,698)
Unrecognized prior service cost	(2,921)	(3,270)
Accumulated other comprehensive loss, net of tax	$(50,325)	$(59,968)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance — January 1	$179,450	$172,276
Return (Loss) on plan assets	1,372	4,444
Employee contributions	80	80
Company contributions	10,733	10,221
Settlements	(581)	(967)
Currency translation impact	(6,153)	8,577
Net benefits and expenses paid	(17,393)	(15,181)
Balance — December 31	$167,508	$179,450
In 2024, the U.K. and The Netherlands plans contributed to the decrease in plan assets. The U.K. and The Netherlands pension plans contributed to the change in the non-U.S. plan assets due to higher asset returns in 2023. Our contributions to non-U.S. defined benefit pension plans in 2025 are expected to be approximately $2 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2024 and 2023 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2024	2023	2024	2023
Cash and cash equivalents	1%	—%	1%	—%
Cash and cash equivalents	1%	—%	1%	—%
U.K. Government Gilt Index	32%	39%	32%	39%
Liability-Driven Investment	15%	12%	15%	12%
Fixed income	47%	51%	47%	51%
Multi-asset	21%	19%	21%	19%
Buy-in Contracts	18%	18%	18%	18%
Other	13%	12%	13%	12%
Other types	52%	49%	52%	49%
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
Asset allocation differs by plan based upon the plan’s benefit obligation to participants, as well as the results of asset and liability studies that are conducted for each plan and in consideration of our future cash flow needs. Professional money management firms manage plan assets and we engage a consultant in the United Kingdom to assist in evaluation of these activities. The assets of the U.K. plans are overseen by a group of Trustees who review the investment strategy, asset allocation and fund selection. These assets are passively managed as they are invested in index funds that attempt to match the performance of the specified benchmark index.
The fair values of the non-U.S. assets were:

	At December 31, 2024				At December 31, 2023
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$2,454	$2,454	$—	—	$706	$706	$—	$—
Commingled Funds:
Fixed income securities
U.K. Government Gilt Index(a)	54,208	—	54,208	—	69,566	—	69,566	—
Liability-Driven Investment(b)	23,778	—	23,778	—	21,873	—	21,873	—
Other Types of Investments:
Multi-asset(c)	35,346	—	35,346	—	34,693	—	34,693	—
Buy-in Contracts(d)	30,647	—	—	30,647	31,692	—	—	31,692
Other(e)	21,075	—	—	21,075	20,920	—	—	20,920
	$167,508	$2,454	$113,332	$51,722	$179,450	$706	$126,132	$52,612
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
(d)The Buy-in Contracts ("Contract" or "Contracts") represent assets held by plans, whereby the cost of providing benefits to plan participants is funded by the Contract. The Contracts are held by the plans for the benefit of plan participants in the Netherlands and United Kingdom. The fair value of these assets are based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation. The fair value of assets held in the Netherlands Contract as of January 1, 2024 was $16.9 million, with benefit payments of $1.0 million, contributions and return on assets of $0.3 million and negative currency adjustments of $1.0 million resulting in a fair value of $15.2 million at December 31, 2024. Similarly, the fair value of asset held in the U.K. plan Contract as of January 1, 2024 was $14.8 million, with benefit payments of $1.0 million, return on assets of $1.9 million and negative currency adjustments of $0.3 million resulting in a fair value of $15.4 million at December 31, 2024. There were no material transfers into or out of Level III.
(e)Includes assets held by plans outside the United Kingdom, the Netherlands and Canada. Details of each plan have not been provided due to immateriality. The fair value of the assets as of January 1, 2024 was $20.9 million, with contributions of $10.5 million, payments of $9.2 million, settlements and return on assets of $1.1 million and negative currency adjustments of $2.2 million resulting in a fair value of $21.1 million at December 31, 2024. There were no material transfers into or our of Level III.
Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2024	2023
	(Amounts in thousands)
Benefit Obligation	$575,538	$590,015
Accumulated benefit obligation	559,725	577,942
Fair value of plan assets	384,006	407,307
Postretirement Medical Plans
We sponsor several defined benefit postretirement medical plans covering certain current retirees and a limited number of future retirees in the United States. These plans provide for medical and dental benefits and are administered through insurance companies and health maintenance organizations. The plans include participant contributions, deductibles, co-insurance provisions and other limitations and are integrated with Medicare and other group plans. We fund the plans as benefits and health maintenance organization premiums are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. Benefits under our postretirement medical plans are not available to new employees or most existing employees.
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2024	2023	2022
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	5.78%	5.57%	5.83%
Weighted average assumptions used to determine net expense:
Discount rate	5.57%	5.83%	2.83%
The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.00% for 2024, 7.00% for 2023 and 7.25% for 2022, with a gradual decrease to 5.00% for 2032 and future years.

Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Interest cost	$678	$761	$464
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net loss (gain)	69	53	192
Net postretirement benefit expense	$869	$936	$778
The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2024	2023
	(Amounts in thousands)
Postretirement Benefit Obligation	$11,761	$12,417
Funded status	$(11,761)	$(12,417)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2024	2023
	(Amounts in thousands)
Current liabilities	$(1,985)	$(2,037)
Noncurrent liabilities	(9,776)	(10,380)
Funded status	$(11,761)	$(12,417)
The following is a reconciliation of the postretirement Benefit Obligation:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance — January 1	$12,417	$13,353
Interest cost	678	761
Employee contributions	303	379
Medicare subsidies receivable	55	60
Actuarial gain	(239)	(49)
Net benefits and expenses paid	(1,453)	(2,087)
Balance — December 31	$11,761	$12,417
The following presents expected benefit payments for future periods (amounts in millions):

Expected Payments
2025	$2.0
2026	1.8
2027	1.6
2028	1.5
2029	1.3
2030-2034	4.5

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2024	2023
	(Amounts in thousands)
Balance — January 1	$(325)	$(496)
Amortization of net loss	52	41
Amortization of prior service cost	94	93
Net gain arising during the year	183	37
Balance — December 31	$4	$(325)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2024	2023
	(Amounts in thousands)
Unrecognized net gain	$(259)	$130
Unrecognized prior service cost	263	(455)
Accumulated other comprehensive income, net of tax	$4	$(325)
We made contributions to the postretirement medical plans to pay benefits of $1.1 million in 2024, $1.6 million in 2023 and $2.4 million in 2022. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including discretionary matching contributions. Defined contribution plan expense was $29.8 million in 2024, $23.6 million in 2023 and $21.9 million in 2022.

15. EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$282,759	$186,743	$188,689
Dividends on restricted shares not expected to vest	—	—	—
Earnings attributable to common and participating shareholders	$282,759	$186,743	$188,689
Weighted average shares:
Common stock	131,450	131,074	130,591
Participating securities	38	43	39
Denominator for basic earnings per common share	131,488	131,117	130,630
Effect of potentially dilutive securities	868	814	685
Denominator for diluted earnings per common share	132,356	131,931	131,315
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.15	$1.42	$1.44
Diluted	2.14	1.42	1.44
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.
For the years ended December 31, 2024, 2023 and 2022, unvested restricted shares of 12,840, 118,781 and 118,334, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

16. LEGAL MATTERS AND CONTINGENCIES
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	2024	2023	2022
Beginning claims, January 1,(1)	8,236	8,139	8,712
New claims	2,761	2,470	2,454
Resolved claims	(3,027)	(2,545)	(2,204)
Other(2)	157	172	(823)
Ending claims, December 31,(1)	8,127	8,236	8,139
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

The following table presents the changes in the estimated asbestos liability as of December 31, 2024, 2023 and 2022:

(Amounts in thousands)	2024	2023	2022
Beginning balance, January 1,	$102,903	$98,652	$94,423
Asbestos liability adjustments, net	23,740	22,237	14,782
Cash payment activity	(10,618)	(12,589)	(5,733)
Other, net	(5,693)	(5,397)	(4,820)
Ending balance, December 31,	$110,332	$102,903	$98,652

The Company incurred expenses (net of insurance) of approximately $22.7 million, $22.1 million and $14.8 million during the periods ended December 31, 2024, 2023 and 2022, respectively, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in the consolidated statements of income.
The Company had cash inflows/(outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(7.9) million, $(18.4) million and $4.2 million during the periods ended December 31, 2024, 2023 and 2022, respectively.
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

17. WARRANTY RESERVE
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Balance — January 1	$26,698	$22,047	$23,893
Accruals for warranty expense, net of adjustments	26,271	26,528	17,342
Settlements made	(21,439)	(21,877)	(19,188)
Balance — December 31	$31,530	$26,698	$22,047

18. SHAREHOLDERS’ EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared at its discretion.

Dividends declared per share were as follows:

	Year Ended December 31,
	2024	2023	2022
Dividends declared per share	$0.84	$0.80	$0.80
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
We repurchased 423,785 shares of our outstanding common stock for $20.1 million during the year ended December 31, 2024, compared to no repurchases of shares during the years ended December 31, 2023 and 2022. As of December 31, 2024, we had $279.9 million of remaining capacity under our current share repurchase program.

19. INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Current:
U.S. federal	$36,330	$24,766	$45,130
Foreign	56,991	51,431	40,876
State and local	5,055	5,018	6,177
Total current provision (benefit)	98,376	81,215	92,183
Deferred:
U.S. federal	(12,648)	3,665	(88,498)
Foreign	381	(62,944)	(42,756)
State and local	(1,180)	(3,374)	(4,568)
Total deferred provision (benefit)	(13,447)	(62,653)	(135,822)
Total provision (benefit)	$84,929	$18,562	$(43,639)
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in millions)
Statutory federal income tax at 21%	$81.1	$47.0	$32.4
Base Erosion and Anti-abuse Tax	—	—	(7.6)
Foreign impact, net	63.5	10.4	(22.3)
Change in valuation allowances	(58.3)	(34.5)	(50.5)
Research and development credit	(4.7)	(2.9)	(1.0)
U.S. federal tax return to accrual adjustments, not separately disclosed in other categories	(0.9)	(4.8)	1.8
Other, net	4.2	3.4	3.6
Total	84.9	18.6	(43.6)
Effective tax rate	22.0%	8.3%	(28.3)%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which provided the base-erosion and anti-abuse tax (“BEAT”) provision which effectively creates a new minimum tax on certain deductible payments to foreign affiliates. For the years ended December 31, 2024 and 2023, we are not subject to BEAT tax, and the previously recorded 2021 BEAT tax was reversed in 2022 following finalization of the 2021 U.S. federal income tax return.

For the year ended December 31, 2024, the change in net foreign impact is driven mainly by the expiration of 2019 Hungarian net operating loss that is fully offset in the change in valuation allowance by $54.2 million (see discussion below).
For the year ended December 31, 2023, the change in valuation allowances is driven mainly by the release of the valuation allowance against our deferred tax assets by $18.9 million in Brazil, $14.6 million in France. The Company determined that the net deferred tax assets in Brazil and France are realizable based on recent history of profitability and future income projections.
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
For the years ended December 31, 2024, 2023 and 2022 we have asserted indefinite reinvestment on certain earnings of our foreign subsidiaries. As of December 31, 2024, we have not recorded approximately $35.7 million of deferred tax liabilities associated with remaining unremitted earnings considered indefinitely reinvested, specifically related to foreign withholding taxes that would be due upon repatriation of the designated earnings to the U.S. While the company has estimated the foreign withholding tax impact related to distributing earnings currently deemed permanently reinvested, the calculation of the potential U.S. tax consequences associated with the distribution of earnings currently deemed permanently reinvested is impracticable.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2024	2023
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$34,778	$34,526
Net operating loss carryforwards	105,174	186,337
Compensation accruals	37,785	41,688
Inventories	29,764	33,168
Credit and capital loss carryforwards	166,999	185,162
Warranty and accrued liabilities	53,466	47,614
Capitalized research and experimental expenditures	67,206	60,542
Other	81,600	89,510
Total deferred tax assets	576,772	678,547
Valuation allowances	(250,841)	(347,673)
Net deferred tax assets	$325,931	$330,874
Deferred tax liabilities related to:
Goodwill and intangibles	$(81,241)	$(81,245)
Foreign undistributed earnings	(7,179)	(10,477)
Operating lease right-of-use-assets	(16,967)	(20,198)
Other	(581)	(1,930)
Total deferred tax liabilities	(105,968)	(113,850)
Deferred tax asset (liabilities), net	$219,963	$217,024

We had $747.1 million of U.S. and foreign net operating loss carryforwards at December 31, 2024. Of this total, $9.9 million are state net operating losses. State net operating losses generated in the United States, if unused, will expire in 2027. $214.0 million of our foreign net operating losses carry forward without expiration. The majority of our Hungarian net operating loss of $430.2 million that has a full valuation allowance (see discussion below), if unused, will expire in 2025 and 2028. The remaining foreign net operating losses of $93.0 million that do not carry forward without expiration, if unused, will expire between 2025-2044. Additionally, we had $67.4 million of foreign tax credit carryforwards at December 31, 2024, that have a valuation allowance on the foreign branch category income (see discussion below), if unused, will expire between 2028-2034.

The following schedule presents the changes in deferred tax asset valuation allowance as follows:

(Amounts in thousands)	Balance at beginning of year	Additions charged to cost and expenses	Additions charged to other accounts - currency effects and other, net	Deductions from reserve	Balance at end of year
Year Ended December 31, 2024
Deferred tax asset valuation allowance(1):	$347,672	$6,964	$(37,286)	$(66,509)	$250,841
Year Ended December 31, 2023
Deferred tax asset valuation allowance(1):	356,557	19,684	25,367	(53,936)	347,672
Year Ended December 31, 2022
Deferred tax asset valuation allowance(1):	415,962	36,822	(11,775)	(84,452)	356,557
______________________________
(1)Deductions from reserve result from the release of valuation allowances on deferred tax assets, expiration or utilization of net operating losses and foreign tax credits previously reserved. Additions to reserve result from the establishment of valuation allowances on deferred tax assets, generation of net operating losses and foreign tax credits.
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign jurisdictions as of December 31, 2024. As of each reporting date, management considers new evidence, both positive and negative that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
Our valuation allowances primarily relate to the deferred tax assets established for U.S. foreign tax credit carryforwards on foreign branch category income of $54.1 million, Hungarian net operating loss carryforward of $38.7 million, a foreign capital loss carryforward of $93.3 million, and other foreign deferred tax assets of $64.7 million. The Hungarian net operating loss carryforward was a result of a local statutory impairment of investments in subsidiaries in 2021. It is more likely than not that the loss will not be utilized within its five year carryforward period and, therefore, has a full valuation allowance. The foreign capital loss carryforward was the result of a reorganization of certain foreign subsidiaries in 2019. Due to its capital nature, it is more likely than not that the loss will not be utilized within its ten year carryforward period and, therefore, has a full valuation allowance.

Earnings before income taxes comprised:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
U.S.	$109,794	$212,631	$63,508
Foreign	276,361	11,119	90,868
Total	$386,155	$223,750	$154,376
A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2024	2023	2022
Balance — January 1	$46.2	$50.2	$49.9
Gross amount of increase (decrease) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	0.1	(9.1)	5.4
During the current period	7.2	7.4	5.8
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	—	(2.8)	(5.5)
Lapse of the applicable statute of limitations	(1.9)	(1.4)	(4.1)
Increase (decrease) in unrecognized tax benefits relating to foreign currency translation adjustments	(5.5)	1.9	(1.3)
Balance — December 31	$46.1	$46.2	$50.2
The amount of gross unrecognized tax benefits at December 31, 2024, was $71.3 million, which includes $25.2 million of accrued interest and penalties. Of this amount $54.3 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2017, state and local income tax audits for years through 2018 or non-U.S. income tax audits for years through 2017. We are currently under examination for various years in Austria, Canada, China, Germany, India, Indonesia, Italy, Kenya, Madagascar, Malaysia, Mexico, Morocco, the Philippines, Qatar, Saudi Arabia, Singapore, Switzerland, the United States and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense up to approximately $4 million within the next 12 months.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of December 31, 2024, the company is not expecting material impacts under currently enacted legislation.

20. BUSINESS SEGMENT INFORMATION
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
We conduct our operations through two business segments based on type of product and how we manage the business:
•FPD for highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD for engineered-to-order and configured-to-order isolation values, control valves, valve automation products and related equipment.
Our corporate headquarters does not constitute a separate division or business segment. Amounts classified as "Eliminations and All Other" include corporate headquarters costs and other minor entities that do not constitute separate segments. Inter segment sales and transfers are recorded at cost plus a profit margin, with the sales and related margin on such sales eliminated in consolidation.
Flowserve's chief operating decision maker ("CODM") is the chief executive officer.
The CODM uses segment operating income or loss for both the FPD and FCD segments in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments.

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2024, 2023 and 2022 reconciled to the amounts reported in the consolidated financial statements.

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2024:
Sales to external customers	$3,154,151	$1,403,655	$4,557,806	$—	$4,557,806
Intersegment sales	4,416	5,641	10,057	(10,057)	—
Cost of sales	(2,141,520)	(985,323)	(3,126,843)
SG&A	(556,225)	(252,675)	(808,900)
Other segment items (1)	19,394	(13,033)	6,361
Segment operating income (loss)	480,216	158,265	638,481
Depreciation and amortization	45,726	21,503	67,229	18,369	85,598
Identifiable assets	3,042,859	1,739,425	4,782,284	718,537	5,500,821
Capital expenditures	51,315	20,095	71,410	9,609	81,019

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2023:
Sales to external customers	$3,060,993	$1,259,584	$4,320,577	$—	$4,320,577
Intersegment sales	3,487	6,448	9,935	(9,935)	—
Cost of sales	(2,157,705)	(893,224)	(3,050,929)
SG&A	(575,792)	(224,774)	(800,566)
Other segment items (2)	17,884	—	17,884
Segment operating income (loss)	348,867	148,034	496,901
Depreciation and amortization	47,628	17,249	64,877	18,870	83,747
Identifiable assets	3,191,726	1,333,973	4,525,699	583,020	5,108,719
Capital expenditures	41,613	15,953	57,566	9,793	67,359

			Subtotal—Reportable Segments	Eliminations and All Other	Consolidated Total
	FPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2022:
Sales to external customers	$2,518,000	$1,097,120	$3,615,120	$—	$3,615,120
Intersegment sales	4,508	3,489	7,997	(7,997)	—
Cost of sales	(1,794,425)	(795,095)	(2,589,520)
SG&A	(538,523)	(192,097)	(730,620)
Other segment items (2)	18,397	—	18,397
Segment operating income (loss)	207,957	113,417	321,374
Depreciation and amortization	49,654	18,931	68,585	22,368	90,953
Identifiable assets	3,110,733	1,269,690	4,380,423	410,211	4,790,634
Capital expenditures	34,295	17,178	51,473	24,814	76,287

______________________________
(1) Other segment items comprises Net Earnings from Affiliates as well as the Loss on sale of business of $13 million recorded in the FCD segment in the second quarter of 2024 related to disposal of the NAF AB control valves business.
(2) Other segment items comprises Net Earnings from Affiliates.
The following are reconciliations from total segment operating income to earnings before income tax reported in the consolidated income statement.

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Total segment operating income (loss)	$638,481	$496,901	$321,374
Intersegment sales	(10,057)	(9,935)	(7,997)
Eliminations and all other cost of sales	3,282	7,180	(31,305)
Eliminations and all other SG&A	(169,137)	(160,603)	(84,926)
Interest expense	(69,301)	(66,924)	(46,247)
Interest income	5,371	6,991	3,963
Net earnings (loss) from affiliates	(290)	10	73
Other income (expense), net	(12,194)	(49,870)	(559)
Earnings before income taxes	386,155	223,750	154,376
Geographic Information — We attribute sales to different geographic areas based on our facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes, goodwill and intangible assets. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2024
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,823,595	40.0%	$421,797	46.9%
EMA(1)	1,583,302	34.7%	278,197	30.9%
Asia(2)	676,989	14.9%	151,727	16.9%
Other(3)	473,920	10.4%	47,962	5.3%
Consolidated total	$4,557,806	100.0%	$899,683	100.0%

	Year Ended December 31, 2023
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,821,751	42.2%	$394,395	44.7%
EMA(1)	1,503,776	34.8%	289,061	32.8%
Asia(2)	584,759	13.5%	140,596	15.9%
Other(3)	410,291	9.5%	58,059	6.6%
Consolidated total	$4,320,577	100.0%	$882,111	100.0%

	Year Ended December 31, 2022
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,536,961	42.5%	$412,896	46.6%
EMA(1)	1,210,436	33.5%	274,511	30.9%
Asia(2)	524,952	14.5%	144,206	16.2%
Other(3)	342,771	9.5%	56,132	6.3%
Consolidated total	$3,615,120	100.0%	$887,745	100.0%
___________________________________
(1)"EMA" includes Europe, the Middle East and Africa. The United Kingdom accounted for approximately 10% for 2024, 11% for 2023 and 10% for 2022, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.
(2)"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.
(3)"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the United States, represented approximately 64% of total sales in 2024 and 62% of total sales in both 2023 and 2022.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of related tax effects:

	2024
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total(1)
Balance - January 1	$(523,873)	$(121,882)	$(813)	$(646,568)
Other comprehensive income (loss) before reclassifications (3)	(111,790)	5,728	—	(106,062)
Amounts reclassified from AOCL	3,566	256	66	3,888
Net current-period other comprehensive income (loss) (3)	(108,224)	5,984	66	(102,174)
Balance - December 31	$(632,097)	$(115,898)	$(747)	$(748,742)

	2023
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total(1)
Balance - January 1	$(554,683)	$(86,356)	$(933)	$(641,972)
Other comprehensive income (loss) before reclassifications (3)	30,810	(37,218)	—	(6,408)
Amounts reclassified from AOCL	—	1,692	120	1,812
Net current-period other comprehensive income (loss) (3)	30,810	(35,526)	120	(4,596)
Balance - December 31	$(523,873)	$(121,882)	$(813)	$(646,568)

	2022
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total(1)
Balance - January 1	$(456,025)	$(101,665)	$(1,336)	$(559,026)
Other comprehensive income (loss) before reclassifications (3)	(98,658)	16,684	314	(81,660)
Amounts reclassified from AOCL	—	(1,375)	89	(1,286)
Net current-period other comprehensive income (loss) (3)	(98,658)	15,309	403	(82,946)
Balance - December 31	$(554,683)	$(86,356)	$(933)	$(641,972)
_______________________________________
(1)Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.3) million, $(7.0) million, $5.8 million and $4.6 million for December 31, 2024, 2023, 2022 and 2021, respectively. Also includes the cumulative impacts from the changes in fair value of our cross-currency swaps, which were $49.0 million for December 31, 2022.
(2)Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3)Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

(Amounts in thousands)	Affected line item in the statement of income	2024(1)	2023(1)	2022(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(68)	$(1,310)	$(6,382)
Prior service costs(2)	Other income (expense), net	(316)	(608)	(591)
Settlements and other(2)	Other income (expense), net	—	8	(75)
	Tax benefit (expense)	128	218	8,423
	Net of tax	$(256)	$(1,692)	$1,375

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(123)	$(120)	$(117)
	Tax benefit (expense)	57	—	28
	Net of tax	$(66)	$(120)	$(89)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 14, "Pension and Postretirements Benefits," for additional details.

22. REALIGNMENT PROGRAMS
In the second quarter of 2020, we identified and initiated certain realignment activities to right-size our organizational operations based on the current business environment, with the overall objective to reduce our workforce costs, including manufacturing optimization through the consolidation of certain facilities, referred to as the "2020 Realignment Program." As of December 31, 2022, the 2020 Realignment Program was substantially complete.

In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model is designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. During 2023, we also initiated certain product and portfolio optimization activities. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and 2024.
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio and is referred to as the "CORE Realignment Program." Together with the 2023 Realignment Programs, all realignment activities initiated in 2023 and 2024 are referred to as the "2023 and CORE Realignment Programs." The realignment activities consist of restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities and facility closures and include related severance costs. Non-restructuring charges are primarily employee severance associated with workforce reductions and professional service fees. Expenses are primarily reported in COS or SG&A, as applicable, in our consolidated statements of income. We currently anticipate a total investment in realignment activities that have been evaluated and initiated of approximately $134 million of which $45 million is estimated to be non-cash. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment.
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our 2023 and CORE Realignment Programs:

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$24,113	$(1,364)	$22,749	$—	$22,749
SG&A	1,306	2,599	3,905	(28)	3,877
Loss on sale of business(1)	—	12,981	12,981	—	12,981
	$25,419	$14,216	$39,635	$(28)	$39,607
Non-Restructuring Charges
COS	$6,614	$2,440	$9,054	$(228)	$8,826
SG&A	(228)	497	269	794	1,063
	$6,386	$2,937	$9,323	$566	$9,889

Total Realignment Charges
COS	$30,727	$1,076	$31,803	$(228)	$31,575
SG&A	1,078	3,096	4,174	766	4,940
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$31,805	$17,153	$48,958	$538	$49,496
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$2,962	$6,405	$9,367	$66	$9,433
SG&A	50	9,777	9,827	—	9,827
	$3,012	$16,182	$19,194	$66	$19,260
Non-Restructuring Charges
COS	$7,835	$4,171	$12,006	$(427)	$11,579
SG&A	14,483	1,616	16,099	19,099	35,198
	$22,318	$5,787	$28,105	$18,672	$46,777

Total Realignment Charges
COS	$10,797	$10,576	$21,373	$(361)	$21,012
SG&A	14,533	11,393	25,926	19,099	45,025
Total	$25,330	$21,969	$47,299	$18,738	$66,037
The following is a summary of total charges, net of adjustments, incurred related to our 2020 Realignment Program:

	December 31, 2022
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$768	$93	$861	$—	$861
SG&A	—	(4)	(4)	—	(4)
	$768	$89	$857	$—	$857
Non-Restructuring Charges
COS	$(530)	$86	$(444)	$(61)	$(505)
SG&A	148	(391)	(243)	(274)	(517)
	$(382)	$(305)	$(687)	$(335)	$(1,022)

Total Realignment Charges
COS	$238	$179	$417	$(61)	$356
SG&A	148	(395)	(247)	(274)	(521)
Total	$386	$(216)	$170	$(335)	$(165)

The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$27,076	$5,041	$32,117	66	$32,183
SG&A	1,355	12,376	$13,731	(28)	13,703
Loss on sale of business(1)	—	12,981	$12,981	—	12,981
	$28,431	$30,398	$58,829	$38	$58,867
Non-Restructuring Charges
COS	$11,506	$6,612	$18,118	$(655)	$17,463
SG&A	14,256	2,112	16,368	19,893	36,261
	$25,762	$8,724	$34,486	$19,238	$53,724

Total Realignment Charges
COS	$38,582	$11,653	$50,235	$(589)	$49,646
SG&A	15,611	14,488	30,099	19,865	49,964
Loss on sale of business(1)	—	12,981	12,981	—	12,981
Total	$54,193	$39,122	$93,315	$19,276	$112,591
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.
The following is a summary of total inception to date charges, net of adjustments, related to the CORE Realignment Program:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$—	$—	$—	$—	$—
SG&A	—	—	—	—	—
	$—	$—	$—	$—	$—
Non-Restructuring Charges
COS	$2,942	$—	$2,942	$—	$2,942
SG&A	—	—	—	—	—
	$2,942	$—	$2,942	$—	$2,942

Total Realignment Charges
COS	$2,942	$—	$2,942	$—	$2,942
SG&A	—	—	—	—	—
Total	$2,942	$—	$2,942	$—	$2,942

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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2023 Realignment Programs:

	December 31, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$7,078	$—	$12,861	$2,809	$22,748
SG&A	158	—	3,750	(30)	3,878
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$7,236	$—	$16,611	$15,760	$39,607
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.

	December 31, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$7,085	$301	$794	$1,253	$9,433
SG&A	950	—	8,871	6	9,827
Total	$8,035	$301	$9,665	$1,259	$19,260

The following is a summary of restructuring charges, net of adjustments, for our restructuring activities related to our 2020 Realignment Program:

	December 31, 2022
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$122	$327	$273	$139	$861
SG&A	(4)	—	—	—	(4)
Total	$118	$327	$273	$139	$857

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$14,164	$301	$13,655	$4,063	$32,183
SG&A	1,106	—	12,621	(24)	13,703
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$15,270	$301	$26,276	$17,020	$58,867
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.
There are no restructuring charges related to our CORE Realignment Program.

The following represents the activity, primarily severance charges from reductions in workforce, related to the restructuring reserve for the 2023 Realignment Programs for the years ended December 31, 2024 and 2023:

(Amounts in thousands)	2024	2023
Balance at January 1,	$8,184	$965
Charges	10,129	9,594
Cash expenditures	(8,050)	(2,110)
Other non-cash adjustments, including currency	(1,963)	(265)
Balance at December 31,	$8,300	$8,184

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, as required by Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
In accordance with SEC staff interpretative guidance for newly acquired businesses, companies are allowed to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Consistent with this guidance, MOGAS has been excluded from management’s assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company on October 15, 2024. MOGAS’s total assets (excluding acquired goodwill and intangible assets) and sales represented approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2024, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Other
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

    Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, no such plans or other arrangements were adopted, terminated or modified.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” "Insider Trading Policy," “Delinquent Section 16(a) Reports,” to the extent applicable, and “Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2025 annual meeting of shareholders.
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

ITEM 11.EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote to Approve Executive Compensation,” “Delinquent Section 16(a) Reports,” to the extent applicable, “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2025 annual meeting of shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2025 annual meeting of shareholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Board Committees” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2025 annual meeting of shareholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2025 annual meeting of shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2024 and 2023:
For each of the three years in the period ended December 31, 2024:
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

3.2
Flowserve Corporation By-Laws, as amended and restated effective February 7, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on February 11, 2025).

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
10.1
Second Amended and Restated Credit Agreement, dated as of October 10, 2024, among Flowserve Corporation, Bank of America, N.A., as swing line lender, a letter of credit issuer and administrative agent, and the other lenders and letter of credit issuers referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated October 10, 2024).

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

Exhibit No.	Description
10.9
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.10+	First Amendment to the Flowserve Corporation Senior Management Retirement Plan dated December 16, 2024.*
10.11
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2018).*

10.12
Amendment No. 1 to the Flowserve Corporation Supplemental Executive Retirement Plan dated August 29, 2023 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.13
Amendment No. 2 to the Flowserve Corporation Supplemental Executive Retirement Plan dated December 15, 2023 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.14+	Amendment No. 3 to the Flowserve Corporation Supplemental Executive Retirement Plan dated December 16, 2024.*
10.15
Flowserve Corporation Supplemental Retirement Savings Plan effective as of January 1, 2024 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.16+	First Amendment to the Flowserve Corporation Supplemental Retirement Savings Plan dated December 16, 2024.*
10.17	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.18	Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 11, 2019).*
10.19
Amendment to Flowserve Corporation 2020 Long-Term Incentive Plan, dated December 8, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.20
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

10.21
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.22
Flowserve Corporation Change In Control Severance Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2018).*

10.23
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

10.25
Form of 2023 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Annual Award) (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.26	Form of 2022 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*

Exhibit No.	Description
10.27
Form of 2023 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.28	Form of 2022 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*
10.29	Amendment to Performance Restricted Stock Unit Agreements under the Flowserve Corporation 2020 Long-Term Incentive Plan by and between Flowserve Corporation and R. Scott Rowe dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2022).*
10.30	Flowserve Corporation’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on May 16, 2024).*
10.31
Form of 2024 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2024).*

10.32
Form of 2024 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2024).*

14.1	Flowserve Corporation Employee Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of August 15, 2019).
19.1+	Flowserve Corporation Insider Trading Policy.
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Flowserve Corporation Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
_______________________________________

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David E. Roberts	Non-Executive Chairman of the Board	February 26, 2025
David E. Roberts

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
R. Scott Rowe

/s/ Amy B. Schwetz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Amy B. Schwetz

/s/ Scott K. Vopni	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Scott K. Vopni

/s/ Sujeet Chand	Director	February 26, 2025
Sujeet Chand

/s/ Ruby R. Chandy	Director	February 26, 2025
Ruby R. Chandy

/s/ Gayla J. Delly	Director	February 26, 2025
Gayla J. Delly

/s/ John L. Garrison	Director	February 26, 2025
John L. Garrison

/s/ Cheryl H. Johnson	Director	February 26, 2025
Cheryl H. Johnson

/s/ Michael C. McMurray	Director	February 26, 2025
Michael C. McMurray

/s/ Thomas B. Okray	Director	February 26, 2025
Thomas B. Okray

/s/ Kenneth I. Siegel	Director	February 26, 2025
Kenneth I. Siegel