Form 10-Q
period 2025-03-31
FLOWSERVE CORP
filed 2025-04-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York			31-0267900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5215 N. O’Connor Boulevard, Suite 700,	Irving,	Texas	75039
(Address of principal executive offices)			(Zip Code)

	(972)	443-6500
(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol		Name of Each Exchange on Which Registered
Common Stock, $1.25 Par Value	FLS		New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2025 there were 130,728,620 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q
i

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Sales	$1,144,543	$1,087,479
Cost of sales	(775,209)	(748,511)
Gross profit	369,334	338,968
Selling, general and administrative expense	(243,177)	(228,418)
Net earnings from affiliates	5,732	2,529
Operating income	131,889	113,079
Interest expense	(19,175)	(15,317)
Interest income	1,745	1,169
Other income (expense), net	(17,259)	(874)
Earnings (loss) before income taxes	97,200	98,057
(Provision for) benefit from income taxes	(17,743)	(20,142)
Net earnings (loss), including noncontrolling interests	79,457	77,915
Less: Net earnings attributable to noncontrolling interests	(5,552)	(3,695)
Net earnings (loss) attributable to Flowserve Corporation	$73,905	$74,220
Net earnings (loss) per share attributable to Flowserve Corporation common shareholders:
Basic	$0.56	$0.56
Diluted	0.56	0.56

Weighted average shares – basic	131,566	131,510
Weighted average shares – diluted	132,670	132,368

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2025	2024
Net earnings, including noncontrolling interests	$79,457	$77,915
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $(1,907) and $828, respectively	47,571	(28,244)
Pension and other postretirement effects, net of taxes of $(387) and $76, respectively	334	1,376
Cash flow hedging activity, net of taxes of $(7) and $(35), respectively	24	(5)
Other comprehensive income (loss)	47,929	(26,873)
Comprehensive income, including noncontrolling interests	127,386	51,042
Comprehensive (income) loss attributable to noncontrolling interests	(5,585)	(3,482)
Comprehensive income attributable to Flowserve Corporation	$121,801	$47,560

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$540,804	$675,441
Accounts receivable, net of allowance for expected credit losses of $85,444 and $79,059, respectively	1,043,707	976,739
Contract assets, net of allowance for expected credit losses of $3,997 and $3,404, respectively	312,154	298,906
Inventories	841,546	837,254
Prepaid expenses and other	126,696	116,157
Total current assets	2,864,907	2,904,497
Property, plant and equipment, net of accumulated depreciation of $1,173,858 and $1,142,667, respectively	542,490	539,703
Operating lease right-of-use assets, net	161,743	159,400
Goodwill	1,303,111	1,286,295
Deferred taxes	219,849	221,742
Other intangible assets, net	184,689	188,604
Other assets, net of allowance for expected credit losses of $65,940 and $66,081, respectively	206,509	200,580
Total assets	$5,483,298	$5,500,821

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$537,827	$545,310
Accrued liabilities	481,888	561,486
Contract liabilities	284,697	283,670
Debt due within one year	44,197	44,059
Operating lease liabilities	33,689	33,559
Total current liabilities	1,382,298	1,468,084
Long-term debt due after one year	1,451,214	1,460,132
Operating lease liabilities	150,825	149,838
Retirement obligations and other liabilities	369,696	371,055
Contingencies (See Note 12)
Shareholders’ equity:
Preferred shares, $1.00 par value	—	—
Shares authorized – 1,000, no shares issued
Common shares, $1.25 par value	220,991	220,991
Shares authorized – 305,000
Shares issued – 176,793 and 176,793, respectively
Capital in excess of par value	482,529	502,045
Retained earnings	4,071,710	4,025,750
Treasury shares, at cost – 45,616 and 45,688 shares, respectively	(2,010,045)	(2,007,869)
Deferred compensation obligation	8,114	8,172
Accumulated other comprehensive loss	(693,528)	(741,424)
Total Flowserve Corporation shareholders’ equity	2,079,771	2,007,665
Noncontrolling interests	49,494	44,047
Total equity	2,129,265	2,051,712
Total liabilities and equity	$5,483,298	$5,500,821
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2025	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
Stock activity under stock plans	—	—	(28,172)	—	499	18,912	(58)	—	—	(9,318)
Stock-based compensation	—		8,656	—	—	—	—	—	—	8,656
Net earnings	—	—	—	73,905	—	—	—	—	5,552	79,457
Cash dividends declared ($0.21 per share)	—	—	—	(27,945)	—	—	—	—	—	(27,945)
Repurchases of common shares	—	—	—	—	(427)	(21,088)	—	—	—	(21,088)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	47,896	33	47,929
Other, net	—	—	—	—	—	—	—	—	(138)	(138)
Balance — March 31, 2025	176,793	$220,991	$482,529	$4,071,710	(45,616)	$(2,010,045)	$8,114	$(693,528)	$49,494	$2,129,265

Balance — January 1, 2024	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(31,219)	—	570	24,619	(1,175)	—	—	(7,775)
Stock-based compensation	—		8,657	—	—	—	—	—	—	8,657
Net earnings	—	—	—	74,220	—	—	—	—	3,695	77,915
Cash dividends declared ($0.21 per share)	—	—	—	(28,015)	—	—	—	—	—	(28,015)
Repurchases of common shares	—	—	—	—	(57)	(2,549)	—	—	—	(2,549)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(26,659)	(214)	(26,873)
Other, net	—	—	—	—	—	—	—	1	(200)	(199)
Balance — March 31, 2024	176,793	$220,991	$483,963	$3,900,922	(45,372)	$(1,992,404)	$6,767	$(666,259)	$42,232	$1,996,212
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2025	2024
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$79,457	$77,915
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	18,831	19,326
Amortization of intangible and other assets	5,571	2,254
Stock-based compensation	8,656	8,657
Foreign currency, asset write downs and other non-cash adjustments	(7,350)	1,189
Change in assets and liabilities:
Accounts receivable, net	(50,679)	(39,687)
Inventories	8,804	(11,452)
Contract assets, net	(9,447)	(8,051)
Prepaid expenses and other assets, net	6,669	(16,001)
Accounts payable	(16,861)	5,053
Contract liabilities	(3,648)	(6,372)
Accrued liabilities	(89,467)	30,917
Retirement obligations and other liabilities	(5,448)	(2,426)
Net deferred taxes	4,978	935
Net cash flows provided (used) by operating activities	(49,934)	62,257
Cash flows – Investing activities:
Capital expenditures	(11,738)	(13,610)
Proceeds from disposal of assets	462	24
Net cash flows (used) by investing activities	(11,276)	(13,586)
Cash flows – Financing activities:
Payments on term loan	(9,375)	(15,000)
Proceeds under other financing arrangements	150	72
Payments under other financing arrangements	(101)	(25)
Repurchases of common shares	(21,088)	(2,549)
Payments related to tax withholding for stock-based compensation	(11,063)	(8,857)
Payments of dividends	(27,617)	(27,654)
Contingent consideration payment related to acquired business	(15,000)	—
Other	(138)	(201)
Net cash flows (used) by financing activities	(84,232)	(54,214)
Effect of exchange rate changes on cash and cash equivalents	10,805	(8,154)
Net change in cash and cash equivalents	(134,637)	(13,697)
Cash and cash equivalents at beginning of period	675,441	545,678
Cash and cash equivalents at end of period	$540,804	$531,981
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three months ended March 31, 2025 and 2024 and condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report").
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. We made no further adjustments through March 31, 2025. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
Accounting Developments
Pronouncements Implemented
In August 2023, the FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The amendments require that newly formed joint ventures measure the net assets and liabilities contributed at fair value. Subsequent measurement is in accordance with the requirements for acquirers of a business in Sections 805-10-35, 805-20-35, and 805-30-35, and other generally accepted accounting principles. The amendments were effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, but companies may elect to apply the amendments retrospectively to joint ventures formed prior to January 1, 2025, if it has sufficient information. The adoption of this ASU did not have a material impact on the Company.
In December 2023, the FASB issued ASU No. 2023-08, "Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60)." The amendments require that assets that qualify as a crypto asset, in accordance with the new guidance, must be recorded and subsequently valued at fair value at each reporting period, recognizing changes within net income of the same period. The amendments also require that companies present crypto assets measured at fair value separately from other intangible assets on the balance sheet with changes related to the remeasurement of crypto assets reported separately from changes in carrying amounts of other intangible assets in the income statement. Specific disclosure is required around the activity of crypto assets during the reporting period. The amendments were effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company as we do not own crypto assets.
Pronouncements Not Yet Implemented
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

2.    ACQUISITION
On October 15, 2024, we acquired for inclusion in the Flow Control Division ("FCD"), all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), for a purchase price of $290.0 million, subject to additional closing working capital adjustments of $13.0 million and net of cash acquired of $3.1 million, and an incremental contingent earn-out payment of $15.0 million which was paid in the first quarter of 2025. MOGAS, a privately held provider of mission-critical severe service valves and associated aftermarket services, is based in Houston, Texas and has operations primarily in North America and, to a lesser extent, Europe and Asia Pacific. The acquisition was funded using a combination of cash on hand and term loan financing under our Second Amended and Restated Credit Agreement discussed in Note 7, "Debt and Finance Lease Obligations." MOGAS's differentiated valve products are expected to enhance our installed base, creating meaningful aftermarket opportunities with the addition of MOGAS's strong brand, heritage, and technical expertise in diverse and attractive end markets, including the growing mining industry. The acquisition is accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting.
During the fourth quarter of 2024, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis as presented in Note 2, "Acquisition" in our consolidated financial statements included in our 2024 Annual Report. We did not record any measurement period adjustments during the first quarter of 2025. We continue to evaluate the initial fair values, which may be adjusted with an offsetting impact to goodwill, as additional information relative to the fair values of the assets and liabilities becomes available. The allocation of the purchase price remains preliminary as certain opening balance sheet accounts are subject to final working capital adjustments.
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $127.2 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful live of approximately 8 years. We recorded an indemnification asset and corresponding liability of $7.5 million related to unresolved legal matters that existed pre-acquisition, for which the seller has agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our condensed consolidated balance sheets. We incurred $1.3 million in acquisition and integration related costs for the three-month period ended March 31, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statement of income.

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
Revenue from products and services transferred to customers over time accounted for approximately 19% and 17% of total revenue for the three-month period ended March 31, 2025 and 2024, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 81% and 83% of total revenue for the three-month period ended March 31, 2025 and 2024, respectively. Refer to Note 3, "Revenue Recognition," to our consolidated financial statements included in our 2024 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•Flowserve Pumps Division ("FPD") designs, manufactures, pretests, distributes and services highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$280,230	$276,815	$557,045
Aftermarket	501,259	86,239	587,498
	$781,489	$363,054	$1,144,543

	Three Months Ended March 31, 2024
	FPD	FCD	Total
Original Equipment	$285,038	$243,562	$528,600
Aftermarket	483,725	75,154	558,879
	$768,763	$318,716	$1,087,479

Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$327,327	$139,186	$466,513
Latin America(2)	71,706	10,639	82,345
Middle East and Africa	143,793	50,690	194,483
Asia Pacific	97,213	105,507	202,720
Europe	141,450	57,032	198,482
	$781,489	$363,054	$1,144,543

	Three Months Ended March 31, 2024
	FPD	FCD	Total
North America(1)	$310,469	$129,002	$439,471
Latin America(2)	70,385	5,034	75,419
Middle East and Africa	136,261	46,227	182,488
Asia Pacific	106,294	76,447	182,741
Europe	145,354	62,006	207,360
	$768,763	$318,716	$1,087,479
_________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.

On March 31, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $962 million. We estimate recognition of approximately $535 million of this amount as revenue in the remainder of 2025 and an additional $427 million in 2026 and thereafter.
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

The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2025 and 2024:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2025	$298,906	$923	$283,670	$673
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(119,775)	—
Revenue recognized in the period in excess of billings	145,721	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	118,078	1,348
Amounts transferred from contract assets to receivables	(128,844)	(768)	—	—
Currency effects and other, net	(3,629)	49	2,724	30
Ending balance, March 31, 2025	$312,154	$204	$284,697	$2,051

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2024	$280,228	$1,034	$287,697	$1,543
Revenue recognized that was included in contract liabilities at the beginning of the period	—	—	(101,602)	(295)
Revenue recognized in the period in excess of billings	166,318	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	90,523	—
Amounts transferred from contract assets to receivables	(156,948)	(713)	—	—
Currency effects and other, net	(2,540)	342	2,598	(16)
Ending balance, March 31, 2024	$287,058	$663	$279,216	$1,232
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivables and short-term contract assets for the three months ended March 31, 2025 and 2024:

(Amounts in thousands)	Accounts receivables	Short-term contract assets
Beginning balance, January 1, 2025	$79,059	$3,404
Charges to cost and expenses, net of recoveries	4,844	610
Write-offs	(158)	(8)
Currency effects and other, net	1,699	(9)
Ending balance, March 31, 2025	$85,444	$3,997

Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	4,316	—
Write-offs	(4,642)	(10)
Currency effects and other, net	(1,382)	3
Ending balance, March 31, 2024	$78,305	$4,986
Our allowance on long-term receivables, included in other assets, net, represents receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the three months ended March 31, 2025 and 2024:

(Amounts in thousands)	2025	2024
Balance at January 1,	$66,081	$66,864
Currency effects and other, net	(141)	(507)
Balance at March 31,	$65,940	$66,357
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of March 31, 2025.

5.    STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 5,935,142 were available for issuance as of March 31, 2025. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of March 31, 2025, 114,943 stock options with a weighted average exercise price of $48.63 and a weighted average remaining contractual life of two years were outstanding and exercisable. No stock options have been granted or vested since 2020.

 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $47.3 million and $19.2 million at March 31, 2025 and December 31, 2024, which is expected to be recognized over a remaining weighted-average period of approximately two and one years, respectively. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2025 and 2024 was $23.6 million and $25.7 million, respectively.
We awarded a one-time grant of approximately $5 million in the form of restricted shares to a group of employees during the first quarter of 2025 in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States. The restricted shares are subject to three-year cliff-vesting. Refer to Note 13, "Pension and Postretirement Benefits," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
We recorded stock-based compensation expense of $8.7 million ($6.7 million after-tax) for both the three months ended March 31, 2025 and 2024.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2025
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested shares:
Outstanding as of January 1, 2025	1,666,683	$39.18
Granted	606,931	62.72
Vested	(639,223)	36.92
Forfeited	(15,344)	47.58
Outstanding as of March 31, 2025	1,619,047	$48.82
Unvested Restricted Shares outstanding as of March 31, 2025 included approximately 515,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our annual return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2025, 2024 and 2023 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by up to 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,185,000 shares based on performance targets. As of March 31, 2025, we estimate vesting of approximately 580,000 shares based on expected achievement of performance targets.

6.    DERIVATIVES AND HEDGING ACTIVITIES
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Note 9, "Fair Value of Financial Instruments," for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected hedge accounting for our foreign exchange forward contracts and the changes in the fair values are recognized immediately in our condensed consolidated statements of income.
Foreign exchange forward contracts with third parties had a notional value of $665.4 million and $695.9 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the length of foreign exchange forward contracts currently in place ranged from 10 days to 16 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2025	2024
Current derivative assets	$1,964	$4,633
Noncurrent derivative assets	202	13
Current derivative liabilities	1,153	4,926
Noncurrent derivative liabilities	101	374
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Gains (losses) recognized in income	$(4,551)	$5,288
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.
7.    DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	March 31,	December 31,
(Amounts in thousands, except percentages)	2025	2024
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $3,730 and $3,882, respectively	$496,270	$496,118
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $4,438 and $4,585, respectively	495,562	495,415
Term Loan Facility, interest rate of 5.77% at March 31, 2025 and 5.80% at December 31, 2024, net of debt issuance costs of $928 and $993, respectively	480,322	489,632
Finance lease obligations and other borrowings	23,257	23,026
Debt and finance lease obligations	1,495,411	1,504,191
Less amounts due within one year	44,197	44,059
Total debt due after one year	$1,451,214	$1,460,132

Senior Credit Facility
As discussed in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in our 2024 Annual Report, our credit agreement (the "Senior Credit Agreement") provides a $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300.0 million unsecured term loan facility (the "Term Loan") with a maturity date of September 13, 2026.
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
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At March 31, 2025, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended March 31, 2025. At March 31, 2025, the interest rate on the Term Loan was Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans.
As of March 31, 2025 and December 31, 2024, we had no revolving loans outstanding and we had outstanding letters of credit of $137.8 million and $144.0 million, respectively. After consideration of the outstanding letters of credit as of March 31, 2025, the amount available for borrowings under our Revolving Credit Facility was limited to $662.2 million. As of December 31, 2024, the amount available for borrowings under our Revolving Credit Facility was $656.0 million. We have scheduled repayments of $9.4 million due in each of the next four quarters on our Term Loan.
Our compliance with applicable financial covenants under the Second Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all applicable covenants as of March 31, 2025.

8.    SUPPLIER FINANCE PROGRAMS
We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of March 31, 2025 and December 31, 2024, $12.0 million and $8.6 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheets.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments and contingent consideration arising from the recently completed MOGAS acquisition which existed at December 31, 2024. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 6, "Derivatives and Hedging Activities." The fair value of the MOGAS related contingent consideration was determined based on contractual provisions set forth in the purchase agreement and was fully paid in the first quarter of 2025.
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 7, "Debt and Finance Lease Obligations." The estimated fair value of our Senior Notes at March 31, 2025 was $889.7 million compared to the carrying value of $991.8 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2025 and December 31, 2024.

10.    INVENTORIES
Inventories consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2025	2024
Raw materials	$392,622	$391,562
Work in process	276,769	262,173
Finished goods	269,994	275,975
Less: Excess and obsolete reserve	(97,839)	(92,456)
Inventories	$841,546	$837,254

11.    EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2025	2024
Net earnings attributable to Flowserve Corporation	$73,905	$74,220
Dividends on restricted shares not expected to vest	—	—
Earnings attributable to common and participating shareholders	$73,905	$74,220
Weighted average shares:
Common stock	131,534	131,464
Participating securities	32	46
Denominator for basic earnings per common share	131,566	131,510
Effect of potentially dilutive securities	1,104	858
Denominator for diluted earnings per common share	132,670	132,368
Earnings per common share:
Basic	$0.56	$0.56
Diluted	0.56	0.56

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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,
	2025	2024
Beginning claims(1)	8,127	8,236
New claims	698	617
Resolved claims	(674)	(847)
Other(2)	(20)	219
Ending claims(1)	8,131	8,225
____________________
(1) Beginning and ending claims data in each period excludes inactive claims, as the Company assumes that inactive cases will not be pursued further by the respective plaintiffs. A claim is classified as inactive either due to inactivity over a period of time or if designated as inactive by the applicable court.

(2) Represents the net change in claims as a result of the reclassification of active cases as inactive and inactive cases as active during the period indicated. Cases moved from active to inactive status are removed from the claims count without being accounted for as a "Resolved claim", and cases moved from inactive status to active status are added back to the claims count without being accounted for as a “New claim.”

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2025	2024
Beginning balance, January 1,	$110,332	$102,903
Cash payment activity	(2,349)	(1,919)
Other, net	(2,957)	(1,592)
Ending balance, March 31,	$105,026	$99,392

During the three months ended March 31, 2025 and 2024, the Company incurred expenses (net of insurance) of approximately $2.0 million and $1.8 million, respectively, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows/(outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(4.3) million and $(3.7) million, respectively, during the three months ended March 31, 2025 and 2024, respectively.
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

13.    PENSION AND POSTRETIREMENT BENEFITS
Components of the net periodic cost for pension and postretirement benefits for the three months ended March 31, 2025 and 2024 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2025	2024	2025	2024	2025	2024
Service cost	$0.2	$5.7	$1.5	$1.3	$—	$—
Interest cost	5.6	5.4	3.2	3.0	0.2	0.2
Expected return on plan assets	(6.0)	(6.0)	(2.0)	(1.9)	—	—
Settlement loss (1)	1.5	—	—	—	—	—
Amortization of unrecognized prior service cost and other costs	0.1	—	0.2	0.1	—	—
Amortization of unrecognized net loss	0.1	—	0.5	0.6	—	—
Net periodic cost recognized	$1.5	$5.1	$3.4	$3.1	$0.2	$0.2

____________________
(1) Represents a pension settlement accounting loss incurred in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees. Full year cash outflows are expected to exceed the service and interest cost components and trigger a settlement loss later in 2025 in the range of $6 million - $7 million. The first quarter loss was recorded based on this full year estimate.
The components of net periodic cost for pension and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statements of income.
In August 2023, we amended the Company-sponsored Qualified Plan for non-union employees to discontinue future benefit accruals under the Qualified Plan and freeze existing accrued benefits effective January 1, 2025. Benefits earned by participants under the Qualified Plan prior to January 1, 2025, are not affected. We also amended the Company-sponsored non-qualified defined benefit pension plan in the United States (the "Non-Qualified Plan") that provides enhanced retirement benefits to select members of management. The Qualified Plan and the Non-Qualified Plan were closed to new entrants effective January 1, 2024, and September 1, 2023, respectively. The amendments resulted in a curtailment of both plans, and the curtailment loss incurred and the change in projected benefit obligation was immaterial.
In conjunction with the amendment of the Qualified Plan, the Organization and Compensation Committee of our Board of Directors approved certain transition benefits associated with freezing the Qualified Plan. During the first quarter of 2025, a one-time cash transition benefit was paid to a limited group of employees in the United States that met certain criteria. We recorded a $5.0 million liability for this obligation prior to payment which is included within accrued liabilities in our condensed consolidated balance sheet at December 31, 2024. We also issued approximately the same amount of value in the form of restricted shares to an additional group of employees in the United States during the first quarter of 2025. The restricted shares are subject to three-year cliff-vesting.

14.    SHAREHOLDERS' EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2025	2024
Dividends declared per share	$0.21	$0.21
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

We repurchased 427,574 shares of our outstanding common stock for $21.1 million and 57,000 shares of our outstanding common stock for $2.5 million during the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had $258.8 million of remaining capacity under our current share repurchase program.
15.    INCOME TAXES
For the three months ended March 31, 2025, we earned $97.2 million before taxes and recorded a provision for income taxes of $17.7 million resulting in an effective tax rate of 18.3%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2025 primarily due to the net impact of U.S. discrete items, partially offset by state income taxes.
For the three months ended March 31, 2024, we earned $98.1 million before taxes and recorded a provision for income taxes of $20.1 million resulting in an effective tax rate of 20.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2024 primarily due to the net impact of foreign operations and state income taxes.
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of March 31, 2025. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of March 31, 2025, the company is not expecting material impacts under currently enacted legislation.

16.    BUSINESS SEGMENT INFORMATION
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$781,489	$363,054	$1,144,543	$—	$1,144,543
Intersegment sales	1,651	1,052	2,703	(2,703)	—
Cost of Sales	(514,678)	(263,919)	(778,597)
Selling, general and administrative expense	(137,680)	(68,705)	(206,385)
Other Segment items (1)	5,732	—	5,732
Segment operating income	136,515	31,482	167,997
Depreciation and amortization	9,795	9,743	19,538	4,864	24,402
Identifiable assets	3,159,095	1,770,584	4,929,679	553,619	5,483,298
Capital expenditures	6,944	2,296	9,240	2,498	11,738

	Three Months Ended March 31, 2024
	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$768,763	$318,716	$1,087,479	$—	$1,087,479
Intersegment sales	637	1,802	2,439	(2,439)	—
Cost of Sales	(521,462)	(227,823)	$(749,285)
Selling, general and administrative expense	(139,710)	(57,987)	(197,697)
Other Segment items (1)	2,666	—	$2,666
Segment operating income	110,894	34,708	145,602
Depreciation and amortization	11,425	4,953	16,378	5,202	21,580
Identifiable assets	3,231,614	1,333,677	4,565,291	584,634	5,149,925
Capital expenditures	9,823	2,327	12,150	1,460	13,610
__________________
(1) Other Segment items comprises Net Earnings from Affiliates.

The following are reconciliations from total segment operating income to earnings before income tax reported in the condensed consolidated income statements.

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Total segment operating income (loss)	$167,997	$145,602
Intersegment sales	(2,703)	(2,439)
Eliminations and all other cost of sales	3,387	774
Eliminations and all other SG&A	(36,792)	(30,721)
Interest expense	(19,175)	(15,317)
Interest income	1,745	1,169
Net earnings (loss) from affiliates	—	(137)
Other income (expense), net	(17,259)	(874)
Earnings before income taxes	97,200	98,057

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of related tax effects for the three months ended March 31, 2025 and 2024:

	2025				2024
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total	Foreign currency translation items(1)	Pension and other post-retirement effects	Cash flow hedging activity (2)	Total
Balance - January 1,	$(632,097)	$(115,898)	$(747)	$(748,742)	$(523,873)	$(121,882)	$(813)	$(646,568)
Other comprehensive income (loss) before reclassifications (3)	47,571	(1,534)	—	46,037	(28,244)	517	—	(27,727)
Amounts reclassified from AOCL	—	1,868	24	1,892	—	859	(5)	854
Net current-period other comprehensive income (loss) (3)	47,571	334	24	47,929	(28,244)	1,376	(5)	(26,873)
Balance - March 31,	$(584,526)	$(115,564)	$(723)	$(700,813)	$(552,117)	$(120,506)	$(818)	$(673,441)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.3) million and $(7.0) million at January 1, 2025 and 2024, respectively, and $(7.3) million and $(7.2) million at March 31, 2025 and 2024, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2025(1)	2024(1)
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(603)	$(630)
Prior service costs(2)	Other income (expense), net	(152)	(153)
Settlements and other(2)	Other income (expense), net	(1,500)	—
	Tax benefit (expense)	387	(76)
	Net of tax	$(1,868)	$(859)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(31)	$(30)
	Tax benefit (expense)	7	35
	Net of tax	$(24)	$5
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 13, "Pension and Postretirement Benefits," for additional details.

18.    REALIGNMENT PROGRAMS
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. During 2023, we also initiated certain product and portfolio optimization activities. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and 2024 and are substantially completed.
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio. During 2025, we also initiated certain other portfolio and footprint optimization activities. These optimization activities together with the CORE program, are referred to as the "2025 Realignment Programs." We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $23 million of which $8 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our realignment activities:

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$3,616	$7,109	$10,725	$—	$10,725
SG&A	106	—	106	—	106
	$3,722	$7,109	$10,831	$—	$10,831
Non-Restructuring Charges
COS	$(637)	$(8)	$(645)	$(66)	$(711)
SG&A	(1,103)	(121)	(1,224)	(185)	(1,409)
	$(1,740)	$(129)	$(1,869)	$(251)	$(2,120)
Total Realignment Charges
COS	$2,979	$7,101	$10,080	$(66)	$10,014
SG&A	(997)	(121)	(1,118)	(185)	(1,303)
Total	$1,982	$6,980	$8,962	$(251)	$8,711

	Three Months Ended March 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$4,414	$15	$4,429	$—	$4,429
SG&A	701	—	701	—	701
	$5,115	$15	$5,130	$—	$5,130
Non-Restructuring Charges
COS	$630	$752	$1,382	$(138)	$1,244
SG&A	340	114	454	339	793
	$970	$866	$1,836	$201	$2,037
Total Realignment Charges
COS	$5,044	$767	$5,811	$(138)	$5,673
SG&A	1,041	114	1,155	339	1,494
Total	$6,085	$881	$6,966	$201	$7,167
The following is a summary of total inception to date charges, net of adjustments, related to the 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$3,616	$7,109	$10,725	$—	$10,725
SG&A	106	—	106	—	106
	$3,722	$7,109	$10,831	$—	$10,831
Non-Restructuring Charges
COS	$2,305	$(8)	$2,297	$(66)	$2,231
SG&A(1)	(1,103)	(121)	(1,224)	(185)	(1,409)
	$1,202	$(129)	$1,073	$(251)	$822
Total Realignment Charges
COS	$5,921	$7,101	$13,022	$(66)	$12,956
SG&A	(997)	(121)	(1,118)	(185)	(1,303)
Total	$4,924	$6,980	$11,904	$(251)	$11,653
(1) Includes the immaterial reversal of previously recognized realignment charges associated with our 2023 Realignment Programs, which was recognized in the first quarter of 2025. Our 2023 Realignment Programs are substantially completed.
The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Realignment Charges
COS	$27,076	$5,041	$32,117	$66	$32,183
SG&A	1,355	12,376	13,731	(28)	13,703
Loss on sale of business(1)	—	12,981	12,981	—	12,981
	$28,431	$30,398	$58,829	$38	$58,867
Non-Restructuring Charges
COS	$11,506	$6,612	$18,118	$(655)	$17,463
SG&A	14,256	2,112	16,368	19,893	$36,261
	$25,762	$8,724	$34,486	$19,238	$53,724
Total Realignment Charges
COS	$38,582	$11,653	$50,235	$(589)	$49,646
SG&A	15,611	14,488	30,099	19,865	$49,964
Loss on sale of business(1)	—	12,981	12,981	—	$12,981
Total	$54,193	$39,122	$93,315	$19,276	$112,591
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in our 2024 Annual Report.
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities:

	Three Months Ended March 31, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,655	$—	$2,000	$1,070	$10,725
SG&A	22	—	—	84	106
Total	$7,677	$—	$2,000	$1,154	$10,831

	Three Months Ended March 31, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$3,985	$—	$—	$444	$4,429
SG&A	701	—	—	—	701
Total	$4,686	$—	$—	$444	$5,130
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,655	$—	$2,000	$1,070	$10,725
SG&A	22	—	—	84	106
Total	$7,677	$—	$2,000	$1,154	$10,831
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$14,164	$301	$13,655	$4,063	$32,183
SG&A	1,106	—	12,621	(24)	13,703
Loss on sale of business(1)	—	—	—	12,981	12,981
Total	$15,270	$301	$26,276	$17,020	$58,867
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in our 2024 Annual Report.
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the three months ended March 31, 2025 and 2024:

(Amounts in thousands)	2025	2024
Balance at January 1,	$8,300	$8,184
Charges, net of adjustments	8,831	5,130
Cash expenditures	(3,537)	(387)
Other non-cash adjustments, including currency	(684)	(849)
Balance at March 31,	$12,910	$12,078

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2024 Annual Report.
EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services support global industries, including energy, chemical, power generation and general, which includes water management and pharmaceuticals, where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. We currently have approximately 16,000 employees globally and a footprint of manufacturing facilities and QRCs in approximately 50 countries.

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
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and to facilitate more efficient operations. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and 2024 and are substantially completed. In the fourth quarter of 2024, we launched the CORE program within the portfolio excellence category of the Flowserve Business System. During 2025 we also initiated certain other portfolio and footprint optimization activities. These optimization activities, together with the CORE program are referred to as the "2025 Realignment Programs."
2025 Outlook
We continue to see growth from the end-markets we serve and focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our strategy is expected to deliver sustainable growth, while the Flowserve Business System is expected to unlock gains in organizational and operational efficiency. The current macroeconomic environment is dynamic and uncertainty exists given the trade policy actions introduced through April, including higher import tariffs in a number of countries in which we operate, the potential implementation of modified or new tariffs and related retaliatory actions. We plan to leverage our global footprint, expansive manufacturing network, flexible supply chain and ability to incorporate tariff impacts into pricing decisions to minimize the economic impact of this uncertainty to our business. We will continue to monitor and manage macroeconomic trends and uncertainties, including inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate; however, with our strong backlog, improved execution and recent acquisition of MOGAS, we expect to deliver annual revenue growth in 2025.
As of March 31, 2025, we have cash and cash equivalents of $540.8 million and $662.2 million of borrowings available under our Second Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2025.

OUR RESULTS OF OPERATIONS — Three months ended March 31, 2025 and 2024
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2, "Acquisition," to our condensed consolidated financial statements included in this Quarterly Report, effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"). We incurred $1.3 million in acquisition and integration related costs for the three-month period ended March 31, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statement of income. The impact of the acquisition of MOGAS is not material for the three-month period ended March 31, 2025.
Our realignment activities are implemented in phases. We currently anticipate a total investment of approximately $23 million in the 2025 Realignment Programs that have been evaluated and initiated, of which $8 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment.

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$2,979	$7,101	$10,080	$(66)	$10,014
SG&A(1)	(997)	(121)	(1,118)	(185)	(1,303)
Total	$1,982	$6,980	$8,962	$(251)	$8,711
(1) Includes the immaterial reversal of previously recognized realignment charges associated with our 2023 Realignment Programs, which was recognized in the first quarter of 2025. Our 2023 Realignment Programs are substantially completed.

	Three Months Ended March 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$5,044	$767	$5,811	$(138)	$5,673
SG&A	1,041	$114	1,155	339	1,494
Total	$6,085	$881	$6,966	$201	$7,167

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Bookings	$1,226.4	$1,038.3
Sales	1,144.5	1,087.5

We revised the end market categories for bookings during the first quarter of 2025 to better reflect the end markets of our customers and better align with Flowserve's strategic focus. All bookings by industry amounts discussed below, including the 2024 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power, water management and general industries) to four categories (i.e., energy, chemical, power and general industries) to conform to our current classification of end markets. The revisions implemented are as follows:
•the oil and gas end market is now referred to as the energy end market;
•the chemical end market no longer includes pharmaceuticals; and
•the general industries end market now includes pharmaceuticals and water management.
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2025 increased by $188.1 million, or 18.1%, as compared to the same period in 2024. The increase included negative currency effects of $25 million. The increased bookings were driven by increased customer orders of $88 million in the general industries, $58 million in the power generation industry and $41 million in the energy industry, partially offset by a decrease of $4 million in the chemical industry. The increase in customer bookings was driven by both original equipment and aftermarket bookings.
Sales for the three months ended March 31, 2025 increased by $57.0 million, or 5.2%, as compared to the same period in 2024. The increase included negative currency effects of approximately $24 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales of $27 million into North America, $21 million into the Middle East, $20 million into Asia Pacific and $7 million into Latin America, partially offset by decreased customer sales of $9 million into both Europe and Africa, respectively. Net sales to international customers, including export sales from the United States, were approximately 63% and 64% of total sales for the three months ended March 31, 2025 and 2024, respectively. Aftermarket sales represented approximately 51% of total sales for both periods.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,902.9 million at March 31, 2025 increased by $113.3 million, or 4.1%, as compared to December 31, 2024. Currency effects provided an increase of approximately $49 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 40% of the backlog at March 31, 2025 and 37% of the backlog at December 31, 2024 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $962 million related to contracts having an original expected duration of over one year as discussed in Note 3, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2025	2024
Gross profit	$369.3	$339.0
Gross profit margin	32.3%	31.2%

Gross profit for the three months ended March 31, 2025 increased by $30.3 million, or 8.9%, as compared to the same period in 2024. Gross profit margin for the three months ended March 31, 2025 of 32.3% increased from 31.2% for the same period in 2024. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and an improved selective bidding approach, partially offset by higher broad-based annual incentive compensation, increased charges of $4.3 million related to our realignment activities and $3.5 million in amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition as compared to the same period in 2024.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2025	2024
SG&A	$243.2	$228.4
SG&A as a percentage of sales	21.2%	21.0%

SG&A for the three months ended March 31, 2025 increased by $14.8 million, or 6.5%, as compared to the same period in 2024. Currency effects yielded a decrease of approximately $5 million. SG&A increased due to higher broad-based annual incentive compensation, increased bad debt expense of $2.2 million, a reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia in the first quarter of 2024 that did not recur, $1.3 million of acquisition and integration expense related to the MOGAS acquisition and $1.3 million in amortization of step-up in value of acquisition related intangible assets associated with the MOGAS acquisition, partially offset by a decrease in research and development costs of $3.1 million and decreased charges of $2.8 million related to our realignment activities as compared to the same period in 2024. SG&A as a percentage of sales for the three months ended March 31, 2025 increased 20 basis points driven by cost increases.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Net earnings from affiliates	$5.7	$2.5

Net earnings from affiliates for the three months ended March 31, 2025 increased by $3.2 million, or 128.0%, as compared to the same period in 2024. The increase in net earnings was primarily a result of increased earnings of our FPD joint ventures in South Korea.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2025	2024
Operating income	$131.9	$113.1
Operating income as a percentage of sales	11.5%	10.4%

Operating income for the three months ended March 31, 2025 increased by $18.8 million, or 16.6%, as compared to the same period in 2024. The increase included negative currency effects of approximately $4 million. The increase was primarily a result of the $30.3 million increase in gross profit, partially offset by $14.8 million increase in SG&A.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Interest expense	$(19.2)	$(15.3)
Interest income	1.7	1.2

Interest expense for the three months ended March 31, 2025 increased $3.9 million, as compared to the same period in 2024, primarily due to higher outstanding debt during the period. Interest income for the three months ended March 31, 2025 increased by $0.5 million primarily due to higher average balance as compared to the same period in 2024.
Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Other income (expense), net	$(17.3)	$(0.9)

Other expense, net for the three months ended March 31, 2025 increased $16.4 million as compared to the same period in 2024, primarily due to a $9.8 million increase in losses arising from transactions on foreign exchange forward contracts and a $2.9 million increase in losses from transactions in currencies other than our sites' functional currencies. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Swedish krona, Singapore dollar and Brazilian real during the three months ended March 31, 2025, as compared to the same period in 2024. The three-month period ended March 31, 2025 also includes a pension settlement loss of $1.5 million incurred in conjunction with the freeze of our U.S. Qualified pension plan, which represents a portion of the estimated full year expected settlement loss of $6 million - $7 million triggered due to expected cash outflows exceeding service and interest costs.
Income Taxes and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2025	2024
Provision for (benefit from) income taxes	$17.7	$20.1
Effective tax rate	18.3%	20.5%

The effective tax rate of 18.3% for the three months ended March 31, 2025 decreased from 20.5% for the same period in 2024. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2025 primarily due to the net impact of U.S. discrete items, partially offset by state income taxes. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Other comprehensive income (loss)	$47.9	$(26.9)

Other comprehensive income for the three months ended March 31, 2025 increased by $74.8 million from a loss of $26.9 million in the same period in 2024. The income was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Brazilian real versus the U.S. dollar during the three months ended March 31, 2025, as compared to the same period in 2024.
Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pumps Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pretest, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment") and related services. FPD includes highly engineered pump products with longer lead times and mechanical seals that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the energy, power generation, chemical, and general industries. FPD operates in 49 countries with 37 manufacturing facilities worldwide, 12 of which are located in North America, 11 in Europe and the Middle East, eight in Asia Pacific and six in Latin America, and it operates 130 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2025	2024
Bookings	$852.9	$703.5
Sales	783.1	769.4
Gross profit	268.5	247.9
Gross profit margin	34.3%	32.2%
SG&A	137.7	139.7
Segment operating income	136.5	110.9
Segment operating income as a percentage of sales	17.4%	14.4%

As discussed above, we revised the end market categories for bookings during the first quarter of 2025. All bookings by industry amounts discussed below, including the 2024 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power, water management, and general industries) to four categories (i.e., energy, chemical, power and general industries) to conform to our current classification of end markets.
Bookings for the three months ended March 31, 2025 increased by $149.4 million, or 21.2%, as compared to the same period in 2024. The increase included negative currency effects of approximately $20 million. The increase in customer bookings was primarily driven by increased customer orders of $80.0 million in the general industries, $54.8 million in the power generation industry and $17.0 million in the energy industry, partially offset by decreased customer orders of $1.3 million in the chemical industry. Customer bookings increased $79.1 million into North America, $37.2 million into the Middle East, $28.3 million into Africa and $24.5 million into Europe and were partially offset by decreased customer orders of $9.6 million into Asia Pacific and $9.3 million into Latin America. The increase in customer bookings was driven by both original equipment and aftermarket bookings.
Sales for the three months ended March 31, 2025 increased by $13.7 million, or 1.8% as compared to the same period in 2024 and included negative currency effects of approximately $19 million. The increase was driven by aftermarket customer sales. Increased customer sales of approximately $16.3 million into North America, $9.6 million into the Middle East and $1.2 million into Latin America were partially offset by decreased customer sales of $9.3 million into Asia Pacific, $4.2 million into Europe and $2.4 million into Africa.
Gross profit for the three months ended March 31, 2025 increased by $20.6 million, or 8.3%, as compared to the same period in 2024. Gross profit margin for the three months ended March 31, 2025 of 34.3% increased from 32.2% for the same period in 2024. The increase in gross profit margin was primarily due to strategic sourcing decisions, an improved selective bidding approach, favorable mix and decreased charges of $2.1 million related to our realignment activities, partially offset by higher broad-based annual incentive compensation as compared to the same period in 2024.
SG&A for the three months ended March 31, 2025 decreased by $2.0 million, or 1.4%, as compared to the same period in 2024. Currency effects yielded a decrease of approximately $4 million. The decrease in SG&A was primarily due to decreased research and development costs of $2.8 million, decreased charges of $2.0 million related to our realignment activities and decreased bad debt expense of $0.4 million, partially offset by higher broad-based annual incentive compensation and a reversal of previously recognized expenses of $2.0 million related to our financial exposure in Russia in the first quarter of 2024 that did not recur as compared to the same period in 2024.
Operating income for the three months ended March 31, 2025 increased by $25.6 million, or 23.1%, as compared to the same period in 2024. The increase included negative currency effects of approximately $3 million. The increase was primarily due to the $20.6 million increase in gross profit and the $2.0 million decrease in SG&A.
Backlog of $2,018.7 million at March 31, 2025 increased by $88.3 million, or 4.6%, as compared to December 31, 2024. Currency effects provided an increase of approximately $40 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 44 manufacturing facilities and QRCs in 22 countries around the world, with seven of its 19 manufacturing operations located in Europe and the Middle East, six located in the United States, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD ranks among the top three largest industrial valve suppliers worldwide.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2025	2024
Bookings	$376.0	$341.1
Sales	364.1	320.5
Gross profit	100.2	92.7
Gross profit margin	27.5%	28.9%
SG&A	68.7	58.0
Segment operating income	31.5	34.7
Segment operating income as a percentage of sales	8.6%	10.8%

As discussed above, we revised the end market categories for bookings during the first quarter of 2025. All bookings by industry amounts discussed below, including the 2024 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power, water management, and general industries) to four categories (i.e., energy, chemical, power and general industries) to conform to our current classification of end markets.
Bookings for the three months ended March 31, 2025 increased by $34.9 million, or 10.2%, as compared to the same period in 2024. Bookings included negative currency effects of approximately $5 million. The increase in customer bookings was primarily driven by increased customer orders of $23.8 million in the energy industry, $7.7 million in the general industries and $3.2 million in the power generation industry, partially offset by decreased customer orders of $2.4 million in the chemical industry. Increased customer bookings were driven by increased orders of approximately $41.8 million into North America, $26.1 million into the Middle East and $1.7 million into Latin America, partially offset by decreased orders of $20.0 million into Europe, $15.9 million into Asia Pacific and $1.4 million into Africa. The increase in customer bookings was driven by both customer original equipment and aftermarket bookings.
Sales for the three months ended March 31, 2025 increased $43.6 million, or 13.6%, as compared to the same period in 2024. The increase included negative currency effects of approximately $5 million. The increase was driven by both aftermarket and original equipment customer sales. Increased customer sales of $29.7 million into Asia Pacific, $11.5 million into the Middle East, $10.9 million into North America and $5.7 million into Latin America were partially offset by decreased sales of $6.7 million into Africa and $4.7 million into Europe.
Gross profit for the three months ended March 31, 2025 increased by $7.5 million, or 8.1%, as compared to the same period in 2024. Gross profit margin for the three months ended March 31, 2025 of 27.5% decreased from 28.9% for the same period in 2024. The decrease in gross profit margin was primarily due to increased charges of $6.3 million related to our realignment activities and $3.5 million in amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition, partially offset by the favorable impact of previously implemented sales price increases as compared to the same period in 2024.

SG&A for the three months ended March 31, 2025 increased by $10.7 million, or 18.4%, as compared to the same period in 2024. Currency effects yielded a decrease of approximately $1 million. The increase in SG&A was primarily due to increased bad debt expense of $2.6 million, $1.3 million of acquisition and integration expense related to the MOGAS acquisition, $1.3 million in amortization of step-up in value of acquisition related intangible assets associated with the MOGAS acquisition and a $0.3 million increase in research and development costs, partially offset by decreased charges of $0.2 million related to our realignment activities as compared to the same period in 2024.
Operating income for the three months ended March 31, 2025 decreased by $3.2 million, or 9.2%, as compared to the same period in 2024. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to the $10.7 million increase in SG&A partially offset by $7.5 million increase in gross profit.
Backlog of $889.4 million at March 31, 2025 increased by $19.8 million, or 2.3%, as compared to December 31, 2024. Currency effects provided an increase of approximately $9 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Net cash flows provided (used) by operating activities	$(49.9)	$62.3
Net cash flows provided (used) by investing activities	(11.3)	(13.6)
Net cash flows provided (used) by financing activities	(84.2)	(54.2)
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
Our cash balance decreased by $134.6 million to $540.8 million at March 31, 2025, as compared to December 31, 2024. The cash activity during the first three months of 2025 included cash used by operating activities, $27.6 million in dividend payments, $21.1 million of share repurchases, $15.0 million contingent consideration payment related to the MOGAS acquisition, $11.7 million in capital expenditures and $9.4 million of payments on our $500.0 million unsecured term loan facility (the "Term Loan").
For the three months ended March 31, 2025, our cash used by operating activities was $49.9 million, as compared to cash provided of $62.3 million for the same period in 2024. Cash flow used for working capital increased for the three months ended March 31, 2025, primarily due to increased cash flows used by, or decreased cash flows provided by, accounts receivable, contract assets, accounts payable and accrued liabilities, partially offset by increased cash flows provided by, or decreased cash flows used by, inventories, prepaid expenses and other assets, and contract liabilities as compared to the same period in 2024.
Increases in accounts receivable used $50.7 million of cash flow for the three months ended March 31, 2025, compared to cash used of $39.7 million for the same period in 2024. As of March 31, 2025, our days’ sales outstanding ("DSO") was 82 days as compared to 76 days as of March 31, 2024.
Increases in contract assets used $9.4 million of cash flow for the three months ended March 31, 2025, as compared to cash used of $8.1 million for the same period in 2024.
Changes in inventory provided $8.8 million of cash flow for the three months ended March 31, 2025, as compared to cash used of $11.5 million for the same period in 2024. Inventory turns were 3.6 times at March 31, 2025, as compared to 3.3 times as of March 31, 2024.
Decreases in accounts payable used $16.9 million of cash flow for the three months ended March 31, 2025, as compared to cash provided of $5.1 million for the same period in 2024. Decreases in accrued liabilities used $89.5 million of cash flow for the three months ended March 31, 2025, as compared to cash provided of $30.9 million for the same period in 2024, which was partially driven by the earlier payout of our annual performance-based incentive compensation which occurred in the first quarter of 2025 as compared to the second quarter of 2024.
Changes in contract liabilities used $3.6 million of cash flow for the three months ended March 31, 2025, as compared to cash used of $6.4 million for the same period in 2024.

Cash flows used by investing activities during the three months ended March 31, 2025 were $11.3 million, as compared to cash used of $13.6 million for the same period in 2024. Capital expenditures during the three months ended March 31, 2025 were $11.7 million, a decrease of $1.9 million as compared to the same period in 2024. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2025, we currently estimate capital expenditures to be between $80 million and $90 million, before consideration of any acquisition activity.
Cash flows used by financing activities during the three months ended March 31, 2025 were $84.2 million, as compared to $54.2 million of cash flow used for the same period in 2024. Cash outflows in the three months ended March 31, 2025 resulted primarily from the $27.6 million of dividend payments, $21.1 million in stock repurchases, $15.0 million contingent consideration payment related to the MOGAS acquisition, $11.1 million in payments related to tax withholding for stock-based compensation and $9.4 million of payments on our Term Loan. Cash outflows during the three months ended March 31, 2024 resulted primarily from the $27.7 million of dividend payments and $15.0 million of payments on our Term Loan.
As of March 31, 2025, we had an available capacity of $662.2 million on our Second Amended and Restated Credit Agreement, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of October 10, 2029. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Second Amended and Restated Credit Agreement and is also reduced by outstanding letters of credit. Our Second Amended and Restated Credit Agreement is committed and held by a diversified group of financial institutions. Refer to Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Second Amended and Restated Credit Agreement.
During the three months ended March 31, 2025, we have made no cash contributions to our U.S. pension plan. We have no obligation to make contributions to our U.S. pension plans in 2025, but have authorization for contributions up to $10 million. At December 31, 2024, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of March 31, 2025, we have $258.8 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Second Amended and Restated Credit Agreement and related covenants. We were in compliance with all applicable covenants under our Second Amended and Restated Credit Agreement as of March 31, 2025.
As of March 31, 2025, we have cash and cash equivalents of $540.8 million and $662.2 million of borrowings available under our Second Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2025.

OUR CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report. The critical policies, for which no significant changes have occurred in the three months ended March 31, 2025, include:
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
The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements. Specific factors that might cause such a difference include, without limitation, the following:
•global supply chain disruptions and the current inflationary environment could adversely affect the efficiency of our manufacturing and increase the cost of providing our products to customers;
•a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;
•changes in the global economic conditions and the potential for unexpected cancellations or delays of customer orders in our reported backlog;
•our dependence on our customers' ability to make required capital investment and maintenance expenditures;
•if we are not able to successfully execute and realize the expected financial benefits from our restructuring, realignment and other cost-saving initiatives, our business could be adversely affected;
•the substantial dependence of our sales on the success of the energy, chemical, power generation and general industries;
•the adverse impact of volatile raw materials prices on our products and operating margins;
•economic, political and other risks associated with our international operations, including military actions, trade embargoes, epidemics or pandemics and changes to tariffs or trade agreements that could affect customer markets, particularly North African, Latin American, Asian and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/re-export control, foreign corrupt practice laws, economic sanctions and import laws and regulations;
•the impact of public health emergencies, such as outbreaks of epidemics, pandemics, and contagious diseases, on our business and operations;
•increased aging and slower collection of receivables, particularly in Latin America and other emerging markets;
•potential adverse effects resulting from the implementation of new tariffs and related retaliatory actions and changes to or uncertainties related to tariffs and trade agreements;
•our exposure to fluctuations in foreign currency exchange rates, including in hyperinflationary countries such as Argentina;
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
•if we are not able to maintain our competitive position by successfully developing and introducing new products and integrate new technologies, including artificial intelligence and machine learning;
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
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2024 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.
Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market risk exposure arising from changes in foreign currency exchange rate movements in foreign exchange forward contracts. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but we currently expect our counterparties will continue to meet their obligations given their current creditworthiness.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $47.6 million and $(28.2) million for the three months ended March 31, 2025 and 2024, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2025, we had a U.S. dollar equivalent of $665.4 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $695.9 million at December 31, 2024. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(11.4) million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2025, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2025 would have impacted our net earnings by approximately $10 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.
Item 4.CONTROLS AND PROCEDURES
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.LEGAL PROCEEDINGS
We are party to the legal proceedings that are described in Note 12, "Legal Matters and Contingencies," to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A.RISK FACTORS
There are numerous factors that affect our business, financial condition, results of operations, cash flows, reputation and/or prospects, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2024 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.
There have been no material changes in risk factors discussed in our 2024 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended March 31, 2025, our 2024 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Note 14, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective February 19, 2024, the Board of Directors approved a $300.0 million share repurchase authorization, which included approximately $96.1 million of remaining capacity under the prior $500.0 million share repurchase authorization. During the quarter ended March 31, 2025, we repurchased a total of 427,574 shares of our common stock as part of our share repurchase program for $21.1 million, representing an average cost of $49.32 per share. As of March 31, 2025, we have $258.8 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	500	(2)	$58.59	—	$279.9
February 1 - 28	145,510	(3)	62.07	—	279.9
March 1 - 31	43,851	(2)	55.04	427,574	258.8
Total	189,861		$60.43	427,574
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
(3)Includes 143,989 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $62.14 and 1,521 shares purchased at a price of $54.99 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.DEFAULTS UPON SENIOR SECURITIES
None
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, no such plans or other arrangements were adopted, terminated or modified.

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

10.1+	Form of 2025 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*
10.2+	Form of 2025 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101)
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

FLOWSERVE CORPORATION

Date:	April 29, 2025	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2025	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)