Form 10-Q
period 2025-06-30
FLOWSERVE CORP
filed 2025-07-30
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025
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

As of July 21, 2025 there were 130,782,241 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2025 and 2024 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2025 and 2024 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2025 and December 31, 2024 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended June 30, 2025 and 2024 (unaudited)	4
Condensed Consolidated Statements of Shareholders' Equity – Six Months Ended June 30, 2025 and 2024 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2025 and 2024 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	44
Item 5. Other Information	44
Item 6. Exhibits	44
SIGNATURES	45

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2025	2024
	(Amounts in thousands, except per share data)
Sales	$1,188,092	$1,156,892
Cost of sales	(781,510)	(790,796)
Gross profit	406,582	366,096
Selling, general and administrative expense	(265,908)	(238,627)
Loss on sale of business	—	(12,981)
Net earnings from affiliates	5,916	6,816
Operating income	146,590	121,304
Interest expense	(20,253)	(16,917)
Interest income	2,526	1,174
Other expense, net	(25,003)	(5,263)
Earnings before income taxes	103,860	100,298
Provision for income taxes	(15,636)	(23,846)
Net earnings, including noncontrolling interests	88,224	76,452
Less: net earnings attributable to noncontrolling interests	(6,470)	(3,836)
Net earnings attributable to Flowserve Corporation	$81,754	$72,616
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.62	$0.55
Diluted	0.62	0.55

Weighted average shares - basic	130,846	131,656
Weighted average shares - diluted	131,599	132,415
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2025	2024
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$88,224	$76,452
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of ($3,821) and $2,280, respectively	111,659	(24,431)
Pension and other postretirement effects, net of taxes of ($359) and ($28), respectively	(1,299)	819
Cash flow hedging activity, net of taxes of ($7) and ($7), respectively	24	24
Other comprehensive income (loss):	110,384	(23,588)
Comprehensive income including noncontrolling interests	198,608	52,864
Comprehensive (income) loss attributable to noncontrolling interests	(6,530)	(3,764)
Comprehensive income attributable to Flowserve Corporation	$192,078	$49,100
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Amounts in thousands, except per share data)
Sales	$2,332,635	$2,244,371
Cost of sales	(1,556,719)	(1,539,307)
Gross profit	775,916	705,064
Selling, general and administrative expense	(509,085)	(467,045)
Loss on sale of business	—	(12,981)
Net earnings from affiliates	11,648	9,344
Operating income	278,479	234,382
Interest expense	(39,428)	(32,233)
Interest income	4,271	2,343
Other expense, net	(42,262)	(6,137)
Earnings before income taxes	201,060	198,355
Provision for income taxes	(33,379)	(43,988)
Net earnings, including noncontrolling interests	167,681	154,367
Less: Net earnings attributable to noncontrolling interests	(12,022)	(7,531)
Net earnings attributable to Flowserve Corporation	$155,659	$146,836
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.19	$1.12
Diluted	1.18	1.11

Weighted average shares - basic	131,206	131,583
Weighted average shares - diluted	132,135	132,392
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$167,681	$154,367
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of ($5,728) and $3,108, respectively	159,230	(52,675)
Pension and other postretirement effects, net of taxes of ($746) and $49, respectively	(965)	2,195
Cash flow hedging activity, net of taxes of ($14) and ($43), respectively	48	19
Other comprehensive income (loss):	158,313	(50,461)
Comprehensive income including noncontrolling interests	325,994	103,906
Comprehensive (income) loss attributable to noncontrolling interests	(12,115)	(7,246)
Comprehensive income attributable to Flowserve Corporation	$313,879	$96,660

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$629,203	$675,441
Accounts receivable, net of allowance for expected credit losses of $91,911 and $79,059, respectively	1,049,817	976,739
Contract assets, net of allowance for expected credit losses of $4,577 and $3,404, respectively	339,355	298,906
Inventories	864,532	837,254
Prepaid expenses and other	121,121	116,157
Total current assets	3,004,028	2,904,497
Property, plant, and equipment, net of accumulated depreciation of $1,223,841 and $1,142,667, respectively	558,345	539,703
Operating lease right-of-use asset, net	163,171	159,400
Goodwill	1,337,747	1,286,295
Deferred taxes	224,017	221,742
Other intangible assets, net	182,489	188,604
Other assets, net of allowance for expected credit losses of $65,830 and $66,081, respectively	212,728	200,580
Total assets	$5,682,525	$5,500,821
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$573,433	$545,310
Accrued liabilities	495,425	561,486
Contract liabilities	283,181	283,670
Debt due within one year	44,870	44,059
Operating lease liabilities	33,473	33,559
Total current liabilities	1,430,382	1,468,084
Long-term debt due after one year	1,440,676	1,460,132
Operating lease liabilities	148,806	149,838
Retirement obligations and other liabilities	383,659	371,055
Contingencies (See Note 13)
Shareholders’ equity:
Preferred shares, $1.00 par value	—	—
Shares authorized — 1,000, no shares issued
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	489,530	502,045
Retained earnings	4,125,669	4,025,750
Treasury shares, at cost — 46,233 and 45,688 shares, respectively	(2,036,348)	(2,007,869)
Deferred compensation obligation	6,413	8,172
Accumulated other comprehensive loss	(583,204)	(741,424)
Total Flowserve Corporation shareholders' equity	2,223,051	2,007,665
Noncontrolling interests	55,951	44,047
Total equity	2,279,002	2,051,712
Total liabilities and equity	$5,682,525	$5,500,821
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - April 1, 2025	176,793	$220,991	$482,529	$4,071,710	(45,616)	$(2,010,045)	$8,114	$(693,528)	$49,494	$2,129,265
Stock activity under stock plans	—	—	(3,165)	—	121	5,406	(1,701)	—	—	540
Stock-based compensation	—	—	10,166	—	—	—	—	—	—	10,166
Net earnings	—	—	—	81,754	—	—	—	—	6,470	88,224
Cash dividends declared ($0.21 per share)	—	—	—	(27,795)	—	—	—	—	—	(27,795)
Repurchases of common shares	—	—	—	—	(738)	(31,709)	—	—	—	(31,709)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	110,324	60	110,384
Other, net	—	—	—	—	—	—	—	—	(73)	(73)
Balance - June 30, 2025	176,793	$220,991	$489,530	$4,125,669	(46,233)	$(2,036,348)	$6,413	$(583,204)	$55,951	$2,279,002

Balance - April 1, 2024	176,793	$220,991	$483,963	$3,900,922	(45,372)	$(1,992,404)	$6,767	$(666,259)	$42,232	$1,996,212
Stock activity under stock plans	—	—	(2,920)	—	36	1,522	1,212	—	—	(186)
Stock-based compensation	—	—	8,743	—	—	—	—	—	—	8,743
Net earnings	—	—	—	72,616	—	—	—	—	3,836	76,452
Cash dividends declared ($0.21 per share)	—	—	—	(27,961)	—	—	—	—	—	(27,961)
Repurchases of common shares	—	—	—	—	(284)	(13,612)	—	—	—	(13,612)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(23,516)	(72)	(23,588)
Other, net	—	—	—	—	—	—	—	—	264	264
Balance - June 30, 2024	176,793	$220,991	$489,786	$3,945,577	(45,620)	$(2,004,494)	$7,979	$(689,775)	$46,260	$2,016,324

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - January 1, 2025	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
Stock activity under stock plans	—	—	(31,337)	—	620	24,318	(1,759)	—	—	(8,778)
Stock-based compensation	—	—	18,822	—	—	—	—	—	—	18,822
Net earnings	—	—	—	155,659	—	—	—	—	12,022	167,681
Cash dividends declared ($0.42 per share)	—	—	—	(55,740)	—	—	—	—	—	(55,740)
Repurchases of common shares	—	—	—	—	(1,165)	(52,797)	—	—	—	(52,797)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	158,220	93	158,313
Other, net	—	—	—	—	—	—	—	—	(211)	(211)
Balance - June 30, 2025	176,793	$220,991	$489,530	$4,125,669	(46,233)	$(2,036,348)	$6,413	$(583,204)	$55,951	$2,279,002

Balance - January 1, 2024	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(34,139)	—	606	26,141	37	—	—	(7,961)
Stock-based compensation	—	—	17,400	—	—	—	—	—	—	17,400
Net earnings	—	—	—	146,836	—	—	—	—	7,531	154,367
Cash dividends declared ($0.42 per share)	—	—	—	(55,976)	—	—	—	—	—	(55,976)
Repurchases of common shares	—	—	—	—	(341)	(16,161)	—	—	—	(16,161)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(50,176)	(285)	(50,461)
Other, net	—	—	—	—	—	—	—	2	63	65
Balance - June 30, 2024	176,793	$220,991	$489,786	$3,945,577	(45,620)	$(2,004,494)	$7,979	$(689,775)	$46,260	$2,016,324
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2025	2024
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$167,681	$154,367
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	38,695	37,883
Amortization of intangible and other assets	9,589	4,391
Loss on sale of business	—	12,981
Stock-based compensation	18,822	17,400
Foreign currency, asset write downs and other non-cash adjustments	(6,211)	10,935
Change in assets and liabilities:
Accounts receivable, net	(22,631)	(168,540)
Inventories	14,208	3,603
Contract assets, net	(28,930)	(13,267)
Prepaid expenses and other assets, net	13,589	10,945
Accounts payable	(10,414)	14,376
Contract liabilities	(15,254)	10,894
Accrued liabilities	(84,466)	(47,795)
Retirement obligations and other liabilities	2,196	4,402
Net deferred taxes	7,338	(3,100)
Net cash flows provided by operating activities	104,212	49,475
Cash flows — Investing activities:
Capital expenditures	(28,340)	(28,289)
Proceeds from disposal of assets	867	—
Payments for disposition of business	—	(2,352)
Other	—	551
Net cash flows (used) by investing activities	(27,473)	(30,090)
Cash flows — Financing activities:
Payments on term loan	(18,750)	(30,000)
Proceeds under revolving credit facility	50,000	100,000
Payments under revolving credit facility	(50,000)	(25,000)
Proceeds under other financing arrangements	3,072	562
Payments under other financing arrangements	(1,231)	(1,460)
Repurchases of common shares	(52,797)	(16,161)
Payments related to tax withholding for stock-based compensation	(11,337)	(9,093)
Payments of dividends	(55,209)	(55,259)
Contingent consideration payment related to acquired business	(15,000)	—
Other	(3,192)	(272)
Net cash flows (used) by financing activities	(154,444)	(36,683)
Effect of exchange rate changes on cash and cash equivalents	31,467	(13,297)
Net change in cash and cash equivalents	(46,238)	(30,595)
Cash and cash equivalents at beginning of period	675,441	545,678
Cash and cash equivalents at end of period	$629,203	$515,083
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2025 and 2024 and condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report").
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. We made no further adjustments through June 30, 2025. To date, impacts have not been material to our business, and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
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
In May 2025, the FASB issued ASU No. 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." The amendments require an entity involved in an acquisition transaction effected primarily by exchanging equity interests to consider certain additional factors not required by current U.S. GAAP when the acquiree is a Variable Interest Entity that meets the definition of a business. The amendments are intended to enhance the comparability across entities engaging in acquisition transactions effected primarily by exchanging equity interest when the legal acquiree meets the definition of a business. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments require prospective application to any acquisition transaction that occurs after the initial application date. We do not expect the adoption of this ASU to have a material impact on the Company or our disclosures and we will evaluate the impact of this ASU if such transaction occurs.

2.     ACQUISITION
On October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), for a purchase price of $290.0 million, subject to additional closing working capital adjustments of $13.0 million and net of cash acquired of $3.1 million, and an incremental contingent earn-out payment of $15.0 million which was paid in the first quarter of 2025. MOGAS, a previously privately held provider of mission-critical severe service valves and associated aftermarket services, is based in Houston, Texas and has operations primarily in North America and, to a lesser extent, Europe and Asia Pacific. The acquisition was funded using a combination of cash on hand and term loan financing under our Second Amended and Restated Credit Agreement discussed in Note 8, "Debt and Finance Lease Obligations." MOGAS's differentiated valve products are expected to enhance our installed base, creating meaningful aftermarket opportunities with the addition of MOGAS's strong brand, heritage, and technical expertise in diverse and attractive end markets, including the growing mining industry. The acquisition is accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting.
During the fourth quarter of 2024, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis as presented in Note 2, "Acquisition" in our consolidated financial statements included in our 2024 Annual Report. We did not record any measurement period adjustments during the first or second quarter of 2025. We continue to evaluate the initial fair values, which may be adjusted with an offsetting impact to goodwill, as additional information relative to the fair values of the assets and liabilities becomes available. The allocation of the purchase price remains preliminary as certain opening balance sheet accounts are subject to final working capital adjustments.
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $127.2 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful live of approximately eight years. We recorded an indemnification asset and corresponding liability of $7.5 million related to legal matters that existed pre-acquisition and were unresolved at the date of acquisition, for which the seller agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our condensed consolidated balance sheets. Several of the litigation matters addressed in the indemnification have been settled and as of June 30, 2025, the remaining indemnification asset and liability are immaterial. We incurred $5.2 million in acquisition and integration related costs for the six-month period ended June 30, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") and cost of sales in our condensed consolidated statement of income.

3.     MERGER
Termination of Chart Merger
As previously disclosed, on June 3, 2025, Flowserve entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Flowserve, Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve (“First Merger Sub”), Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (“Second Merger Sub”), and Chart Industries, Inc., a Delaware corporation (“Chart”), which provided that, upon the terms and subject to the conditions set forth therein, First Merger Sub would merge with and into Chart (the “First Merger”), with Chart surviving as a wholly owned subsidiary of Flowserve (the “Initial Surviving Company”) and (ii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Initial Surviving Company would merge with and into Second Merger Sub (the “Second Merger”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of Flowserve (collectively, the "Chart Merger").
On July 28, 2025, Flowserve, Chart, First Merger Sub and Second Merger Sub entered into an agreement to terminate the Merger Agreement (the “Mutual Termination Agreement”). Pursuant to the Mutual Termination Agreement, the Merger Agreement was terminated and, in connection therewith, Flowserve has received a payment of $266 million dollars in cash on behalf of Chart consisting of (i) the $250 million termination fee payable to Flowserve pursuant to the Merger Agreement and (ii) an additional agreed upon amount of $16 million to reimburse Flowserve for certain expenses. The termination fee was recorded during the third quarter of 2025 and will be reflected in Other (income) expense, net within our condensed consolidated statement of income and as part of operating activities within our condensed consolidated statement of cash flows for the period ended September 30, 2025. The Mutual Termination Agreement also provides for the mutual release by each of Flowserve and Chart of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. Pursuant to the Mutual Termination Agreement, Flowserve and Chart have also entered into a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term.

4.      REVENUE RECOGNITION
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
Revenue from products and services transferred to customers over time accounted for approximately 17% of total revenue for both the three-month period ended June 30, 2025 and 2024, and 18% and 17% for the six month period ended June 30, 2025 and 2024, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 83% of total revenue for both the three month period ended June 30, 2025 and 2024, and 82% and 83% for the six month period ended June 30, 2025 and 2024, respectively. Refer to Note 3, "Revenue Recognition," to our consolidated financial statements included in our 2024 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$284,481	$270,970	$555,451
Aftermarket	533,019	99,622	632,641
	$817,500	$370,592	$1,188,092

	Three Months Ended June 30, 2024
	FPD	FCD	Total
Original Equipment	$301,866	$264,504	$566,370
Aftermarket	508,747	81,775	590,522
	$810,613	$346,279	$1,156,892

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$564,711	$547,785	$1,112,496
Aftermarket	1,034,278	185,861	1,220,139
	$1,598,989	$733,646	$2,332,635

	Six Months Ended June 30, 2024
	FPD	FCD	Total
Original Equipment	$586,904	$508,067	$1,094,971
Aftermarket	992,472	156,928	1,149,400
	$1,579,376	$664,995	$2,244,371
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$362,410	$156,340	$518,750
Latin America(2)	56,332	12,106	68,438
Middle East and Africa	151,210	49,827	201,037
Asia Pacific	99,195	86,167	185,362
Europe	148,353	66,152	214,505
	$817,500	$370,592	$1,188,092

	Three Months Ended June 30, 2024
	FPD	FCD	Total
North America(1)	$342,678	$143,402	$486,080
Latin America(2)	72,948	6,116	79,064
Middle East and Africa	134,652	50,627	185,279
Asia Pacific	105,832	87,036	192,868
Europe	154,503	59,098	213,601
	$810,613	$346,279	$1,156,892

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$689,737	$295,526	$985,263
Latin America(2)	128,038	22,745	150,783
Middle East and Africa	295,003	100,517	395,520
Asia Pacific	196,408	191,674	388,082
Europe	289,803	123,184	412,987
	$1,598,989	$733,646	$2,332,635

	Six Months Ended June 30, 2024
	FPD	FCD	Total
North America(1)	$653,143	$272,405	$925,548
Latin America(2)	143,334	11,150	154,484
Middle East and Africa	270,915	96,854	367,769
Asia Pacific	212,127	163,483	375,610
Europe	299,857	121,103	420,960
	$1,579,376	$664,995	$2,244,371
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.
On June 30, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $994 million. We estimate recognition of approximately $373 million of this amount as revenue in the remainder of 2025 and an additional $621 million in 2026 and thereafter.
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
The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2025 and 2024:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2025	$298,906	$923	$283,670	$673
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(183,543)	—
Revenue recognized in the period in excess of billings	385,606	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	169,624	4,328
Amounts transferred from contract assets to receivables	(349,394)	(966)	—	—
Currency effects and other, net	4,237	136	13,430	93
Ending balance, June 30, 2025	$339,355	$93	$283,181	$5,094

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2024	$280,228	$1,034	$287,697	$1,543
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(163,330)	(174)
Revenue recognized in the period in excess of billings	400,743	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	175,447	—
Amounts transferred from contract assets to receivables	(380,362)	(437)	—	—
Currency effects and other, net	(12,933)	332	(6,460)	(57)
Ending balance, June 30, 2024	$287,676	$929	$293,354	$1,312
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.

5.     ALLOWANCE FOR EXPECTED CREDIT LOSSES
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the six months ended June 30, 2025 and 2024:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2025	$79,059	$3,404
Charges to cost and expenses, net of recoveries	8,617	1,076
Write-offs	(722)	(91)
Currency effects and other, net	4,957	188
Ending balance, June 30, 2025	$91,911	$4,577

Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	8,447	212
Write-offs	(5,463)	(271)
Currency effects and other, net	(2,406)	(119)
Ending balance, June 30, 2024	$80,591	$4,815
Our allowance on long-term receivables, included in other assets, net, represents receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the six months ended June 30, 2025 and 2024:

(Amounts in thousands)	2025	2024
Beginning balance, January 1,	$66,081	$66,864
Currency effects and other, net	(251)	(969)
Ending balance, June 30,	$65,830	$65,895
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2025.

6.      STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 5,350,333 were available for issuance as of June 30, 2025. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of June 30, 2025, 114,943 stock options with a weighted average exercise price of $48.63 and a weighted average remaining contractual life of less than two years were outstanding and exercisable. No stock options have been granted or vested since 2020.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $39.8 million and $19.2 million at June 30, 2025 and December 31, 2024, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2025 and 2024 was $2.0 million and $2.3 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2025 and 2024 was $25.6 million and $28.0 million, respectively.
We awarded a one-time grant of approximately $5.0 million in the form of restricted shares to a group of employees during the first quarter of 2025 in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States. The restricted shares are subject to three-year cliff-vesting. Refer to Note 13, "Pension and Postretirement Benefits," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
We recorded stock-based compensation expense of $10.1 million ($7.8 million after-tax) and $8.7 million and ($6.8 million after-tax) for the three months ended June 30, 2025 and 2024, respectively. We recorded stock-based compensation expense of $18.8 million ($14.5 million after-tax) and $17.4 million ($13.5 million after-tax) for the six months ended June 30, 2025 and 2024, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2025
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding as of January 1, 2025	1,666,683	$39.18
Granted	665,677	61.55
Vested	(685,252)	37.43
Cancelled	(20,322)	47.93
Outstanding as of June 30, 2025	1,626,786	$48.97
Unvested Restricted Shares outstanding as of June 30, 2025 included approximately 519,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our annual return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2025, 2024 and 2023 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by up to 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,193,000 shares based on performance targets. As of June 30, 2025, we estimate vesting of approximately 583,000 shares based on expected achievement of performance targets.

7.     DERIVATIVES AND HEDGING ACTIVITIES
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Note 10, "Fair Value of Financial Instruments," for additional information on our derivatives. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. We have not elected hedge accounting for our foreign exchange forward contracts and the changes in the fair values are recognized immediately in our condensed consolidated statements of income.
Foreign exchange forward contracts with third parties had a notional value of $697.3 million and $695.9 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the length of foreign exchange forward contracts currently in place ranged from 8 days to 22 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2025	2024
Current derivative assets	$9,383	$4,633
Noncurrent derivative assets	539	13
Current derivative liabilities	6,411	4,926
Noncurrent derivative liabilities	—	374
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Gains (losses) recognized in income	$2,520	$(763)	$(2,031)	$4,525
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.

8.     DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	June 30,	December 31,
(Amounts in thousands, except percentages)	2025	2024
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $3,576 and $3,882, respectively	$496,424	$496,118
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $4,290 and $4,585, respectively	495,710	495,415
Term Loan Facility, interest rate of 5.77% at June 30, 2025 and 5.80% at December 31, 2024, net of debt issuance costs of $863 and $993, respectively	471,012	489,632
Finance lease obligations and other borrowings	22,400	23,026
Debt and finance lease obligations	1,485,546	1,504,191
Less amounts due within one year	44,870	44,059
Total debt due after one year	$1,440,676	$1,460,132
Senior Credit Facility
As discussed in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in our 2024 Annual Report, our credit agreement (the "Senior Credit Agreement") provides a $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300.0 million unsecured term loan facility (the "Term Loan") with a maturity date of September 13, 2026, which has been amended and extended to October 10, 2029, per the Second Amended and Restated Credit Agreement (as defined below).
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
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At June 30, 2025, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended June 30, 2025. At June 30, 2025, the interest rate on the Term Loan was Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans.
As of June 30, 2025 and December 31, 2024, we had no revolving loans outstanding and had outstanding letters of credit of $139.0 million and $144.0 million, respectively. After consideration of the outstanding letters of credit as of June 30, 2025, the amount available for borrowings under our Revolving Credit Facility was limited to $661.0 million. As of December 31, 2024, the amount available for borrowings under our Revolving Credit Facility was $656.0 million. We have scheduled repayments of $9.4 million due in each of the next four quarters on our Term Loan.
Our compliance with applicable financial covenants under the Second Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all applicable covenants as of June 30, 2025.
9. SUPPLIER FINANCE PROGRAMS
We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of June 30, 2025 and December 31, 2024, $13.0 million and $8.6 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheets.
10.     FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 7, "Derivatives and Hedging Activities." The fair value of the MOGAS related contingent consideration was determined based on contractual provisions set forth in the purchase agreement and was fully paid in the first quarter of 2025.
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 8, "Debt and Finance Lease Obligations" The estimated fair value of our Senior Notes at June 30, 2025 was $899.4 million compared to the carrying value of $992.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2025 and December 31, 2024.
11.     INVENTORIES
Inventories consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2025	2024
Raw materials	$412,748	$391,562
Work in process	275,040	262,173
Finished goods	274,443	275,975
Less: Excess and obsolete reserve	(97,699)	(92,456)
Inventories	$864,532	$837,254

12.     EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2025	2024
Net earnings of Flowserve Corporation	$81,754	$72,616
Earnings attributable to common and participating shareholders	$81,754	$72,616
Weighted average shares:
Common stock	130,818	131,612
Participating securities	28	44
Denominator for basic earnings per common share	130,846	131,656
Effect of potentially dilutive securities	753	759
Denominator for diluted earnings per common share	131,599	132,415
Earnings per common share:
Basic	$0.62	$0.55
Diluted	0.62	0.55

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2025	2024
Net earnings attributable to Flowserve Corporation	$155,659	$146,836
Earnings attributable to common and participating shareholders	$155,659	$146,836
Weighted average shares:
Common stock	131,176	131,538
Participating securities	30	45
Denominator for basic earnings per common share	131,206	131,583
Effect of potentially dilutive securities	929	809
Denominator for diluted earnings per common share	132,135	132,392
Earnings per common share:
Basic	$1.19	$1.12
Diluted	1.18	1.11
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning claims(1)	8,131	8,225	8,127	8,236
New claims	768	652	1,466	1,269
Resolved claims	(1,424)	(729)	(2,098)	(1,576)
Other(2)	12	(2)	(8)	217
Ending claims(1)	7,487	8,146	7,487	8,146
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2025	2024
Beginning balance, January 1,	$110,332	$102,903
Asbestos liability adjustments, net	—	4,500
Cash payment activity	(5,227)	(5,710)
Other, net	(6,098)	(3,375)
Ending balance, June 30,	$99,007	$98,318

During the three and six months ended June 30, 2025, and 2024, the Company incurred expenses (net of insurance) of approximately $2.1 million and $4.1 million, respectively, compared to $5.1 million and $6.9 million, respectively, for the same periods in 2024 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(9.3) million and $0.7 million during the six months ended June 30, 2025 and 2024, respectively.
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

14. PENSION AND POSTRETIREMENT BENEFITS
Components of the net periodic cost for pension and postretirement benefits for the three months ended June 30, 2025 and 2024 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2025	2024	2025	2024	2025	2024
Service cost	$0.2	$6.3	$1.7	$1.3	$—	$—
Interest cost	5.3	5.0	3.7	3.0	—	0.1
Expected return on plan assets	(5.5)	(5.6)	(2.2)	(2.0)	—	—
Settlement loss (1)	1.5	—	—	—	—	—
Amortization of unrecognized prior service cost and other costs	—	—	—	0.1	0.1	0.1
Amortization of unrecognized net loss (gain)	0.1	—	0.6	0.7	(0.2)	—
Net periodic cost recognized	$1.6	$5.7	$3.8	$3.1	$(0.1)	$0.2
Components of the net periodic cost for pension and postretirement benefits for the six months ended June 30, 2025 and 2024 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2025	2024	2025	2024	2025	2024
Service cost	$0.4	$12.0	$3.2	$2.6	$—	$—
Interest cost	10.9	10.4	6.9	6.0	0.2	0.3
Expected return on plan assets	(11.5)	(11.6)	(4.2)	(3.9)	—	—
Settlement loss (1)	3.0	—	—	—	—	—
Amortization of unrecognized prior service cost and other costs	0.1	—	0.2	0.2	0.1	0.1
Amortization of unrecognized net loss (gain)	0.2	—	1.1	1.3	(0.2)	—
Net periodic cost recognized	$3.1	$10.8	$7.2	$6.2	$0.1	$0.4
_________________
(1) Represents a pension settlement accounting loss incurred in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees. Full year cash outflows are expected to exceed the service and interest cost components and trigger a settlement loss later in 2025 in the range of $6 million - $7 million. The first and second quarter losses were recorded based on this full year estimate.
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

15.     SHAREHOLDERS' EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per share	$0.21	$0.21	$0.42	$0.42
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
We repurchased 737,524 shares of our outstanding common stock for $31.7 million and 284,000 shares of our outstanding common stock for $13.6 million during the three months ended June 30, 2025 and 2024, respectively. We repurchased 1,165,098 shares of our outstanding common stock for $52.8 million and 341,000 shares of our outstanding common stock for $16.2 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had $227.1 million of remaining capacity under our current share repurchase program.
16.     INCOME TAXES
For the three months ended June 30, 2025, we earned $103.9 million before taxes and recorded a provision for income taxes of $15.6 million resulting in an effective tax rate of 15.1%. For the six months ended June 30, 2025, we earned $201.1 million before taxes and recorded a provision for income taxes of $33.4 million resulting in an effective tax rate of 16.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2025 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2025 primarily due to the net impact of foreign operations and U.S. discrete items, partially offset by state income taxes.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of June 30, 2025. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of June 30, 2025, the company is not expecting material impacts under currently enacted legislation.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA also provides for changes to the global intangible low-taxed income (“GILTI”) provision, the base-erosion and anti-abuse tax (“BEAT”) provision and the foreign derived intangible income (“FDII”) provision. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate its deferred tax balances, including future realization of its net deferred tax assets, under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected in the Company's Financial Statements for the quarterly period ended September 30, 2025.

17.     BUSINESS SEGMENT INFORMATION
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	817,500	370,592	1,188,092	—	1,188,092
Intersegment sales	1,444	858	2,302	(2,302)	—
Cost of Sales	(519,715)	(263,756)	(783,471)
Selling, general and administrative expense	(142,400)	(69,922)	(212,322)
Other Segment items (1)	5,916	—	5,916
Segment operating income	162,744	37,772	200,516
Depreciation and amortization	10,634	9,144	19,778	4,104	23,882
Identifiable assets	3,289,405	1,778,910	5,068,315	614,210	5,682,525
Capital expenditures	10,623	3,331	13,954	2,648	16,602

	Three Months Ended June 30, 2024
	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
	(Amounts in thousands)
Sales to external customers	810,613	346,279	1,156,892	—	1,156,892
Intersegment sales	1,560	1,447	3,007	(3,007)	—
Cost of Sales	(551,958)	(241,454)	(793,412)
Selling, general and administrative expense	(136,053)	(61,039)	(197,092)
Other Segment items (1)	6,816	(12,981)	(6,165)
Segment operating income	130,978	32,251	163,229
Depreciation and amortization	11,451	4,093	15,544	5,150	20,694
Identifiable assets	3,280,194	1,346,759	4,626,953	537,531	5,164,484
Capital expenditures	11,218	1,740	12,958	1,721	14,679

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,598,989	$733,646	$2,332,635	$—	$2,332,635
Intersegment sales	3,095	1,910	5,005	(5,005)	—
Cost of Sales	(1,034,393)	(527,675)	(1,562,068)
Selling, general and administrative expense	(280,080)	(138,627)	(418,707)
Other Segment items (1)	11,648	—	11,648
Segment operating income	299,259	69,254	368,513
Depreciation and amortization	20,429	18,887	39,316	8,968	48,284
Identifiable assets	3,289,405	1,778,910	5,068,315	614,210	5,682,525
Capital expenditures	17,567	5,627	23,194	5,146	28,340

	Six Months Ended June 30, 2024
	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
	(Amounts in thousands)
Sales to external customers	1,579,376	664,995	2,244,371	—	2,244,371
Intersegment sales	2,197	3,248	5,445	(5,445)	—
Cost of Sales	(1,073,420)	(469,277)	(1,542,697)
Selling, general and administrative expense	(275,763)	(119,026)	(394,789)
Other Segment items (1)	9,483	(12,981)	(3,498)
Segment operating income	241,872	66,959	308,831
Depreciation and amortization	22,875	9,046	31,921	10,353	42,274
Identifiable assets	3,280,194	1,346,759	4,626,953	537,531	5,164,484
Capital expenditures	21,041	4,067	25,108	3,181	28,289
__________________
(1) Other Segment items comprises Net Earnings from Affiliates and for the 2024 periods includes the Loss on sale of business of $13 million recorded in the FCD segment in the second quarter of 2024 related to disposal of the NAF AB control valves business.

The following are reconciliations from total segment operating income to earnings before income tax reported in the condensed consolidated income statements.

	Three Months Ended June 30,
	2025	2024
	(Amounts in thousands)
Total segment operating income	200,516	163,229
Intersegment sales	(2,302)	(3,007)
Eliminations and all other cost of sales	1,962	2,616
Eliminations and all other SG&A	(53,586)	(41,534)
Interest expense	(20,253)	(16,917)
Interest income	2,526	1,174
Net earnings (loss) from affiliates	—	—
Other income (expense), net	(25,003)	(5,263)
Earnings before income taxes	103,860	100,298

	Six Months Ended June 30,
	2025	2024
	(Amounts in thousands)
Total segment operating income	368,513	308,831
Intersegment sales	(5,005)	(5,445)
Eliminations and all other cost of sales	5,349	3,390
Eliminations and all other SG&A	(90,378)	(72,257)
Interest expense	(39,428)	(32,233)
Interest income	4,271	2,343
Net earnings (loss) from affiliates	—	(137)
Other income (expense), net	(42,262)	(6,137)
Earnings before income taxes	201,060	198,355

18.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax for the three months ended June 30, 2025 and 2024:

	2025				2024
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1) (4)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - April 1	$(584,526)	$(115,564)	$(723)	$(700,813)	$(552,117)	$(120,506)	$(818)	$(673,441)
Other comprehensive income (loss) before reclassifications (3)	111,659	(3,148)	—	108,511	(27,997)	16	—	(27,981)
Amounts reclassified from AOCL	—	1,849	24	1,873	3,566	803	24	4,393
Net current-period other comprehensive income (loss) (3)	111,659	(1,299)	24	110,384	(24,431)	819	24	(23,588)
Balance - June 30	$(472,867)	$(116,863)	$(699)	$(590,429)	$(576,548)	$(119,687)	$(794)	$(697,029)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.3) million and $(7.2) million at April 1, 2025 and 2024, respectively, and $(7.2) million and $(7.3) million at June 30, 2025 and 2024, respectively.
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

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2025(1)	2024(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	$(547)	$(678)
Prior service costs(2)	Other expense, net	(161)	(153)
Settlements and other(2)	Other expense, net	(1,500)	—
	Tax benefit (expense)	359	28
	Net of tax	$(1,849)	$(803)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(31)	$(31)
	Tax benefit (expense)	7	7
	Net of tax	$(24)	$(24)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 14, "Pension and Postretirement Benefits," for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2025 and 2024:

	2025				2024
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1) (4)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(632,097)	$(115,898)	$(747)	$(748,742)	$(523,873)	$(121,882)	$(813)	$(646,568)
Other comprehensive income (loss) before reclassifications (3)	159,230	(4,682)	—	154,548	(56,241)	531	—	(55,710)
Amounts reclassified from AOCL	—	3,717	48	3,765	3,566	1,664	19	5,249
Net current-period other comprehensive income (loss) (3)	159,230	(965)	48	158,313	(52,675)	2,195	19	(50,461)
Balance - June 30	$(472,867)	$(116,863)	$(699)	$(590,429)	$(576,548)	$(119,687)	$(794)	$(697,029)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.3) million and $(7.0) million at January 1, 2025 and 2024, respectively, and $(7.2) million and $(7.3) million at June 30, 2025 and 2024, respectively.
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
The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2025(1)	2024(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	(1,150)	(1,309)
Prior service costs(2)	Other expense, net	(313)	(306)
Settlements and other(2)	Other expense, net	(3,000)	—
	Tax benefit (expense)	746	(49)
	Net of tax	$(3,717)	$(1,664)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(62)	$(62)
	Tax benefit (expense)	14	43
	Net of tax	$(48)	$(19)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 14, "Pension and Postretirement Benefits," for additional details.

19.     REALIGNMENT PROGRAMS
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
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. We deployed the Flowserve Business System to guide the enterprise on incorporating best in class operational practices within five categories: people excellence; operational excellence; portfolio excellence; commercial excellence; and innovation excellence. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio. During 2025, we also initiated certain other portfolio and footprint optimization activities. These optimization activities together with the CORE program, are referred to as the "2025 Realignment Programs." We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $28 million of which $9 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our realignment activities:

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$787	$1,181	$1,968	$—	$1,968
SG&A	1,715	(3,505)	(1,790)	—	(1,790)
	$2,502	$(2,324)	$178	$—	$178
Non-Restructuring Charges
COS	$1,101	$2,036	$3,137	$—	$3,137
SG&A	34	1	35	(32)	3
	$1,135	$2,037	$3,172	$(32)	$3,140
Total Realignment Charges
COS	$1,888	$3,217	$5,105	$—	$5,105
SG&A	1,749	(3,504)	(1,755)	(32)	(1,787)
Total	$3,637	$(287)	$3,350	$(32)	$3,318

	Three Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$6,994	$129	$7,123	$—	$7,123
SG&A	50	(69)	(19)	(28)	(47)
Loss on sale of business (1)	—	12,981	12,981	—	12,981
	$7,044	$13,041	$20,085	$(28)	$20,057
Non-Restructuring Charges
COS	$384	$92	$476	$(78)	$398
SG&A	(770)	16	(754)	534	(220)
	$(386)	$108	$(278)	$456	$178
Total Realignment Charges
COS	$7,378	$221	$7,599	$(78)	$7,521
SG&A	(720)	$(53)	(773)	506	(267)
Loss on sale of business (1)	—	$12,981	$12,981	$—	$12,981
Total	$6,658	$13,149	$19,807	$428	$20,235
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$4,403	$8,290	$12,693	$—	$12,693
SG&A	1,821	(3,505)	(1,684)	—	(1,684)
	$6,224	$4,785	$11,009	$—	$11,009
Non-Restructuring Charges
COS	$464	$2,028	$2,492	$(66)	$2,426
SG&A	(1,069)	(120)	(1,189)	(217)	(1,406)
	$(605)	$1,908	$1,303	$(283)	$1,020

Total Realignment Charges
COS	$4,867	$10,318	$15,185	$(66)	$15,119
SG&A	752	(3,625)	(2,873)	(217)	(3,090)
Total	$5,619	$6,693	$12,312	$(283)	$12,029

	Six Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$11,408	$144	$11,552	$—	$11,552
SG&A	751	(69)	682	(28)	654
Loss on sale of business (1)	—	12,981	12,981	—	12,981
	$12,159	$13,056	$25,215	$(28)	$25,187
Non-Restructuring Charges
COS	$1,014	$844	$1,858	$(216)	$1,642
SG&A	(430)	130	(300)	873	573
	$584	$974	$1,558	$657	$2,215

Total Realignment Charges
COS	$12,422	$988	$13,410	$(216)	$13,194
SG&A	321	61	382	845	1,227
Loss on sale of business (1)	—	12,981	12,981	—	12,981
Total	$12,743	$14,030	$26,773	$629	$27,402
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

The following is a summary of total inception to date charges, net of adjustments, related to the 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$4,403	$8,290	$12,693	$—	$12,693
SG&A	1,821	(3,505)	(1,684)	—	(1,684)
	$6,224	$4,785	$11,009	$—	$11,009
Non-Restructuring Charges
COS	$3,406	$2,028	$5,434	$(66)	$5,368
SG&A	(1,069)	(120)	(1,189)	(217)	(1,406)
	$2,337	$1,908	$4,245	$(283)	$3,962
Total Realignment Charges
COS	$7,809	$10,318	$18,127	$(66)	$18,061
SG&A (1)	752	(3,625)	(2,873)	(217)	(3,090)
Total	$8,561	$6,693	$15,254	$(283)	$14,971
__________________________________

(1) Includes the immaterial reversal of previously recognized realignment charges associated with our 2023 Realignment Programs and an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs, which were recognized in the first and second quarters of 2025, respectively. Our 2023 Realignment Programs are substantially completed.
The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$27,076	$5,041	$32,117	$66	$32,183
SG&A	1,355	12,376	13,731	(28)	13,703
Loss on sale of business (1)	—	12,981	12,981	—	12,981
	$28,431	$30,398	$58,829	$38	$58,867
Non-Restructuring Charges
COS	$11,506	$6,612	$18,118	$(655)	$17,463
SG&A	14,256	2,112	16,368	19,893	$36,261
	$25,762	$8,724	$34,486	$19,238	$53,724
Total Realignment Charges
COS	$38,582	$11,653	$50,235	$(589)	$49,646
SG&A	15,611	14,488	30,099	19,865	$49,964
Loss on sale of business (1)	—	12,981	12,981	—	$12,981
Total	$54,193	$39,122	$93,315	$19,276	$112,591
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities:

	Three Months Ended June 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$66	$—	$444	$1,458	$1,968
SG&A (2)	1,256	(3,505)	57	402	(1,790)
Total	$1,322	$(3,505)	$501	$1,860	$178

	Three Months Ended June 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$(89)	$—	$6,507	$705	$7,123
SG&A	84	—	247	(378)	(47)
Loss on sale of business (1)	$—	$—	$—	$12,981	$12,981
Total	$(5)	$—	$6,754	$13,308	$20,057

	Six Months Ended June 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,721	$—	$2,444	$2,528	$12,693
SG&A (2)	1,278	(3,505)	57	486	(1,684)
Total	$8,999	$(3,505)	$2,501	$3,014	$11,009

	Six Months Ended June 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$3,896	$—	$6,507	$1,149	$11,552
SG&A	785	—	247	(378)	654
Loss on sale of business (1)	—	—	—	12,981	12,981
Total	$4,681	$—	$6,754	$13,752	$25,187
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.
(2) 2025 Contract Termination charges within SG&A include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,721	$—	$2,444	$2,528	$12,693
SG&A (2)	1,278	(3,505)	57	486	(1,684)
Total	$8,999	$(3,505)	$2,501	$3,014	$11,009

(2) Contract Termination charges within SG&A includes an immaterial non-cash gain from the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$14,164	$301	$13,655	$4,063	$32,183
SG&A	1,106	—	12,621	(24)	13,703
Loss on sale of business (1)	—	—	—	12,981	12,981
Total	$15,270	$301	$26,276	$17,020	$58,867
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the six months ended June 30, 2025 and 2024:

(Amounts in thousands)	2025	2024
Balance at January 1,	$8,300	$8,184
Charges, net of adjustments	10,666	5,566
Cash expenditures	(5,962)	(72)
Other non-cash adjustments, including currency	1,156	(2,714)
Balance at June 30,	$14,160	$10,964

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
EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including energy, chemical, power generation and general, which includes water management and pharmaceuticals, where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. We currently have approximately 16,000 employees globally and a footprint of manufacturing facilities and QRCs in more than 50 countries.
Our business model is significantly influenced by the capital and operating spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are relied upon to maximize operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 152 QRCs (some of which are shared by our two business segments) located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.

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
One Big Beautiful Bill Act - On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA also provides for changes to the global intangible low-taxed income (“GILTI”) provision, the base-erosion and anti-abuse tax (“BEAT”) provision and the foreign derived intangible income (“FDII”) provision. We are currently evaluating the impact of the OBBBA and expect the results of such evaluations to be reflected in our Financial Statements for the quarterly period ended September 30, 2025.
2025 Outlook
We continue to see growth from the end-markets we serve and focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our strategy is expected to deliver sustainable growth, while the Flowserve Business System is expected to unlock gains in organizational and operational efficiency. The current macroeconomic environment is dynamic and uncertainty exists given the trade policy actions introduced throughout 2025, including higher import tariffs in a number of countries in which we operate, the potential implementation of modified or new tariffs and related retaliatory actions. We plan to leverage our global footprint, expansive manufacturing network, flexible supply chain and ability to incorporate tariff impacts into pricing decisions to minimize the economic impact of this uncertainty to our business. We will continue to monitor and manage macroeconomic trends and uncertainties, including inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate; however, with our strong backlog, improved execution and recent acquisition of MOGAS, we expect to deliver annual revenue growth in 2025.
As of June 30, 2025, we have cash and cash equivalents of $629.2 million and $661.0 million of borrowings available under our Second Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2025.
OUR RESULTS OF OPERATIONS — Three months ended June 30, 2025 and 2024
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2, "Acquisition," to our condensed consolidated financial statements included in this Quarterly Report, effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"). We incurred $5.2 million in acquisition and integration related costs for the six months ended June 30, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statement of income. The impact of the acquisition of MOGAS is not material for the six months ended June 30, 2025.
Our realignment activities are implemented in phases. We currently anticipate a total investment of approximately $28 million in the 2025 Realignment Programs that have been evaluated and initiated, of which $9 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment.

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$1,888	$3,217	$5,105	$—	$5,105
SG&A	1,749	(3,504)	(1,755)	(32)	(1,787)
Total	$3,637	$(287)	$3,350	$(32)	$3,318

	Three Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$7,378	$221	$7,599	$(78)	$7,521
SG&A	(720)	$(53)	(773)	506	(267)
Loss on sale of business (1)	—	12,981	12,981	—	12,981
Total	$6,658	$13,149	$19,807	$428	$20,235
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$4,867	$10,318	$15,185	$(66)	$15,119
SG&A (2)	752	(3,625)	(2,873)	(217)	(3,090)
Total	$5,619	$6,693	$12,312	$(283)	$12,029

	Six Months Ended June 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$12,422	$988	$13,410	$(216)	$13,194
SG&A	321	61	382	845	1,227
Loss on sale of business (1)	—	12,981	12,981	—	12,981
Total	$12,743	$14,030	$26,773	$629	$27,402
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.
(2) Includes the immaterial reversal of previously recognized realignment charges associated with our 2023 Realignment Programs and an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs, which were recognized in the first and second quarters of 2025, respectively. Our 2023 Realignment Programs are substantially completed.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2025	2024
Bookings	$1,073.9	$1,246.1
Sales	1,188.1	1,156.9

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Bookings	$2,299.4	$2,283.8
Sales	2,332.6	2,244.4
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

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2025 decreased by $172.2 million, or 13.8%, as compared with the same period in 2024. The decrease included currency benefits of approximately $12 million. The decreased bookings were driven by decreased customer orders of $146 million in the energy industry, $39 million in the chemical industry and $23 million in the power industry, partially offset by an increase of $29 million in the general industries. The decrease in customer bookings was driven by original equipment bookings.
Bookings for the six months ended June 30, 2025 increased by $15.6 million, or 0.7%, as compared with the same period in 2024. The increase included negative currency effects of approximately $13 million. The increased bookings were driven by increased customer orders of $117 million in the general industries and $35 million in the power industry, partially offset by a decrease of $105 million in the energy industry and $43 million in the chemical industry. The increase in customer bookings was driven by aftermarket bookings.
Sales for the three months ended June 30, 2025 increased by $31.2 million, or 2.7%, as compared to the same period in 2024. The increase included currency benefits of approximately $12 million. The increased sales were driven by aftermarket customer sales, with increased customer sales of $33 million into North America, $16 million into Africa and $1 million into Europe, partially offset by decreased customer sales of $11 million into Latin America and $8 million into Asia Pacific. Net sales to international customers, including export sales from the United States, were approximately 62% of total sales for both the three months ended June 30, 2025 and 2024. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 51% of total sales for the same period in 2024.
Sales for the six months ended June 30, 2025 increased by $88.3 million, or 3.9%, as compared to the same period in 2024. The increase included negative currency effects of approximately $12 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales of $60 million into North America, $21 million into the Middle East, $13 million into Asia Pacific and $7 million into Africa, partially offset by decreased customer sales of $8 million into Europe and $4 million into Latin America. Net sales to international customers, including export sales from the United States, were approximately 62% and 63% of total sales for the six months ended June 30, 2025 and 2024, respectively. Aftermarket sales represented approximately 52% of total sales, as compared with approximately 51% of total sales for the same period in 2024.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,853.2 million at June 30, 2025 increased by $63.6 million, or 2.3%, as compared to December 31, 2024. Currency effects provided an increase of approximately $159 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 40% of the backlog at June 30, 2025 and 37% of the backlog at December 31, 2024 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $994 million related to contracts having an original expected duration of over one year as discussed in Note 4, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Gross profit	$406.6	$366.1
Gross profit margin	34.2%	31.6%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Gross profit	$775.9	$705.1
Gross profit margin	33.3%	31.4%
Gross profit for the three months ended June 30, 2025 increased by $40.5 million, or 11.1%, as compared with the same period in 2024. Gross profit margin for the three months ended June 30, 2025 of 34.2% increased from 31.6% for the same period in 2024. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, an improved selective bidding approach and decreased charges of $2.4 million related to our realignment activities, partially offset by $3.4 million of integration costs and amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition as compared to the same period in 2024.

Gross profit for the six months ended June 30, 2025 increased by $70.8 million, or 10.0%, as compared with the same period in 2024. Gross profit margin for the six months ended June 30, 2025 of 33.3% increased from 31.4% for the same period in 2024. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and an improved selective bidding approach, partially offset by $6.9 million of integration costs and amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition, higher broad-based annual incentive compensation and increased charges of $1.9 million related to our realignment activities as compared to the same period in 2024.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
SG&A	$265.9	$238.6
SG&A as a percentage of sales	22.4%	20.6%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
SG&A	$509.1	$467.0
SG&A as a percentage of sales	21.8%	20.8%
SG&A for the three months ended June 30, 2025 increased by $27.3 million, or 11.4%, as compared with the same period in 2024. Currency effects yielded an increase of approximately $3 million. SG&A increased due to $15.5 million in transaction costs incurred associated with the Chart Merger, $4.5 million of integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition and increased bad debt expense of $0.9 million, partially offset by lower broad-based annual incentive compensation, a $1.8 million discrete software asset impairment recognized in 2024 that did not recur, decreased charges of $1.5 million related to our realignment activities and a decrease in research and development costs of $1.3 million as compared to the same period in 2024. SG&A as a percentage of sales for the three months ended June 30, 2025 increased 180 basis points driven by cost increases, including those associated with the Chart Merger.
SG&A for the six months ended June 30, 2025 increased by $42.1 million, or 9.0%, as compared with the same period in 2024. Currency effects yielded a decrease of approximately $2 million. SG&A increased due to $15.5 million in transaction costs incurred associated with the Chart Merger, $7.1 million of integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition, increased bad debt expense of $3.0 million and higher broad-based annual incentive compensation, partially offset by a decrease in research and development costs of $4.4 million, decreased charges of $4.3 million related to our realignment activities and a $1.8 million discrete software asset impairment recognized in 2024 that did not recur as compared to the same period in 2024. SG&A as a percentage of sales for the six months ended June 30, 2025 increased 100 basis points driven by cost increases.
Loss on Sale of Business

	Three Months Ended June 30,
(Amounts in millions)	2025	2024
Loss on sale of business	$—	$(13.0)

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Loss on sale of business	$—	$(13.0)
The loss on sale of business for the three and six months ended June 30, 2025 decreased by $13.0 million due to the divestiture of NAF AB in 2024, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. See Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report for additional information on this transaction.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2025	2024
Net earnings from affiliates	$5.9	$6.8

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Net earnings from affiliates	$11.6	$9.3
Net earnings from affiliates for the three months ended June 30, 2025 decreased by $0.9 million, or 13.2%, as compared with the same period in 2024. The decrease in net earnings was primarily a result of decreased earnings of our FPD joint venture in South Korea.
Net earnings from affiliates for the six months ended June 30, 2025 increased by $2.3 million, or 24.7%, as compared with the same period in 2024. The increase in net earnings was primarily a result of increased earnings of our FPD joint venture in South Korea.
Operating Income

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Operating income	$146.6	$121.3
Operating income as a percentage of sales	12.3%	10.5%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Operating income	$278.5	$234.4
Operating income as a percentage of sales	11.9%	10.4%
Operating income for the three months ended June 30, 2025 increased by $25.3 million, or 20.9%, as compared with the same period in 2024. The increase included currency benefits of approximately $2 million. The increase was primarily a result of the $40.5 million increase in gross profit, partially offset by the $27.3 million increase in SG&A.
Operating income for the six months ended June 30, 2025 increased by $44.1 million, or 18.8%, as compared with the same period in 2024. The increase included negative currency effects of approximately $2 million. The increase was primarily a result of the $70.8 million increase in gross profit, partially offset by the $42.1 million increase in SG&A.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2025	2024
Interest expense	$(20.3)	$(16.9)
Interest income	2.5	1.2

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Interest expense	$(39.4)	$(32.2)
Interest income	4.3	2.3
Interest expense for the three months ended June 30, 2025 increased by $3.4 million, as compared with the same period in 2024, primarily due to higher outstanding debt during the period. Interest income for the three months ended June 30, 2025 increased by $1.3 million primarily due to higher average balance as compared to the same period in 2024.
Interest expense for the six months ended June 30, 2025 increased by $7.2 million, as compared with the same period in 2024, primarily due to higher outstanding debt during the period. Interest income for the six months ended June 30, 2025 increased by $2.0 million primarily due to higher average balance as compared to the same period in 2024.
Other Expense, Net

	Three Months Ended June 30,
(Amounts in millions)	2025	2024
Other expense, net	$(25.0)	$(5.3)

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Other expense, net	$(42.3)	$(6.1)
Other expense, net for the three months ended June 30, 2025 increased $19.7 million as compared to the same period in 2024, primarily due to a $23.1 million increase in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $3.3 million increase in gains arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Swedish krona, Singapore dollar and Indian rupee real during the three months ended June 30, 2025, as compared to the same period in 2024. The three-month period ended June 30, 2025 also includes a pension settlement loss of $1.5 million incurred in conjunction with the freeze of our U.S. Qualified pension plan, which represents a portion of the estimated full year expected settlement loss of $6 million - $7 million triggered due to expected cash outflows exceeding service and interest costs.
Other expense, net for the six months ended June 30, 2025 increased $36.2 million as compared to the same period in 2024, primarily due to a $26.0 million increase in losses from transactions in currencies other than our sites' functional currencies and a $6.6 million increase in losses arising from transactions on foreign exchange forward contracts. The net change was primarily due to the foreign currency exchange rate movements in the Euro, Swedish krona, and Singapore dollar during the six months ended June 30, 2025, as compared to the same period in 2024. The six months ended June 30, 2025 also includes a pension settlement loss of $3.0 million incurred in conjunction with the freeze of our U.S. Qualified pension plan, which represents a portion of the estimated full year expected settlement loss of $6 million - $7 million triggered due to expected cash outflows exceeding service and interest costs.

Income Taxes and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Provision for (benefit from) income taxes	$15.6	$23.8
Effective tax rate	15.1%	23.8%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Provision for (benefit from) income taxes	$33.4	$44.0
Effective tax rate	16.6%	22.2%
The effective tax rate of 15.1% for the three months ended June 30, 2025 decreased from 23.8% for the same period in 2024. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2025 primarily due to the net impact of foreign operations. Refer to Note 16, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 16.6% for the six months ended June 30, 2025 decreased from 22.2% for the same period in 2024. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2025 primarily due to the net impact of foreign operations and U.S. discrete items, partially offset by state income tax. Refer to Note 16, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2025	2024
Other comprehensive income (loss):	$110.4	$(23.6)

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Other comprehensive income (loss):	$158.3	$(50.5)
Other comprehensive income for the three months ended June 30, 2025 increased by $134.0 million from a loss of $23.6 million in the same period in 2024. The increase was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound, and Mexican peso versus the U.S. dollar during the three months ended June 30, 2025, as compared to the same period in 2024.
Other comprehensive income for the six months ended June 30, 2025 increased by $208.8 million from a loss of $50.5 million in the same period in 2024. The increase was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the six months ended June 30, 2025, as compared to the same period in 2024.
Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pumps Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pretest, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD includes highly engineered pump products with longer lead times and mechanical seals, that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the energy, power generation, chemical, and general industries. FPD operates in 49 countries with 37 manufacturing facilities worldwide, 12 of which are located in North America, 11 in Europe and the Middle East, eight in Asia Pacific, and six in Latin America, and it operates 127 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$723.8	$898.8
Sales	818.9	812.2
Gross profit	299.2	260.2
Gross profit margin	36.5%	32.0%
SG&A	142.4	136.1
Segment operating income	162.7	131.0
Segment operating income as a percentage of sales	19.9%	16.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$1,576.1	$1,602.2
Sales	1,602.1	1,581.6
Gross profit	567.7	508.2
Gross profit margin	35.4%	32.1%
SG&A	280.1	275.8
Segment operating income	299.3	241.9
Segment operating income as a percentage of sales	18.7%	15.3%
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
Bookings for the three months ended June 30, 2025 decreased by $175.0 million, or 19.5%, as compared to the same period in 2024. The decrease included currency benefits of approximately $10 million. The decrease in customer bookings was primarily driven by decreased customer orders of $159 million in the energy industry, $31 million in the chemical industry and $16 million in the power industry, partially offset by increased customer orders of $27 million in the general industries. Customer bookings decreased $166 million into the Middle East, $11 million into Europe, $8 million into Latin America, $4 million into Asia Pacific and $1 million into Africa, and were partially offset by increased customer orders of $9 million into North America. The decrease in customer bookings was driven by original equipment bookings.
Bookings for the six months ended June 30, 2025 decreased by $26.1 million, or 1.6%, as compared to the same period in 2024. The decrease included negative currency effects of approximately $10 million. The decrease in customer bookings was primarily driven by decreased customer orders of $142 million in the energy industry and $32 million in the chemical industry, partially offset by increased customer orders of $107 million in the general industries and $39 million in the power industry. Customer bookings decreased $128 million into the Middle East, $17 million into Latin America and $13 million into Asia Pacific, and were partially offset by increased customer orders of $88 million into North America, $27 million into Africa and $14 million into Europe. The decrease in customer bookings was driven by original equipment bookings.
Sales for the three months ended June 30, 2025 increased by $6.7 million, or 0.8% as compared to the same period in 2024 and included currency benefits of approximately $9 million. The increase was driven by aftermarket customer sales. Increased customer sales of approximately $20 million into North America and $17 million into Africa were partially offset by decreased customer sales of approximately $17 million into Latin America, $7 million into Asia Pacific and $6 million into Europe.
Sales for the six months ended June 30, 2025 increased by $20.5 million, or 1.3% as compared to the same period in 2024 and included negative currency effects of approximately $10 million. The increase was driven by aftermarket customer sales. Increased customer sales of approximately $36 million into North America, $14 million into Africa and $10 million into the Middle East were partially offset by decreased customer sales of approximately $16 million into Asia Pacific, $15 million into Latin America and $10 million into Europe.
Gross profit for the three months ended June 30, 2025 increased by $39.0 million, or 15.0%, as compared to the same period in 2024. Gross profit margin for the three months ended June 30, 2025 of 36.5% increased from 32.0% for the same period in 2024. The increase in gross profit margin was primarily due to strategic sourcing decisions, an improved selective bidding approach, favorable mix and decreased charges of $5.5 million related to our realignment activities, partially offset by higher broad-based annual incentive compensation as compared to the same period in 2024.
Gross profit for the six months ended June 30, 2025 increased by $59.5 million, or 11.7%, as compared to the same period in 2024. Gross profit margin for the six months ended June 30, 2025 of 35.4% increased from 32.1% for the same period in 2024. The increase in gross profit margin was primarily due to strategic sourcing decisions, an improved selective bidding approach, favorable mix and decreased charges of $7.6 million related to our realignment activities, partially offset by higher broad-based annual incentive compensation as compared to the same period in 2024.
SG&A for the three months ended June 30, 2025 increased by $6.3 million, or 4.6%, as compared to the same period in 2024. Currency effects yielded an increase of approximately $2 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation and increased charges of $2.5 million related to our realignment activities, partially offset by decreased research and development expense of $2.6 million and decreased bad debt expense of $0.3 million as compared to the same period in 2024.

SG&A for the six months ended June 30, 2025 increased by $4.3 million, or 1.6%, as compared to the same period in 2024. Currency effects yielded a decrease of approximately $2 million. The increase in SG&A was primarily due to higher broad-based annual incentive compensation and increased charges of $0.4 million related to our realignment activities, partially offset by decreased research and development expense of $5.4 million and decreased bad debt expense of $0.7 million as compared to the same period in 2024.
Operating income for the three months ended June 30, 2025 increased by $31.7 million, or 24.2%, as compared to the same period in 2024. The increase included currency benefits of approximately $2 million. The increase was primarily due to the $39.0 million increase in gross profit partially offset by the $6.3 million increase in SG&A.
Operating income for the six months ended June 30, 2025 increased by $57.4 million, or 23.7%, as compared to the same period in 2024. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $59.5 million increase in gross profit partially offset by the $4.3 million increase in SG&A.
Backlog of $1,980.7 million at June 30, 2025 increased by $50.3 million, or 2.6%, as compared to December 31, 2024. Currency effects provided an increase of approximately $133 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 44 manufacturing facilities and QRCs in 22 countries around the world, with six of its 19 manufacturing operations located in the United States, seven located in Europe and the Middle East, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$354.7	$349.2
Sales	371.5	347.7
Gross profit	107.7	106.3
Gross profit margin	29.0%	30.6%
SG&A	69.9	61.0
Loss on sale of business	—	(13.0)
Segment operating income	37.8	32.3
Segment operating income as a percentage of sales	10.2%	9.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$730.4	$689.9
Sales	735.6	668.2
Gross profit	207.9	199.0
Gross profit margin	28.3%	29.8%
SG&A	138.6	119.0
Loss on sale of business	—	(13.0)
Segment operating income	69.3	67.0
Segment operating income as a percentage of sales	9.4%	10.0%
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

Bookings for the three months ended June 30, 2025 increased by $5.5 million, or 1.6%, as compared with the same period in 2024. Bookings included currency benefits of approximately $2 million. The increase in customer bookings was driven by increased customer orders of $13 million in the energy industry and $2 million in the general industries, partially offset by decreased customer orders of $8 million in the chemical industry and $7 million in the power industry. Increased customer bookings were driven by increased orders of $20 million into the Middle East, $4 million into North America and $2 million into Africa, partially offset by decreased orders of $19 million into Europe, $6 million into Asia Pacific and $2 million into Latin America. The increase was primarily driven by customer aftermarket bookings.
Bookings for the six months ended June 30, 2025 increased by $40.5 million, or 5.9%, as compared with the same period in 2024. Bookings included negative currency effects of approximately $3 million. The increase in customer bookings was primarily driven by increased customer orders of $37 million in the energy industry and $10 million in the general industries, partially offset by decreased customer orders of $11 million in the chemical industry and $4 million in the power industry. Increased customer bookings were driven by increased orders of $46 million into the Middle East, $46 million into North America and $1 million into Africa, partially offset by decreased orders of $39 million into Europe and $22 million into Asia Pacific. The increase was driven by both customer original equipment and aftermarket bookings.
Sales for the three months ended June 30, 2025 increased $23.8 million, or 6.8%, as compared with the same period in 2024. The increase included currency benefits of approximately $3 million. Increased sales were driven by both original equipment and aftermarket customer sales. The increase was primarily driven by increased customer sales of $13 million into North America, $7 million into Europe and $6 million into Latin America, partially offset by decreased customer sales of $1 million into Asia Pacific.
Sales for the six months ended June 30, 2025 increased $67.4 million, or 10.1%, as compared with the same period in 2024. The increase included negative currency effects of approximately $2 million. Increased sales were driven by both original equipment and aftermarket customer sales. The increase was primarily driven by increased customer sales of $29 million into Asia Pacific, $24 million into North America, $12 million into Latin America, $11 million into the Middle East and $2 million into Europe, partially offset by decreased customer sales of $7 million into Africa.
Gross profit for the three months ended June 30, 2025 increased by $1.4 million, or 1.3%, as compared with the same period in 2024. Gross profit margin for the three months ended June 30, 2025 of 29.0% decreased from 30.6% for the same period in 2024. The decrease in gross profit margin was primarily due to $3.4 million of integration costs and amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition and increased charges of $3.0 million related to our realignment activities, partially offset by the favorable impact of previously implemented sales price increases as compared to the same period in 2024.
Gross profit for the six months ended June 30, 2025 increased by $8.9 million, or 4.5%, as compared with the same period in 2024. Gross profit margin for the six months ended June 30, 2025 of 28.3% decreased from 29.8% for the same period in 2024. The decrease in gross profit margin was primarily due to increased charges of $9.3 million related to our realignment activities and $6.9 million of integration costs and amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition, partially offset by the favorable impact of previously implemented sales price increases and lower broad-based annual incentive compensation as compared to the same period in 2024.
SG&A for the three months ended June 30, 2025 increased by $8.9 million, or 14.6%, as compared with the same period in 2024. Currency effects provided an increase of approximately 1 million. The increase in SG&A was primarily due to $4.5 million of integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition and increased bad debt expense of $1.2 million, partially offset by decreased charges of $3.5 million related to our realignment activities and a $1.5 million decrease in research and development costs as compared to the same period in 2024.
SG&A for the six months ended June 30, 2025 increased by $19.6 million, or 16.5%, as compared with the same period in 2024. Currency effects provided a decrease of less than $1 million. The increase in SG&A was primarily due to $7.1 million of integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition and increased bad debt expense of $3.8 million, partially offset by decreased charges of $3.7 million related to our realignment activities and a $1.2 million decrease in research and development costs as compared to the same period in 2024.
Loss on sale of business for the three and six months ended June 30, 2025 decreased by $13.0 million due to the divestiture of NAF AB in 2024, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. The loss on sale of business is included within charges related to our realignment activities.
Operating income for the three months ended June 30, 2025 increased by $5.5 million, or 17.0%, as compared with the same period in 2024. The increase included negative currency effects of less than $1 million. The increase was primarily due to the $13.0 million loss on sale of business in 2024 that did not recur and the $1.4 million increase in gross profit, partially offset by the $8.9 million increase in SG&A.
Operating income for the six months ended June 30, 2025 increased by $2.3 million, or 3.4%, as compared with the same period in 2024. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $13.0 million loss on sale of business in 2024 that did not recur and the $8.9 million increase in gross profit, partially offset by the $19.6 million increase in SG&A.
Backlog of $880.9 million at June 30, 2025 increased by $11.3 million, or 1.3%, as compared to December 31, 2024. Currency effects provided an increase of approximately $26 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Net cash flows provided by operating activities	$104.2	$49.5
Net cash flows (used) by investing activities	(27.5)	(30.1)
Net cash flows (used) by financing activities	(154.4)	(36.7)
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
Our cash balance decreased by $46.2 million to $629.2 million at June 30, 2025, as compared with December 31, 2024. The cash activity during the first six months of 2025 included cash provided by operating activities, $55.2 million in dividend payments, $52.8 million of share repurchases, $15.0 million contingent consideration payment related to the MOGAS acquisition, $28.3 million in capital expenditures and $18.8 million of payments on our $500.0 million unsecured term loan facility (the "Term Loan").
For the six months ended June 30, 2025, our cash provided by operating activities was $104.2 million, as compared to cash provided of $49.5 million for the same period in 2024. Cash flow used by working capital decreased for the six months ended June 30, 2025, primarily due to increased cash flows provided by, or decreased cash flows used by, accounts receivable, inventories and prepaid expenses and other assets , partially offset by decreased cash flows provided by, or increased cash flows used by, contract assets, accounts payable, contract liabilities and accrued liabilities as compared to the same period in 2024.
Increases in accounts receivable used $22.6 million of cash flow for the six months ended June 30, 2025, compared to cash used of $168.5 million for the same period in 2024. As of June 30, 2025, our days’ sales outstanding ("DSO") was 80 days as compared to 80 days as of June 30, 2024.
Increases in contract assets used $28.9 million of cash flow for the six months ended June 30, 2025, as compared to cash used of $13.3 million for the same period in 2024.
Changes in inventory provided $14.2 million of cash flow for the six months ended June 30, 2025, as compared to cash provided of $3.6 million for the same period in 2024. Inventory turns were 3.5 times at June 30, 2025, as compared to 3.6 times as of June 30, 2024.
Changes in accounts payable used $10.4 million of cash flow for the six months ended June 30, 2025, as compared to cash provided of $14.4 million for the same period in 2024. Decreases in accrued liabilities used $84.5 million of cash flow for the six months ended June 30, 2025, as compared to cash used of $47.8 million for the same period in 2024.
Decreases in contract liabilities used $15.3 million of cash flow for the six months ended June 30, 2025, as compared to cash provided of $10.9 million for the same period in 2024.
Cash flows used by investing activities during the six months ended June 30, 2025 were $27.5 million, as compared to cash used of $30.1 million for the same period in 2024. Capital expenditures during the six months ended June 30, 2025 were $28.3 million, an increase of less than $0.1 million as compared with the same period in 2024. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2025, we currently estimate capital expenditures to be between $80 million and $90 million, before consideration of any merger and acquisition activity.
Cash flows used by financing activities during the six months ended June 30, 2025 were $154.4 million, as compared to $36.7 million of cash flows used for the same period in 2024. Cash outflows in the six months ended June 30, 2025 resulted primarily from the $52.8 million in stock repurchases, $55.2 million of dividend payments, $18.8 million of payments on our Term Loan, $15.0 million contingent consideration payment related to the MOGAS acquisition and $11.3 million in payments related to tax withholding for stock-based compensation. Cash outflows during the six months ended June 30, 2024 resulted primarily from the $55.3 million of dividend payments, $30.0 million of payments on our Term Loan and $16.2 million in stock repurchases.
As of June 30, 2025, we had an available capacity of $661.0 million on our Second Amended and Restated Credit Agreement, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of October 10, 2029. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Second Amended and Restated Credit Agreement and is also reduced by outstanding letters of credit. Our Second Amended and Restated Credit Agreement is committed and held by a diversified group of financial institutions. Refer to Note 8, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Second Amended and Restated Credit Agreement.
During the six months ended June 30, 2025, we have made no cash contributions to our U.S. pension plan. We have no obligation to make contributions to our U.S. pension plans in 2025, but have authorization for contributions up to $10 million. At December 31, 2024, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of June 30, 2025, we have $227.1 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 8, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Second Amended and Restated Credit Agreement and related covenants. We were in compliance with all applicable covenants under our Second Amended and Restated Credit Agreement as of June 30, 2025.
As of June 30, 2025, we have cash and cash equivalents of $629.2 million and $661.0 million of borrowings available under our Second Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2025.
OUR CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report. The critical policies, for which no significant changes have occurred in the six months ended June 30, 2025, include:
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $111.7 million and $(24.4) million for the three months ended June 30, 2025 and 2024, respectively, and $159.2 million and $(52.7) million for the six months ended June 30, 2025 and 2024, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2025, we had a U.S. dollar equivalent of $697.3 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $695.9 million at December 31, 2024. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(20.0) million and $(0.2) million for the three months ended June 30, 2025 and 2024, respectively, and $(31.4) million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2025, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2025 would have impacted our net earnings by approximately $16.0 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.LEGAL PROCEEDINGS
We are party to the legal proceedings that are described in Note 13, "Legal Matters and Contingencies," to our condensed consolidated financial statements included in "Item 1. Financial Statements" of this Quarterly Report, and such disclosure is incorporated by reference into this "Item 1. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.
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
There have been no material changes in risk factors discussed in our 2024 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended June 30, 2025, our 2024 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Note 15, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective February 19, 2024, the Board of Directors approved a $300.0 million share repurchase authorization, which included approximately $96.1 million of remaining capacity under the prior $500.0 million share repurchase authorization. We repurchased 737,524 shares of our outstanding common stock for $31.7 million and 284,000 shares of our outstanding common stock for $13.6 million during the three months ended June 30, 2025 and 2024, respectively. We repurchased 1,165,098 shares of our outstanding common stock for $52.8 million and 341,000 shares of our outstanding common stock for $16.2 million during the six months ended June 30, 2025 and 2024, respectively.  As of June 30, 2025, we have $227.1 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	2,088	(2)	$42.93	737,524	$227.1
May 1 - 31	2,737	(3)	48.73	—	227.1
June 1 - 30	811	(2)	47.15	—	227.1
Total	5,636		$46.36	737,524
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
(3)Includes 967 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $51.45 and 1,770 shares purchased at a price of $47.25 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, no such plans or other arrangements were adopted, terminated or modified.

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

10.1
Mutual Termination Agreement, dated as of July 28, 2025, by and among Chart Industries, Inc., Flowserve Corporation, Big Sur Merger Sub, Inc. and Napa Merger Sub LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on July 29, 2025).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101)
_______________________
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	July 30, 2025	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2025	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)