Form 10-Q
period 2025-09-30
FLOWSERVE CORP
filed 2025-10-28
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025
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

As of October 22, 2025 there were 127,115,509 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2025 and 2024 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2025 and 2024 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2025 and December 31, 2024 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended September 30, 2025 and 2024 (unaudited)	4
Condensed Consolidated Statements of Shareholders' Equity – Nine Months Ended September 30, 2025 and 2024 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2025 and 2024 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	44
Item 5. Other Information	44
Item 6. Exhibits	45
SIGNATURES	46

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2025	2024
	(Amounts in thousands, except per share data)
Sales	$1,174,434	$1,133,087
Cost of sales	(794,148)	(776,020)
Gross profit	380,286	357,067
Selling, general and administrative expense	(305,152)	(259,025)
Net earnings from affiliates	4,138	5,150
Operating income	79,272	103,192
Interest expense	(18,738)	(16,587)
Interest income	792	1,403
Other income (expense), net	256,220	(5,920)
Earnings before income taxes	317,546	82,088
Provision for income taxes	(93,688)	(18,739)
Net earnings, including noncontrolling interests	223,858	63,349
Less: net earnings attributable to noncontrolling interests	(4,276)	(4,967)
Net earnings attributable to Flowserve Corporation	$219,582	$58,382
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.69	$0.44
Diluted	1.67	0.44

Weighted average shares - basic	130,315	131,395
Weighted average shares - diluted	131,235	132,247
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2025	2024
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$223,858	$63,349
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $368 and $66, respectively	(16,916)	52,872
Pension and other postretirement effects, net of taxes of ($373) and ($23), respectively	2,987	(2,221)
Cash flow hedging activity, net of taxes of ($7) and ($7), respectively	25	23
Other comprehensive income (loss):	(13,904)	50,674
Comprehensive income including noncontrolling interests	209,954	114,023
Comprehensive (income) loss attributable to noncontrolling interests	28,388	(4,966)
Comprehensive income attributable to Flowserve Corporation	$238,342	$109,057
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Amounts in thousands, except per share data)
Sales	$3,507,069	$3,377,458
Cost of sales	(2,350,867)	(2,315,326)
Gross profit	1,156,202	1,062,132
Selling, general and administrative expense	(814,237)	(726,070)
Loss on sale of business	—	(12,981)
Net earnings from affiliates	15,786	14,494
Operating income	357,751	337,575
Interest expense	(58,166)	(48,820)
Interest income	5,063	3,746
Other income (expense), net	213,958	(12,057)
Earnings before income taxes	518,606	280,444
Provision for income taxes	(127,067)	(62,728)
Net earnings, including noncontrolling interests	391,539	217,716
Less: Net earnings attributable to noncontrolling interests	(16,298)	(12,498)
Net earnings attributable to Flowserve Corporation	$375,241	$205,218
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.87	$1.56
Diluted	2.85	1.55

Weighted average shares - basic	130,910	131,520
Weighted average shares - diluted	131,836	132,343
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$391,539	$217,716
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of ($5,360) and $3,174, respectively	142,314	197
Pension and other postretirement effects, net of taxes of ($1,119) and $26, respectively	2,022	(26)
Cash flow hedging activity, net of taxes of ($21) and ($50), respectively	73	42
Other comprehensive income (loss):	144,409	213
Comprehensive income including noncontrolling interests	535,948	217,929
Comprehensive (income) loss attributable to noncontrolling interests	16,273	(12,212)
Comprehensive income attributable to Flowserve Corporation	$552,221	$205,717

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$833,847	$675,441
Accounts receivable, net of allowance for expected credit losses of $89,606 and $79,059, respectively	1,049,798	976,739
Contract assets, net of allowance for expected credit losses of $4,915 and $3,404, respectively	344,446	298,906
Inventories	847,732	837,254
Prepaid expenses and other	89,002	116,157
Total current assets	3,164,825	2,904,497
Property, plant, and equipment, net of accumulated depreciation of $1,219,158 and $1,142,667, respectively	557,677	539,703
Operating lease right-of-use asset, net	170,075	159,400
Goodwill	1,343,417	1,286,295
Deferred taxes	185,116	221,742
Other intangible assets, net	177,533	188,604
Other assets, net of allowance for expected credit losses of $66,152 and $66,081, respectively	231,671	200,580
Total assets	$5,830,314	$5,500,821
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$600,927	$545,310
Accrued liabilities	542,705	561,486
Contract liabilities	279,760	283,670
Debt due within one year	46,350	44,059
Operating lease liabilities	35,085	33,559
Total current liabilities	1,504,827	1,468,084
Long-term debt due after one year	1,435,568	1,460,132
Operating lease liabilities	154,148	149,838
Retirement obligations and other liabilities	411,337	371,055
Contingencies (See Note 12)
Shareholders’ equity:
Preferred shares, $1.00 par value	—	—
Shares authorized — 1,000, no shares issued
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	496,356	502,045
Retained earnings	4,317,965	4,025,750
Treasury shares, at cost — 48,817 and 45,688 shares, respectively	(2,180,651)	(2,007,869)
Deferred compensation obligation	6,526	8,172
Accumulated other comprehensive loss	(596,990)	(741,424)
Total Flowserve Corporation shareholders' equity	2,264,197	2,007,665
Noncontrolling interests	60,237	44,047
Total equity	2,324,434	2,051,712
Total liabilities and equity	$5,830,314	$5,500,821
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - July 1, 2025	176,793	$220,991	$489,530	$4,125,669	(46,233)	$(2,036,348)	$6,413	$(583,204)	$55,951	$2,279,002
Stock activity under stock plans	—	—	(139)	—	19	820	113	—	—	794
Stock-based compensation	—	—	6,965	—	—	—	—	—	—	6,965
Net earnings	—	—	—	219,582	—	—	—	—	4,276	223,858
Cash dividends declared ($0.21 per share)	—	—	—	(27,286)	—	—	—	—	—	(27,286)
Repurchases of common shares	—	—	—	—	(2,603)	(145,123)	—	—	—	(145,123)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(13,786)	(118)	(13,904)
Other, net	—	—	—	—	—	—	—	—	128	128
Balance - September 30, 2025	176,793	$220,991	$496,356	$4,317,965	(48,817)	$(2,180,651)	$6,526	$(596,990)	$60,237	$2,324,434

Balance - July 1, 2024	176,793	$220,991	$489,786	$3,945,577	(45,620)	$(2,004,494)	$7,979	$(689,775)	$46,260	$2,016,324
Stock activity under stock plans	—	—	(321)	—	2	41	97	—	—	(183)
Stock-based compensation	—	—	7,208	—	—	—	—	—	—	7,208
Net earnings	—	—	—	58,382	—	—	—	—	4,967	63,349
Cash dividends declared ($0.21 per share)	—	—	—	(27,943)	—	—	—	—	—	(27,943)
Repurchases of common shares	—	—	—	—	(83)	(3,908)	—	—	—	(3,908)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	50,675	(1)	50,674
Balance - September 30, 2024	176,793	$220,991	$496,673	$3,976,016	(45,701)	$(2,008,361)	$8,076	$(639,100)	$51,226	$2,105,521

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - January 1, 2025	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
Stock activity under stock plans	—	—	(31,476)	—	639	25,138	(1,646)	—	—	(7,984)
Stock-based compensation	—	—	25,787	—	—	—	—	—	—	25,787
Net earnings	—	—	—	375,241	—	—	—	—	16,298	391,539
Cash dividends declared ($0.63 per share)	—	—	—	(83,026)	—	—	—	—	—	(83,026)
Repurchases of common shares	—	—	—	—	(3,768)	(197,920)	—	—	—	(197,920)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	144,434	(25)	144,409
Other, net	—	—	—	—	—	—	—	—	(83)	(83)
Balance - September 30, 2025	176,793	$220,991	$496,356	$4,317,965	(48,817)	$(2,180,651)	$6,526	$(596,990)	$60,237	$2,324,434

Balance - January 1, 2024	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(34,460)	—	608	26,183	134	—	—	(8,143)
Stock-based compensation	—	—	24,608	—	—	—	—	—	—	24,608
Net earnings	—	—	—	205,218	—	—	—	—	12,498	217,716
Cash dividends declared ($0.63 per share)	—	—	—	(83,919)	—	—	—	—	—	(83,919)
Repurchases of common shares	—	—	—	—	(424)	(20,070)	—	—	—	(20,070)
Other comprehensive income income (loss), net of tax	—	—	—	—	—	—	—	499	(286)	213
Other, net	—	—	—	—	—	—	—	2	63	65
Balance - September 30, 2024	176,793	$220,991	$496,673	$3,976,016	(45,701)	$(2,008,361)	$8,076	$(639,100)	$51,226	$2,105,521
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2025	2024
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$391,539	$217,716
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	58,685	56,765
Amortization of intangible and other assets	14,009	6,482
Loss on sale of business	—	12,981
Stock-based compensation	25,787	24,608
Foreign currency, asset write downs and other non-cash adjustments	(3,326)	11,580
Change in assets and liabilities:
Accounts receivable, net	(26,081)	(96,402)
Inventories	26,727	2,944
Contract assets, net	(35,157)	(23,293)
Prepaid expenses and other assets, net	(7,362)	3,505
Accounts payable	31,158	24,654
Contract liabilities	(17,857)	8,466
Accrued liabilities	(30,488)	(33,850)
Retirement obligations and other liabilities	31,900	8,696
Net deferred taxes	46,524	3,108
Net cash flows provided by operating activities	506,058	227,960
Cash flows — Investing activities:
Capital expenditures	(45,534)	(52,169)
Proceeds from disposal of assets	1,067	612
Payments for disposition of business	—	(2,555)
Net cash flows (used) by investing activities	(44,467)	(54,112)
Cash flows — Financing activities:
Payments on term loan	(28,125)	(45,000)
Proceeds under revolving credit facility	50,000	100,000
Payments under revolving credit facility	(50,000)	(50,000)
Proceeds under other financing arrangements	10,562	1,001
Payments under other financing arrangements	(3,310)	(784)
Repurchases of common shares	(197,920)	(20,070)
Payments related to tax withholding for stock-based compensation	(11,584)	(9,407)
Payments of dividends	(82,671)	(82,848)
Contingent consideration payment related to acquired business	(15,000)	—
Other	(2,899)	(272)
Net cash flows (used) by financing activities	(330,947)	(107,380)
Effect of exchange rate changes on cash and cash equivalents	27,762	(401)
Net change in cash and cash equivalents	158,406	66,067
Cash and cash equivalents at beginning of period	675,441	545,678
Cash and cash equivalents at end of period	$833,847	$611,745
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2025 and 2024 and condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report").
Termination of Merger with Chart Industries, Inc. - As previously disclosed, on June 3, 2025, Flowserve entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Flowserve, Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve (“First Merger Sub”), Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (“Second Merger Sub”), and Chart Industries, Inc., a Delaware corporation (“Chart”), which provided that, upon the terms and subject to the conditions set forth therein, First Merger Sub would merge with and into Chart (the “First Merger”), with Chart surviving as a wholly owned subsidiary of Flowserve (the “Initial Surviving Company”) and (ii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Initial Surviving Company would merge with and into Second Merger Sub (the “Second Merger”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of Flowserve (collectively, the "Chart Merger").
On July 28, 2025, Flowserve, Chart, First Merger Sub and Second Merger Sub entered into an agreement to terminate the Merger Agreement (the “Mutual Termination Agreement”). Pursuant to the Mutual Termination Agreement, the Merger Agreement was terminated and, in connection therewith, Flowserve received a payment of $266 million dollars in cash on behalf of Chart consisting of (i) the $250 million termination fee payable to Flowserve pursuant to the Merger Agreement and (ii) an additional agreed upon amount of $16 million to reimburse Flowserve for certain expenses. The termination fee is included in Other income (expense), net in our condensed consolidated statements of income and as a part of operating activities within our condensed consolidated statement of cash flows for the period ended September 30, 2025.
The Mutual Termination Agreement also provides for the mutual release by each of Flowserve and Chart of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. Pursuant to the Mutual Termination Agreement, Flowserve and Chart have also entered into a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term. We incurred $25.7 million in transaction costs related to the Chart Merger for the three-month period ended September 30, 2025 and $41.2 million for the nine-month period ended September 30, 2025, which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statements of income.
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
We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to global supply chain issues and inflationary pressures. We reevaluated our financial exposure and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. We made no further adjustments through September 30, 2025. To date, impacts have not been material to our business, and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
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
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326)."The amendments provide a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under the update, an entity who elects the practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts to estimate expected credit losses. The update also includes an accounting policy election which is not relevant to Flowserve as a public business entity. The amendments are effective prospectively for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." The amendments affect criteria for capitalization of internal-use software costs, removing references to project stages and adding guidance on how an entity should evaluate whether there is significant uncertainty associated with the development activities prior to capitalizing development costs, referred to the “probable-to-complete recognition threshold”. The updates are intended to provide accounting guidance that is neutral to different software development methods used. The amendments also specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment – Overall, are required for all capitalized internal-use software costs rather than the disclosure requirements in ASC 350-30-50-1 through 50-3, and relocated website development costs guidance to Subtopic 350-40, superseding Subtopic 350-50. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively, retrospectively, or in a modified transition approach. We are evaluating the impact of this ASU on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)." The amendments refine the derivative scope in Topic 815 to exclude non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties from derivative accounting. The update also includes a scope clarification that requires an entity to apply the guidance in Topic 606 to a revenue contract that includes share-based noncash consideration from a customer. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively or in a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We are evaluating the impact of this ASU on our consolidated financial statements.

2.     ACQUISITION
On October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), for a purchase price of $290.0 million, subject to additional closing working capital adjustments of $17.2 million and net of cash acquired of $3.1 million, and an incremental contingent earn-out payment of $15.0 million which was paid in the first quarter of 2025. MOGAS, a previously privately held provider of mission-critical severe service valves and associated aftermarket services, is based in Houston, Texas and has operations primarily in North America and, to a lesser extent, Europe and Asia Pacific. The acquisition was funded using a combination of cash on hand and term loan financing under our Second Amended and Restated Credit Agreement discussed in Note 7, "Debt and Finance Lease Obligations." MOGAS's differentiated valve products are expected to enhance our installed base, creating meaningful aftermarket opportunities with the addition of MOGAS's strong brand, heritage, and technical expertise in diverse and attractive end markets, including the growing mining industry. The acquisition was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting.
During the fourth quarter of 2024, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis as presented in Note 2, "Acquisition" in our consolidated financial statements included in our 2024 Annual Report. During the third quarter of 2025 we recorded immaterial measurement period adjustments related to working capital accounts, property, plant and equipment and the final determination of purchase price with a net offsetting impact to goodwill of $8.2 million. The allocation of the purchase price is considered final as of the period ended September 30, 2025. The preliminary and final allocation of the purchase price is summarized below:

(Amounts in thousands)	October 15, 2024 (As originally reported)	Measurement Period Adjustments	October 15, 2024 (As adjusted)
Accounts receivable	55.0	$—	$55.0
Contract assets	13.7	$—	$13.7
Inventories	45.3	(2.2)	43.1
Prepaid expenses and other	4.6	—	4.6
Indemnification asset	7.5	—	7.5
Total current assets	126.1	(2.2)	123.9
Intangible assets
Trademark	19.0	—	19.0
Existing customer relationships	48.5	—	48.5
Backlog	10.5	—	10.5
Total intangible assets	78.0	—	78.0
Property, plant and equipment	41.9	(0.6)	41.3
Right-of-use assets	1.0	—	1.0
Total assets	247.0	(2.8)	244.2
Current liabilities	(58.8)	$(1.2)	(60.0)
Noncurrent liabilities	(0.5)	$—	(0.5)
Net assets	187.7	(4.0)	183.7
Goodwill	127.2	8.2	135.4
Purchase price, net of cash acquired of $3.1 million	314.9	$4.2	$319.1
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $135.4 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful life of approximately eight years. We recorded an indemnification asset and corresponding liability of $7.5 million related to legal matters that existed pre-acquisition and were unresolved at the date of acquisition, for which the seller agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our condensed consolidated balance sheets. Several of the litigation matters addressed in the indemnification have been settled since the date of acquisition and as of September 30, 2025, the remaining indemnification asset and liability are immaterial. We incurred $9.5 million in acquisition and integration related costs for the nine-month period ended September 30, 2025 associated with the acquisition which are included within SG&A and cost of sales in our condensed consolidated statements of income.

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
Revenue from products and services transferred to customers over time accounted for approximately 18% and 17% of total revenue for the three-month period ended September 30, 2025 and 2024, respectively, and 18% and 17% for the nine month period ended September 30, 2025 and 2024, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 82% and 83% of total revenue for the three month period ended September 30, 2025 and 2024, and 82% and 83% for the nine month period ended September 30, 2025 and 2024, respectively. Refer to Note 3, "Revenue Recognition," to our consolidated financial statements included in our 2024 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$277,556	$272,009	$549,565
Aftermarket	521,750	103,119	624,869
	$799,306	$375,128	$1,174,434

	Three Months Ended September 30, 2024
	FPD	FCD	Total
Original Equipment	$282,895	$272,939	$555,834
Aftermarket	498,477	78,776	577,253
	$781,372	$351,715	$1,133,087

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$842,267	$819,794	$1,662,061
Aftermarket	1,556,028	288,980	1,845,008
	$2,398,295	$1,108,774	$3,507,069

	Nine Months Ended September 30, 2024
	FPD	FCD	Total
Original Equipment	$869,799	$781,006	$1,650,805
Aftermarket	1,490,949	235,704	1,726,653
	$2,360,748	$1,016,710	$3,377,458
Our customer sales are diversified geographically. The following tables present our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$340,352	$157,051	$497,403
Latin America(2)	69,978	10,628	80,606
Middle East and Africa	143,807	54,881	198,688
Asia Pacific	94,461	85,868	180,329
Europe	150,708	66,700	217,408
	$799,306	$375,128	$1,174,434

	Three Months Ended September 30, 2024
	FPD	FCD	Total
North America(1)	$313,744	$133,944	$447,688
Latin America(2)	81,434	7,103	88,537
Middle East and Africa	133,600	58,652	192,252
Asia Pacific	109,070	89,339	198,409
Europe	143,524	62,677	206,201
	$781,372	$351,715	$1,133,087

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,030,089	$452,577	$1,482,666
Latin America(2)	198,016	33,373	231,389
Middle East and Africa	438,810	155,398	594,208
Asia Pacific	290,869	277,542	568,411
Europe	440,511	189,884	630,395
	$2,398,295	$1,108,774	$3,507,069

	Nine Months Ended September 30, 2024
	FPD	FCD	Total
North America(1)	$966,870	$406,317	$1,373,187
Latin America(2)	224,787	18,257	243,044
Middle East and Africa	404,514	155,530	560,044
Asia Pacific	321,204	252,832	574,036
Europe	443,373	183,774	627,147
	$2,360,748	$1,016,710	$3,377,458
__________________________________
(1) North America represents the United States and Canada.
(2) Latin America includes Mexico.
On September 30, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $994 million. We estimate recognition of approximately $199 million of this amount as revenue in the remainder of 2025 and an additional $795 million in 2026 and thereafter.
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
The following tables present beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2025 and 2024:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2025	$298,906	$923	$283,670	$673
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(211,569)	—
Revenue recognized in the period in excess of billings	616,402	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	198,519	4,222
Amounts transferred from contract assets to receivables	(565,783)	(936)	—	—
Currency effects and other, net	(5,079)	259	9,140	90
Ending balance, September 30, 2025	$344,446	$246	$279,760	$4,985

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2024	$280,228	$1,034	$287,697	$1,543
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(199,580)	(174)
Revenue recognized in the period in excess of billings	639,717	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	206,998	—
Amounts transferred from contract assets to receivables	(604,907)	(709)	—	—
Currency effects and other, net	(15,617)	620	(893)	(365)
Ending balance, September 30, 2024	$299,421	$945	$294,222	$1,004
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the nine months ended September 30, 2025 and 2024:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2025	$79,059	$3,404
Charges to cost and expenses, net of recoveries	6,931	1,473
Write-offs	(1,282)	(16)
Currency effects and other, net	4,898	54
Ending balance, September 30, 2025	$89,606	$4,915

Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	11,431	(111)
Write-offs	(9,026)	(47)
Currency effects and other, net	(1,661)	(27)
Ending balance, September 30, 2024	$80,757	$4,808
Our allowance on long-term receivables, included in other assets, net, represents receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the nine months ended September 30, 2025 and 2024:

(Amounts in thousands)	2025	2024
Beginning balance, January 1,	$66,081	$66,864
Currency effects and other, net	71	(875)
Ending balance, September 30,	$66,152	$65,989
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2025.

5.      STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 5,455,413 were available for issuance as of September 30, 2025. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of September 30, 2025, 114,943 stock options with a weighted average exercise price of $48.63 and a weighted average remaining contractual life of less than two years were outstanding and exercisable. No stock options have been granted or vested since 2020.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $29.7 million and $19.2 million at September 30, 2025 and December 31, 2024, respectively, which is expected to be recognized over a remaining weighted-average period of approximately one year. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during both the three months ended September 30, 2025 and 2024 was $0.3 million. The total fair value of Restricted Shares vested during the nine months ended September 30, 2025 and 2024 was $25.9 million and $28.3 million, respectively.
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
We recorded stock-based compensation expense of $7.0 million ($5.4 million after-tax) and $7.2 million and ($5.6 million after-tax) for the three months ended September 30, 2025 and 2024, respectively. We recorded stock-based compensation expense of $25.8 million ($19.9 million after-tax) and $24.6 million ($19.0 million after-tax) for the nine months ended September 30, 2025 and 2024, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2025
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding as of January 1, 2025	1,666,683	$39.18
Granted	666,182	61.55
Vested	(692,283)	37.44
Cancelled	(82,182)	51.01
Outstanding as of September 30, 2025	1,558,400	$48.90
Unvested Restricted Shares outstanding as of September 30, 2025 included approximately 513,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our annual return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2025, 2024 and 2023 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by up to 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,181,000 shares based on performance targets. As of September 30, 2025, we estimate vesting of approximately 578,000 shares based on expected achievement of performance targets.

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
Foreign exchange forward contracts with third parties had a notional value of $199.3 million and $695.9 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the length of foreign exchange forward contracts currently in place ranged from 14 days to 19 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contracts agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2025	2024
Current derivative assets	$3,470	$4,633
Noncurrent derivative assets	156	13
Current derivative liabilities	365	4,926
Noncurrent derivative liabilities	—	374
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
(Losses) gains recognized in income	$(3,308)	$(24)	$(5,339)	$4,501
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.

7.     DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	September 30,	December 31,
(Amounts in thousands, except percentages)	2025	2024
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $3,420 and $3,882, respectively	$496,580	$496,118
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $4,140 and $4,585, respectively	495,860	495,415
Term Loan Facility, interest rate of 5.48% at September 30, 2025 and 5.80% at December 31, 2024, net of debt issuance costs of $799 and $993, respectively	461,701	489,632
Finance lease obligations and other borrowings	27,777	23,026
Debt and finance lease obligations	1,481,918	1,504,191
Less amounts due within one year	46,350	44,059
Total debt due after one year	$1,435,568	$1,460,132
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
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At September 30, 2025, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the three and nine months ended September 30, 2025. At September 30, 2025, the interest rate on the Term Loan was Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans.
As of September 30, 2025 and December 31, 2024, we had no revolving loans outstanding and had outstanding letters of credit of $84.7 million and $144.0 million, respectively. After consideration of the outstanding letters of credit as of September
30, 2025, the amount available for borrowings under our Revolving Credit Facility was limited to $715.4 million. As of December 31, 2024, the amount available for borrowings under our Revolving Credit Facility was $656.0 million. We have scheduled repayments of $9.4 million due in each of the next four quarters on our Term Loan.
Our compliance with applicable financial covenants under the Second Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all applicable covenants as of September 30, 2025.
8. SUPPLIER FINANCE PROGRAMS
We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of September 30, 2025 and December 31, 2024, $8.2 million and $8.6 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheets.
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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 7, "Debt and Finance Lease Obligations" The estimated fair value of our Senior Notes at September 30, 2025 was $917.9 million compared to the carrying value of $992.4 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2025 and December 31, 2024.
10.     INVENTORIES
Inventories consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2025	2024
Raw materials	$404,829	$391,562
Work in process	282,323	262,173
Finished goods	255,858	275,975
Less: Excess and obsolete reserve	(95,278)	(92,456)
Inventories	$847,732	$837,254

11.     EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2025	2024
Net earnings of Flowserve Corporation	$219,582	$58,382
Earnings attributable to common and participating shareholders	$219,582	$58,382
Weighted average shares:
Common stock	130,287	131,363
Participating securities	28	32
Denominator for basic earnings per common share	130,315	131,395
Effect of potentially dilutive securities	920	852
Denominator for diluted earnings per common share	131,235	132,247
Earnings per common share:
Basic	$1.69	$0.44
Diluted	1.67	0.44

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2025	2024
Net earnings attributable to Flowserve Corporation	$375,241	$205,218
Earnings attributable to common and participating shareholders	$375,241	$205,218
Weighted average shares:
Common stock	130,880	131,480
Participating securities	30	40
Denominator for basic earnings per common share	130,910	131,520
Effect of potentially dilutive securities	926	823
Denominator for diluted earnings per common share	131,836	132,343
Earnings per common share:
Basic	$2.87	$1.56
Diluted	2.85	1.55
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
Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning claims(1)	7,487	8,146	8,127	8,236
New claims	758	667	2,224	1,936
Resolved claims	(1,146)	(704)	(3,244)	(2,280)
Other(2)	2	2	(6)	219
Ending claims(1)	7,101	8,111	7,101	8,111
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

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2025	2024
Beginning balance, January 1,	$110,332	$102,903
Asbestos liability adjustments, net	52,358	23,740
Cash payment activity	(10,632)	(7,089)
Other, net	(7,948)	(4,187)
Ending balance, September 30,	$144,110	$115,367

During the three and nine months ended September 30, 2025, and 2024, the Company incurred expenses (net of insurance) of approximately $32.2 million and $36.3 million, respectively, compared to $13.9 million and $20.8 million, respectively, for the same periods in 2024 to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. These expenses are included within SG&A in our condensed consolidated statements of income.
The Company had cash inflows (outflows) (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(16.9) million and $(2.5) million during the nine months ended September 30, 2025 and 2024, respectively.
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
Divestiture of Asbestos-Related Assets and Liabilities
On October 28, 2025, we entered into a binding Share Purchase Agreement to permanently divest our legacy asbestos liabilities through the sale of one of our wholly owned subsidiaries, BW/IP New Mexico, Inc. The transaction includes the sale of all asbestos liabilities, related insurance and deferred tax assets, and approximately $199 million of cash to the buyer, a third party entity. As part of the Share Purchase Agreement, Flowserve will be indemnified from future asbestos claims and related liabilities. As a result of the divestiture, the buyer will assume full responsibility for administering and resolving all current and future asbestos-related claims associated with the acquired liabilities, and the BW/IP New Mexico, Inc. entity will be capitalized upon close of the transaction with the related assets and the cash contributed to the entity by Flowserve, financed with cash on hand, and cash contributed by the buyer. In connection with the divestiture, our Board of Directors received a solvency opinion from an independent advisory firm that will form the basis (along with other inputs) of our determination that the BW/IP New Mexico, Inc. entity is solvent and adequately capitalized as of the date of, and after giving effect to the transaction. Closing of the divestiture is expected to occur in the fourth quarter of 2025.
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

13. PENSION AND POSTRETIREMENT BENEFITS
Components of the net periodic cost for pension and postretirement benefits for the three months ended September 30, 2025 and 2024 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2025	2024	2025	2024	2025	2024
Service cost	$0.2	$6.0	$1.6	$1.3	$—	$—
Interest cost	5.5	5.2	3.5	3.2	0.2	0.2
Expected return on plan assets	(5.8)	(5.8)	(2.0)	(2.1)	—	—
Settlement loss (1)	1.5	—	—	—	—	—
Amortization of unrecognized prior service cost and other costs	—	—	(0.1)	0.1	—	—
Amortization of unrecognized net loss (gain)	0.1	—	0.6	0.7	(0.1)	0.1
Net periodic cost recognized	$1.5	$5.4	$3.6	$3.2	$0.1	$0.3
Components of the net periodic cost for pension and postretirement benefits for the nine months ended September 30, 2025 and 2024 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans			Postretirement Medical Benefits
(Amounts in millions)	2025	2024	2025		2024	2025	2024
Service cost	$0.6	$18.0	$4.8		$3.9	$—	$—
Interest cost	16.4	15.6	10.4		9.2	0.4	0.5
Expected return on plan assets	(17.3)	(17.4)	(6.2)		(6.0)	—	—
Settlement loss (1)	4.5	—	—		—	—	—
Amortization of unrecognized prior service cost and other costs	0.1	—	0.1		0.3	0.1	0.1
Amortization of unrecognized net loss (gain)	0.3	—	1.7		2.0	(0.3)	0.1
Net periodic cost recognized	$4.6	$16.2	$10.8	10.8	$9.4	$0.2	$0.7
_________________
(1) Represents a pension settlement accounting loss incurred in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees. Full year cash outflows are expected to exceed the service and interest cost components and trigger a settlement loss in the fourth quarter of 2025 in the range of $5 million - $6 million. The first, second and third quarter losses were recorded based on this full year estimate.
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
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per share	$0.21	$0.21	$0.63	$0.63
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. As of December 31, 2023, we had $96.1 million of remaining capacity under the prior share repurchase authorization. Effective February 19, 2024, the Board of Directors approved an increase in our total remaining capacity under the share repurchase program to $300.0 million, and effective August 8, 2025 the Board of Directors approved an increase in our total remaining capacity under the share repurchase program to $400.0 million, which included approximately $227.1 million of remaining capacity under the prior share repurchase authorization. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 2,603,363 shares of our outstanding common stock for $145.1 million and 82,785 shares of our outstanding common stock for $3.9 million during the three months ended September 30, 2025 and 2024, respectively. We repurchased 3,768,461 shares of our outstanding common stock for $197.9 million and 423,785 shares of our outstanding common stock for $20.1 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had $254.9 million of remaining capacity under our current share repurchase program.
15.     INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA also provides for changes to the global intangible low-taxed income (“GILTI”) provision, the base-erosion and anti-abuse tax (“BEAT”) provision and the foreign derived intangible income (“FDII”) provision. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the Company has recorded the impacts in the provisional tax expense for the three months ended September 30, 2025 which resulted in a net provisional charge of $24.9 million. The charge is comprised of $16.7 million of tax expense related to the establishment of valuation allowance against our U.S. foreign tax credit carryforwards on general category income and an additional $8.2 million of tax expense related to indirect permanent impacts of OBBBA on U.S. foreign inclusions and state taxes, primarily as a result of domestic research cost expensing.

For the three months ended September 30, 2025, we earned $317.5 million before taxes and recorded a provision for income taxes of $93.7 million resulting in an effective tax rate of 29.5%. For the nine months ended September 30, 2025, we earned $518.6 million before taxes and recorded a provision for income taxes of $127.1 million resulting in an effective tax rate of 24.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2025 primarily due to the impacts pursuant to the enactment of OBBBA and state income taxes, partially offset by the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2025 the impacts pursuant to the enactment of OBBBA and state income taxes, partially offset by the net impact of foreign operations.
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
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of September 30, 2025. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of September 30, 2025, the company is not expecting material impacts under currently enacted legislation.

16.     BUSINESS SEGMENT INFORMATION
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	799,306	375,128	1,174,434	—	1,174,434
Intersegment sales	1,002	2,255	3,257	(3,257)	—
Cost of Sales	(534,532)	(263,133)	(797,665)
Selling, general and administrative expense	(135,046)	(67,810)	(202,856)
Other Segment items (1)	4,138	—	4,138
Segment operating income	134,869	46,440	181,309
Depreciation and amortization	10,718	8,956	19,674	4,736	24,410
Identifiable assets	3,340,680	1,756,283	5,096,963	733,351	5,830,314
Capital expenditures	8,305	2,350	10,655	6,539	17,194

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	781,372	351,715	1,133,087	—	1,133,087
Intersegment sales	762	1,410	2,172	(2,172)	—
Cost of Sales	(528,950)	(246,622)	(775,572)
Selling, general and administrative expense	(149,060)	(59,790)	(208,850)
Other Segment items (1)	5,150	—	—
Segment operating income	109,274	46,713	155,987
Depreciation and amortization	11,473	4,269	15,742	5,231	20,973
Identifiable assets	3,266,724	1,415,798	4,682,522	592,036	5,274,558
Capital expenditures	16,540	3,551	20,091	3,789	23,880

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$2,398,295	$1,108,774	$3,507,069	$—	$3,507,069
Intersegment sales	4,097	4,165	8,262	(8,262)	—
Cost of Sales	(1,568,925)	(790,808)	(2,359,733)
Selling, general and administrative expense	(415,126)	(206,437)	(621,563)
Other Segment items (1)	15,786	—	15,786
Segment operating income	434,128	115,694	549,822
Depreciation and amortization	31,147	27,843	58,990	13,704	72,694
Identifiable assets	3,340,680	1,756,283	5,096,963	733,351	5,830,314
Capital expenditures	25,872	7,977	33,849	11,685	45,534

	Nine Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	2,360,748	1,016,710	3,377,458	—	3,377,458
Intersegment sales	2,959	4,658	7,617	(7,617)	—
Cost of Sales	(1,602,369)	(715,899)	(2,318,268)
Selling, general and administrative expense	(424,824)	(178,816)	(603,640)
Other Segment items (1)	14,632	(12,981)	1,651
Segment operating income	351,146	113,673	464,819
Depreciation and amortization	34,348	13,314	47,662	15,585	63,247
Identifiable assets	3,266,724	1,415,798	4,682,522	592,036	5,274,558
Capital expenditures	37,581	7,618	45,199	6,970	52,169
__________________
(1) Other Segment items comprises Net Earnings from Affiliates and for the nine-month period ended September 30, 2024 includes the Loss on sale of business of $13 million recorded in the FCD segment in the second quarter of 2024 related to disposal of the NAF AB control valves business.

The following are reconciliations from total segment operating income to earnings before income tax reported in the condensed consolidated income statements.

	Three Months Ended September 30,
	2025	2024
	(Amounts in thousands)
Total segment operating income	181,309	155,987
Intersegment sales	(3,257)	(2,172)
Eliminations and all other cost of sales	3,516	(448)
Eliminations and all other SG&A	(102,296)	(50,175)
Interest expense	(18,738)	(16,587)
Interest income	792	1,403
Net earnings (loss) from affiliates	—	—
Other income (expense), net	256,220	(5,920)
Earnings before income taxes	317,546	82,088

	Nine Months Ended September 30,
	2025	2024
	(Amounts in thousands)
Total segment operating income	549,822	464,819
Intersegment sales	(8,262)	(7,617)
Eliminations and all other cost of sales	8,865	2,941
Eliminations and all other SG&A	(192,674)	(122,431)
Interest expense	(58,166)	(48,820)
Interest income	5,063	3,746
Net earnings (loss) from affiliates	—	(137)
Other income (expense), net	213,958	(12,057)
Earnings before income taxes	518,606	280,444

17.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax for the three months ended September 30, 2025 and 2024:

	2025				2024
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - July 1	$(472,867)	$(116,863)	$(699)	$(590,429)	$(576,548)	$(119,687)	$(794)	$(697,029)
Other comprehensive income (loss) before reclassifications (3)	(16,916)	1,149	—	(15,767)	52,872	(3,080)	—	49,792
Amounts reclassified from AOCL	—	1,838	25	1,863	—	859	23	882
Net current-period other comprehensive income (loss) (3)	(16,916)	2,987	25	(13,904)	52,872	(2,221)	23	50,674
Balance - September 30	$(489,783)	$(113,876)	$(674)	$(604,333)	$(523,676)	$(121,908)	$(771)	$(646,355)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.2) million and $(7.3) million at July 1, 2025 and 2024, respectively, and $(7.3) million and $(7.3) million at September 30, 2025 and 2024, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2025(1)	2024(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	$(557)	$(724)
Prior service costs(2)	Other income (expense), net	(154)	(158)
Settlements and other(2)	Other income (expense), net	(1,500)	—
	Tax benefit (expense)	373	23
	Net of tax	$(1,838)	$(859)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(32)	$(30)
	Tax benefit (expense)	7	7
	Net of tax	$(25)	$(23)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 13, "Pension and Postretirement Benefits," for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2025 and 2024:

	2025				2024
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1) (4)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(632,097)	$(115,898)	$(747)	$(748,742)	$(523,873)	$(121,882)	$(813)	$(646,568)
Other comprehensive income (loss) before reclassifications (3)	142,314	(3,533)	—	138,781	(3,369)	(2,549)	—	(5,918)
Amounts reclassified from AOCL	—	5,555	73	5,628	3,566	2,523	42	6,131
Net current-period other comprehensive income (loss) (3)	142,314	2,022	73	144,409	197	(26)	42	213
Balance - September 30	$(489,783)	$(113,876)	$(674)	$(604,333)	$(523,676)	$(121,908)	$(771)	$(646,355)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.3) million and $(7.0) million at January 1, 2025 and 2024, respectively, and $(7.3) million and $(7.3) million at September 30, 2025 and 2024, respectively.
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
The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2025(1)	2024(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	(1,707)	(2,033)
Prior service costs(2)	Other income (expense), net	(467)	(464)
Settlements and other(2)	Other income (expense), net	(4,500)	—
	Tax benefit (expense)	1,119	(26)
	Net of tax	$(5,555)	$(2,523)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(94)	$(92)
	Tax benefit (expense)	21	50
	Net of tax	$(73)	$(42)
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
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. We deployed the Flowserve Business System to guide the enterprise on incorporating best in class operational practices within five categories: people excellence; operational excellence; portfolio excellence; commercial excellence; and innovation excellence. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio. During 2025, we also initiated certain other portfolio and footprint optimization activities. These optimization activities together with the CORE program, are referred to as the "2025 Realignment Programs." We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $65 million of which $11 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our realignment activities:

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$21,105	$1,748	$22,853	$(524)	$22,329
SG&A	210	2,220	2,430	—	2,430
	$21,315	$3,968	$25,283	$(524)	$24,759
Non-Restructuring Charges
COS	$523	$2,638	$3,161	$(9)	$3,152
SG&A	(122)	175	53	2,088	2,141
	$401	$2,813	$3,214	$2,079	$5,293
Total Realignment Charges
COS	$21,628	$4,386	$26,014	$(533)	$25,481
SG&A	88	2,395	2,483	2,088	4,571
Total	$21,716	$6,781	$28,497	$1,555	$30,052

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$7,856	$(2,342)	$5,514	$—	$5,514
SG&A	484	1,254	1,738	—	1,738
	$8,340	$(1,088)	$7,252	$—	$7,252
Non-Restructuring Charges
COS	$559	$752	$1,311	$(12)	$1,299
SG&A	232	125	357	47	404
	$791	$877	$1,668	$35	$1,703
Total Realignment Charges
COS	$8,415	$(1,590)	$6,825	$(12)	$6,813
SG&A	716	$1,379	2,095	47	2,142
Total	$9,131	$(211)	$8,920	$35	$8,955

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$25,508	$10,038	$35,546	$(524)	$35,022
SG&A	2,031	(1,285)	746	—	746
	$27,539	$8,753	$36,292	$(524)	$35,768
Non-Restructuring Charges
COS	$987	$4,666	$5,653	$(75)	$5,578
SG&A	(1,191)	55	(1,136)	1,871	735
	$(204)	$4,721	$4,517	$1,796	$6,313
Total Realignment Charges
COS	$26,495	$14,704	$41,199	$(599)	$40,600
SG&A	840	(1,230)	(390)	1,871	1,481
Total	$27,335	$13,474	$40,809	$1,272	$42,081

	Nine Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$19,264	$(2,198)	$17,066	$—	$17,066
SG&A	1,235	1,185	2,420	(28)	2,392
Loss on sale of business (1)	—	12,981	12,981	—	12,981
	$20,499	$11,968	$32,467	$(28)	$32,439
Non-Restructuring Charges
COS	$1,573	$1,595	$3,168	$(228)	$2,940
SG&A	(199)	256	57	920	977
	$1,374	$1,851	$3,225	$692	$3,917
Total Realignment Charges
COS	$20,837	$(603)	$20,234	$(228)	$20,006
SG&A	1,036	1,441	2,477	892	3,369
Loss on sale of business (1)	—	12,981	12,981	—	12,981
Total	$21,873	$13,819	$35,692	$664	$36,356
__________________________________
(1) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report.

The following is a summary of total inception to date charges, net of adjustments, related to the 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$25,508	$10,038	$35,546	$(524)	$35,022
SG&A	2,031	(1,285)	746	—	746
	$27,539	$8,753	$36,292	$(524)	$35,768
Non-Restructuring Charges
COS	$3,929	$4,666	$8,595	$(75)	$8,520
SG&A	(1,191)	55	(1,136)	1,871	735
	$2,738	$4,721	$7,459	$1,796	$9,255
Total Realignment Charges
COS	$29,437	$14,704	$44,141	$(599)	$43,542
SG&A (1)	840	(1,230)	(390)	1,871	1,481
Total	$30,277	$13,474	$43,751	$1,272	$45,023
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities:

	Three Months Ended September 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$20,772	$—	$116	$1,441	$22,329
SG&A	2,322	—	(1)	109	2,430
Total	$23,094	$—	$115	$1,550	$24,759

	Three Months Ended September 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$2,593	$—	$2,597	$324	$5,514
SG&A	(1,055)	—	2,455	338	1,738
Total	$1,538	$—	$5,052	$662	$7,252

	Nine Months Ended September 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$28,493	$—	$2,560	$3,969	$35,022
SG&A (2)	3,600	(3,505)	56	595	746
Total	$32,093	$(3,505)	$2,616	$4,564	$35,768

	Nine Months Ended September 30, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$6,489	$—	$9,104	$1,473	$17,066
SG&A	(269)	—	2,702	(41)	2,392
Loss on sale of business (1)	—	—	—	12,981	12,981
Total	$6,220	$—	$11,806	$14,413	$32,439
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
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$28,493	$—	$2,560	$3,969	$35,022
SG&A (2)	3,600	(3,505)	56	595	746
Total	$32,093	$(3,505)	$2,616	$4,564	$35,768

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
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the nine months ended September 30, 2025 and 2024:

(Amounts in thousands)	2025	2024
Balance at January 1,	$8,300	$8,184
Charges, net of adjustments	33,992	6,541
Cash expenditures	(8,887)	(3,012)
Other non-cash adjustments, including currency	1,728	(1,894)
Balance at September 30,	$35,133	$9,819

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
2025 Outlook
We continue to see growth from the end-markets we serve and focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our strategy is expected to deliver sustainable growth, while the Flowserve Business System is expected to unlock gains in organizational and operational efficiency. The current macroeconomic environment is dynamic and uncertainty exists given the trade policy actions introduced throughout 2025, including higher import tariffs in a number of countries in which we operate, the potential implementation of modified or new tariffs and related retaliatory actions. We plan to leverage our global footprint, expansive manufacturing network, flexible supply chain and ability to incorporate tariff impacts into pricing decisions to minimize the economic impact of this uncertainty to our business. We will continue to monitor and manage macroeconomic trends and uncertainties, including inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate; however, with our strong backlog, improved execution and acquisition of MOGAS, we expect to deliver annual revenue growth in 2025.
As of September 30, 2025, we have cash and cash equivalents of $833.8 million and $715.4 million of borrowings available under our Second Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2025.

OUR RESULTS OF OPERATIONS — Three months ended September 30, 2025 and 2024
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2, "Acquisition," to our condensed consolidated financial statements included in this Quarterly Report, effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"). We incurred $9.5 million in acquisition and integration related costs for the nine months ended September 30, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statements of income. The impact of the acquisition of MOGAS is not material for the nine months ended September 30, 2025.
Our realignment activities are implemented in phases. We currently anticipate a total investment of approximately $65 million in the 2025 Realignment Programs that have been evaluated and initiated, of which $11 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment.

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$21,628	$4,386	$26,014	$(533)	$25,481
SG&A	88	$2,395	2,483	2,088	4,571
Total	$21,716	$6,781	$28,497	$1,555	$30,052

	Three Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$8,415	$(1,590)	$6,825	$(12)	$6,813
SG&A	716	$1,379	2,095	47	2,142
Total	$9,131	$(211)	$8,920	$35	$8,955

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$26,495	$14,704	$41,199	$(599)	$40,600
SG&A (2)	840	(1,230)	(390)	1,871	1,481
Total	$27,335	$13,474	$40,809	$1,272	$42,081

	Nine Months Ended September 30, 2024
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$20,837	$(603)	$20,234	$(228)	$20,006
SG&A	1,036	1,441	2,477	892	3,369
Loss on sale of business (1)	—	12,981	12,981	—	12,981
Total	$21,873	$13,819	$35,692	$664	$36,356
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
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2025	2024
Bookings	$1,213.0	$1,203.6
Sales	1,174.4	1,133.1

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Bookings	$3,511.2	$3,487.2
Sales	3,507.1	3,377.5
We revised the end market categories for bookings during the first quarter of 2025 to better reflect the end markets of our customers and better align with Flowserve's strategic focus. All bookings by industry amounts discussed below, including the 2024 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets. The revisions implemented are as follows:
•the oil and gas end market is now referred to as the energy end market;
•the chemical end market no longer includes pharmaceuticals; and
•the general industries end market now includes pharmaceuticals and water management.
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2025 increased by $9.4 million, or 0.8%, as compared with the same period in 2024. The increase included currency benefits of approximately $18 million. The increased bookings were driven by increased customer orders of $35 million in the power generation industry, $34 million in the chemical industry and $29 million in general industries, partially offset by a decrease of $84 million in the energy industry. The increase in customer bookings was driven by aftermarket bookings.
Bookings for the nine months ended September 30, 2025 increased by $24.0 million, or 0.7%, as compared with the same period in 2024. The increase included currency benefits of approximately $5 million. The increased bookings were driven by increased customer orders of $146 million in the general industries and $69 million in the power generation industry, partially offset by a decrease of $189 million in the energy industry and $9 million in the chemical industry. The increase in customer bookings was driven by aftermarket bookings.
Sales for the three months ended September 30, 2025 increased by $41.3 million, or 3.6%, as compared to the same period in 2024. The increase included currency benefits of approximately $15 million. The increased sales were driven by aftermarket customer sales, with increased customer sales of $48 million into North America, $11 million into Africa and $10 million into Europe, partially offset by decreased customer sales of $19 million into Asia Pacific, $8 million into Latin America, and $6 million into the Middle East. Net sales to international customers, including export sales from the United States, were approximately 63% and 64% of total sales for the three months ended September 30, 2025 and 2024, respectively. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 51% of total sales for the same period in 2024.
Sales for the nine months ended September 30, 2025 increased by $129.6 million, or 3.8%, as compared to the same period in 2024. The increase included currency benefits of approximately $3 million. The increased sales were driven by both aftermarket and original equipment customer sales, with increased customer sales of $108 million into North America,$18 million into Africa, $15 million into the Middle East and $2 million into Europe, partially offset by decreased customer sales of $12 million into Latin America and $6 million into Asia Pacific. Net sales to international customers, including export sales from the United States, were approximately 63% and 64% of total sales for the nine months ended September 30, 2025 and 2024, respectively. Aftermarket sales represented approximately 53% of total sales, as compared with approximately 51% of total sales for the same period in 2024.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,896.1 million at September 30, 2025 increased by $106.5 million, or 3.8%, as compared to December 31, 2024. Currency effects provided an increase of approximately $123 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 41% of the backlog at September 30, 2025 and 37% of the backlog at December 31, 2024 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $994 million related to contracts having an original expected duration of over one year as discussed in Note 3, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Gross profit	$380.3	$357.1
Gross profit margin	32.4%	31.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Gross profit	$1,156.2	$1,062.1
Gross profit margin	33.0%	31.4%
Gross profit for the three months ended September 30, 2025 increased by $23.2 million, or 6.5%, as compared with the same period in 2024. Gross profit margin for the three months ended September 30, 2025 of 32.4% increased from 31.5% for the same period in 2024. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, an improved selective bidding approach and lower broad-based annual compensation, partially offset by increased charges of $18.7 million related to our realignment activities and $2.6 million of integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition as compared to the same period in 2024.
Gross profit for the nine months ended September 30, 2025 increased by $94.1 million, or 8.9%, as compared with the same period in 2024. Gross profit margin for the nine months ended September 30, 2025 of 33.0% increased from 31.4% for the same period in 2024. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, an improved selective bidding approach and lower broad-based annual incentive compensation, partially offset by increased charges of $20.6 million related to our realignment activities and $9.5 million of integration costs and amortization of step-up in value of acquired inventories and acquisition related intangible assets associated with the MOGAS acquisition as compared to the same period in 2024.

Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
SG&A	$305.2	$259.0
SG&A as a percentage of sales	26.0%	22.9%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
SG&A	$814.2	$726.1
SG&A as a percentage of sales	23.2%	21.5%
SG&A for the three months ended September 30, 2025 increased by $46.2 million, or 17.8%, as compared with the same period in 2024. Currency effects yielded an increase of approximately $3 million. SG&A increased due to $25.7 million in transaction costs incurred associated with the terminated Chart Merger, increased asbestos-related costs of $18.1 million driven by a $30.1 million adjustment for Incurred But Not Reported ("IBNR") asbestos liability accruals based on an annual actuarial study, increased acquisition and integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition of $3.8 million and increased charges of $2.4 million related to our realignment activities, partially offset by decreased research and development costs of $9.7 million, decreased bad debt expense of $3.8 million, lower broad-based annual incentive compensation and a $2.3 million one-time U.S. pension plan transition benefit charge incurred in the third quarter of 2024 that did not recur as compared to the same period in 2024. SG&A as a percentage of sales for the three months ended September 30, 2025 increased 310 basis points driven by cost increases, including those associated with the Chart Merger and asbestos-related IBNR charges.
SG&A for the nine months ended September 30, 2025 increased by $88.1 million, or 12.1%, as compared with the same period in 2024. Currency effects yielded an increase of approximately $1 million. SG&A increased due to $41.2 million in transaction costs incurred associated with the terminated Chart Merger, increased asbestos-related costs of $14.8 million for IBNR asbestos liability activity and increased acquisition and integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition of $9.8 million, partially offset by a decrease in research and development costs of $14.1 million, lower broad-based annual incentive compensation, decreased charges of $1.9 million related to our realignment activities, a $1.8 million discrete software asset impairment recognized in 2024 that did not recur and decreased bad debt expense of $0.8 million as compared to the same period in 2024. SG&A as a percentage of sales for the nine months ended September 30, 2025 increased 170 basis points driven by cost increases.
Loss on Sale of Business

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Loss on sale of business	$—	$(13.0)
The loss on sale of business for the nine months ended September 30, 2025 decreased by $13.0 million due to the divestiture of NAF AB in 2024, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. See Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report for additional information on this transaction.

Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2025	2024
Net earnings from affiliates	$4.1	$5.2

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Net earnings from affiliates	$15.8	$14.5
Net earnings from affiliates for the three months ended September 30, 2025 decreased by $1.1 million, or 21.2%, as compared with the same period in 2024. The decrease in net earnings was primarily a result of decreased earnings of our FPD joint venture in South Korea.
Net earnings from affiliates for the nine months ended September 30, 2025 increased by $1.3 million, or 9.0%, as compared with the same period in 2024. The increase in net earnings was primarily a result of increased earnings of our FPD joint venture in India.
Operating Income

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Operating income	$79.3	$103.2
Operating income as a percentage of sales	6.7%	9.1%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Operating income	$357.8	$337.6
Operating income as a percentage of sales	10.2%	10.0%
Operating income for the three months ended September 30, 2025 decreased by $23.9 million, or 23.2%, as compared with the same period in 2024. The decrease included currency benefits of approximately $3 million. The decrease was primarily a result of the $46.2 million increase in SG&A, partially offset by the $23.2 million increase in gross profit.
Operating income for the nine months ended September 30, 2025 increased by $20.2 million, or 6.0%, as compared with the same period in 2024. The increase included currency benefits of approximately $1 million. The increase was primarily a result of the $94.1 million increase in gross profit, partially offset by the $88.1 million increase in SG&A.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2025	2024
Interest expense	$(18.7)	$(16.6)
Interest income	0.8	1.4

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Interest expense	$(58.2)	$(48.8)
Interest income	5.1	3.7
Interest expense for the three months ended September 30, 2025 increased by $2.1 million, as compared with the same period in 2024, primarily due to higher outstanding debt during the period. Interest income for the three months ended September 30, 2025 decreased by $0.6 million as compared to the same period in 2024.

Interest expense for the nine months ended September 30, 2025 increased by $9.4 million, as compared with the same period in 2024, primarily due to higher outstanding debt during the period. Interest income for the nine months ended September 30, 2025 increased by $1.4 million primarily due to a higher average balance as compared to the same period in 2024.
Other Expense, Net

	Three Months Ended September 30,
(Amounts in millions)	2025	2024
Other income (expense), net	$256.2	$(5.9)

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Other income (expense), net	$214.0	$(12.1)
Other income (expense), net for the three months ended September 30, 2025 increased $262.1 million as compared to the same period in 2024, primarily due to the $266.0 million payment we received per the Mutual Termination Agreement for the terminated Chart Merger and a $1.1 million decrease in losses from transactions in currencies other than our sites' functional currencies, partially offset by a $3.3 million increase in losses arising from transactions on foreign exchange forward contracts. The net currency change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Singapore dollar, United Arab Emirates dirham, Indian rupee and Euro during the three months ended September 30, 2025, as compared to the same period in 2024. The three-month period ended September 30, 2025 also includes a pension settlement loss of $1.5 million incurred in conjunction with the freeze of our U.S. Qualified pension plan, which represents a portion of the estimated full year expected settlement loss of $5 million - $6 million triggered due to expected cash outflows exceeding service and interest costs.
Other income (expense), net for the nine months ended September 30, 2025 increased $226.1 million as compared to the same period in 2024, primarily due to the $266.0 million payment we received per the Mutual Termination Agreement for the terminated Chart Merger, partially offset by a $24.9 million increase in losses from transactions in currencies other than our sites' functional currencies and a $9.8 million increase in losses arising from transactions on foreign exchange forward contracts. The net currency change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Swedish krona, Brazilian real, Singapore dollar and Indian rupee during the nine months ended September 30, 2025, as compared to the same period in 2024. The nine months ended September 30, 2025 also includes a pension settlement loss of $4.5 million incurred in conjunction with the freeze of our U.S. Qualified pension plan, which represents a portion of the estimated full year expected settlement loss of $5 million - $6 million triggered due to expected cash outflows exceeding service and interest costs.
Income Taxes and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Provision for (benefit from) income taxes	$93.7	$18.7
Effective tax rate	29.5%	22.8%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Provision for (benefit from) income taxes	$127.1	$62.7
Effective tax rate	24.5%	22.4%

The effective tax rate of 29.5% for the three months ended September 30, 2025 increased from 22.8% for the same period in 2024. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2025 primarily due to the impacts pursuant to the enactment of OBBBA and state income taxes, partially offset by the net impact of foreign operations. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 24.5% for the nine months ended September 30, 2025 increased from 22.4% for the same period in 2024. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2025 primarily due to the impacts pursuant to the enactment of OBBBA and state income taxes, partially offset by the net impact of foreign operations. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2025	2024
Other comprehensive income (loss):	$(13.9)	$50.7

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Other comprehensive income (loss):	$144.4	$0.2
Other comprehensive income for the three months ended September 30, 2025 decreased by $64.6 million to a loss from income of $50.7 million in the same period in 2024. The decrease was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Indian rupee, Euro, British pound and Mexican peso versus the U.S. dollar during the three months ended September 30, 2025, as compared to the same period in 2024.
Other comprehensive income for the nine months ended September 30, 2025 increased by $144.2 million from income of $0.2 million in the same period in 2024. The increase was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar during the nine months ended September 30, 2025, as compared to the same period in 2024.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$819.5	$886.6
Sales	800.3	782.1
Gross profit	265.8	253.2
Gross profit margin	33.2%	32.4%
SG&A	135.0	149.1
Segment operating income	134.9	109.3
Segment operating income as a percentage of sales	16.9%	14.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$2,394.8	$2,488.6
Sales	2,402.4	2,363.7
Gross profit	833.5	761.3
Gross profit margin	34.7%	32.2%
SG&A	415.1	424.8
Segment operating income	434.1	351.1
Segment operating income as a percentage of sales	18.1%	14.9%
As discussed above, we revised the end market categories for bookings during the first quarter of 2025. All bookings by industry amounts discussed below, including the 2024 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management, and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets.
Bookings for the three months ended September 30, 2025 decreased by $67.1 million, or 7.6%, as compared to the same period in 2024. The decrease included currency benefits of approximately $16 million. The decrease in customer bookings was primarily driven by decreased customer orders of $78 million in the energy industry and $2 million in the power generation industry, partially offset by increased customer orders of $11 million in the chemical industry and $7 million in the general industries. Customer bookings decreased $31 million into North America, $20 million into Asia Pacific, $12 million into the Middle East and $5 million into Europe, and were partially offset by increased customer orders of $5 million into Africa and $3 million into Latin America. The decrease in customer bookings was driven by original equipment bookings.
Bookings for the nine months ended September 30, 2025 decreased by $93.8 million, or 3.8%, as compared to the same period in 2024. The decrease included currency benefits of approximately $5 million. The decrease in customer bookings was primarily driven by decreased customer orders of $220 million in the energy industry and $21 million in the chemical industry, partially offset by increased customer orders of $114 million in the general industries and $37 million in the power generation industry. Customer bookings decreased $140 million into the Middle East, $33 million into Asia Pacific and $14 million into Latin America, and were partially offset by increased customer orders of $56 million into North America, $32 million into Africa and $9 million into Europe. The decrease in customer bookings was driven by original equipment bookings.
Sales for the three months ended September 30, 2025 increased by $18.2 million, or 2.3% as compared to the same period in 2024 and included currency benefits of approximately $12 million. The increase was driven by aftermarket customer sales. Increased customer sales of approximately $26 million into North America, $11 million into Africa and $7 million into Europe were partially offset by decreased customer sales of approximately $15 million into Asia Pacific, $12 million into Latin America and $1 million into the Middle East.
Sales for the nine months ended September 30, 2025 increased by $38.7 million, or 1.6% as compared to the same period in 2024 and included currency benefits of approximately $2 million. The increase was driven by aftermarket customer sales. Increased customer sales of approximately $62 million into North America, $25 million into Africa and $9 million into the Middle East were partially offset by decreased customer sales of approximately $31 million into Asia Pacific, $27 million into Latin America and $4 million into Europe.
Gross profit for the three months ended September 30, 2025 increased by $12.6 million, or 5.0%, as compared to the same period in 2024. Gross profit margin for the three months ended September 30, 2025 of 33.2% increased from 32.4% for the same period in 2024. The increase in gross profit margin was primarily due to strategic sourcing decisions, an improved selective bidding approach, favorable mix, lower broad-based annual incentive compensation and a $1.7 million one-time U.S. pension plan transition benefit charge incurred in the third quarter of 2024 that did not recur, partially offset by increased charges of $13.2 million related to our realignment activities as compared to the same period in 2024.
Gross profit for the nine months ended September 30, 2025 increased by $72.2 million, or 9.5%, as compared to the same period in 2024. Gross profit margin for the nine months ended September 30, 2025 of 34.7% increased from 32.2% for the same period in 2024. The increase in gross profit margin was primarily due to strategic sourcing decisions, an improved selective bidding approach, favorable mix, lower broad-based annual incentive compensation and a $1.7 million one-time U.S. pension plan transition benefit charge incurred in the third quarter of 2024 that did not recur, partially offset by increased charges of $5.7 million related to our realignment activities as compared to the same period in 2024.
SG&A for the three months ended September 30, 2025 decreased by $14.1 million, or 9.5%, as compared to the same period in 2024. Currency effects yielded an increase of approximately $2 million. The decrease in SG&A was primarily due to decreased research and development expense of $11.4 million, lower broad-based annual incentive compensation, decreased bad debt expense of $3.3 million, a $0.8 million one-time U.S. pension plan transition benefit charge incurred in the third quarter of 2024 that did not recur and decreased charges of $0.6 million related to our realignment activities as compared to the same period in 2024.
SG&A for the nine months ended September 30, 2025 decreased by $9.7 million, or 2.3%, as compared to the same period in 2024. Currency effects yielded minimal impact. The decrease in SG&A was primarily due to decreased research and development expense of $16.7 million, lower broad-based annual incentive compensation, a $0.8 million one-time U.S. pension plan transition benefit charge incurred in the third quarter of 2024 that did not recur and decreased charges of $0.2 million related to our realignment activities, partially offset by increased bad debt expense of $4.0 million as compared to the same period in 2024.
Operating income for the three months ended September 30, 2025 increased by $25.6 million, or 23.4%, as compared to the same period in 2024. The increase included currency benefits of approximately $4 million. The increase was primarily due to the $12.6 million increase in gross profit and the $14.1 million decrease in SG&A.
Operating income for the nine months ended September 30, 2025 increased by $83.0 million, or 23.6%, as compared to the same period in 2024. The increase included currency benefits of approximately $2 million. The increase was primarily due to the $72.2 million increase in gross profit and the $9.7 million decrease in SG&A.
Backlog of $2,006.5 million at September 30, 2025 increased by $76.1 million, or 3.9%, as compared to December 31, 2024. Currency effects provided an increase of approximately $98 million.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$396.1	$318.4
Sales	377.4	353.1
Gross profit	114.2	106.5
Gross profit margin	30.3%	30.2%
SG&A	67.8	59.8
Segment operating income	46.4	46.7
Segment operating income as a percentage of sales	12.3%	13.2%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2025	2024
Bookings	$1,126.1	$1,008.3
Sales	1,112.9	1,021.4
Gross profit	322.1	305.5
Gross profit margin	28.9%	29.9%
SG&A	206.4	178.8
Loss on sale of business	—	(13.0)
Segment operating income	115.7	113.7
Segment operating income as a percentage of sales	10.4%	11.1%
As discussed above, we revised the end market categories for bookings during the first quarter of 2025. All bookings by industry amounts discussed below, including the 2024 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management, and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets.

Bookings for the three months ended September 30, 2025 increased by $77.7 million, or 24.4%, as compared with the same period in 2024. Bookings included currency benefits of approximately $2 million. The increase in customer bookings was driven by increased customer orders of $37 million in the power generation industry, $23 million in the chemical industry and $22 million in the general industries, partially offset by decreased customer orders of $6 million in the energy industry. Increased customer bookings were driven by increased orders of $36 million into Europe, $27 million into North America, $11 million into the Middle East, $7 million into Africa and $2 million into Latin America, partially offset by decreased orders of $7 million into Asia Pacific. The increase was driven by both original equipment and aftermarket bookings.
Bookings for the nine months ended September 30, 2025 increased by $117.8 million, or 11.7%, as compared with the same period in 2024. Bookings included negative currency effects of approximately $1 million. The increase in customer bookings was primarily driven by increased customer orders of $33 million in the power generation industry, $32 million in the general industries, $31 million in the energy industry and $12 million in the chemical industry. Increased customer bookings were driven by increased orders of $73 million into North America, $57 million into the Middle East, $8 million into Africa and $2 million into Latin America, partially offset by decreased orders of $29 million into Asia Pacific and $3 million into Europe. The increase was driven by both original equipment and aftermarket bookings.
Sales for the three months ended September 30, 2025 increased $24.3 million, or 6.9%, as compared with the same period in 2024. The increase included currency benefits of approximately $3 million. Increased sales were driven by aftermarket customer sales. The increase was primarily driven by increased customer sales of $22 million into North America, $4 million into Europe, $3 million into Latin America and $1 million into Africa, partially offset by decreased customer sales of $5 million into the Middle East and $4 million into Asia Pacific.
Sales for the nine months ended September 30, 2025 increased $91.5 million, or 9.0%, as compared with the same period in 2024. The increase included currency benefits of approximately $1 million. Increased sales were driven by both original equipment and aftermarket customer sales. The increase was primarily driven by increased customer sales of $46 million into North America, $25 million into Asia Pacific, $15 million into Latin America, $6 million into the Middle East and $6 million into Europe, partially offset by decreased customer sales of $6 million into Africa.
Gross profit for the three months ended September 30, 2025 increased by $7.7 million, or 7.2%, as compared with the same period in 2024. Gross profit margin for the three months ended September 30, 2025 of 30.3% increased from 30.2% for the same period in 2024. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases and lower broad-based annual incentive compensation, partially offset by increased charges of $6.0 million related to our realignment activities and $2.6 million of integration costs and amortization of acquisition related intangible assets associated with the MOGAS acquisition as compared to the same period in 2024.
Gross profit for the nine months ended September 30, 2025 increased by $16.6 million, or 5.4%, as compared with the same period in 2024. Gross profit margin for the nine months ended September 30, 2025 of 28.9% decreased from 29.9% for the same period in 2024. The decrease in gross profit margin was primarily due to increased charges of $15.3 million related to our realignment activities and an increase of $9.5 million of integration costs and amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition, partially offset by the favorable impact of previously implemented sales price increases and lower broad-based annual incentive compensation as compared to the same period in 2024.
SG&A for the three months ended September 30, 2025 increased by $8.0 million, or 13.4%, as compared with the same period in 2024. Currency effects provided an increase of approximately $1 million. The increase in SG&A was primarily due to increased acquisition and integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition of $3.8 million and increased charges of $1.0 million related to our realignment activities, partially offset by lower broad-based annual incentive compensation and decreased bad debt expense of $0.5 million as compared to the same period in 2024.
SG&A for the nine months ended September 30, 2025 increased by $27.6 million, or 15.4%, as compared with the same period in 2024. Currency effects provided an increase of approximately $1 million. The increase in SG&A was primarily due to increased acquisition and integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition of $9.8 million and increased bad debt expense of $3.2 million, partially offset by decreased charges of $2.7 million related to our realignment activities, a $1.1 million decrease in research and development costs and lower broad-based annual incentive compensation as compared to the same period in 2024.
Loss on sale of business for the three and nine months ended September 30, 2025 decreased by $13.0 million due to the divestiture of NAF AB in 2024, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden. The loss on sale of business is included within charges related to our realignment activities.

Operating income for the three months ended September 30, 2025 decreased by $0.3 million, or 0.6%, as compared with the same period in 2024. The decrease included negative currency effects of less than $1 million. The decrease was primarily due to the $8.0 million increase in SG&A, partially offset by the $7.7 million increase in gross profit.
Operating income for the nine months ended September 30, 2025 increased by $2.0 million, or 1.8%, as compared with the same period in 2024. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $16.6 million increase in gross profit and the $13.0 million loss on sale of business in 2024 that did not recur, partially offset by the $27.6 million increase in SG&A.
Backlog of $896.4 million at September 30, 2025 increased by $26.8 million, or 3.1%, as compared to December 31, 2024. Currency effects provided an increase of approximately $25 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Net cash flows provided by operating activities	$506.1	$228.0
Net cash flows (used) by investing activities	(44.5)	(54.1)
Net cash flows (used) by financing activities	(330.9)	(107.4)
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
Our cash balance increased by $158.4 million to $833.8 million at September 30, 2025, as compared with December 31, 2024. The cash activity during the first nine months of 2025 included cash provided by operating activities, $45.5 million in capital expenditures, $197.9 million of share repurchases, $82.7 million in dividend payments, $28.1 million of payments on our $500.0 million unsecured term loan facility (the "Term Loan") and $15.0 million contingent consideration payment related to the MOGAS acquisition.
For the nine months ended September 30, 2025, our cash provided by operating activities was $506.1 million, as compared to cash provided of $228.0 million for the same period in 2024. Cash flow used by working capital decreased for the nine months ended September 30, 2025, primarily due to increased cash flows provided by, or decreased cash flows used by, accounts receivable, inventories, accounts payable and accrued liabilities, partially offset by decreased cash flows provided by, or increased cash flows used by, contract assets, prepaid expenses and other assets and contract liabilities as compared to the same period in 2024.
Increases in accounts receivable used $26.1 million of cash flow for the nine months ended September 30, 2025, compared to cash used of $96.4 million for the same period in 2024. As of September 30, 2025, our days’ sales outstanding ("DSO") was 80 days as compared to 77 days as of September 30, 2024.
Increases in contract assets used $35.2 million of cash flow for the nine months ended September 30, 2025, as compared to cash used of $23.3 million for the same period in 2024.
Changes in inventory provided $26.7 million of cash flow for the nine months ended September 30, 2025, as compared to cash provided of $2.9 million for the same period in 2024. Inventory turns were 3.6 times at September 30, 2025, as compared to 3.5 times as of September 30, 2024.
Changes in accounts payable provided $31.2 million of cash flow for the nine months ended September 30, 2025, as compared to cash provided of $24.7 million for the same period in 2024. Decreases in accrued liabilities used $30.5 million of cash flow for the nine months ended September 30, 2025, as compared to cash used of $33.9 million for the same period in 2024.
Decreases in contract liabilities used $17.9 million of cash flow for the nine months ended September 30, 2025, as compared to cash provided of $8.5 million for the same period in 2024.
Cash flows used by investing activities during the nine months ended September 30, 2025 were $44.5 million, as compared to cash used of $54.1 million for the same period in 2024. Capital expenditures during the nine months ended September 30,

2025 were $45.5 million, a decrease of $6.6 million as compared with the same period in 2024. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2025, we currently estimate capital expenditures to be approximately $75.0 million, before consideration of any merger and acquisition activity.
Cash flows used by financing activities during the nine months ended September 30, 2025 were $330.9 million, as compared to $107.4 million of cash flows used for the same period in 2024. Cash outflows in the nine months ended September 30, 2025 resulted primarily from the $197.9 million in stock repurchases, $82.7 million of dividend payments, $28.1 million of payments on our Term Loan, $15.0 million contingent consideration payment related to the MOGAS acquisition and $11.6 million in payments related to tax withholding for stock-based compensation. Cash outflows during the nine months ended September 30, 2024 resulted primarily from the $82.8 million of dividend payments, $45.0 million of payments on our Term Loan, $50.0 million of payments on our Revolving Credit Facility and $20.1 million of share repurchases, partially offset by $100.0 million of cash proceeds from our Revolving Credit Facility.
As of September 30, 2025, we had an available capacity of $715.4 million on our Second Amended and Restated Credit Agreement, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of October 10, 2029. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Second Amended and Restated Credit Agreement and is also reduced by outstanding letters of credit. Our Second Amended and Restated Credit Agreement is committed and held by a diversified group of financial institutions. Refer to Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Second Amended and Restated Credit Agreement.
During the nine months ended September 30, 2025, we contributed $10.0 million to our U.S. pension plan, compared to $20.0 million in contributions for the same period in 2024. At December 31, 2024, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of September 30, 2025, we have $254.9 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Second Amended and Restated Credit Agreement and related covenants. We were in compliance with all applicable covenants under our Second Amended and Restated Credit Agreement as of September 30, 2025.
As of September 30, 2025, we have cash and cash equivalents of $833.8 million and $715.4 million of borrowings available under our Second Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2025.
OUR CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report. The critical policies, for which no significant changes have occurred in the nine months ended September 30, 2025, include:
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $(16.9) million and $52.9 million for the three months ended September 30, 2025 and 2024, respectively, and $142.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2025, we had a U.S. dollar equivalent of $199.3 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $695.9 million at December 31, 2024. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(5.4) million and $(3.2) million for the three months ended September 30, 2025 and 2024, respectively, and $(36.8) million and $(2.1) million for the nine months ended September 30, 2025 and 2024, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2025, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2025 would have impacted our net earnings by approximately $30.0 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2024 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended September 30, 2025, our 2024 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Note 14, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective August 8, 2025, the Board of Directors approved a $400.0 million share repurchase authorization, which included approximately $227.1 million of remaining capacity under the prior $300.0 million share repurchase authorization. We repurchased 2,603,363 shares of our outstanding common stock for $145.1 million and 82,785 shares of our outstanding common stock for $3.9 million during the three months ended September 30, 2025 and 2024, respectively. We repurchased 3,768,461 shares of our outstanding common stock for $197.9 million and 423,785 shares of our outstanding common stock for $20.1 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we have $254.9 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended September 30, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	3,592	(3)	$55.10	—	$227.1
August 1 - 31	193	(2)	53.01	713,410	361.3
September 1 - 30	—		—	1,889,953	254.9
Total	3,785		$54.99	2,603,363
__________________________________
(1)On November 13, 2014, our Board of Directors approved a $500.0 million share repurchase authorization. Effective August 8, 2025, the Board of Directors approved a $400.0 million share repurchase authorization, which included approximately $227.1 million of remaining capacity under the prior $300.0 million share repurchase authorization. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
(2)Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(3)Includes 1,575 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $54.01 and 2,017 shares purchased at a price of $55.95 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, no such plans or other arrangements were adopted, terminated or modified.

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

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101)
_______________________
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	October 28, 2025	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2025	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)