Form 10-K
period 2025-12-31
FLOWSERVE CORP
filed 2026-02-17
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $5,471,227,019. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 12, 2026 was 127,260,329.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year covered by the report is incorporated by reference into Part III hereof.

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
Strategies
Flowserve has a clear growth strategy as we transform our operations to better meet our customers' needs. Our overarching strategic objectives are to remain a global leader in the flow control industry and capitalize on growth through our traditional end markets as well as through specifically identified growth areas, such as the nuclear, energy transition and power generation markets. We seek to be recognized by our customers as the most trusted brand of flow control technology in terms of reliability and quality, which we believe will help maximize shareholder value.
In pursuit of these objectives, we maintain a strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and accelerates growth through three key areas: diversification, decarbonization, and digitization (the "3D Strategy"). The goal of our 3D Strategy is to utilize our leadership in the flow control industry, and through our commitment to research and development ("R&D"), create innovative products and solutions which address the emerging climate and environmental issues that our customers face. In addition, the Flowserve Business System helps guide the enterprise on incorporating best in class operational practices within the following categories: People Excellence, Operational Excellence, Portfolio Excellence, Commercial Excellence, and Innovation Excellence (the “Flowserve Business System”). We believe that our 3D Strategy, improved execution through our operating model and the Flowserve Business System, and continued innovation efforts will drive long-term revenue growth and profit expansion. For further discussion of our operating model, see the Executive Overview in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report”).
Diversification
We are diversifying our traditional end markets to create a more balanced and less cyclical portfolio with a focus in the following end markets: nuclear, power generation, water, specialty chemicals, and new vacuum and seal technologies. With the goal of supporting our customers today and in the future as they transition to new energy sources, we focus on several elements to create a balanced and diverse portfolio based on cleaner sources of energy, including: (i) re-engaging our offerings with market participants in areas such as nuclear, power generation, water, specialty chemicals, and other general industries where we maintain strong capabilities; (ii) increasing our exposure to end markets offering long-term outsized growth potential; and (iii) maintaining and growing our vacuum technology that supports chemical processing and advanced industrial manufacturing.
Decarbonization
We are supporting our customers through their energy transitions. Countries and corporations around the world continue to invest in various methods and solutions to help achieve their climate and emission reduction goals. Our decarbonization strategy focuses on several areas and seeks to address the effects of climate change through our innovative portfolio of flow control solutions, including: (i) continuing to develop our products and services that can be utilized in our customers’ carbon reduction efforts; (ii) providing overall product and solution offerings to help customers’ energy transition efforts in energy efficiency, carbon reduction, and operational cost mitigation; and (iii) maintaining and improving our technologies already available in nuclear, liquefied natural gas ("LNG"), hydrogen, carbon capture, and renewables. The Flowserve Energy Advantage Program provides a holistic flow control approach aimed at helping operators reach their carbon reduction goals and lower total cost of ownership. The program provides customers with Flowserve's engineering expertise, a systematic data-driven evaluation process and a complete offering of products and services that can help increase energy efficiency through optimization of pump and valve power consumption, reduce carbon emissions, improve plant productivity and reliability, and provide operational cost savings.
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
Innovation & Growth Solutions
Our investments in Flowserve solutions focus on developing and scaling offerings that improve energy efficiency and uptime, reduce total cost-of-ownership, and enhance safety for our end-users. Through our Energy Advantage Program, we have invested in a dedicated team, proprietary analysis tools and new business models to identify and implement energy-efficiency improvements across flow control systems.
In addition, we continue to advance our capabilities and technology position in the rapidly developing asset health market. Over the past several years, we have continued to both invest and partner in this space to expand remote monitoring solutions and advanced equipment diagnostics to provide remote asset management and related services and capabilities for our end-user customers. Our solution, RedRaven, includes delivering intelligent “edge” devices, advanced networking infrastructure, secure communication and security protocols, secure data management, and remote monitoring and reporting for our customers.
None of these newly developed products or services required the investment of a material amount of our assets or were otherwise material to our business. We expect to increase our R&D focus in the above areas.
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
BUSINESS SEGMENTS AND PRODUCTS
Our Primary Industries
We sell our products and services to over 10,000 customers, including some of the world’s leading engineering, procurement, and construction ("EPC") firms, original equipment manufacturers, distributors, and end users. Our products and services are used in several distinct industries having a broad geographic reach. We revised the end market categories for bookings during the first quarter of 2025 to better reflect the end markets of our customers and better align with Flowserve's strategic focus. All bookings by industry amounts discussed below, including the comparative periods, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management and general industries) to four categories (i.e., energy, chemical, power generation, and general industries) to conform to our current classification of end markets. Our total bookings in 2025, 2024 and 2023 were $4.7 billion, $4.7 billion and $4.3 billion, respectively. Our bookings mix by industry in 2025, 2024 and 2023 consisted of:

	2025	2024	2023
• general industries(1)	34%	31%	30%
• energy	33%	37%	38%
• chemical(2)	19%	19%	21%
• power generation	14%	13%	11%

(1)General industries include mining and ore processing, pulp and paper, food and beverage, pharmaceuticals, water management and other smaller applications, as well as sales to distributors whose end customers typically operate in the other industries we primarily serve as identified above.
(2)Chemical industry is comprised of chemical-based products and no longer includes pharmaceuticals which is now included within general industries.

Demand
Demand for most of our products depends on the level of new capital investment as well as planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for products that serve energy, chemicals, power generation, and industries included within general industries, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior, including changes in demand for certain products and processes as a result of global mega trends or evolving industry trends and needs. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process. Energy transition as well as the more recent build-out of data centers to power artificial intelligence have also resulted in increased demand for our products and services as customers and geographies look to secure more independent sources of energy.
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
In the sale of aftermarket products and services (collectively referred to as "aftermarket"), we benefit from a large installed base of our original equipment, which requires periodic maintenance, repair and replacement parts. We use our manufacturing platform and global network of QRCs to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to selectively expand our global QRC capabilities to improve our ability to capture an increasing portion of this important aftermarket business. Each of our two business segments generates certain levels of aftermarket products and services.
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any of the industries or in any particular part of the world we serve. In addition, to augment our focus on growth, we have initiated the 3D Strategy and the Flowserve Business System to create a more balanced portfolio, supporting customers through the energy transition and leveraging technology and data to improve customer operations and provide solutions.
For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report. For information on our sales and long-lived assets by geographic areas, see Note 21, "Business Segment Information," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
Business Functions
Our business segments share a focus on industrial flow control technology and have a number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint, our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively and our shared leadership for operational support functions, such as R&D, marketing, and supply chain.

Our operations leadership reports to our Chief Executive Officer and the segments share leadership for operational support functions such as R&D, marketing, and supply chain. We believe this leadership structure positions the Company to leverage the Flowserve Business System, cost reduction initiatives, and internal synergies across our entire operating platform to drive shareholder value.
BUSINESS SEGMENTS
We report a two operating segment structure, consisting of our Flowserve Pumps Division ("FPD") and our Flow Control Division ("FCD"). In addition to the business segment information presented below, Note 21, "Business Segment Information," to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2025, 2024, and 2023.
FLOWSERVE PUMPS DIVISION
Our largest business segment is FPD, through which we design, manufacture, pretest, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals and auxiliary systems (collectively referred to as "original equipment") and related services. FPD products and services are primarily used by companies that operate in the energy, power generation, chemical and general industries. We market our pump and mechanical seal products through our global sales force and our regional QRCs and service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to other original equipment manufacturers for incorporation into their rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to reliably meet the operating requirements of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the energy production and process markets. Our products are currently manufactured in 37 manufacturing facilities worldwide, 12 of which are located in in North America, 11 in Europe, eight in Asia Pacific and six in Latin America, and we have 126 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.
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
FPD Products
We currently manufacture approximately 165 active pump models, including American Petroleum Institute ("API") process pumps used in many downstream refining and petrochemical processing systems, and single case multistage axially split heavy duty pumps often used for high pressure hydrocarbon pipeline transmission. In addition, we manufacture double case diffuser style barrel pumps for medium duty applications in refining and petrochemical applications and submersible pump for deep well pumping in irrigation and municipal water supply service. We also manufacture approximately 175 active mechanical seal and sealing systems models. Our pump products are sold under globally recognized brands including Worthington, SIHI, Durco and Innomag and in some cases our brands date back over 230 years ago.
FPD Services
We also provide engineered aftermarket services through our global network of 126 QRCs, some of which are co-located in manufacturing facilities, in 48 countries. Our FPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning services, seal systems spare parts, repairs, advanced diagnostics, re-rate and upgrade solutions and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of FPD’s service work is performed on a quick response basis and we offer 24-hour service in all of our major markets.
FPD New Product Development

Our investments in new product R&D continue to focus on increasing the capability of our products and solutions as customer applications become more advanced, demanding greater levels of production (i.e., flow and power) and under more extreme conditions (i.e., erosive, corrosive and temperature) beyond the level of traditional technology. We continue to invest in our product platform and solutions, and develop innovations to improve our competitive position in our key markets, including the global chemical industry and in the engineered equipment industry, specifically upstream, offshore and downstream applications for the energy market.
We continue to develop new product designs to support our customers through energy transition in our key end markets, and those markets targeted through the diversification efforts of our 3D Strategy and the Flowserve Business System. We have launched and will continue to launch new initiatives to support renewable energy, energy efficiency, emissions reduction, decarbonization, and sustainability as the world continues to embrace energy transition into the future. Product development and continued improvements in these areas is a key aspect of our environmental, social and governance (“ESG”) program.
In addition, we have moved beyond exploring new additive manufacturing capabilities, such as 3D printing and fast casting methods, and are exploring ways to economically scale these techniques as another means of manufacturing our products to both reduce lead time and lower our production costs.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material to our business. We continue to invest in cryogenic pumping products and technology for hydrogen and LNG applications. Furthermore, we continue to develop and commercialize new products with greater efficiency and capacity in our pressure exchanger portfolio.
FPD Customers
Our customer mix is diversified and includes leading EPC firms, major national and international companies, equipment end users in our served markets, other original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including general, energy, chemical and power generation industries.
FPD Competition
The pump and mechanical seal industry is highly fragmented, with thousands of competitors globally. We compete, however, primarily with a limited number of large companies operating on a global scale. There are also a number of smaller, newer entrants in some of our emerging markets. Competition among our closest competitors is generally driven by delivery times, application knowledge, experience, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include: Sulzer Pumps; Ebara Corp.; Eagle Burgmann, which is a joint venture of two traditional global seal manufacturers; John Crane Inc., a unit of Smiths Group Plc; Weir Group Plc.; ITT Industries; and KSB SE & Co. KGaA.
The pump and mechanical seal industry continues to undergo consolidation, which is primarily driven by the need to lower costs through reduction of excess capacity and customers’ preference to align with global full-service suppliers to simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.
We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the energy, chemical and power generation industries, our large installed base of products, our strong customer relationships, our high quality technology, our more than 230 years of experience in manufacturing and servicing pumping equipment, our reputation for providing quality engineering solutions and our ability to deliver engineered new seal product orders within 72 hours from the customer’s request.
FPD Backlog
FPD’s backlog of orders as of December 31, 2025 was $2,044.8 million, compared with $1,930.4 million as of December 31, 2024. We expect to recognize revenue on approximately 73% of December 31, 2025 backlog during 2026.

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
Our flow control products are primarily used by companies operating in the energy, chemical, general, and power generation industries. Our products are currently manufactured in 18 principal manufacturing facilities, seven of which are located in Europe, five located in the United States, five located in Asia Pacific and one located in Latin America. We deliver our services through our global network of 26 QRCs worldwide, including ten sites in Europe and Africa, nine in North America, one in the Middle East, eight in Asia Pacific and one in Latin America, including those co-located in manufacturing facilities.
FCD Products
Our valve, automation and controls products and engineered services portfolio represent one of the most comprehensive offerings in the flow control industry. Our products are used in a wide variety of applications, from general service to the most severe and demanding services, including those involving high levels of corrosion, extreme temperatures and/or pressures, zero fugitive emissions, and emergency shutdown.
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
During 2022, we added the service of condition monitoring for our control valves, which is enabled by RedRaven, our proprietary IIoT solution, and digital positioners. Within any control valve system, the RedRaven solution acts as a condition monitoring system and provides critical operating information to the end users and therefore helps to reduce downtime, improve productivity, and increase visibility into their flow processes. Additionally, RedRaven is connected to our QRC network for fast and reliable repair or replacement of valves, actuators and other related valve equipment.
FCD New Product Development

Our R&D investment is focused on areas that aim to enhance the end-user experience and advance our technological leadership by creating compelling value propositions for our customers, and lasting competitive advantage of our products and services in the market. In that respect, our investments have been focused on four critical areas:
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
FCD Customers
Our customer mix spans several end markets, including the energy, chemical, general, (which includes mining) and power generation industries. We are especially active in providing solutions for emerging applications that support sustainability (such as concentrated solar power, hydrogen economy, carbon capture, desalination, etc.) or increase energy productivity (such as LNG, Ethylene cracking, and Hydro cracking, etc.). Lastly, our expertise in flow control management makes us a reliable partner to assist our customers with energy transition – by either making their processes more efficient and sustainable, or by providing products and solutions for new technologies that enable energy transition.
Our product offerings include original equipment, aftermarket parts, and a portfolio of services and solutions. Contracts and transactions are conducted through a variety of channels depending on customer requirements, including direct end users, EPC firms, distributors and other original equipment manufacturers.
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Emerson Electric Co., Cameron International Corp. (a Schlumberger company), Baker Hughes, Rotork plc, Valmet, IMI Plc and Crane Co.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2025 was $828.6 million, compared with $869.6 million as of December 31, 2024. We expect to recognize revenue on approximately 82% of December 31, 2025 backlog during 2026.

ADDITIONAL INFORMATION REGARDING BOTH REPORTING SEGMENTS
Seasonality
Our financial results are seasonal, as we typically experience lower earnings in the first quarter of the year, with lower sales, coupled with fixed operating expenses, impacting our earnings and cash flows. We typically have higher sales, earnings, and cash flows in the second half of the year. Given that certain of our operating expenses are fixed, fluctuations in sales volumes from quarter to quarter may affect operating income for the respective quarters.
Selling and Distribution
We primarily distribute our products through direct sales by employees assigned to specific regions, industries, or products. In addition, we use distributors and sales representatives to supplement our direct sales force where it is more economically efficient. We generate a majority of our sales leads through existing relationships with vendors, customers and prospects or through referrals.
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
During 2025, our operating costs were impacted by U.S. tariffs and other relative inflationary pressures. Tariff-related volatility moderated during the second half of the year and our sales and supply chain teams worked diligently to help mitigate the effects of these pressures throughout the year, including product pricing adjustments, supply chain repositioning and disciplined cost management.
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
Human Capital Management
Our associates worldwide are important to delivering on our purpose to create extraordinary solutions. People Excellence is a key focus area of the Flowserve Business System and defines our programming to create a collaborative team environment that enables us to unlock the potential of each associate to deliver on our strategy..
As of December 31, 2025, we had approximately 16,000 employees (“associates”) globally and a footprint of manufacturing facilities and QRCs in more than 48 countries. Of our global associates, there are approximately 9,000 in FPD and 4,000 in FCD. The remaining 3,000 associates support core business functions including legal, human resources, information technology, finance, global engineering operations and marketing and technology operations. Regionally, approximately 4,900 of our associates are in North America, approximately 1,600 of our associates are in Latin America, approximately 5,500 of our associates are in Europe, the Middle East and Africa, and approximately 4,000 of our associates are in Asia Pacific.
We are committed to achieving business success with integrity at the forefront. All associates and our Board of Directors are governed by our Code of Conduct as we continuously work together to improve our operations by fostering a work environment that supports employee health, safety, training, and development. To create that environment, members of management work together to identify areas of opportunity and develop and implement various policies, procedures, and initiatives in these key areas. Members of management also provide regular updates to our Board of Directors, who provide additional input and guidance to management on these key areas.
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
Furthering our commitment to leadership development, we continue to build on the momentum of our Leadership in Motion ("LIM"), a development program focused on the foundational capabilities of leadership through the lens of Flowserve's values and behaviors. Together, these leaders advance their skills in collaborating across the enterprise, developing their teams, and strengthening our purpose-driven culture for all associates. Our program continues to engage leaders new to management, and leaders new to Flowserve, building on our values and behaviors with clearly defined attributes and actions for people leaders.
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
Culture and Engagement: To further enhance our culture, we conduct regular employee engagement surveys to solicit feedback and input directly from our associates. In 2025, Flowserve advanced its enterprise engagement efforts by operationalizing the actions identified through the prior year’s engagement survey and strengthening its continuous‑listening approach. Business and functional leaders executed tailored engagement action plans supported by engagement champions to drive consistent follow‑through across the organization. Flowserve also introduced targeted pulse surveys to collect ongoing employee input. These surveys are expected to become a recurring element of the Company’s strategy to track progress over time. In addition, engagement results and related actions were incorporated into senior leader site visits and reviewed alongside operational metrics to ensure visibility, accountability, and sustained attention. Collectively, these efforts reinforced Flowserve’s approach to understanding the associate experience using systematic, data-informed processes.
Environmental, Social, and Governance Activities

We structure our approach to sustainability around ESG principles that incorporate our values and business priorities so that all of our associates can contribute to our ESG priorities. One of the aims of our ESG program is to enable a clean energy future by advancing technologies that reduce climate impact, embedding sustainability within our core operations and strengthening our purpose-driven culture. Our ESG program is centered on three key pillars: climate, culture and core responsibility. Climate captures the environmental pillar of our ESG approach and outlines our commitment to enabling a clean energy future for our operations and our customers. Culture refers to the social pillar of our ESG strategy and is rooted in our belief that the collective energy of our people sets us apart–it defines our commitment to strengthening our values-driven culture and investing in our communities through talent recruitment, engagement, workplace health and safety, and employee well-being. Core responsibility represents governance and how we seek to conduct business ethically and in accordance with laws and regulations around the world.
We publish an annual ESG Report that discusses our ESG-related goals, activities and accomplishments, which can be accessed through the “Investor Relations” section of our Internet web site, and which is not incorporated by reference into this Annual Report on Form 10-K.
Environmental Regulations and Proceedings
We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of waste, air emissions, and wastewater discharges. We periodically make capital expenditures to enhance our compliance with environmental requirements, as well as to abate and control pollution. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities. However, we have incurred and continue to incur operating costs relating to ongoing environmental compliance matters, including with respect to proposed regulations on carbon emissions reporting. Based on existing and proposed environmental requirements and our anticipated production schedule, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Exports
Our export sales from the United States to foreign unaffiliated customers were $321.5 million in 2025, $292.9 million in 2024 and $300.3 million in 2023.
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

Also available on our Internet web site are our Corporate Governance Guidelines for our Board of Directors and Code of Conduct, the charters of the Audit, Technology, Innovation and Risk, Organization and Compensation and Corporate Governance and Nominating Committees of our Board of Directors, our annual ESG Report, and other important governance documents. All of the foregoing documents may be obtained through our Internet web site as noted above and are available in print without charge to shareholders who request them. Information contained on or available through our Internet web site is not incorporated into this Annual Report or any other document we file with, or furnish to, the SEC.

ITEM 1A.RISK FACTORS

Please carefully consider the following discussion of material factors, events, and uncertainties that make an investment in our securities risky. If any of the factors, events and contingencies discussed below or elsewhere in this Annual Report materialize, our business, financial condition, results of operations, cash flows, reputation, prospects, or stock price could be materially adversely affected. While we believe all known material risks are disclosed, additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also materially adversely affect our business, financial condition, results of operations, cash flows, reputation, prospects, or stock price. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. Because of the risk factors discussed below and elsewhere in this Annual Report and in other filings we make with the SEC, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, historical trends should not be used to anticipate results or trends in future periods and actual results could differ materially from those projected in the forward-looking statements contained in this Annual Report.
Business and Operating Risks
Our business depends on our customers’ levels of capital investment and maintenance expenditures, which in turn are affected by numerous factors, including changes in the state of domestic and global economies, global energy demand, and the liquidity cyclicality and condition of global credit and capital markets, which have impacted and which could continue to impact the ability or willingness of our customers to invest in our products and services and adversely affect our financial condition, results of operations, and cash flow.
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
The businesses of many of our customers, particularly energy companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, tend to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels in a soft economic environment, which reduces demand for our products and services. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing, specifically the price of oil, have caused, and may in the future cause, our customers to be more conservative in their capital planning, reducing demand for our products and services. Reduced demand for our products and services from time to time results in the delay or cancellation of existing orders or leads to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand has in the past and may continue in the future to also erode average selling prices in our industry. Any of these results could continue to adversely affect our business, financial condition, results of operations and cash flows.

Volatile regional and global economic conditions stemming from public health emergencies, such as outbreaks of epidemics, pandemics, and contagious diseases, including actions taken by governments in response, could in the future cause a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty, and volatility in the financial and commodity markets, including global volatility in supply and demand for energy, may precipitate and aggravate many of the factors described above, and could cause these factors to adversely impact our operations and financial performance as well as those of many of our customers and suppliers.
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
Our backlog represents the value of uncompleted customer orders. While we cannot be certain that reported backlog will be indicative of future results, our ability to accurately value our backlog can be adversely affected by numerous factors, including the health of our customers' businesses and their access to capital, volatility in commodity prices (e.g., copper, nickel, stainless steel) and economic uncertainty. While we attempt to mitigate the financial consequences of order delays and cancellations through contractual provisions and other means, if we were to experience a significant increase in order delays or cancellations, which can occur as a result of the aforementioned economic conditions or other factors beyond our control, it could impede or delay our ability to realize anticipated revenues on our backlog. Such a loss of anticipated revenues could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our inability to deliver our backlog on time could affect our revenues, future sales and profitability and our relationships with customers.
At December 31, 2025, our backlog was $2.9 billion. In 2026, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Our manufacturing plant operations, capacity and supply chain are subject to disruption as a result of equipment failure, severe weather conditions and other natural or manmade disasters, including power outages, fires, explosions, terrorism, cyber-based attacks, conflicts or unrest, epidemics or pandemics, labor disputes, trade protection measures, including tariffs or import-export restrictions, acts of God, or other reasons. We may also encounter capacity limitations due to changes in demand despite our forecasting efforts. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to late delivery. Failure to deliver in accordance with contract terms and customer expectations could subject us to financial penalties, damage existing customer relationships, increase our costs, reduce our sales and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end-user customers. We compete based on price, technical expertise, delivery timeliness, contractual terms, project management, proximity to service centers, previous installation history and reputation for quality and reliability. Competitive environments in slow-growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their supply chain. To remain competitive, we must invest in manufacturing, technology, such as artificial intelligence and machine learning, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. A relatively strong U.S. dollar in recent years has made and can continue to make our products more expensive overseas, which can make our ability to meet our international customers’ pricing expectations particularly challenging and may result in erosion of product margin and market share. In addition, negative publicity or other organized campaigns critical of us, through social media or otherwise, could negatively affect our reputation and competitive position. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
In addition, the continued creation, development and advancement of new technologies, such as artificial intelligence, machine learning, quantum computing, data analytics, 3-D printing, robotics, sensor technology, data storage, neural networks, and augmented reality, amongst others, as well as other technologies in the future that are not foreseen today, continue to transform the Company’s processes, products, and services. In order to remain competitive, the Company will need to stay abreast of such technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into its current and future business models, products, services and processes and also guard against disruptions to its business by existing and new competitors using such technologies. The Company’s strategy, operating model and new product innovation pipeline all have important technological elements and many of the Company’s products and services are based on technological advances. In addition, the Company will need to compete for talent that is familiar with such technologies, including upskilling its workforce. There can be no assurance that the Company will continue to compete effectively with its industry peers as new technology evolves, which could result in a material adverse effect on the Company's business and results of operations.
Our inability to obtain raw materials at favorable prices may adversely affect our operating margins and results of operations.
We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been historically volatile and are influenced by factors that are outside our control. For example, in recent years, the prices for energy, metal alloys, nickel, and certain other of our raw materials have been volatile. Our operating margins and results of operations and cash flows may be adversely affected if we are unable to pass increases in the costs of our raw materials on to our customers or if other methods to offset our increased costs through supply chain management, contractual provisions, and gains in operational efficiencies are not achieved.
Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including with respect to purchased parts, commodity and raw material costs. Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight, and cost of labor which have been and may continue to be driven by inflation, tightening labor markets, prevailing price levels, exchange rates, and other economic factors. Throughout 2025, our operating costs were impacted by tariff actions as well as price inflation, including with respect to the cost of certain raw materials, commodities, freight and logistics, and we expect this to continue for the foreseeable future. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through price increases, which would reduce our profit margins and cash flows. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, cash flows and results of operations could be materially and adversely affected.
Terrorist acts, conflicts, wars, natural or manmade disasters, epidemics or pandemics, acts of God and other such events around the world at times materially adversely affect our business, financial condition and results of operations and the market for our common stock.
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to, among other things, terrorist acts, conflicts (including as a result of geopolitical uncertainty and/or conflicts in the countries and/or regions where we operate, including the Middle East, Ukraine, the European Union and the Trans-Pacific region), severe weather conditions, the potential physical effects of climate change, and other natural or manmade disasters, including power outages, fires, floods, earthquakes, hurricanes, storms, rising sea levels, explosions, cyber-based attacks, epidemics or pandemics, labor disputes, and acts of God wherever located around the world. The potential for future such events, the national and international responses to such events or perceived threats to national security, and other actual or potential conflicts or wars, such as the Russia-Ukraine conflict, the Israel-Hamas war, ongoing instability in Middle East, and heightened political and economic tensions involving the United States and Venezuela, have created many economic and political uncertainties. In addition, as a global company with headquarters and significant operations located in the United States, actions against or by the United States, such as the imposition of new U.S. tariffs and any retaliatory tariffs, may impact our business or employees. Changes in general economic conditions or any of the foregoing events, or our inability to accurately forecast these changes or events or mitigate the impact of these conditions on our business, could materially adversely affect us. See also the discussion below under the heading "Economic, political and other risks associated with international operations could adversely affect our business."
Global sustainability issues and our commitments to reduce our carbon emissions presents challenges to our business which could materially adversely affect us.
The potential effects of global sustainability issues create financial and operational risks to our business, both directly and indirectly. Increased concern regarding global sustainability issues and greenhouse gas ("GHG") emissions has and will result in more regulations designed to reduce GHG emissions. As a result, and as discussed hereafter in our risk factor entitled “We are exposed to certain regulatory and financial risks related to sustainability issues, which could adversely affect our financial condition, results of operations and cash flows,” we may be required to make increased capital expenditures to adapt our business and operations to meet new regulations and standards.
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

If we are unable to meet these commitments, or if these commitments do not meet the rapidly evolving, varied and often times conflicting expectations of our stakeholders, then, in addition to regulatory and legal risks related to compliance, we could incur adverse publicity and reaction from investors, customers or other stakeholders, which could adversely impact our reputation, which could in turn adversely impact our results of operations. While we have taken steps to adopt sustainability goals and reduce our carbon emissions, there can be no assurance that our commitments and current and future strategic plans to achieve those commitments will be successful, that the costs related to these efforts may not be higher than expected, that the technological advancements and innovations we are relying upon will come to fruition in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our capital expenditures, operating margins and results of operations.
Our business may be adversely impacted by work stoppages and other labor matters.
As of December 31, 2025, we had approximately 16,000 employees, of which approximately 4,600 were located in the United States. Approximately 3% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Finland, France, Germany, India, Italy, Japan, Mexico, the Netherlands, South Africa, Spain, and Sweden. Although we believe that our relations with our employees are generally satisfactory and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Our ability to successfully negotiate new and acceptable agreements when the existing agreements with employees covered by collective bargaining expire could result in business disruptions or increased costs.
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
•integrating the acquired company's information systems, which may increase the scope and complexity of our information technology networks and related systems, resulting in new security vulnerabilities or increased exposure to cyber-attacks;
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
In addition, any of the aforementioned cybersecurity incidents or disruptions could expose us to a risk of loss, disclosure, misuse, corruption, or interruption of sensitive and critical data, information and functions, including our proprietary and confidential information and information related to our customers, suppliers and employees. It is also possible a cybersecurity incident could result in theft of material trade secrets or other material intellectual property. While we devote substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyberattacks, or avoid or limit a material adverse impact on our systems after such incidents or attacks occur. The rapid evolution and increased availability of artificial intelligence technologies, including generative artificial intelligence models, may intensify cybersecurity risks by making targeted attacks more sophisticated and cybersecurity incidents more difficult to detect, contain, and mitigate, which may inhibit our ability to provide prompt, full, and reliable information about such incidents to our customers, regulators, and the public. Furthermore, businesses which we have acquired, or may in the future acquire, may have cybersecurity weaknesses which could subject us to increased risks of cybersecurity incidents. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with third parties, regulatory actions and fines, theft of intellectual property, systems disruption, disruption of manufacturing plant operations and increased cybersecurity protection and remediation costs. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, attacks and other related incidents. If we are unable to prevent, anticipate, detect or adequately respond to cybersecurity incidents, our operations could be disrupted and our business could be materially and adversely affected.
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
•trade protection measures, such as the threat of imposition of tariffs, and import and export licensing and control requirements, or other trade restrictions, as well as any retaliatory actions;
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
For example, political unrest or work stoppages negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that are affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in Russia/Ukraine, the Middle East, Asia and North Africa, as well as the current and developing geopolitical tensions between the United States and Venezuela, could soften the level of capital investment and demand for our products and services. We have experienced logistics disruptions as a result of the Israel-Hamas war that have increased expenses and delayed import of our products in the region. The conflict is ongoing and the length, impact, and outcome is highly unpredictable. If the conflict further intensifies or develops, it could have an adverse impact on our business operations in the Middle East or other affected areas. In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in March 2022 we permanently ceased all Company operations in Russia. See Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in "Item 8. Financial Statements and Supplemental Data" of this Annual Report for further discussion of the termination of our Russian operations.
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

The United States continues to implement certain trade actions, including imposing tariffs on certain goods imported from China, India, Mexico, and other countries, which have also resulted in certain retaliatory tariffs being imposed. For example, in 2025, the United States expanded and increased existing tariffs on steel and aluminum, imposing 50% tariffs on steel, aluminum, and products containing steel and aluminum from a range of U.S. trading partners. More significant tariffs have been proposed by the current U.S. Presidential administration, although it is not possible to predict the extent or focus of any such tariffs at this time. In addition, there have been changes and uncertainty with respect to trade agreements, including the United States-Mexico-Canada Agreement, and more changes may be forthcoming under the current U.S. administration. Uncertainties with respect to tariffs, trade agreements, or any potential trade wars may negatively impact the global economic markets and could affect our customers’ ability to invest in capital expenditures, which may in turn result in reduced demand for our products and services, and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs, export controls, and sanctions laws could also result in changes in supply and demand of our raw material needs, affect our manufacturing capabilities and lead to increased prices that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.
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
In particular, there is uncertainty related to new or existing treaty and trade relationships with other countries which may affect restrictions or tariffs imposed on products we buy or sell. These factors, together with other key global events during 2025 and beyond (such as the ongoing conflicts and terrorist activity), may adversely impact the ability or willingness of non-U.S. companies to transact business in the United States. This uncertainty may also affect regulations and trade agreements affecting U.S. companies, global stock markets (including the NYSE, on which our common shares are traded), currency exchange rates, and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets. For further discussion of the impact of tariffs and trade agreements on our business, please see the discussion above under the heading "Implementation of new tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business."
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
We are exposed to certain regulatory and financial risks related to sustainability issues, which could adversely affect our financial condition, results of operations and cash flows.
Emissions of carbon dioxide and other greenhouse gases and their role in global sustainability issues continue to garner attention globally, which has led to significant legislative and regulatory efforts to limit GHG emissions. Existing or future legislation and regulations related to GHG emissions and climate by the U.S. Congress, state and foreign legislatures and federal, state, local and foreign governmental agencies could adversely affect our business. Additionally, it is uncertain whether, when and in what form mandatory carbon dioxide emissions reduction programs may be adopted. Similarly, certain countries, have adopted the Paris Climate Agreement and these and other existing international initiatives, such as the agreement resulting from the 2023 United Nations Climate Change Conference, or those under consideration may affect our operations.
As regulators and investors increasingly focus on climate and sustainability issues, we are subject to new disclosure frameworks and regulatory reporting obligations. For example, the Corporate Sustainability Reporting Directive (“CSRD”), one of the key directives of the European Union sustainability legal framework, mandates enhanced corporate responsibility reporting that will affect both our E.U. and non-E.U. business operations in the coming years (i.e., E.U. operations by 2028 and non-E.U. operations by 2029). The new reporting obligations under the CSRD require in-scope companies to provide expansive disclosures on various sustainability topics including climate change, biodiversity, workforce, supply chain, and business ethics, all of which will significantly increase our reporting obligations and costs of compliance. As regulatory requirements such as CSRD and other sustainability regulations continue to evolve, the anticipated costs and operational impacts could adversely affect our financial condition and results of operations.
When our customers, particularly those involved in the energy, power generation, petrochemical processing or petroleum refining industries, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency, could dampen demand for energy production or power generation resulting in lower spending by customers for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. There is also increased focus, including by governmental and non-governmental organizations, environmental advocacy groups, investors and other stakeholders on these and other sustainability matters, and adverse publicity in the global marketplace about the levels of GHG emissions by companies in the manufacturing and energy industry could reduce customer demand for our products and services or harm our reputation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows, but such new or additional laws could adversely affect our business.
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
We regularly review our funding policy related to our U.S. pension plan in accordance with applicable laws and regulations. U.S. regulations have increased the minimum level of funding for U.S. pension plans in prior years, which has at times required significant contributions to our pension plans. Contributions to our pension plans reduce the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes.
The recording of increased deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could adversely affect our operating results.
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $264 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets are not more likely than not to be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.
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
There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, lowered expectations of future financial results, adverse changes in the business climate, increase in the discount rate, an adverse action or assessment by a regulator, the loss of key personnel, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated synergies from acquisitions, a sustained decline in the Company’s market capitalization, and significant, prolonged negative variances between actual and expected financial results. In past years, the estimated fair value of our pump reporting unit has fluctuated, partially due to broad-based capital spending declines and heightened pricing pressures experienced in the energy markets. Although we have concluded that there is no impairment on the goodwill associated with our pump reporting unit as of December 31, 2025, we will continue to monitor its performance and related market conditions for future indicators of potential impairment. For additional information, see the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report and under Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
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
Our future success will depend in part on the continued service of key executive officers and personnel. The loss of the services of any key individual could harm our business. Our future success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition in our industry for officers and employees is intense and we may not be successful in attracting and retaining such personnel.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Governance
Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Technology, Innovation and Risk Committee of our Board of Directors. The Technology, Innovation and Risk Committee receives regular reports from management, including our Chief Information Officer ("CIO"), and reports to the Board of Directors at least annually on data protection and cybersecurity matters and reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. In addition to regularly scheduled Technology, Innovation and Risk Committee reviews, we have in place processes and protocols by which certain cybersecurity incidents are reported immediately to the Company’s executive leadership team, and subsequently thereafter, as appropriate to the Technology, Innovation and Risk Committee.
Our CIO and our Director of Cybersecurity, who reports in to the CIO, have extensive cybersecurity knowledge and skills gained from over 30 years of work experience at the Company and elsewhere, respectively, and head the team responsible for implementing and maintaining cybersecurity and data protection practices across our business. Reporting to our CIO and Director of Cybersecurity are a number of experienced information security specialists responsible for various parts of our business, each of whom is supported by a team of trained cybersecurity professionals. The CIO and Director of Cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from this team and regularly review risk management measures implemented by the Company to identify and mitigate cyber security risks. The CIO also attends regular meetings of the Technology, Innovation and Risk Committee to report information on material risks from cybersecurity threats.
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
Cybersecurity risks and the adequacy of associated mitigations are analyzed by senior leadership as part of the enterprise risk assessments that are reported to and discussed by our Board of Directors. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future incidents. For additional information on cybersecurity risks we face, see “Item 1A. Risk Factors” in this Annual Report, which should be read in conjunction with the foregoing information.

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
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2025 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Facilities	Approximate Aggregate Square Footage
FPD
U.S.	7	1,171,000
Non-U.S.	19	3,998,000
FCD
U.S.	6	1,029,000
Non-U.S.	10	1,421,000
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

ITEM 3.LEGAL PROCEEDINGS
We are party to the legal proceedings that are described in Note 17, "Legal Matters and Contingencies," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report, and such disclosure is incorporated by reference into this "Item 3. Legal Proceedings." In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect the amount of any liability that could arise with respect to these matters, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We have established reserves covering exposures relating to contingencies to the extent believed to be reasonably estimable and probable based on past experience and available facts.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 12, 2026, our records showed 761 shareholders of record. We have historically paid quarterly dividends based on a dividend date-of-record in the last month of each quarter with the dividend paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared in its discretion.

Issuer Purchases of Equity Securities
Effective August 8, 2025, the Board of Directors approved a $400.0 million share repurchase authorization, which included approximately $227.1 million of remaining capacity under the prior $300.0 million share repurchase authorization. During the quarter ended December 31, 2025, we repurchased 1,082,426 shares of our outstanding common stock for $56.9 million. As of December 31, 2025, we had $197.9 million of remaining capacity under our current share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)(4)	Approximate Dollar Value That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	1,082,426		$52.60	1,082,426	$197.9
November 1 - 30	3,338	(2)	68.10	—	197.9
December 1 - 31	2,122	(1)	71.49	—	197.9
Total	1,087,886		$52.69	1,082,426
_______________________________________
(1)Shares tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares.
(2)Includes 1,851 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares purchased at a price of $67.16 and 1,487 shares purchased at a price of $69.27 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.
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
(4)Note 19, "Shareholders' Equity," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report provides additional information regarding our share repurchase activity.
Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrials. The graph assumes an investment of $100 on December 31, 2020, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
Dollars
2020
2021
2022
2023
2024
2025
Flowserve Corporation
S&P 500 Index
S&P 500 Industrials

	Base Period	December 31,
Company/Index	2020	2021	2022	2023	2024	2025
Flowserve Corporation	$100.00	$84.90	$87.51	$120.16	$170.49	$208.76
S&P 500 Index	100.00	128.68	105.35	133.02	166.27	195.97
S&P 500 Industrials	100.00	121.10	114.42	135.11	158.48	189.03

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the section titled “Forward-Looking Information is Subject to Risk and Uncertainty” included in this Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report") for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including energy, chemical, power generation and general, which includes water management and pharmaceuticals, where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of QRCs, we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. As of December 31, 2025, we have approximately 16,000 employees globally and a footprint of manufacturing facilities and QRCs in approximately 48 countries.
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
Our operations are conducted through two business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"):
•FPD designs, manufactures, pretests, distributes, and services highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD designs, manufactures, and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
Our business segments share a focus on industrial flow control technology and have a number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications that provide us a net competitive advantage. Our segments also benefit from our global footprint, our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively and our shared leadership for operational support functions, such as R&D, marketing, and supply chain.
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
Through the Flowserve Business System, we are committed to operational excellence, which includes continuous enhancements of our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long term. One of the main focus areas of the Flowserve Business System is portfolio excellence. As part of these efforts, in 2024, we launched the complexity reduction (“CORE”) program that focuses on product rationalization and continuous improvement of our overall product portfolio. The CORE program has now been implemented in all of our main product segments. Additionally, we continue to devote resources to improving the supply chain processes across our business segments to find areas of synergy and cost reduction and to improving our supply chain management capabilities to meet global customer demands. We also remain focused on improving on-time delivery and quality, while managing warranty costs across our global operations, through our operational excellence program. The goal of the program, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and facilitate more efficient operations. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and 2024 and are substantially completed. In the fourth quarter of 2024, we launched the CORE program within the portfolio excellence category of the Flowserve Business System. During 2025 we also initiated certain other portfolio and footprint optimization activities. These optimization activities, together with the CORE program are referred to as the "2025 Realignment Programs," and collectively with the 2023 Realignment Programs are referred to as the "Realignment Programs."
Our Markets
Our products and services are used in several distinct industries: energy, chemical, power generation, and several other industries, such as water management, pharmaceuticals, mining, food and beverage, steel, and pulp and paper, that are collectively referred to as "general industries."
General Industries
General industries represented, in the aggregate, approximately 34% and 31% of our bookings in 2025 and 2024, respectively. General industries comprise a variety of different businesses, including water management, pharmaceuticals, mining and ore processing, pulp and paper, food and beverage, steel, and other smaller applications. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industry activity levels increased in 2025 for the third consecutive year, primarily due to customers' increased repair and maintenance budgets and the demand for fresh water, water treatment and re-use, desalination and flood control considerations that impact the water management component of this industry group.
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
Energy
The energy industry represented approximately 33% and 37% of our bookings in 2025 and 2024, respectively. Customer repair and maintenance spending improved during 2025 supported by strong asset utilization, while short cycle investments continued at a reduced level to support global demand.
The outlook for the energy industry is dependent on the overall macroeconomic environment, including fuel demand, demand growth from both mature markets and developing geographies as well as changes in the regulatory environment. We currently expect continued growth in our business, including increased investment related to energy security and decarbonization efforts in 2026. We further believe consistent asset utilization at our customers' facilities provides support for increased demand for our aftermarket products and services. We believe the medium and long-term fundamentals for this industry remain attractive and see a stabilized environment with expected increased fuel demand on expected global economic growth. In addition, we believe projected depletion rates of existing fields and forecasted long-term demand growth will require additional investments. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to assist our customers in this improving environment.
Chemical
The chemical industry represented approximately 19% of our bookings in both 2025 and 2024. The chemical industry is comprised of petrochemical and specialty chemical products. Customer spending in 2025 remained resilient for the fourth consecutive year following the pandemic's negative impact on demand for chemical products in 2020. Bookings levels increased modestly in 2025 as customers increased their repair and maintenance budgets and lowered project work.
The outlook for the chemical industry remains heavily dependent on global economic conditions. As global economies and unemployment conditions improve, a rise in consumer spending should follow. An increase in spending would drive greater demand for petrochemical and specialty chemical products supporting improved levels of capital investment. We believe the chemical industry will continue to invest in North America and Middle East capacity additions, maintenance and upgrades for optimization of existing assets and that developing regions will selectively invest in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well-positioned to serve the potential growth opportunities in this industry.
Power Generation
The power generation industry represented approximately 14% and 13% of our bookings in 2025 and 2024, respectively. In 2025, energy security concerns drove continued investment in the power generation industry, including nuclear new build and life extensions as well as traditional thermal power sources.
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
As countries around the world look for opportunities to gain additional energy independence and satisfy increasing energy demands, nuclear power remains an important contributor to the global energy mix and is a key factor in our Diversification strategy. We continue to support our significant installed base in the global nuclear fleet by providing aftermarket and life extension products and services. Due to our extensive history and proven product portfolio, we believe we are well positioned to take advantage of this ongoing source of aftermarket and new project opportunities.
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
We believe the long-term fundamentals for the power generation industry remain solid positive based on projected increases in demand for electricity driven by the continued use and proliferation of artificial intelligence systems and machine learning, global population growth, growth of urbanization in developing markets and the increased use of electricity driven transportation. We also believe that our long-standing reputation in the power generation industry, our portfolio of offerings for the various generating methods, our advancements in serving the renewable energy market and carbon capture methodologies, as well as our global service and support structure, position us well for the future opportunities in this important industry.
Outlook for 2026
We have seen growth from the end markets we serve and continue to focus on our strategic plan that takes a balanced approach to integrating both short-term and long-term initiatives and aims to accelerate growth through three key areas: diversification, decarbonization, and digitization, the "3D Strategy." Our strategy is expected to deliver sustainable growth, while the Flowserve Business System is expected to unlock gains in organizational and operational efficiency. The current macroeconomic environment is dynamic and uncertainty exists given the current geopolitical climate and continued trade policy actions, including higher import tariffs in a number of countries in which we operate, the potential implementation of modified or new tariffs and related retaliatory actions. We plan to leverage our global footprint, expansive manufacturing network, flexible supply chain and ability to incorporate tariff impacts into pricing decisions to minimize the economic impact of this uncertainty to our business. We will continue to monitor and manage macroeconomic trends and uncertainties, including inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate; however, with our strong backlog, improved execution and recent acquisitions activity, we expect to deliver annual revenue growth in 2026.
Our bookings were $4.7 billion during the year ended December 31, 2025. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that bookings will result in comparable revenues or otherwise be indicative of future results. Assuming a positive general macroeconomic environment and continued supportive environments in our end markets, we expect full-year bookings growth in 2026.
On October 10, 2024, we entered into the Second Amended and Restated Credit Agreement, which includes a $800.0 million Revolving Credit Facility and $500.0 million Term Loan. On December 31, 2025, we had $992.7 million of fixed-rate Senior Notes outstanding.  We expect our interest expense in 2026 will be relatively consistent with amounts incurred in 2025. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations and have sufficient capacity under our Senior Credit Facility to fund any working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2026. The amount of cash generated or consumed by working capital is dependent on our level of revenues, customer cash advances, backlog, customer-driven delays and other factors. We will seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2026, our cash flows for investing activities will be focused on strategic initiatives, information technology infrastructure, general upgrades and cost reduction opportunities and we currently estimate capital expenditures to be between $90 million and $100 million, before consideration of any acquisition activity. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $3 million in 2026, excluding direct benefits paid. We have no obligation to make contributions to our U.S. pension plans in 2025, but have authorization for contributions up to $10 million.
OUR RESULTS OF OPERATIONS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year December 31, 2025 compared to fiscal year 2024. The discussion and analysis of changes in the financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 that are not included in this Form 10-K may be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 2, "Acquisitions," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report, effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"). We incurred $12.8 million in acquisition and integration related costs for fiscal year December 31, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") and cost of sales ("COS") in our consolidated statements of income. A full year of MOGAS operating results are included within the consolidated statement of income for the period ended December 31, 2025.
Our realignment activities are implemented in phases. We currently anticipate a total investment of approximately $93 million in the 2025 Realignment Programs that have been evaluated and initiated, of which $17 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.

Realignment Activity
The following tables present our realignment activity by segment:

	December 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$30,614	$24,121	$54,735	$(75)	$54,660
SG&A (1)	3,932	(2,544)	1,388	2,207	3,595
Total	$34,546	$21,577	$56,123	$2,132	$58,255

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	30,727	1,076	31,803	(228)	31,575
SG&A	1,078	3,096	4,174	766	4,940
Loss on sale of business (2)	—	12,981	12,981	—	12,981
Total	31,805	17,153	48,958	538	49,496

10K only - Pulls from 12/31/2023	December 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	10,797	10,576	21,373	(361)	21,012
SG&A	14,533	11,393	25,926	19,099	45,025
Total	25,330	21,969	47,299	18,738	66,037
_______________________________________
(1) Includes the immaterial reversal of previously recognized realignment charges associated with our 2023 Realignment Programs and an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs, which were recognized in the first and second quarters of 2025, respectively. Our 2023 Realignment Programs are substantially completed. Also includes within FPD a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs.
(2) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.
Restructuring charges are included within Total Realignment charges and include charges related to approved, but not yet announced, site closures.

Bookings and Backlog

	2025	2024	2023
	(Amounts in millions)
Bookings	$4,713.0	$4,660.8	$4,271.8
Backlog (at period end)	2,867.8	2,789.6	2,695.1
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
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings cancelled from the prior fiscal periods are excluded from the reported bookings and represent less than 1% for all periods presented. Bookings of $4.7 billion in 2025 increased by $52.2 million, or 1.1%, as compared with 2024. The increase included currency benefits of approximately $32 million and was driven by increased customer bookings of $157.2 million in general industries, $93.5 million in power generation and $6.0 million in chemical, partially offset by decreased customer bookings of $193.9 million in the energy industry. The increase in customer bookings was driven by aftermarket bookings.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.9 billion at December 31, 2025 increased by $78.1 million, or 2.8%, as compared with December 31, 2024. Currency effects provided an increase of approximately $154 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 42% of the backlog at December 31, 2025 and 37% of the backlog at December 31, 2024 were related to aftermarket orders. We expect to recognize revenue on approximately 76% of the December 31, 2025 backlog during 2026. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year of approximately $1.0 billion as discussed in Note 3, "Revenue Recognition," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
Sales

	2025	2024	2023
	(Amounts in millions)
Sales	$4,729.3	$4,557.8	$4,320.6
Sales in 2025 increased by $171.5 million, or 3.8%, as compared with 2024. The increase included currency benefits of approximately $31 million. The increased sales were driven by aftermarket customer sales, with increased customer sales of $152 million into North America, $35 million into Africa and $34 million into the Middle East, partially offset by decreased customer sales of $46 million into Asia Pacific, $10 million into Latin America and $2 million in Europe. Aftermarket sales represented approximately 53% of total sales in 2025 and 51% of total sales in 2024.
Sales to international customers, including export sales from the United States, were approximately 63% in 2025 and 64% in 2024. Sales into Europe, the Middle East and Africa ("EMA") were approximately 36% of total sales in 2025 and 35% in 2024. Sales into Asia Pacific were approximately 16% of total sales in 2025 and 17% in 2024. Sales into Latin America were approximately 7% of total sales in both 2025 and 2024.

Gross Profit and Gross Profit Margin

	2025	2024	2023
	(Amounts in millions, except percentages)
Gross profit	$1,581.4	$1,434.2	$1,276.8
Gross profit margin	33.4%	31.5%	29.6%
Gross profit in 2025 increased by $147.2 million, or 10.3%, as compared with 2024. Gross profit margin in 2025 of 33.4% increased from 31.5% in 2024. The increase in gross profit margin was primarily due to the favorable impact of previously implemented sales price increases, an improved selective bidding approach, lower broad-based annual incentive compensation and $2.7 million in one-time U.S. pension transition benefit expense incurred in 2024 that did not recur, partially offset by increased charges of $23.1 million related to our realignment activities and $9.8 million of integration costs and amortization of step-up in value of acquired inventories and acquisition related intangible assets associated with the MOGAS acquisition as compared to the same period in 2024.
SG&A

	2025	2024	2023
	(Amounts in millions, except percentages)
SG&A	$1,062.1	$978.0	$961.2
SG&A as a percentage of sales	22.5%	21.5%	22.2%
SG&A in 2025 increased by $84.1 million, or 8.6%, as compared with 2024. Currency effects yielded an increase of approximately $5.6 million. SG&A increased due to $41.2 million in transaction costs incurred associated with the termination of the planned merger with Chart Industries, Inc. ("Chart") (see Note 1, " Significant Accounting Policies and Accounting Developments," to our consolidated financial statements for further information), increased asbestos-related costs of $14.8 million for Incurred But Not Reported ("IBNR") asbestos liability activity prior to the Asbestos Divestiture, acquisition and integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition of $18.0 million and $1.7 million of other merger and acquisition costs, partially offset by a decrease in R&D costs of $15.8 million, lower broad-based annual incentive compensation, a decrease in bad debt expense of $5.3 million, $2.3 million in one-time U.S. pension plan transition benefit expense incurred in 2024 that did not recur and decreased charges of $1.3 million related to our realignment activities. SG&A as a percentage of sales for the twelve months ended increased 100 basis points driven by cost increases, including those associated with the termination of the planned merger with Chart.
Loss on Sale of Business

	2025	2024	2023
	(Amounts in millions, except percentages)
Loss on sale of business	$—	$(13.0)	$—
The loss on sale of business decreased by $13.0 million in 2025 due to the divestiture of NAF AB in 2024, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden, that did not recur. See Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Quarterly Report for additional information on this transaction.
Loss on Divestiture of Asbestos-Related Assets and Liabilities

	2025	2024	2023
	(Amounts in millions)
Loss on divestiture of asbestos-related assets and liabilities	(140.1)	$—	$—
The loss on divestiture of asbestos-related assets and liabilities was $140.1 million in 2025 due to the sale of BW/IP - New Mexico, Inc., a Delaware corporation and a previously wholly owned subsidiary of Flowserve that held the legacy asbestos liabilities and related insurance assets. The sale occurred in the fourth quarter of 2025. The transaction included a $199.0 million contribution of cash and the loss on divestiture includes transaction costs of $8.3 million incurred during the twelve-month period ended December 31, 2025. Refer to Note 17 Legal Matters and Contingencies to the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
Net Earnings from Affiliates

	2025	2024	2023
	(Amounts in millions)
Net earnings from affiliates	$20.7	$19.1	$17.9
Net earnings from affiliates represents our net income from investments in five joint ventures (one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2025 increased by $1.6 million, or 8.5%, as compared to the prior year, primarily as a result of increased earnings from our FPD joint venture in South Korea.
Operating Income

	2025	2024	2023
	(Amounts in millions, except percentages)
Operating income	$399.9	$462.3	$333.6
Operating income as a percentage of sales	8.5%	10.1%	7.7%
Operating income in 2025 decreased by $62.4 million, or (13.5)%, as compared with 2024. The decrease included currency benefits of approximately $7 million. The decrease was primarily a result of the $147.2 million increase in gross profit, offset by the $84.1 million increase in SG&A and the loss on divestiture of asbestos-related assets and liabilities of $140.1 million.
Interest Expense and Interest Income

	2025	2024	2023
	(Amounts in millions)
Interest expense	$(77.7)	$(69.3)	$(66.9)
Interest income	7.6	5.4	7.0
Interest expense in 2025 increased by $8.4 million as compared with 2024. The increase was primarily attributable to higher outstanding debt during the period as compared to 2024. Interest income in 2025 increased by $2.2 million as compared to 2024. The increase in interest income was primarily attributed to higher interest rates on our average cash balances compared with same period in 2024.
Other Income (Expense), net

	2025	2024	2023
	(Amounts in millions)
Other income (expense), net	$195.7	$(12.2)	$(49.9)

Other income (expense), net increased $207.9 million as compared to 2024, due primarily to the $266.0 million payment received per the Mutual Termination Agreement in connection with the termination of the planned merger with Chart (see Note 1, “Significant Accounting Policies and Accounting Developments,” to our consolidated financial statements for further information), partially offset by a $28.2 million increase in losses from transactions in currencies other than our sites' functional currencies and a $18.0 million increase in losses arising from transactions on foreign exchange forward contracts. The net currency related change was primarily due to the foreign currency exchange rate movements in the Mexican peso, Euro, Swedish krona, Brazilian real, and Singapore dollar during the year ended December 31, 2025, as compared to the same period in 2024. This was further offset by $13.1 million in pension settlement accounting losses incurred in conjunction with the freeze of our U.S. Qualified pension plan and on a United Kingdom based pension plan.
Income Tax and Tax Rate

	2025	2024	2023
	(Amounts in millions, except percentages)
Provision for income taxes	$155.6	$84.9	$18.6
Effective tax rate	29.6%	22.0%	8.3%
Our effective tax rate of 29.6% for the year ended December 31, 2025 increased from 22.0% in 2024 and differed from the federal statutory tax rate of 21% primarily due to the impacts pursuant to the enactment of the One Big Beautiful Bill Act (OBBBA) and its related impacts, the Asbestos Divestiture and, state income taxes, partially offset by the net impact of foreign operations.
The 2024 effective tax rate differed from the federal statutory rate of 21% primarily due to the net impact of foreign divestiture and foreign operations.
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used in the underlying business. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2025, we had U.S. foreign tax credit carryforwards of $77.1 million, expiring in 2028-2035 tax years, against which we recorded a full valuation allowance. Additionally, we have recorded other net deferred tax assets of $147.8 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2025	2024	2023
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$346.2	$282.8	$186.7
Net earnings per share - diluted	$2.64	$2.14	$1.42
Average diluted shares	131.0	132.4	131.9
Net earnings in 2025 increased by $63.5 million to $346.2 million, or to $2.64 per diluted share, as compared with 2024. The increase was primarily attributable to a $207.9 million increase in other income, net, partially offset by a decrease in operating income of $62.4 million, a $8.4 million increase in interest expense, a $70.7 million increase in income tax expense and a $5.1 million increase in net earnings attributable to noncontrolling interests.
Other Comprehensive Income (Loss)

	2025	2024	2023
	(Amounts in millions)
Other comprehensive income (loss):	$166.0	$(102.2)	$(4.6)
Other comprehensive income (loss) in 2025 increased by $268.1 million from a loss of $102.2 million in 2024. The net income in 2025 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar at December 31, 2025 as compared with 2024, and pension and other postretirement activity.
Business Segments
We conduct our operations through two business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 21,

"Business Segment Information," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report for further discussion of our segments. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pumps Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pretest, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals and auxiliary systems and related services. FPD includes highly engineered pump products with longer lead times and mechanical seals that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD operates in the energy, power generation, chemical and general industries. FPD operates in 48 countries with 37 manufacturing facilities worldwide, 12 of which are located in North America, 11 in Europe, eight in Asia Pacific and six in Latin America, and we have 126 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	FPD
	2025	2024	2023
	(Amounts in millions, except percentages)
Bookings	$3,273.3	$3,304.3	$2,941.2
Sales	3,235.3	3,158.6	3,064.5
Gross profit	1,138.7	1,017.0	906.8
Gross profit margin	35.2%	32.2%	29.6%
SG&A	558.5	556.2	575.8
Segment operating income	600.9	480.2	348.9
Segment operating income as a percentage of sales	18.6%	15.2%	11.4%
Backlog (at period end)	2,044.8	1,930.4	1,891.7
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
Bookings in 2025 decreased by $31.0 million, or 0.9%, as compared with 2024. The decrease included currency benefits of approximately $29 million. The decrease in customer bookings was driven by a decrease in orders of $199.5 million from energy and $4.4 million from chemical, partially offset by increased bookings of $129.2 million from general industries and $48.5 million from power generation. Decreased customer orders of $142.1 million into the Middle East, $72.8 million into Europe, and $13.7 million into Asia Pacific were partially offset by increased customer orders of $172.1 million into North America and $28.7 million into Africa. The decrease in customer bookings was substantially driven by original equipment bookings, including the impact of original equipment orders booked in the second quarter of 2024 in excess of $150 million to supply pumps and related equipment to support the continued development of an onshore unconventional gas project and a petrochemical project in the Middle East. Of the $3.3 billion of bookings in 2025, approximately 38% were from general industries, 33% were from energy, 15% from chemical and 14% from power generation.
Sales in 2025 increased $76.7 million, or 2.4%, as compared with 2024. The increase included currency benefits of approximately $26 million. The increase was driven by aftermarket customer sales, resulting from increased customer sales of $97.3 million into North America, $43.6 million into Africa and $14.5 million into the Middle East, partially offset by decreased customer sales of $42.4 million into Asia Pacific, $24.1 million into Latin America and $19.9 million into Europe.
Gross profit in 2025 increased by $121.7 million, or 12.0%, as compared with 2024. Gross profit margin in 2025 of 35.2% increased from 32.2% in 2024. The increase in gross profit margin was primarily due to strategic sourcing decisions, an improved selective bidding approach, favorable mix, lower broad-based annual incentive compensation and a $1.7 million one-time U.S. pension plan transition benefit charge incurred in 2024 that did not recur as compared to the same period in 2024.
SG&A in 2025 increased by $2.3 million, or 0.4%, as compared with 2024. Currency effects provided an increase of approximately $3 million. The increase in SG&A was primarily due to increased volume, a $2.8 million increase related to our Realignment Programs and $0.7 million of transaction costs incurred in conjunction with the acquisition of Greenray Turbine Solutions, Ltd. ("Greenray"), partially offset by a $12.8 million decrease in research and development expense, $3.5 million decrease in bad debt expense, lower broad-based annual incentive compensation and a $0.8 million one-time U.S. pension plan transition benefit charge incurred in 2024 that did not recur as compared to the same period in 2024.
Operating income in 2025 increased by $120.7 million, or 25.1%, as compared with 2024. The increase included currency benefits of approximately $9 million. The increase was primarily due to the $121.7 million increase in gross profit partially offset by the $2.3 million increase in SG&A.
Backlog of $2.0 billion at December 31, 2025 increased by $114.4 million, or 5.9%, as compared with December 31, 2024. Currency effects provided an increase of approximately $130 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 44 manufacturing facilities and 26 QRCs, including those shared with FPD, in 23 countries around the world, with seven of its 18 manufacturing operations located in Europe, five located in the United States , five located in Asia Pacific, and one located in the Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	FCD
	2025	2024	2023
	(Amounts in millions, except percentages)
Bookings	$1,454.3	$1,370.7	$1,345.9
Sales	1,504.5	1,409.3	1,266.0
Gross profit	445.7	424.0	372.8
Gross profit margin	29.6%	30.1%	29.4%
SG&A	266.0	252.7	224.8
Gain (loss) on sale of business	—	(13.0)	—
Segment operating income	179.7	158.3	148.0
Segment operating income as a percentage of sales	11.9%	11.2%	11.7%
Backlog (at period end)	828.6	869.6	826.8
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
Bookings in 2025 increased $83.6 million, or 6.1%, as compared with 2024. The increase included currency benefits of approximately $3 million. The increase in customer bookings was driven by increased orders of $44.9 million in power generation, $28.0 million in general industries, $10.4 million in chemical and $5.6 million in energy. There were increased customer orders of $72.3 million into North America, $43.5 million into the Middle East, $11.4 million into Africa and $6.5 million into Latin America, partially offset by decreased bookings of $34.3 million into Asia Pacific and $10.7 million into Europe. The increase in customer bookings was driven by both original equipment and aftermarket bookings. Of the $1.5 billion of bookings in 2025, approximately 32% were from energy, 27% were from chemical, 25% from general industries and 16% from power generation.
Sales in 2025 increased by $95.2 million, or 6.8%, as compared with 2024. The increase included currency benefits of approximately $5 million. The increase was driven by both increased customer original equipment and aftermarket sales, resulting from increased customer sales of $54.5 million into North America, $19.5 million into the Middle East, $18.2 million into Europe and $14.2 million into Latin America, partially offset by decreased customer sales of $8.9 million into Africa and $3.5 million into Asia Pacific.
Gross profit in 2025 increased by $21.7 million, or 5.1%, as compared with 2024. Gross profit margin in 2025 of 29.6% decreased from 30.1% in December 31, 2024. The decrease in gross profit margin was primarily due to increased charges of $23.0 million related to our realignment activities and an increase of $9.8 million of acquisition and integration costs and amortization of step-up in value of acquired inventories and acquisition related intangibles assets associated with the MOGAS acquisition, partially offset by the favorable impact of previously implemented sales price increases and lower broad-based annual incentive compensation as compared to the same period in 2024.
SG&A in 2025 increased by $13.3 million, or 5.3% as compared with 2024. Currency effects provided an increase of less than a million. The increase in SG&A was primarily due to acquisition and integration costs and amortization of acquisition related intangibles assets associated with the MOGAS acquisition of $17.4 million, partially offset by decreased charges of $5.6 million related to our realignment activities, decreased charges of bad debt expense of $1.8 million and lower broad-based annual incentive compensation as compared to the same period in 2024.
The loss on sale of business decreased by $13.0 million in 2025 due to the divestiture of NAF AB in 2024, a previously wholly owned subsidiary and control valves business within our FCD segment, including the NAF AB facility located in Linkoping, Sweden, that did not recur. The loss on sale of business is included within charges related to our realignment activities.
Operating income in 2025 increased by $21.4 million, or 13.5%, as compared with 2024. The increase included negative currency effects of approximately $1 million. The increase was primarily due to the $21.7 million increase in gross profit and the $13.0 million loss on sale of business in 2024 that did not recur, partially offset by the increase in SG&A of $13.3 million.
Backlog of $828.6 million at December 31, 2025 decreased by $41.0 million, or 4.7%, as compared with December 31, 2024. Currency effects provided an increase of approximately $24 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	December 31, 2025	December 31, 2024	December 31, 2023
	(Amounts in millions)
Net cash flows provided by operating activities	$505.9	$425.3	$325.8
Net cash flows used by investing activities	(125.2)	(387.2)	(68.6)
Net cash flows (used) provided by financing activities	(326.9)	117.5	(153.0)
The following is a discussion and analysis of the Company’s liquidity and capital resources for the years ended December 31, 2025 and 2024. A discussion of changes in the Company’s liquidity and capital resources for the year ended December 31, 2024 and 2023 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.
Existing cash, cash generated by operations and borrowings available under our Second Amended and Restated Credit Agreement are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2025 was $760.2 million, compared to $675.4 million at December 31, 2024.
At December 31, 2025, our cash provided by operating activities was $505.9 million, as compared to cash provided of $425.3 million in 2024. Working capital levels vary from period to period and are primarily affected by our volume of work, and can be impacted by billing schedules on our projects. Cash flow used by working capital decreased in 2025, primarily due to increased cash flows provided by, or decreased cash flows used by, accounts receivable, inventories and contract assets, partially offset by decreased cash flows provided by, or increased cash flows used by, prepaid expenses and other assets, accounts payable, contract liabilities and accrued liabilities as compared to the same period in 2024.
Increases in accounts receivable provided $0.7 million of cash flow in 2025, compared to cash used of $82.2 million in December 31, 2024. For the fourth quarter of 2025, our days' sales outstanding ("DSO") was 76 days as compared to 74 days in 2024. We have not experienced a significant increase in customer payment defaults in 2025.

Decreases in inventory provided $86.7 million of cash flow in 2025, compared with cash provided of $38.9 million in December 31, 2024. Inventory turns were 3.9 times at December 31, 2025 and 3.8 times at December 31, 2024. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers.
Increases in contract assets used $13.3 million of cash flow and decreases in contact liabilities used $23.5 million of cash flow in 2025.
Increases in accounts payable used $28.9 million of cash flow in 2025 compared with cash used of $12.3 million in 2024. Increases in accrued liabilities provided $25.2 million of cash flow in 2025 compared to cash provided of $49.6 million in 2024.
Cash flows used by investing activities were $125.2 million in 2025, as compared to $387.2 million in 2024. Capital expenditures were $70.9 million in 2025, as compared to $81.0 million in 2024. The decrease in cash used in 2025 resulted primarily from the $305.9 million payment for the acquisition of MOGAS in 2024, which was partially offset by the $65.9 million payment for the Greenray acquisition. In 2026, we currently estimate capital expenditures to be between $90 million and $100 million, before consideration of any merger and acquisition activity.
Cash flows used by financing activities were $326.9 million in 2025 compared to cash provided of $117.5 million in 2024. Cash outflows during 2025 resulted primarily from $254.9 million in stock repurchases, $109.6 million of dividend payments, $37.5 million in payments on our Term Loan, $15.0 million contingent consideration payment related to the MOGAS acquisition and $11.8 million in payments related to tax withholding for stock-based compensation.
In 2025, we repurchased 4,850,887 shares of our outstanding common stock during the year. As of December 31, 2025, we had $197.9 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Our material cash requirements for the next 12 months, include our estimated 2026 capital expenditures described above and our contractual obligations summarized below under the subheading "Contractual Obligations". In the aggregate, our cash needs vary based on working capital activity and will be evaluated throughout 2026. Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our Second Amended and Restated Credit Agreement and our existing cash balance will be sufficient to meet our cash needs for our short-term (next 12 months) and long-term (beyond the next 12 months) business needs. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Financing
On September 13, 2021, we amended and restated our credit agreement (the "Senior Credit Agreement") under our Senior Credit Facility ("Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which included a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, (ii) provided for an up to $300 million unsecured Term Loan Facility (the "Term Loan"), (iii) extended the maturity date of the agreement to September 13, 2026, (iv) reduced commitment fees, (v) extended net leverage ratio covenant definition through the maturity of the agreement, and (vi) provided the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets. On February 3, 2023, we entered into an amendment to the Credit Facility (the “Amendment”) which (i) replaced LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lowered the Material Acquisition (as defined in the Credit Facility) threshold from $250 million to $200 million and, (iii) extended compliance dates for certain financial covenants. Subsequently, on October 10, 2024, we amended and restated our Senior Credit Agreement and entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") with Bank of America, N.A., as administrative agent, and the other lenders (together, the "Lenders") and letter of credit issuers party thereto to (i)

retain from the Senior Credit Agreement the $800.0 million Revolving Credit Facility, and the right, subject to certain conditions including a Lender approving such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) increase our Term Loan from $300.0 million to $500.0 million, and (iii) extend the maturity date to October 10, 2029. As of December 31, 2025, we had an available capacity of $615.8 million under our Second Amended and Restated Credit Agreement, which provided for a $800.0 million unsecured revolving credit facility. We believe this Second Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity under our Credit Facility as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Credit Facility remained unchanged.
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2025, the interest rate on the Revolving Credit Facility was the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2025.
A discussion of our debt and related covenants is included in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. We were in compliance with the covenants as of December 31, 2025.
Liquidity Analysis
Our cash balance increased by $84.7 million to $760.2 million as of December 31, 2025 as compared to December 31, 2024. The cash increase included $505.9 million in operating cash inflows, including the $266.0 million for the termination of the planned merger with Chart (See Note 1, “Significant Accounting Policies and Accounting Developments,” to our consolidated financial statements for further information), partially offset by $254.9 million in repurchases of common shares, $199.0 million payment for the divestiture of our asbestos-related assets and liabilities, $109.6 million in dividend payments, $70.9 million in capital expenditures, $65.9 million payment for the acquisition of Greenray and $37.5 million in payments on long-term debt.
During 2025, we made $10.0 million cash contributions to our U.S. pension plan, compared to $20.0 million cash contributions in 2024. At December 31, 2025 and 2024, as a result of the values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully-funded as defined by applicable law. As of December 31, 2025 direct benefits paid by the U.S. pension plan were 2.0 million. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
As of December 31, 2025, we had approximately $1,376 million of liquidity, consisting of cash and cash equivalents of $760 million and $616 million of borrowings available under our Credit Facility. In light of the liquidity currently available to us, and the costs savings measures planned and already in place, we expect to be able to maintain adequate liquidity over the next 12 months. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2026.

Contractual Obligations
The following table presents a summary of our contractual obligations at December 31, 2025:

	Payments Due By Period
(Amounts in millions)	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
Senior Notes and Term Loan Facility	$40.4	$130.9	$877.9	$496.0	$1,545.1
Fixed interest payments (1)	31.5	63.0	58.7	14.6	167.8
Variable interest payments(4)	24.0	38.4	10.8	0.0	73.2
Other Debt	9.2	20.7	—	—	29.9
Leases:
Operating	44.6	67.7	44.8	62.1	219.1
Finance	11.0	14.8	4.2	3.3	33.3
Purchase obligations:(2)
Inventory	460.5	25.9	12.6	—	499.0
Non-inventory	55.5	3.8	1.0	0.5	60.8
Pension and postretirement benefits(3)	70.5	112.1	108.5	249.1	540.2
Total	$747.2	$477.2	$1,118.4	$825.7	$3,168.5
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
(3)Pension and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 15, "Pension and Postretirement Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
(4)Variable interest payments represent interest payments on the Term Loan Facility as defined in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
The following table presents a summary of our commercial commitments at December 31, 2025:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amount in millions)
Letters of credit	$474.8	$131.2	$66.3	$13.5	$685.9
Surety bonds	70.7	20.9	12.0	0.4	103.9
Total	$545.5	$152.1	$78.3	$13.9	$789.8
We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for full-time and part-time employees. Approximately 69% of total defined benefit pension plan assets and approximately 57% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2025. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
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
In conjunction with the amendment of the Qualified Plan, the Organization and Compensation Committee of our Board of Directors approved certain transition benefits associated with freezing the Qualified Plan. During the first quarter of 2025, a one-time cash transition benefit was paid to a limited group of employees in the United States that met certain criteria. We recorded a $5.0 million liability for this obligation prior to payment which is included within accrued liabilities in our consolidated balance sheet at December 31, 2024. We also issued approximately the same amount of value in the form of restricted shares to an additional group of employees in the United States during the first quarter of 2025. The restricted shares are subject to three year cliff-vesting.
Our U.S. defined benefit plan assets consist of a portfolio of equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom fixed income securities, as discussed in Note 15, "Pension and Postretirement Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. We monitor investment allocations and manage plan assets to maintain an acceptable level of risk. At December 31, 2025, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $528.4 million from $520.0 million at December 31, 2024. Assets were allocated as follows:

	U.S. Plan
Asset category	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	2%	1%
Global Equity	24%	24%
Global Real Assets	19%	19%
Equity securities	43%	43%
Diversified Credit	19%	18%
Liability-Driven Investment	36%	38%
Fixed income	55%	56%

	Non-U.S. Plans
Asset category	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	2%	1%
U.K. Government Gilt Index	46%	32%
Liability-Driven Investment	5%	15%
Fixed income	51%	47%
Multi-asset	21%	21%
Buy-in Contract	10%	18%
Other	16%	13%
Other types	47%	52%
The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $700.3 million and $700.7 million as of December 31, 2025 and December 31, 2024, respectively. Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service.

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
The Benefit Obligation for our defined benefit postretirement medical plans was $7.9 million and $11.8 million as of December 31, 2025 and December 31, 2024, respectively.
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
In 2025, the service cost component of the pension expense for our defined benefit pension plans included in operating income was $7.1 million compared to $30.3 million in 2024. The non-service cost portion of net pension expense (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for our defined benefit pension plans included in other income (expense), net was $20.6 million in 2025, compared to $6.0 million in 2024.
The following are assumptions related to our defined benefit pension plans as of December 31, 2025:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	5.58%	4.94%
Rate of increase in compensation levels	4.00	3.39
Weighted average assumptions used to determine 2025 net pension expense:
Long-term rate of return on assets	6.25%	4.82%
Discount rate	5.73	4.71
Rate of increase in compensation levels	4.00	3.51
Weighted-average interest crediting rates	4.50%	2.13%
The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified, aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$0.6	$(0.6)
Effect on Benefit Obligation	(13.1)	14.2
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.8)	(0.3)
Effect on Benefit Obligation	(14.5)	16.0
U.S. Postretirement medical plans:
Effect on Benefit Obligation	(0.2)	0.2

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.8)	$1.8
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.8)	0.8
As discussed below, accounting principles generally accepted in the U.S. (“U.S. GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees or over the remaining expected lifetime for plans with only inactive participants.
At December 31, 2025, as compared with December 31, 2024, we decreased our discount rate for the U.S. plan from 5.73% to 5.58% based on an analysis of publicly traded investment grade U.S. corporate bonds, which had lower yields due to current market conditions. The average discount rate for the non-U.S. plans increased from 4.71% to 4.94% based on analysis of bonds and other publicly traded instruments, by country, which had higher yields due to market conditions. The average assumed rate of compensation for the U.S. plan was 4.00% for both 2025 and 2024, and for our non-U.S. plans decreased to 3.39% from 3.51% in 2025. To determine the 2025 pension expense, the expected rate of return on U.S. plan assets increased to 6.25% from 6.00% in 2024, and the expected rate of return on non-US plan assets increased to 4.82% from 4.65% in 2024, based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $7.2 million lower in 2026 than the $27.7 million in 2025, primarily due to settlement charges incurred in 2025 on non-U.S. pension plans. We have used discount rates of 5.58%, 4.94% and 5.25% at December 31, 2025, in calculating our estimated 2026 net pension expense for the U.S. pension plans, non-U.S. pension plans and postretirement medical plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 7.00% for both 2024 and 2023. As of December 31, 2025, medical benefits have reached the Plan’s medical benefit cap and changes in assumed medical cost trend rates no longer affect the postretirement obligation.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. In 2025, we contributed $24.4 million, to our defined benefit plans, compared to $32.6 million in 2024. We have no obligation to make contributions to our U.S. pension plans in 2026, but have authorization for contributions up to $10 million. We expect to contribute approximately $3 million to our non-U.S. pension plans in 2026, excluding direct benefits paid.
For further discussion of our pension and postretirement benefits, see Note 15, "Pension and Postretirement Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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
Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report. Management and our external auditors have discussed our critical accounting estimates and policies with the Audit Committee of our Board of Directors.
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
Our primary method for recognizing revenue over time is the percentage of completion ("POC") method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion. If control of the products and/or services does not transfer over time, then control transfers at a point in time. We determine the point in time that control transfers to a customer based on the evaluation of specific indicators, such as title transfer, risk of loss transfer, customer acceptance and physical possession. For a discussion related to revenue recognition refer to Note 3, "Revenue Recognition" included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
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
While we believe we have adequately provided for any reasonably foreseeable outcomes related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. For a discussion related to deferred taxes, tax valuation allowances and tax reserves refer to Note 20, "Income Taxes," included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
Reserves for Contingent Loss
On December 11, 2025, Flowserve completed the divestiture of all our legacy asbestos liabilities by selling BW/IP - New Mexico, Inc. ("BWIP"), a Delaware corporation and previously wholly owned subsidiary of the Company that held the liabilities and related insurance assets, to Ajax HoldCo LLC (“Buyer”), an affiliate of Acorn Investment Partners, a portfolio company of funds managed by Oaktree Capital Management L.P. (the "Asbestos Divestiture"). As a result of the Asbestos Divestiture, the divested asbestos liabilities and related insurance assets were removed from the Company's consolidated balance sheet. The buyer has assumed management of BWIP, including the management of its claims and insurance policy reimbursements, and Flowserve is fully indemnified.
Prior to the Asbestos Divestiture we were a defendant in a number of lawsuits that sought to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. We previously estimated the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2054, which represented the expected end of the asbestos liability exposure with no further ongoing claims expected beyond that date.
Prior to the Asbestos Divestiture, we also reviewed the amount of potential insurance coverage for such claims, taking into account the remaining limits of such coverage, the number and amount of claims on our insurance from co-insured parties, ongoing litigation against the Company’s prior insurers, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements and coverage available from solvent insurers not party to the coverage litigation. We reviewed ongoing insurance coverage available for a significant amount of the potential future asbestos-related claims and in the future could secure additional insurance coverage as deemed necessary. For a discussion pertaining to asbestos claims refer to Note 17, "Legal Matters and Contingencies," included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
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
The assumptions utilized to compute expense and benefit obligations are shown in Note 15, "Pension and Postretirement Benefits," to our consolidated financial statements included in "Item 8. Financial Statements and

Supplementary Data" of this Annual Report. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation (health care cost trend) rates. We ensure that our significant assumptions are within the reasonable range relative to market data. The methodology to set our significant assumptions includes:
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
We evaluate the funded status of each retirement plan using current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations, cash flow requirements and other factors. We discuss our funding assumptions with the Technology, Innovation and Risk Committee of our Board of Directors.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
The initial recording of goodwill and intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. We test the value of goodwill, indefinite-lived intangible assets and long-lived assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. We did not record a material impairment for goodwill, indefinite-lived intangible assets or long-lived assets in 2025, 2024 or 2023.
Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial condition and results of operations. For a discussion pertaining to goodwill, indefinite-lived intangible assets and long-lived assets refer to Note 1, "Significant Accounting Policies and Accounting Developments," included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
ACCOUNTING DEVELOPMENTS
We have presented the information about accounting pronouncements not yet implemented in Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Malaysian ringgit. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $146.6 million, $(108.2) million and $30.8 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, which are included in other comprehensive income (loss). The net income in 2025 was primarily due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, British pound and Mexican peso versus the U.S. dollar at December 31, 2025 as compared with 2024.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of December 31, 2025, we had a U.S. dollar equivalent of $456.9 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, compared with $695.9 million at December 31, 2024. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(43.9) million, $2.3 million and $(41.1) million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income.
Based on a sensitivity analysis at December 31, 2025, a 10% change in the foreign currency exchange rates for the year ended December 31, 2025 would have impacted our net earnings by approximately $29 million. At December 31, 2024, a 10% change in the foreign currency exchange rates for the year ended December 31, 2024 would have impacted our net earnings by approximately $23 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Flowserve Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Flowserve Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Greenray Turbine Solutions, Ltd. (“Greenray”) from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Greenray from our audit of internal control over financial reporting. Greenray is a wholly-owned subsidiary whose total assets and total sales excluded from management's assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Revenue Recognition – Point in Time
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s sales were $4,729 million for the year ended December 31, 2025, of which approximately 82% relates to revenue from products and services transferred to customers at a point in time. The majority of the Company’s revenues relate to customer orders that typically contain a single commitment of goods or services which have lead times under a year. The Company recognizes revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession.
The principal consideration for our determination that performing procedures relating to revenue recognition at a point in time is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at a point in time. These procedures also included, among others (i) testing, on a sample basis, product and service revenue recognized by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery or customer acceptances, and cash receipts and (ii) evaluating customer invoice balances as of December 31, 2025 by (a) confirming, on a sample basis, outstanding customer invoice balances as of a date on or prior to December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery or customer acceptances, and subsequent cash receipts and (b) testing, on a sample basis, the issuance and settlement of invoices during the intervening period by obtaining and inspecting source documents such as purchase orders, invoices, proof of shipment or delivery or customer acceptances, and cash receipts.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 17, 2026

We have served as the Company’s auditor since 2000.

FLOWSERVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$760,183	$675,441
Accounts receivable, net of allowance for expected credit losses of $83,094 and $79,059, respectively	1,029,095	$976,739
Contract assets, net	322,472	$298,906
Inventories	789,898	$837,254
Prepaid expenses and other	141,237	$116,157
Total current assets	3,042,885	2,904,497
Property, plant and equipment, net	566,751	539,703
Operating lease right-of-use asset, net	166,031	159,400
Goodwill	1,391,988	1,286,295
Deferred taxes	156,250	221,742
Other intangible assets, net	198,475	188,604
Other assets, net	185,820	200,580
Total assets	$5,708,200	$5,500,821
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	554,243	545,310
Accrued liabilities	587,475	561,486
Contract liabilities	274,669	283,670
Debt due within one year	49,868	44,059
Operating lease liabilities	35,630	33,559
Total current liabilities	1,501,885	1,468,084
Long-term debt due after one year	1,525,210	1,460,132
Operating lease liabilities	149,565	149,838
Retirement obligations and other liabilities	277,216	371,055
Shareholders’ equity:
Preferred shares, $1.00 par value	—	—
Shares authorized — 1,000, no shares issued
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	508,890	502,045
Retained earnings	4,261,977	4,025,750
Treasury shares, at cost — 49,763 and 45,688 shares, respectively	(2,231,685)	(2,007,869)
Deferred compensation obligation	6,629	8,172
Accumulated other comprehensive loss	(575,405)	(741,424)
Total Flowserve Corporation shareholders' equity	2,191,397	2,007,665
Noncontrolling interests	62,927	44,047
Total equity	2,254,324	2,051,712
Total liabilities and equity	$5,708,200	$5,500,821
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands, except per share data)
Sales	$4,729,260	$4,557,806	$4,320,577
Cost of sales	(3,147,823)	(3,123,560)	(3,043,749)
Gross profit	1,581,437	1,434,246	1,276,828
Selling, general and administrative expense	(1,062,100)	(978,037)	(961,169)
Loss on divestiture of asbestos-related assets and liabilities	(140,092)	—	—
Loss on sale of business	—	(12,981)	—
Net earnings from affiliates	20,679	19,051	17,894
Operating income	399,924	462,279	333,553
Interest expense	(77,740)	(69,301)	(66,924)
Interest income	7,551	5,371	6,991
Other income (expense), net	195,663	(12,194)	(49,870)
Earnings before income taxes	525,398	386,155	223,750
Provision for income taxes	(155,596)	(84,929)	(18,562)
Net earnings, including noncontrolling interests	369,802	301,226	205,188
Less: net earnings attributable to noncontrolling interests	(23,555)	(18,467)	(18,445)
Net earnings attributable to Flowserve Corporation	$346,247	$282,759	$186,743
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.66	$2.15	$1.42
Diluted	2.64	2.14	1.42

Weighted average shares - basic	130,005	131,488	131,117
Weighted average shares - diluted	130,979	132,356	131,931
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$369,802	$301,226	$205,188
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $2,387, ($3,023), and $3,735, respectively	146,636	(108,224)	30,810
Pension and other postretirement effects, net of taxes of ($6,965), ($128), and $8,700, respectively	19,225	5,984	(35,526)
Cash flow hedging activity, net of taxes of ($30), ($57), and $0, respectively	97	66	120
Other comprehensive income (loss):	165,958	(102,174)	(4,596)
Comprehensive income including noncontrolling interests	535,760	199,052	200,592
Comprehensive (income) loss attributable to noncontrolling interests	(23,495)	(18,117)	(5,661)
Comprehensive income attributable to Flowserve Corporation	$512,265	$180,935	$194,931

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - January 1, 2023	176,793	$220,991	$507,484	$3,774,209	(46,359)	$(2,036,882)	$6,979	$(647,788)	$33,614	$1,858,607
Stock activity under stock plans	—	—	(28,767)	—	474	22,408	963	—	—	(5,396)
Stock-based compensation	—	—	27,808	—	—	—	—	—	—	27,808
Net earnings	—	—	—	186,743	—	—	—	—	18,445	205,188
Cash dividends declared ($0.80 per share)	—	—	—	(106,235)	—	—	—	—	—	(106,235)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	8,187	(12,783)	(4,596)
Other, net	—	—	—	—	—	—	—	—	(325)	(325)
Balance - December 31, 2023	176,793	$220,991	$506,525	$3,854,717	(45,885)	$(2,014,474)	$7,942	$(639,601)	$38,951	$1,975,051
Stock activity under stock plans	—	—	(34,954)	—	621	26,675	230	—	—	(8,049)
Stock-based compensation	—	—	30,474	—	—	—	—	—	—	30,474
Net earnings	—	—	—	282,759	—	—	—	—	18,467	301,226
Cash dividends declared ($0.84 per share)	—	—	—	(111,726)	—	—	—	—	—	(111,726)
Repurchases of common shares	—	—	—	—	(424)	(20,070)	—	—	—	(20,070)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(101,824)	(350)	(102,174)
Other, net	—	—	—	—	—	—	—	1	(13,021)	(13,020)
Balance - December 31, 2024	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
Stock activity under stock plans	—	—	(31,418)	—	776	31,044	(1,543)	—	—	(1,917)
Stock-based compensation	—	—	38,263	—	—	—	—	—	—	38,263
Net earnings	—	—	—	346,247	—	—	—	—	23,555	369,802
Cash dividends declared ($0.84 per share)	—	—	—	(110,020)	—	—	—	—	—	(110,020)
Repurchases of common shares	—	—	—	—	(4,851)	(254,860)	—	—	—	(254,860)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	166,019	(61)	165,958
Other, net	—	—	—	—	—	—	—	—	(4,614)	(4,614)
Balance - December 31, 2025	176,793	$220,991	$508,890	$4,261,977	(49,763)	$(2,231,685)	$6,629	$(575,405)	$62,927	$2,254,324
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$369,802	$301,226	$205,188
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	79,236	75,849	73,464
Amortization of intangible and other assets	16,218	9,749	10,283
Loss on sale of business	—	12,981	—
Loss on sale of asbestos-related assets and liabilities	140,092	—	—
Contribution to divest asbestos-related assets and liabilities	(199,000)	—	—
Stock-based compensation	38,263	30,474	27,808
Foreign currency, asset write downs and other non-cash adjustments	(15,226)	24,172	(17,331)
Change in assets and liabilities:
Accounts receivable, net	691	(82,188)	4,744
Inventories	86,678	38,872	(59,831)
Contract assets, net	(13,279)	(18,513)	(41,149)
Prepaid expenses and other assets, net	(56,489)	15,116	7,825
Accounts payable	(28,852)	(12,336)	53,065
Contract liabilities	(23,502)	(6,070)	26,837
Accrued liabilities	25,210	49,578	59,213
Retirement obligations and other liabilities	38,088	1,456	38,497
Net deferred taxes	47,954	(15,058)	(62,841)
Net cash flows provided by operating activities	505,884	425,308	325,772
Cash flows — Investing activities:
Capital expenditures	(70,927)	(81,019)	(67,359)
Payments for acquisitions, net of cash acquired	(65,881)	(305,924)	—
Proceeds from disposal of assets	11,551	2,244	2,057
Payments for disposition of business	—	(2,555)	—
Affiliate investment activity	96	40	(3,278)
Net cash flows used by investing activities	(125,161)	(387,214)	(68,580)
Cash flows — Financing activities:
Payments on term loan	(37,500)	(95,375)	(40,000)
Proceeds from term loan	—	366,000	—
Proceeds under revolving credit facility	200,000	100,000	280,000
Payments under revolving credit facility	(100,000)	(100,000)	(280,000)
Proceeds under other financing arrangements	15,309	1,437	1,114
Payments under other financing arrangements	(5,888)	(1,455)	(2,604)
Payments related to tax withholding for stock-based compensation	(11,754)	(9,581)	(6,245)
Repurchases of common shares	(254,860)	(20,070)	—
Payments of dividends	(109,639)	(110,440)	(104,955)
Contingent consideration payment related to acquired business	(15,000)	—	—
Other	(7,596)	(13,021)	(324)
Net cash flows (used) provided by financing activities	(326,928)	117,495	(153,014)
Effect of exchange rate changes on cash and cash equivalents	30,947	(25,826)	6,529
Net change in cash and cash equivalents	84,742	129,763	110,707
Cash and cash equivalents at beginning of year	675,441	545,678	434,971
Cash and cash equivalents at end of year	$760,183	$675,441	$545,678
Supplemental Cash Flow Information:
Income taxes paid (net of refunds)	$92,329	$81,172	$119,275
Interest paid	75,472	66,809	64,865
Non-Cash Investing and Financing Activities:
Contingent liabilities incurred related to acquired business, but not paid	$674	$15,000	$—
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2025
1.     SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead time, custom and other highly-engineered pumps; standardized, general-purpose pumps; mechanical seals; engineered and industrial valves; related automation products; and services and solutions primarily for energy, chemical, power generation, and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States ("U.S.") and other countries where our products are sold and serviced, by the cyclical nature and competitive environment of our industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.
Divestiture of Asbestos-Related Assets and Liabilities - On December 11, 2025, Flowserve completed the divestiture of all our legacy asbestos liabilities by selling BW/IP - New Mexico, Inc. ("BWIP"), a Delaware corporation and previously wholly owned subsidiary of the Company that held the liabilities and related insurance assets (the "Asbestos Divestiture"), to a third-party buyer. As a result of the Asbestos Divestiture, the divested asbestos liabilities and related insurance assets were removed from the Company's consolidated balance sheet. The buyer has assumed management of BWIP, including the management of its claims and insurance policy reimbursements, and Flowserve is fully indemnified. For additional discussion of the Asbestos Divestiture refer to Note 17, "Legal Matters and Contingencies." We incurred $8.3 million in transaction costs related to the Asbestos Divestiture for the twelve-month period ended December 31, 2025, which are included within selling, general and administrative expense ("SG&A") in our consolidated statement of income.
Termination of Merger with Chart Industries, Inc. - As previously disclosed, on June 3, 2025, Flowserve entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Flowserve, Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve (“First Merger Sub”), Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (“Second Merger Sub”), and Chart Industries, Inc., a Delaware corporation (“Chart”), which provided that, (i) upon the terms and subject to the conditions set forth therein, First Merger Sub would merge with and into Chart (the “First Merger”), with Chart surviving as a wholly owned subsidiary of Flowserve (the “Initial Surviving Company”) and (ii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Initial Surviving Company would merge with and into Second Merger Sub (the “Second Merger”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of Flowserve (collectively, the "Chart Merger").
On July 28, 2025, Flowserve, Chart, First Merger Sub and Second Merger Sub entered into an agreement to terminate the Merger Agreement (the “Mutual Termination Agreement”). Pursuant to the Mutual Termination Agreement, the Merger Agreement was terminated and, in connection therewith, Flowserve received a payment of $266 million dollars in cash on behalf of Chart consisting of (i) the $250 million termination fee payable to Flowserve pursuant to the Merger Agreement and (ii) an additional agreed upon amount of $16 million to reimburse Flowserve for certain expenses. The termination fee is included in Other income (expense), net in the consolidated statement of income in the period ended December 31, 2025 and within cash flows provided by operating activities in the consolidated statement of cash flows for the period ended December 31, 2025.
The Mutual Termination Agreement also provides for the mutual release by each of Flowserve and Chart of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. Pursuant to the Mutual Termination Agreement, Flowserve and Chart have also entered into a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term. We incurred $41.2 million in transaction costs related to the Chart Merger for the twelve-month period ended December 31, 2025, which are included within SG&A in our consolidated statement of income.

Russia and Ukraine Conflict — In response to the Russia-Ukraine conflict, several countries, including the United States, have imposed economic sanctions and export controls on certain industry sectors and parties in Russia. As a result of this conflict, including the aforementioned sanctions and overall instability in the region, in March 2022 we permanently ceased all Company operations in Russia.
In 2022, we recorded a $33.8 million pre-tax charge ($30.8 million after-tax) to reserve the asset positions of our Russian subsidiary (excluding cash) to (i) record contra-revenue for previously recognized revenue and estimated cancellation fees on open contracts that were previously accounted for under the percentage of completion ("POC") method and subsequently cancelled, (ii) establish a reserve for the estimated cost to exit the operations of our Russian subsidiary, (iii) record a reserve for our estimated financial exposure on contracts that have been or are anticipated to be canceled, and (iv) reserve our residual financial exposure due to increased Russia sanctions imposed during the latter part of 2022 and our decision to cancel backlog as a result of the additional sanctions. We reevaluated our financial exposure and made a $2 million adjustment during the period ended March 31, 2024 to reduce the existing reserves. We continue to monitor the situation involving Russia and Ukraine and its impact on the rest of our global business. This includes the macroeconomic impact, including with respect to any global supply chain issues and inflationary pressures. We made no further adjustments through December 31, 2025. To date, impacts have not been material to our business and we do not currently expect that any incremental impact in future quarters, including any financial impacts caused by our cancellation of customer contracts and ceasing of operations in Russia, will be material to the Company.
NAF AB Divestiture — Effective May 4, 2024, we divested NAF AB, a previously wholly owned subsidiary and control valves business within our Flow Control Division ("FCD") segment, including the NAF AB facility located in Linkoping, Sweden. The sale included cash paid to the buyer of $2.6 million and resulted in both a pre-tax and after-tax loss of $13.0 million recorded in loss on sale of business in the consolidated statements of income. In 2024, through the date of disposition, we recorded revenues of approximately $3.0 million and an immaterial amount of operating income.
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
We pay sales commissions related to certain contracts, which qualify as incremental costs of obtaining a contract. When the sales commissions relate to contracts for products or services satisfied at a point in time or over a period of time less than one year, we apply the practical expedient that allows an entity to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less. Sales commissions related to contracts for products or services satisfied over a period of time greater than one year are recognized proportionately to revenue recognition. These costs are included within SG&A in our consolidated statements of income.
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
Prior to the Asbestos Divestiture, we were a defendant in a number of lawsuits that sought to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by heritage companies of the Company. At that time, we estimated that the liability for pending and future claims not yet asserted, and which are probable and estimable, could be experienced through 2054, which represented the expected end of the asbestos liability exposure with no further ongoing claims expected beyond that date. This estimate was based on the Company's historical claim experience and estimates of the number and resolution cost of potential future claims that may be filed based on anticipated levels of unique plaintiff asbestos-related claims in the U.S. tort system against all defendants, the diminished volatility and consistency of observable claims data, the period of time that had elapsed since we stopped manufacturing products that contained encapsulated asbestos and an expected downward trend in claims due to the average age of the claimants. The estimate was not discounted. In light of the uncertainties and variables inherent in the long-term projection of the total asbestos liability, as part of the ongoing review of asbestos claims prior to the Asbestos Divestiture, each year we reassessed the projected liability of unasserted asbestos claims to be filed through the expected end of the asbestos liability exposure.
Prior to the Asbestos Divestiture we assessed the sufficiency of the estimated liability for pending and future claims on an ongoing basis by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, we considered additional quantitative and qualitative factors such as changes in legislation, the legal environment and the Company's defense strategy. In connection with the review of asbestos-related claims, prior to the Asbestos Divestiture we also reviewed the amount of potential insurance coverage for such claims, taking into account the remaining limits of such coverage, the number and amount of claims on our insurance from co-insured parties, ongoing litigation against the Company’s insurers, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements and coverage available from solvent insurers not party to the coverage litigation.
For periods prior to the Asbestos Divestiture, the Company's actuary provided a range of possible future liability and the Company historically recorded the liability at the actuarial central estimate. In addition, the Company recorded estimated insurance receivables. The amounts recorded for the asbestos-related liability and the related insurance receivables were based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the length of time it takes to defend, resolve, or otherwise dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could have caused the actual liability and insurance recoveries to be higher or lower than those projected or recorded. Changes recorded in the estimated liability and estimated insurance recovery based on projections of asbestos litigation and corresponding insurance coverage, resulted in the recognition of additional expense or income. For a discussion pertaining to the activity related to asbestos claims refer to Note 17, "Legal Matters and Contingencies."
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
Leases — We have operating and finance leases for certain manufacturing facilities, offices, service and quick response centers, machinery, equipment and automobiles. Our leases have remaining lease terms of up to 27 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is or contains a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we account for any non-lease components in the contract together with the related lease component in the same unit of account. For lease contracts containing more than one lease component, we allocate the contract consideration to each of the lease components on the basis of relative standalone prices in order to identify the lease payments for each lease component.
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
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our consolidated income statements on a straight-line basis over the lease term. Our short-term lease expense and short-term lease commitments as of December 31, 2025 are immaterial.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The identification of our goodwill reporting units begins at the operating segment level and considered whether components one level below the operating segment levels should be identified as reporting units for the purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments based on the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served. This resulted in two reporting units that are consistent with our operating and reportable segments, Flowserve Pumps Division ("FPD") and FCD, as no components exist one level below the operating segment levels for which discrete financial information is available for review by segment management.
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
Based on our year-end annual analysis, we did not record an impairment of goodwill in 2025, 2024 or 2023. The FPD reporting unit is primarily focused on highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services. As of December 31, 2025, our FPD reporting unit had approximately $843 million of goodwill and an estimated fair value that exceeded its carrying value. The FCD reporting unit is primarily focused on a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. As of December 31, 2025, our FCD reporting unit had approximately $549 million of goodwill and an estimated fair value that exceeded its carrying value. The key factors considered in determining the estimated fair value of our reporting units included the annual operating plan and forecasted operating results, successful execution of our current continuous improvement and identified strategic initiatives, cost of capital, continued stabilization and mid to long-term improvement of the macro-economic conditions of the industries we serve, and a relatively stable global gross domestic product. Although we have concluded that there is no impairment on the goodwill associated with our reporting units as of December 31, 2025, we will continue to closely monitor performance and related market conditions for future indicators of potential impairment and reassess accordingly.
We also considered our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization as of December 31, 2025 was favorable compared with 2024 and did not indicate a potential impairment of our goodwill as of December 31, 2025.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of a trademark by determining the present value of estimated royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting unit discussed above. We did not record a material impairment of our trademarks in 2025, 2024 or 2023.

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

Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future. Otherwise, we recognize transaction gains and losses arising from intercompany transactions in our consolidated statements of income..
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

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in SG&A were $54.1 million, $69.9 million and $48.7 million in 2025, 2024 and 2023, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
Shipping and Handling Costs — Amounts billed to customers for reimbursement of shipping and handling costs are recorded as revenue when the related revenue is recognized and shipping and handling costs are recognized in cost of sales ("COS"). All other shipping and handling costs are recognized in COS in the period in which they are incurred.
Business Combinations — The total purchase consideration for an acquisition is measured as the fair value of the assets transferred, equity instruments issued, and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred and included in general and administrative expense in our consolidated statements of income. Identifiable assets (including intangible assets) and liabilities assumed (including contingent liabilities) are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires us to use significant judgment and estimates including the selection of valuation methodologies, cost of capital, future cash flows, and discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.
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

Accounting Developments
Pronouncements Implemented
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The amendments require that newly formed joint ventures measure the net assets and liabilities contributed at fair value. Subsequent measurement is in accordance with the requirements for acquirers of a business in Sections 805-10-35, 805-20-35, and 805-30-35, and other generally accepted accounting principles. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, but companies may elect to apply the amendments retrospectively to joint ventures formed prior to January 1, 2025, if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." The amendments require that entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and disclose specific information about income taxes paid. The amendments eliminate previously required disclosures around changes in unrecognized tax benefits and cumulative amounts of certain temporary differences. The amendments are effective prospectively for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. We adopted this ASU in 2025. Refer to Note 20, "Income Taxes."
Pronouncements Not Yet Implemented
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
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." The amendments affect criteria for capitalization of internal-use software costs, removing references to project stages and adding guidance on how an entity should evaluate whether there is significant uncertainty associated with the development activities prior to capitalizing development costs, referred to the “probable-to-complete recognition threshold”. The updates are intended to provide accounting guidance that is neutral to different software development methods used. The amendments also specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment –Overall, are required for all capitalized internal-use software costs rather than the disclosure requirements in ASC 350-30-50-1 through 50-3, and relocated website development costs guidance to Subtopic 350-40, superseding Subtopic 350-50. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively, retrospectively, or in a modified transition approach. We are evaluating the impact of this ASU on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)." The amendments refine the derivative scope in Topic 815 to exclude non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties from derivative accounting. The update also include a scope clarification that requires an entity to apply the guidance in Topic 606 to a revenue contract that includes share-based noncash consideration from a customer. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively or in a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We are evaluating the impact of this ASU on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans." The amendments expand the population of acquired financial assets subject to the gross-up approach in Topic 326 to include loans (excluding credit cards) acquired without credit deterioration and deemed seasoned, including those acquired in a business combination. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments require prospective application to loans that are acquired on or after the initial application date. We do not expect the adoption of the ASU to have a material impact on the Company or our disclosures and we will evaluate the impact of this ASU if such transaction occurs.
In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." The amendments affect certain aspects of the guidance in Topic 815 to more closely align hedge accounting with risk management activities. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments require prospective application for all hedging relationships, and an entity may elect to adopt the amendments for hedging relationships that exist as of the date of adoption. We do not expect the adoption of the ASU to have a material impact on the Company or our disclosures and we will evaluate the impact of this ASU on hedging relationships that exist on the date of adoption or are entered into after the date of adoption.
In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." The amendments establish accounting guidance for government grants received by a business entity, requiring that a government grant received should not be recognized until it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received. The update also provides specific recognition guidance for grants related to an asset and grants related to income. The amendments are effective for annual periods beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings, or through a modified retrospective or modified prospective approach. We do not expect the adoption of the ASU to have a material impact on the Company or our disclosures and we will evaluate the impact of this ASU if any government grants are received.
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The amendments include improvements to the navigability of Topic 270 and clarification on when guidance is applicable. These updates are not intended change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. Additionally, the update adds a disclosure principle which requires entities issuing condensed statements to disclose events occurring since the end of the most recent fiscal year that have a material impact on the entity. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively to any or all prior period presented. We do not expect the adoption of the ASU to have a material impact on the Company or our disclosures.
In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The amendments in this ASU represent changes to clarify, correct errors, or make minor improvements to the Codification. Therefore, the updates are not expected to result in a significant change in practice. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively or retrospectively, and an entity may elect the transition method on an issue-by-issue basis, with the exception of Issue 4 in the ASU (regarding Topic 260, Earnings Per Share) which must be applied retrospectively. We are currently evaluating the impact of the ASU, and we do not expect the adoption of the ASU to have a material impact on the Company or our disclosures.

2.     ACQUISITIONS
Trillium Flow Technologies' Valves Division Acquisition
On February 5, 2026, Flowserve signed a definitive agreement to acquire Trillium Flow Technologies’ Valves Division, a market leading provider of highly engineered mission-critical valves used in nuclear and traditional power generation, industrial, and critical infrastructure applications, for $490 million in cash. The transaction is expected to close mid-year 2026 and closing is subject to the satisfaction of customary closing conditions and regulatory approvals. Flowserve expects to fund the transaction through a combination of cash on hand and additional debt. The acquisition will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting. Acquisition related expenses incurred during the twelve months ended December 31, 2025 were $1.0 million and are included within SG&A expense in our condensed consolidated statement of income.
Greenray Acquisition
On December 16, 2025, Flowserve acquired for inclusion in FPD, United Kingdom-based Greenray Turbine Solutions, Ltd. ("Greenray"), a comprehensive provider of aftermarket products and services for industrial gas turbines, for a purchase price of $72.4 million, including cash acquired of $5.8 million. The acquisition was funded by cash on hand. The acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting.
The fair value of assets acquired and liabilities assumed has been recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. We will continue to evaluate the initial fair values, which may be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The estimates will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price includes $2.5 million in tangible net assets, including deferred tax liabilities, and $22.9 million in amortizable intangible assets with a weighted average useful life of approximately 4 years. The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $47.0 million represents the value expected from obtaining Greenray's deep product expertise and durable revenue for a large installed base of mission-critical equipment, with the ability to leverage our expansive global network of Quick Response Centers for growth. The goodwill related to this acquisition is recorded in the FPD segment and is not expected to be deductible for tax purposes in the U.K. We incurred $0.7 million in transaction costs related to the acquisition for the twelve-month period ended December 31, 2025, which are included within SG&A in our consolidated statement of income. Subsequent to December 16, 2025, the revenues and expenses of Greenray are immaterial to our financial statements as of December 31,2025.
MOGAS Acquisition
On October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"), for a purchase price of $290.0 million, subject to additional closing working capital adjustments of $17.2 million and net of cash acquired of $3.1 million, and an incremental contingent earn-out payment of $15.0 million which was paid in the first quarter of 2025. MOGAS, a previously privately held provider of mission-critical severe service valves and associated aftermarket services, is based in Houston, Texas and has operations primarily in North America and, to a lesser extent, Europe and Asia Pacific. The acquisition was funded using a combination of cash on hand and term loan financing under our Second Amended and Restated Credit Agreement discussed in Note 13, "Debt and Finance Lease Obligations." MOGAS's differentiated valve products are expected to enhance our installed base, creating meaningful aftermarket opportunities with the addition of MOGAS's strong brand, heritage, and technical expertise in diverse and attractive end markets, including the growing mining industry. The acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting.
During the fourth quarter of 2024, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis. During the third quarter of 2025, we recorded immaterial measurement period adjustments related to working capital accounts, property, plant and equipment and the final determination of purchase price with a net offsetting impact to goodwill of $8.2 million. The allocation of the purchase price was finalized during the period ended September 30, 2025. The preliminary and final allocation of the purchase price is summarized below:

(Amounts in thousands)	October 15, 2024 (As originally reported)	Measurement Period Adjustments	October 15, 2024 (As adjusted)
Accounts receivable	$55.0	$—	$55.0
Contract assets	13.7	—	13.7
Inventories	45.3	(2.2)	43.1
Prepaid expenses and other	4.6	—	4.6
Indemnification asset	7.5	—	7.5
Total current assets	126.1	(2.2)	123.9
Trademark	19.0	—	19.0
Existing customer relationships	48.5	—	48.5
Backlog	10.5	—	10.5
Total intangible assets	78.0	—	78.0
Property, plant and equipment	41.9	(0.6)	41.3
Right-of-use assets	1.0	—	1.0
Total assets	247.0	(2.8)	244.2
Current liabilities	(58.8)	(1.2)	(60.0)
Noncurrent liabilities	(0.5)	—	(0.5)
Net assets	187.7	(4.0)	183.7
Goodwill	127.2	8.2	135.4
Purchase price, net of cash acquired of $3.1 million	$314.9	$4.2	$319.1
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $135.4 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful life of approximately eight years. We recorded an indemnification asset and corresponding liability of $7.5 million related to legal matters that existed pre-acquisition and were unresolved at the date of acquisition, for which the seller agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our consolidated balance sheets. Several of the litigation matters addressed in the indemnification have been settled since the date of acquisition and as of December 31, 2025, the remaining indemnification asset and liability are immaterial. We incurred $12.8 million and $10.0 million in acquisition and integration related costs for the twelve-month periods ended December 31, 2025 and December 31, 2024, respectively, associated with the acquisition which are included within SG&A and cost of sales in our consolidated statements of income.

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
Revenue from products and services transferred to customers over time accounted for approximately 18%, 17%, and 16% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Our primary method for recognizing revenue over time is the POC method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 82%, 83%, and 84% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
Disaggregated Revenue
We conduct our operations through two business segments based on the type of product and how we manage the business:
•FPD designs, manufactures, pretests, distributes, and services highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD designs, manufactures, and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
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

The following table presents our customer revenues disaggregated by revenue source:

	December 31, 2025
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,110,805	$1,108,777	$2,219,582
Aftermarket	2,119,431	390,247	2,509,678
	$3,230,236	$1,499,024	$4,729,260

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,152,643	$1,065,408	$2,218,051
Aftermarket	2,001,508	338,247	2,339,755
	$3,154,151	$1,403,655	$4,557,806

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$1,147,906	$938,790	$2,086,696
Aftermarket	1,913,087	320,794	2,233,881
	$3,060,993	$1,259,584	$4,320,577

Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	December 31, 2025
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,391,199	$606,091	$1,997,290
Latin America(1)	273,131	44,005	317,136
Middle East and Africa	601,509	234,300	835,809
Asia Pacific	384,568	360,782	745,350
Europe	579,829	253,846	833,675
	$3,230,236	$1,499,024	$4,729,260

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,291,273	$551,101	$1,842,374
Latin America(1)	296,474	29,847	326,321
Middle East and Africa	542,399	223,440	765,839
Asia Pacific	425,743	363,868	789,611
Europe	598,262	235,399	833,661
	$3,154,151	$1,403,655	$4,557,806

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,264,673	$556,208	$1,820,881
Latin America(1)	273,126	30,126	303,252
Middle East and Africa	538,037	146,552	684,589
Asia Pacific	436,813	302,700	739,513
Europe	548,344	223,998	772,342
	$3,060,993	$1,259,584	$4,320,577
_____________________________________
(1) North America represents United States and Canada; Latin America includes Mexico.
On December 31, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $1,046 million. We estimate recognition of approximately $622 million of this amount as revenue in 2026 and an additional $424 million in 2027 and thereafter.
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

The following table presents opening and closing balances of contract assets and contract liabilities, current and long-term, for the years ended December 31, 2025 and 2024:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)		Long-term Contract Liabilities(2)
Balance — January 1, 2024	$280,228	$1,034	$287,697		$1,543
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(217,470)		(740)
Increase due to revenue recognized in the period in excess of billings	958,388	—	—		—
Increase due to billings arising during the period in excess of revenue recognized	—	—	214,163		—
Amounts transferred from contract assets to receivables	(920,793)	(656)	—		—
Currency effects and other, net	(18,917)	545	(720)		(130)
Balance — December 31, 2024	$298,906	$923	$283,670		$673
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(232,410)		—
Increase due to revenue recognized in the period in excess of billings	956,423	—	—		—
Increase due to billings arising during the period in excess of revenue recognized	—	—	211,082		5,010
Amounts transferred from contract assets to receivables	(931,135)	(937)	—		—
Currency effects and other, net	(1,722)	261	12,327	`	91
Balance — December 31, 2025	$322,472	$247	$274,669		$5,774
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets as of December 31, 2025, 2024 and 2023:

(Amounts in thousands)	Accounts receivable	Short-term contract assets
Beginning balance, January 1, 2025	$79,059	$3,404
Charges to cost and expenses, net of recoveries	1,315	2,721
Write-offs	(2,621)	(21)
Currency effects and other, net	5,341	(76)
Ending balance, December 31, 2025	$83,094	$6,028

Beginning balance, January 1, 2024	$80,013	$4,993
Charges to cost and expenses, net of recoveries	11,836	305
Write-offs	(8,160)	(1,781)
Currency effects and other, net	(4,630)	(113)
Ending balance, December 31, 2024	$79,059	$3,404

Beginning balance, January 1, 2023	$83,062	$5,819
Charges to cost and expenses, net of recoveries	5,597	—
Write-offs	(10,947)	(1,450)
Currency effects and other, net	2,301	624
Ending balance, December 31, 2023	$80,013	$4,993
Our allowance on long-term receivables, included in other assets, net, represent receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables as of December 31, 2025, 2024 and 2023:

(Amounts in thousands)	2025	2024	2023
Beginning balance, January 1,	$66,081	$66,864	$66,377
Currency effects and other, net	(34)	(783)	487
Ending balance, December 31,	$66,047	$66,081	$66,864
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of December 31, 2025.

5.     LEASES
We had $17.1 million and $0.4 million of legally binding minimum lease payments for operating leases signed but not yet commenced as of December 31, 2025 and 2024. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.
Other information related to our leases is as follows:

	December 31,
	2025	2024
	(Amounts in thousands)
Finance Leases:
ROU assets recorded under finance leases	$47,086	$32,385
Accumulated depreciation associated with finance leases	(21,981)	(17,020)
Total finance leases ROU assets, net(1)	$25,105	$15,365

Total finance leases liabilities(2)	$29,847	$19,990
The costs components of operating and finance leases are as follows:

	December 31,
	2025	2024	2023
	(Amounts in thousands)
Operating Lease Costs:
Fixed lease expense(3)	$58,051	$57,862	$55,588
Variable lease expense(3)	10,661	8,990	8,131
Total operating lease expense	$68,712	$66,852	$63,719

Finance Lease Costs:
Depreciation of finance lease ROU assets(3)	$9,069	$6,800	$6,655
Interest on lease liabilities(4)	1,414	1,047	885
Total finance lease expense	$10,483	$7,847	$7,540
_____________________
(1) Included in property, plant and equipment, net
(2) Included in debt due within one year and long-term debt due after one year, accordingly
(3) Included in cost of sales and selling, general and administrative expense, accordingly
(4) Included in interest expense

Supplemental cash flows information related to our leases is as follows:

	December 31,
(Amounts in thousands, except lease term and discount rate)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$68,208	$64,976	$62,303
Financing cash flows from finance leases(2)	8,926	6,964	8,234
ROU assets obtained in exchange for lease obligations:
Operating leases	$35,191	$51,219	$18,570
Finance leases	18,914	8,623	8,259
Weighted average remaining lease term (in years)
Operating leases	7 years	7 years	8 years
Finance leases	3 years	3 years	5 years
Weighted average discount rate (percent)
Operating leases	5.4%	5.2%	4.1%
Finance leases	6.0%	5.6%	4.6%
_____________________
(1) Included in our consolidated statement of cash flows, operating activities, prepaid expenses and other assets, net and retirement obligations and other liabilities.
(2) Included in our consolidated statement of cash flows, financing activities, payments under other financing arrangements
Future undiscounted lease payments under operating and finance leases as of December 31, 2025, were as follows:

Year ending December 31,	Operating Leases	Finance Leases
	(Amounts in thousands)
2026	44,563	11,011
2027	36,677	8,374
2028	30,996	6,384
2029	24,598	3,213
2030	20,171	982
Thereafter	62,144	3,299
Total future minimum lease payments	$219,149	$33,263
Less: Imputed interest	(33,954)	(3,416)
Total	$185,195	$29,847

Other current liabilities	$35,630	$—
Operating lease liabilities	149,565	—
Debt due within one year	—	9,148
Long-term debt due after one year	—	20,699
Total	$185,195	$29,847
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

	FPD	FCD	Total
Balance as of December 31, 2023	$779,996	$402,229	$1,182,225
Acquisition(1)	—	127,249	127,249
Currency translation and other	(14,256)	(8,923)	(23,179)
Balance as of December 31, 2024	$765,740	$520,555	$1,286,295
Acquisition(1)	47,034	8,168	55,202
Currency translation and other	30,228	20,263	50,491
Balance as of December 31, 2025	$843,002	$548,986	$1,391,988
(1)In 2024, includes goodwill additions in FCD of $127.2 million related to the MOGAS acquisition. In 2025 includes goodwill additions of $47.0 million in FPD related to the Greenray acquisition and $8.2 million in FCD related to business combinations accounting measurement period adjustments for the MOGAS acquisition. See Note 2, "Acquisitions" for additional information.
The following table provides information about our intangible assets for the years ended December 31, 2025 and 2024:

		December 31, 2025		December 31, 2024
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-22	$92,205	$(92,205)	$89,529	$(89,529)
Existing customer relationships(2)	5-10	151,216	(90,137)	126,761	(79,039)
Patents	9-16	25,836	(25,836)	25,086	(25,086)
Other	1-40	101,858	(63,839)	102,634	(58,800)
		$371,115	$(272,017)	$344,010	$(252,454)
Indefinite-lived intangible assets(3)		$101,100	$(1,723)	$98,721	$(1,673)
____________________________________
(1)Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.
(2)Includes customer relationships acquired as part of the MOGAS and Greenray acquisitions with useful lives of 5 and 10 years. Existing customer relationships acquired prior to 2011 had a useful life of five years.
(3)Includes the acquisition of the MOGAS trademark in 2024. Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.
The following schedule outlines actual amortization expense recognized during 2025 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2025:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2025	$16,218
Estimated for year ended December 31, 2026	14,899
Estimated for year ended December 31, 2027	10,857
Estimated for year ended December 31, 2028	10,857
Estimated for year ended December 31, 2029	10,711
Estimated for year ended December 31, 2030	10,157
Thereafter	41,617
Amortization expense for finite-lived intangible assets was $10.0 million in 2024 and $11.3 million in 2023.

7.     INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2025	2024
	(Amounts in thousands)
Raw materials	$356,187	$391,562
Work in process	253,052	262,173
Finished goods	257,712	275,975
Less: Excess and obsolete reserve	(77,053)	(92,456)
Inventories	$789,898	$837,254
During 2025, 2024 and 2023, we recognized expenses of $15.6 million, $14.1 million and $21.5 million, respectively, for excess and obsolete inventory. These expenses are included in COS in our consolidated statements of income.
8.     STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 5,457,089 were available for issuance as of December 31, 2025. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision").
Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at the market value of our stock on the date the options are granted. Options generally become exercisable after three years. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. As of December 31, 2025, no stock options were outstanding and exercisable. Compensation cost associated with these stock options has been fully recognized. All of the remaining 114,943 stock options outstanding were exercised during 2025, compared to no stock options exercised during the years ended, December 31, 2024 and December 31, 2023. No stock options were granted, canceled or vested during years ended December 31, 2024 or December 31, 2023. The weighted average remaining contractual life of options outstanding at December 31, 2024 and December 31, 2023 was 2.3 years and 3.3 years, respectively.

 Restricted Shares – Generally, the restrictions on Restricted Shares do not expire for a minimum of one year and a maximum of three years, and shares are subject to forfeiture during the restriction period. Most typically, Restricted Share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse.
Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. As of December 31, 2025 and 2024, we had $24.5 million and $19.2 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over the remaining weighted-average period of approximately one year, for both periods. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the years ended December 31, 2025, 2024 and 2023 was $26.6 million, $28.7 million and $24.2 million, respectively.
We awarded a one-time grant of approximately $5.0 million in the form of restricted shares to a group of employees during the first quarter of 2025 in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States. The restricted shares are subject to three-year cliff-vesting. See Note 15, "Pension and Postretirement Benefits," for additional details.
We recorded stock-based compensation for Restricted Shares as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in millions)
Stock-based compensation expense	$38.3	$30.5	$27.8
Related income tax benefit	(8.8)	(6.9)	(6.3)
Net stock-based compensation expense	$29.5	$23.6	$21.5
The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2025
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding as of January 1, 2025	1,666,683	$39.18
Granted	859,246	57.97
Vested	(707,304)	37.57
Cancelled	(112,598)	50.21
Outstanding as of December 31, 2025	1,706,027	$48.59
Unvested Restricted Shares outstanding as of December 31, 2025, includes approximately 502,000  units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards are based on our annual return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2025, 2024 and 2023 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by up to 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,154,000 shares based on performance targets. As of December 31, 2025, we estimate vesting of approximately 822,000 shares based on expected achievement of performance targets.
Employee Stock Purchase Plan — Effective in 2024, we established an employee stock purchase plan ("ESPP") as a means for employees to acquire an equity interest in the Company. The plan is considered compensatory for accounting purposes. Employees may participate in our ESPP provided they meet certain eligibility requirements and may enroll in the ESPP on a monthly basis. The impact of the ESPP is immaterial to our consolidated financial statements.
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
Foreign exchange forward contracts with third parties had notional values of $456.9 million and $695.9 million at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the length of foreign exchange contracts currently in place ranged from 16 days to 20 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contract agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands)
Current derivative assets	$2,721	$4,633
Noncurrent derivative assets	66	13
Current derivative liabilities	1,305	4,926
Noncurrent derivative liabilities	—	374
Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
(Losses) gains recognized in income	$(8,148)	$9,823	$(12,914)
Gains and losses recognized in our consolidated statements of income for foreign exchange contracts are classified as other income (expense), net.
10.     FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 9, Derivatives and Hedging Activities." The fair value of the MOGAS related contingent consideration was determined based on contractual provisions set forth in the purchase agreement and was fully paid in the first quarter of 2025.
The carrying value of our financial instruments as reflected in our consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 13, "Debt and Finance Lease Obligations". The estimated fair value of our Senior Notes at December 31, 2025 was $922.9 million compared to the carrying value of $992.7 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at December 31, 2025 and December 31, 2024.
11.     DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheets captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2025	2024
	(Amounts in thousands)
Trade accounts receivables	$1,088,418	$1,026,891
Less: allowance for expected credit losses	(73,709)	(70,369)

Other short-term receivables	23,771	28,907
Less: allowance for expected credit losses	(9,385)	(8,690)
Accounts receivable, net	$1,029,095	$976,739
Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2025	2024
	(Amounts in thousands)
Land	$68,513	$61,351
Buildings and improvements	479,433	450,718
Machinery, equipment and tooling	867,907	803,355
Software, furniture and fixtures and other	375,810	366,946
Gross property, plant and equipment	1,791,663	1,682,370
Less: accumulated depreciation	(1,224,912)	(1,142,667)
Property, plant and equipment, net	$566,751	$539,703

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2025	2024
	(Amounts in thousands)
Wages, compensation and other benefits	$271,561	$260,481
Commissions and royalties	36,431	31,344
Warranty costs and late delivery penalties	36,718	31,290
Sales and use tax	32,011	29,247
Income tax	40,009	28,003
Other	170,745	181,121
Accrued liabilities	$587,475	$561,486
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, accrued cash dividends payable, legal and environmental matters, derivative liabilities, restructuring reserves and other items, none of which individually exceed 5% of current liabilities.
Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2025	2024
	(Amounts in thousands)
Pension and postretirement benefits	$184,237	$195,436
Deferred taxes	8,456	1,775
Legal and environmental	2,196	99,984
Uncertain tax positions and other tax liabilities	50,163	40,172
Other	32,164	33,688
Retirement obligations and other liabilities	$277,216	$371,055
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
As of December 31, 2025, we had investments in five joint ventures, one located in each of Chile, India, Saudi Arabia, South Korea and the United Arab Emirates that were accounted for using the equity method and are immaterial for disclosure purposes.
13.     DEBT AND FINANCE LEASE OBLIGATIONS

Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	December 31,
	2025	2024
(Amounts in thousands)
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $3,264 and $3,882, respectively	496,736	496,118
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $3,989 and $4,585, respectively	496,011	495,415
Term Loan Facility, interest rate of 5.15% at December 31, 2025 and 5.80% at 2024, net of debt issuance costs of $736 and $993, respectively	452,389	489,632
Revolving Credit Facility, interest rate of 5.31% at December 31, 2025	100,000	—
Finance lease obligations and other borrowings	29,942	23,026
Debt and finance lease obligations	1,575,078	1,504,191
Less amounts due within one year	49,868	44,059
Total debt due after one year	$1,525,210	$1,460,132

Scheduled maturities of our Senior Notes and other debt, are (amounts in thousands):

	Term Loan	Senior Notes and other debt	Total
	(Amounts in thousands)
2026	$40,388	$9,243	$49,631
2027	56,038	20,699	76,737
2028	74,822	—	74,822
2029	281,141	100,000	381,141
2030	—	496,736	496,736
Thereafter	—	496,011	496,011
Total	$452,389	$1,122,689	$1,575,078
Senior Credit Facility
On September 13, 2021, we amended and restated our credit agreement (the "Senior Credit Agreement") under our Senior Credit Facility (the "Credit Facility") with Bank of America, N.A. and the other lenders to provide greater flexibility in maintaining adequate liquidity and access to available borrowings. The Senior Credit Agreement, (i) retained, from the previous credit agreement, the $800.0 million unsecured Revolving Credit Facility (the "Revolving Credit Facility"), which included a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, (ii) provided for an up to $300.0 million unsecured Term Loan Facility (the "Term Loan"), (iii) extended the maturity date of the agreement to September 13, 2026, (iv) reduced commitment fees, (v) extended net leverage ratio covenant definition through the maturity of the agreement, and (vi) provided the ability to make certain adjustments to the otherwise applicable commitment fee, interest rate and letter of credit fees based on the Company’s performance against to-be-established key performance indicators with respect to certain of the Company’s environmental, social and governance targets.
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
Under the terms and conditions of the Second Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At December 31, 2025, the interest rate on the Revolving Credit Facility was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the period ended December 31, 2025. At December 31, 2025, the interest rate on the Term Loan was Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans.
As of December 31, 2025, we had $100.0 million in revolving loans outstanding, compared to no revolving loans outstanding as of December 31, 2024. We had outstanding letters of credit of $84.2 million and $144.0 million at December 31, 2025, and December 31, 2024, respectively. After consideration of the outstanding letters of credit as of December 31, 2025, the amount available for borrowings under our Revolving Credit Facility was $615.8 million. As of December 31, 2024, the amount available for borrowings under our Revolving Credit Facility was $656.0 million. We have scheduled repayments of $9.4 million in each of the next three quarters and a $12.5 million repayment on December 31, 2026, under our Term Loan.
Financial Covenants — Our compliance with the financial covenants under the Second Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all covenants as of December 31, 2025.

14. SUPPLIER FINANCE PROGRAMS
We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of December 31, 2025 and December 31, 2024, $8.1 million and $8.6 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheets.
The rollforward of our outstanding obligations confirmed as valid under the supplier finance programs for the years ended December 31, 2025 and December 31, 2024 is as follows:

(Amounts in thousands)	2025	2024
Obligations outstanding at the beginning of the year	$8,571	$13,527
Invoices confirmed	60,060	61,198
Confirmed invoices settled	(60,534)	(66,154)
Obligations outstanding at the end of the year	$8,097	$8,571

15.     PENSION AND POSTRETIREMENT BENEFITS
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
In August 2023, we amended the Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees to discontinue future benefit accruals under the Qualified Plan and freeze existing accrued benefits effective January 1, 2025. Benefits earned by participants under the Qualified Plan prior to January 1, 2025, were not affected. We also amended the Company-sponsored non-qualified defined benefit pension plan in the United States (the "Non-Qualified Plan") that provides enhanced retirement benefits to select members of management. The Qualified Plan and the Non-Qualified plan were closed to new entrants effective January 1, 2024, and September 1, 2023, respectively. The amendments resulted in a curtailment of both plans during the year ended December 31, 2023. The curtailment loss incurred and the change in projected benefit obligation was immaterial.
In conjunction with the amendment of the Qualified Plan, the Organization and Compensation Committee of our Board of Directors approved certain transition benefits associated with freezing the Qualified Plan. In January 2025, a one-time cash transition benefit was paid to a limited group of employees in the United States that met certain criteria. We recorded a $5.0 million liability for the period ended December 31, 2024, which is included within accrued liabilities in our consolidated balance sheet to recognize this obligation, with corresponding expense included within COS and SG&A in our consolidated statement of income for the period ended December 31, 2024. We also issued approximately the same amount of value in the form of restricted shares to an additional group of employees in the United States in January 2025. The restricted shares are subject to three year cliff-vesting.
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2025	2024	2023
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.58%	5.73%	5.41%
Rate of increase in compensation levels	4.00	4.00	4.00
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.25%	6.00%	6.00%
Discount rate	5.73	5.41	5.73
Rate of increase in compensation levels	4.00	4.00	3.50
Weighted-average interest crediting rates	4.50%	4.00%	4.00%
At December 31, 2025 as compared with December 31, 2024, we decreased our discount rate from 5.73% to 5.58% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. In determining December 31, 2025 expense, the expected rate of return on U.S. plan assets increased to 6.25%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes historical returns and asset allocation as inputs for the calculation. For all U.S. plans, we adopted the Pri-2012 mortality tables and the MP-2021 improvement scale published in October 2021. We applied the Pri-2012 tables based on the constituency of our plan population for union and non-union participants. We adjusted the improvement scale to utilize the Proxy SSA Long Term Improvement Rates, consistent with assumptions adopted by the Social Security Administration trustees, based on long-term historical experience. Currently, we believe this approach provides the best estimate of our future obligation. Most plan participants elect to receive plan benefits as a lump sum at the end of service, rather than an annuity. As such, the updated mortality tables had an immaterial effect on our pension obligation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Service cost	$795	$23,935	$21,341
Interest cost	21,867	20,759	20,480
Expected return on plan assets	(23,086)	(23,235)	(23,931)
Settlement loss	5,164	—	15
Amortization of unrecognized prior service cost	194	194	185
Amortization of unrecognized net loss (gain)	378	—	(13)
U.S. net pension expense	$5,312	$21,653	$18,077
The following summarizes the net pension (liability) asset for U.S. plans:

	December 31,
	2025	2024
	(Amounts in thousands)
Plan assets, at fair value	$362,507	$352,517
Benefit obligation	(405,925)	(415,236)
Funded status	$(43,418)	$(62,719)
The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2025	2024
	(Amounts in thousands)
Current liabilities	$(240)	$(154)
Noncurrent liabilities	(43,178)	(62,565)
Funded status	$(43,418)	$(62,719)
The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance — January 1	$415,236	$417,648
Service cost	795	23,935
Interest cost	21,867	20,759
Plan amendments and settlements	(24,551)	—
Actuarial losses (gains) (1)	5,451	(6,588)
Benefits paid	(12,873)	(40,518)
Balance — December 31	$405,925	$415,236
Accumulated benefit obligations at December 31	$405,925	$415,236
_______________________________________
(1)The actuarial loss in 2025 and gain in 2024 primarily reflect the impact of changes in the discount rate.

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2026	$38.3
2027	36.6
2028	33.0
2029	32.1
2030	31.5
2031-2035	137.1
The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance - January 1	$(66,597)	$(62,602)
Amortization of net loss (gain)	289	—
Amortization of prior service cost	148	148
Net gains (losses) arising during the year	6,185	(4,143)
Settlement losses (gains) and other	3,948	—
Prior service (cost) gain arising during the year	(63)	—
Balance - December 31	$(56,090)	$(66,597)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2025	2024
	(Amounts in thousands)
Unrecognized net loss	$(55,602)	$(66,024)
Unrecognized prior service cost	(488)	(573)
Accumulated other comprehensive loss, net of tax	$(56,090)	$(66,597)
The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance — January 1	$352,517	$361,174
Gain on plan assets	36,624	11,121
Company contributions	10,873	20,740
Net benefits and expenses paid	(12,873)	(40,518)
Settlements	(24,634)	—
Balance — December 31	$362,507	$352,517
We contributed $10.9 million and $20.7 million to the U.S. defined benefit pension plans during 2025 and 2024, respectively.

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocations for the qualified plan at the end of 2025 and 2024 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets At December 31,
Asset category	2025	2024	2025	2024
Cash and cash equivalents	1%	1%	2%	1%
Cash and cash equivalents	1%	1%	2%	1%
Global Equity	24%	24%	24%	24%
Global Real Assets	18%	18%	19%	19%
Equity securities	42%	42%	43%	43%
Diversified Credit	18%	18%	19%	18%
Liability-Driven Investment	39%	39%	36%	38%
Fixed income	57%	57%	55%	56%
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
Plan assets are invested in commingled funds. Our Pension and Investment Committee is responsible for setting the investment strategy and the target asset allocation for the plan's assets. As the qualified plan approached fully funded status, we implemented a Liability-Driven Investing ("LDI") strategy, which more closely aligns the duration of the plan's assets with the duration of its liabilities. The LDI strategy results in an asset portfolio that more closely matches the behavior of the liability, thereby reducing the volatility of the plan's funded status.

The plan’s financial instruments, shown below, are presented at fair value. See Note 1, "Significant Accounting Policies and Accounting Developments," for further discussion on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2025				At December 31, 2024
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash and cash equivalents	$6,376	$6,376	$—	$—	$3,497	$3,497	$—	$—
Commingled Funds:
Equity securities
Global Equity (a)	88,552	—	88,552	—	85,158	—	85,158	—
Global Real Assets (b)	66,986	—	66,986	—	68,263	—	68,263	—
Fixed income securities
Diversified Credit (c)	68,567	—	68,567	—	63,873	—	63,873	—
Liability-Driven Investment (d)	132,026	—	132,026	—	131,726	—	131,726	—
	$362,507	$6,376	$356,131	$—	$352,517	$3,497	$349,020	$—
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
Non-U.S. Defined Benefit Plans
We maintain defined benefit pension plans, which cover some or all of our employees in the following countries: Austria, Belgium, Canada, France, Germany, India, Italy, Japan, Mexico, Saudi Arabia, Qatar, UAE, the Netherlands, Switzerland and the United Kingdom. The assets of the plans in the United Kingdom, the Netherlands, Canada, and Mexico represent 90% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ plan assets have not been provided due to immateriality.

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2025	2024	2023
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.94%	4.71%	4.22%
Rate of increase in compensation levels	3.39	3.51	3.24
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	4.82%	4.65%	3.97%
Discount rate	4.71	4.22	4.46
Rate of increase in compensation levels	3.51	3.24	3.62
Weighted-average interest crediting rates	2.13%	2.06%	2.29%

At December 31, 2025, as compared with December 31, 2024, we increased our average discount rate for non-U.S. plans from 4.71% to 4.94% based on analysis of bonds and other publicly traded instruments, by country, which had higher yields due to market conditions. To determine 2025 pension expense, our average expected rate of return on plan assets increased to 4.82% based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market fluctuations do not significantly impact the rate.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Service cost	$6,303	$6,381	$4,611
Interest cost	13,440	12,401	11,897
Expected return on plan assets	(7,583)	(7,740)	(6,659)
Settlement loss (gain)	7,068	(63)	(23)
Amortization of unrecognized prior service cost	941	296	300
Amortization of unrecognized net loss	1,954	2,561	1,270
Non-U.S. net pension expense	$22,123	$13,836	$11,396
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2025	2024
	(Amounts in thousands)
Plan assets, at fair value	$165,942	$167,508
Benefit obligation	(294,422)	(285,498)
Funded status - Underfunded	$(128,480)	$(117,990)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2025	2024
	(Amounts in thousands)
Noncurrent assets	$13,968	$12,211
Current liabilities	(10,397)	(9,282)
Noncurrent liabilities	(132,051)	(120,919)
Funded status	$(128,480)	$(117,990)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance — January 1	$285,498	$297,600
Service cost	6,303	6,381
Interest cost	13,440	12,401
Employee contributions	95	80
Settlements and other(3)	(16,881)	13,051
Actuarial gains (1)	(3,887)	(13,012)
Net benefits and expenses paid	(15,939)	(17,393)
Currency translation impact (2)	25,793	(13,610)
Balance — December 31	$294,422	$285,498
Accumulated benefit obligations at December 31	$270,804	$264,367
_______________________________________
(1)Actuarial losses (gains) primarily reflects the impact of changes in the discount rates for all plans.
(2)In 2025, the currency translation loss reflects the weakening of the U.S. dollar against the Euro and the British pound, while in 2024, the currency translation gain reflects the strengthening of the U.S. dollar against the Euro and the British pound.
(3)Includes $16.7 million for settlements and $0.2 million in curtailments in 2025.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2026	$30.8
2027	19.4
2028	20.8
2029	21.6
2030	21.4
2031-2035	109.1

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance - January 1	$(50,325)	$(59,968)
Amortization of net loss	2,883	2,662
Net gains arising during the year	2,480	5,107
Settlement losses (gains) and other	7,026	(61)
Currency translation impact	(5,119)	1,935
Balance - December 31	$(43,055)	$(50,325)
Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2025	2024
	(Amounts in thousands)
Unrecognized net loss	$(40,719)	$(47,404)
Unrecognized prior service cost	(2,336)	(2,921)
Accumulated other comprehensive loss, net of tax	$(43,055)	$(50,325)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance — January 1	$167,508	$179,450
Gain on plan assets	6,374	1,372
Employee contributions	95	80
Company contributions	11,543	10,733
Net benefits and expenses paid	(15,939)	(17,393)
Settlements	(16,722)	(581)
Currency translation impact	13,083	(6,153)
Balance — December 31	$165,942	$167,508
In 2025, the settlement of one of the U.K. plans contributed to the decrease in plan assets. The UK and the Netherlands pension plans contributed to the change in the non-US plan assets due to lower asset returns in 2024. Our contributions to non-U.S. defined benefit pension plans in 2026 are expected to be approximately $3 million, excluding direct benefits paid.

The asset allocations for the non-U.S. defined benefit pension plans at December 31, 2025 and December 31, 2024 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets At December 31,
Asset category	2025	2024	2025	2024
Cash and Cash Equivalents	2%	1%	2%	1%
Cash and cash equivalents	2%	1%	2%	1%
U.K. Government Gilt Index	46%	32%	46%	32%
Liability-Driven Investment	5%	15%	5%	15%
Fixed income	51%	47%	51%	47%
Multi-asset	21%	21%	21%	21%
Buy-in Contracts	10%	18%	10%	18%
Other	16%	13%	16%	13%
Other types	47%	52%	47%	52%
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
The fair values of the non-U.S. assets were:

	At December 31, 2025				At December 31, 2024
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$3,845	$3,845	$—	—	$2,454	$2,454	$—	$—
Commingled Funds:
Fixed income securities
U.K. Government Gilt Index (a)	76,241	—	76,241	—	54,208	—	54,208	—
Liability-Driven Investment (b)	7,567	—	7,567	—	23,778	—	23,778	—
Other Types of Investments:
Multi-asset (c)	35,165	—	35,165	—	35,346	—	35,346	—
Buy-in Contracts (d)	16,353	—	—	16,353	30,647	—	—	30,647
Other (e)	26,771	—	—	26,771	21,075	—	—	21,075
	$165,942	$3,845	$118,973	$43,124	$167,508	$2,454	$113,332	$51,722
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
(d)The Buy-in Contracts ("Contract" or "Contracts") represent assets held by plans, whereby the cost of providing benefits to plan participants is funded by the Contract. The Contracts are held by the plans for the benefit of plan participants in the Netherlands. The fair value of these assets are based on the current present value of accrued benefits and will fluctuate based on changes in the obligations associated with covered plan members as well as the assumptions used in the present value calculation. The fair value of assets held in the Netherlands Contract as of January 1, 2025 was $15.2 million, with benefit payments of $1.0 million, contributions and return on assets of $0.3 million and currency adjustments of $1.9 million resulting in a fair value of $16.4 million at December 31, 2025. In 2025, we settled the UK plan which resulted in a transfer out of assets with an approximate fair value of $14.6 million. There were no other material transfers into or out of Level III.
(e)Includes assets held by plans outside the United Kingdom, the Netherlands and Canada. Details of each plan have not been provided due to immateriality. The fair value of the assets as of January 1, 2025 was $21.1 million, with contributions of $11.2 million, payments of $7.3 million, settlements and return on assets of $0.1 million and currency adjustments of $1.7 million resulting in a fair value of $26.8 million at December 31, 2025. There were no material transfers into or out of Level III.
Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2025	2024
	(Amounts in thousands)
Benefit obligation	$582,093	$575,538
Accumulated benefit obligation	564,610	559,725
Fair value of plan assets	397,850	384,006
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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2025	2024	2023
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.25%	5.78%	5.57%
Weighted average assumptions used to determine net pension expense:
Discount rate	5.78%	5.57%	5.83%
The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.00% for 2024 and 7.00% for 2023. As of December 31, 2025, medical benefits have reached the Plan’s medical benefit cap and changes in assumed medical cost trend rates no longer affect the postretirement obligation.

Net postretirement benefit cost for postretirement medical plans was:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Interest cost	$462	$678	$761
Amortization of unrecognized prior service cost	122	122	122
Amortization of unrecognized net (gain) loss	(352)	69	53
Net postretirement benefit expense	$232	$869	$936
The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2025	2024
	(Amounts in thousands)
Postretirement Benefit Obligation	$7,896	$11,761
Funded status	$(7,896)	$(11,761)
The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2025	2024
	(Amounts in thousands)
Current liabilities	$(1,320)	$(1,985)
Noncurrent liabilities	(6,576)	(9,776)
Funded status	$(7,896)	$(11,761)
The following is a reconciliation of the postretirement Benefit Obligation:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance — January 1	$11,761	$12,417
Interest cost	462	678
Employee contributions	274	303
Medicare subsidiaries receivable	(136)	55
Actuarial gains	(3,180)	(239)
Net benefits and expenses paid	(1,285)	(1,453)
Balance — December 31	$7,896	$11,761
The following presents expected benefit payments for future periods (amounts in millions):

Expected Payments
2026	$1.4
2027	1.2
2028	1.1
2029	1.0
2030	0.9
2031-2035	2.9

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance - January 1	$4	$(325)
Amortization of net (gain) loss	(269)	52
Amortization of prior service cost	93	94
Net (loss) gain arising during the year	2,432	183
Balance - December 31	$2,260	$4

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2025	2024
	(Amounts in thousands)
Unrecognized net gain (loss)	$2,543	$(259)
Unrecognized prior service (cost) gain	(283)	263
Accumulated other comprehensive gain, net of tax	$2,260	$4
We made contributions to the postretirement medical plans to pay benefits of $1.1 million in both 2025 and 2024 and $1.6 million in 2023. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Defined Contribution Plans
We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including discretionary matching contributions. Defined contribution plan expense was $38.9 million in 2025, $29.8 million in 2024 and $23.6 million in 2023.

16.     EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$346,247	$282,759	$186,743
Earnings attributable to common and participating shareholders	$346,247	$282,759	$186,743
Weighted average shares:
Common stock	129,976	131,450	131,074
Participating securities	29	38	43
Denominator for basic earnings per common share	130,005	131,488	131,117
Effect of potentially dilutive securities	974	868	814
Denominator for diluted earnings per common share	130,979	132,356	131,931
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.66	$2.15	$1.42
Diluted	2.64	2.14	1.42
Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. Participating securities include unvested restricted shares.
For the years ended December 31, 2025, 2024 and 2023, unvested restricted shares of 8,315, 12,840 and 118,781, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
17.     LEGAL MATTERS AND CONTINGENCIES
Divestiture of Asbestos-Related Assets and Liabilities
On December 11, 2025, we completed the divestiture of all our legacy asbestos liabilities by selling BW/IP – New Mexico, Inc., a Delaware corporation and previously wholly owned subsidiary of Flowserve that held the liabilities and related insurance assets. The Asbestos Divestiture was made to Ajax HoldCo LLC (the “Buyer”), an affiliate of Acorn Investment Partners, a portfolio company of funds managed by Oaktree Capital Management L.P.
At closing, BWIP was capitalized with the related insurance assets and a total of approximately $219 million in cash, of which the Company contributed $199 million and Buyer contributed $20 million. In connection with the Asbestos Divestiture, the board of directors of each seller under the purchase agreement dated October 28, 2025 received a solvency opinion from an independent advisory firm that formed the basis (along with other inputs) for its determination that BWIP was solvent and adequately capitalized as of the date of, and after giving effect to the consummation of, the Asbestos Divestiture.
As a result of the Asbestos Divestiture, the divested asbestos liabilities and related insurance assets were removed from the Company’s consolidated balance sheet. Buyer has assumed management of BWIP, including the management of its claims and insurance policy reimbursements. Flowserve has no further financial exposure to the transferred liabilities and Flowserve is fully indemnified. We recognized a one-time loss on the divestiture of $140.1 million, which included $8.3 million of transaction-related costs.
The following table summarizes the impacts of the divestiture.

Assets divested:
Cash and cash equivalents	$199,000
Other assets	49,331
Deferred tax asset	21,349
Asbestos liabilities divested:	—
Accrued liabilities	(15,024)
Other long-term liabilities	(122,899)
Loss on divestiture, before transaction costs	131,757
Transaction costs	8,335
Loss on divestiture	140,092
Income tax benefit	(2,644)
Loss on divestiture, net of tax	$137,448
Asbestos-Related Claims
Prior to the Asbestos Divestiture, we were a defendant in a substantial number of lawsuits that sought to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. Typically, these lawsuits were brought against multiple defendants in state and federal courts. Asbestos-containing materials incorporated into any such products were encapsulated and used as internal components of process equipment, and we do not believe that significant emission of asbestos fibers occurred during the use of this equipment.
Prior to the Asbestos Divestiture, our practice was to vigorously contest and resolve the claims, and we had been successful in resolving a majority of claims with little or no payment, other than legal fees. Activity related to asbestos claims during the periods indicated was as follows, including those in 2025 through the date of the Asbestos Divestiture:

	2025	2024	2023
Beginning claims, January 1,(1)	8,127	8,236	8,139
New claims(3)	2,224	2,761	2,470
Resolved claims(3)	(3,244)	(3,027)	(2,545)
Other(2)(3)	(6)	157	172
Claims divested	(7,101)	—	—
Ending claims, December 31,(1)	—	8,127	8,236
____________________
(1) Beginning and ending claims data in each period excludes inactive claims, as the Company assumed that inactive cases would not be pursued further by the respective plaintiffs. A claim was classified as inactive either due to inactivity over a period of time or if designated as inactive by the applicable court.
(2) Represents the net change in claims as a result of the reclassification of active cases as inactive and inactive cases as active during the period indicated. Cases moved from active to inactive status were removed from the claims count without being accounted for as a "Resolved claim", and cases moved from inactive status to active status were added back to the claims count without being accounted for as a “New claim.”
(3)    2025 claims data represents activity for the period ended September 30, 2025, prior to the Asbestos Divestiture.

The following table presents the changes in the estimated asbestos liability:

(Amounts in thousands)	2025	2024	2023
Beginning balance, January 1,	110,332	102,903	98,652
Asbestos liability adjustments, net(1)	46,171	23,740	22,237
Cash payment activity(1)	(10,632)	(10,618)	(12,589)
Other, net(1)	(7,948)	(5,693)	(5,397)
Asbestos liabilities divested	(137,923)
Ending balance, December 31,	—	110,332	102,903
____________________
(1) 2025 activity represents activity for the period ended September 30, 2025, prior to the Asbestos Divestiture.
The Company incurred expenses (net of insurance) of approximately $22.7 million and $22.1 million during the periods ended December 31, 2024 and 2023, respectively, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses. In 2025, the Company incurred expenses (net of insurance) of approximately $36.3 million during the period ended September 30, 2025, to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses prior to the Asbestos Divestiture. These expenses are included within SG&A in the consolidated statements of income.
The Company had cash outflows (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(7.9) million and $(18.4) million during the periods ended December 31, 2024 and 2023, respectively. In 2025, the Company had cash outflows (net of insurance and/or indemnity) to defend, resolve or otherwise dispose of outstanding claims, including legal and other related expenses of approximately $(16.9) million during the period ended September 30, 2025, prior to the Asbestos Divestiture. The loss on divestiture of asbestos-related assets and liabilities in the consolidated statement of income for the period ended December 31, 2025 includes the incremental cash outflow required to dispose of the asbestos claims during the fourth quarter of 2025. The Company settled certain outstanding asbestos liabilities in the fourth quarter of 2025, prior to the Asbestos Divestiture.
Historically, a high percentage of resolved claims were covered by applicable insurance or indemnities from other companies, prior to the Asbestos Divestiture. Subsequent to the Asbestos Divestiture, Flowserve has no further exposure to the transferred liabilities, which are now fully managed and administered by Buyer, and for which Flowserve is fully indemnified.
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
18.    WARRANTY RESERVE
We have recorded reserves for product warranty claims that are included in current liabilities. The following is a summary of the activity in the warranty reserve:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Balance — January 1	$31,530	$26,698	$22,047
Accruals for warranty expense, net of adjustments	23,044	26,271	26,528
Settlements made and other	(17,724)	(21,439)	(21,877)
Balance — December 31	$36,850	$31,530	$26,698
19.     SHAREHOLDERS' EQUITY
Dividends – Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors and declared at its discretion.
Dividends declared per share were as follows:

	Year Ended December 31,
	2025	2024	2023
Dividends declared per share	$0.84	$0.84	$0.80
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
We repurchased 4,850,887 shares of our outstanding common stock for $254.9 million during the year ended December 31, 2025, compared to 423,785 repurchased shares for $20.1 million during the year ended December 31, 2024 and no repurchases for 2023. As of December 31, 2025, we had $197.9 million of remaining capacity under our current share repurchase program.
20. INCOME TAXES
Earnings before income taxes comprised:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
U.S.	$137,874	$109,794	$212,631
Foreign	387,524	276,361	11,119
Total	$525,398	$386,155	$223,750

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Current:
U.S. federal	$25,597	$36,330	$24,766
State and local	6,591	5,055	5,018
Foreign	75,681	56,991	51,431
Total current provision	107,869	98,376	81,215
Deferred:
U.S. federal	51,375	(12,648)	3,665
State and local	4,840	(1,180)	(3,374)
Foreign	(8,488)	381	(62,944)
Total deferred provision (benefit)	47,727	(13,447)	(62,653)
Total:
U.S. federal	76,972	23,682	28,431
State and local	11,431	3,875	1,644
Foreign	67,193	57,372	(11,513)
Total provision	$155,596	$84,929	$18,562

The following table presents the Income taxes paid (net of refunds):

Year Ended December 31,
2025
(Amounts in thousands)
U.S. federal	$11,500
State and local	7,621
Foreign
Austria	4,867
Germany	6,653
India	13,404
Saudi Arabia	7,163
Singapore	7,013
Spain	6,805
Other	27,303
Total	$92,329

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2025
	(Amounts in millions)
	Amount	Percent
Statutory federal income tax at 21%	$110.3	21.0%
State and local income taxes, net of federal income tax effect (1)	9.7	1.8
Nontaxable or nondeductible items
Nondeductible loss on asbestos divestiture	27.1	5.2
Other	0.5	0.1
Effect of cross-border tax laws
Global intangible low-taxed income	23.1	4.4
Foreign branch income	7.8	1.5
Other	0.8	0.2
Tax credits
Foreign tax credits	(41.6)	(7.9)
Other	(3.5)	(0.7)
Changes in valuation allowances	9.5	1.8
Effect of changes in tax laws or rates enacted in the current period	13.6	2.6
Changes in unrecognized tax benefits	3.9	0.7
Foreign tax effects
Argentina
Tax inflation adjustment	6.8	1.3
Changes in valuation allowances	(11.2)	(2.1)
Other	4.2	0.8
Italy
Changes in valuation allowances	(6.0)	(1.1)
Other	6.5	1.2
Singapore
Statutory income tax rate differential	(6.0)	(1.1)
Foreign tax credits	(6.6)	(1.3)
Other	(1.9)	(0.4)
Other foreign jurisdictions	6.5	1.2
Other, net	2.1	0.4
Effective tax rate	$155.6	29.6%
___________________________________
(1)State taxes in Louisiana, Minnesota, Illinois, Texas, Tennessee, Pennsylvania, California, and New Jersey make up the majority (greater than 50%) of the tax effect of state and local income taxes, net of federal income tax effect.

	Year Ended December 31,
	2024	2023
	(Amounts in millions)
Statutory federal income tax at 21%	$81.1	$47.0
Foreign impact, net	63.5	10.4
Change in valuation allowances	(58.3)	(34.5)
Research and development credit	(4.7)	(2.9)
U.S. federal tax return to accrual adjustments, not separately disclosed in other categories	(0.9)	(4.8)
Other, net	4.2	3.4
Total	84.9	18.6
Effective tax rate	22.0%	8.3%
For the year ended December 31, 2024, the change in net foreign impact was driven mainly by the expiration of the 2019 Hungarian net operating loss that was fully offset in the change in valuation allowance by $54.2 million.
For the year ended December 31, 2023, the change in valuation allowances is driven mainly by the release of the valuation allowance against our deferred tax assets by $18.9 million in Brazil and $14.6 million in France. The Company determined that the net deferred tax assets in Brazil and France are realizable based on recent history of profitability and future income projections.
For the years ended December 31, 2025, 2024 and 2023 we have asserted indefinite reinvestment on certain earnings of our foreign subsidiaries. As of December 31, 2025, we have not recorded deferred tax liabilities associated with remaining unremitted earnings considered indefinitely reinvested, specifically related to foreign withholding taxes that would be due upon repatriation of the designated earnings to the U.S. Additionally, the calculation of the potential US tax consequences associated with the distribution of earnings currently deemed permanently reinvested is impracticable. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2025	2024
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$28,737	$34,778
Net operating loss carryforwards	56,066	105,174
Compensation accruals	39,673	37,785
Inventories	39,668	29,764
Credit and capital loss carryforwards	194,429	166,999
Warranty and accrued liabilities	41,135	53,466
Capitalized research and experimental expenditures	23,676	67,206
Other	79,559	81,600
Total deferred tax assets	502,943	576,772
Valuation allowances	(238,719)	(250,841)
Net deferred tax assets	$264,224	$325,931
Deferred tax liabilities related to:
Goodwill and intangibles	$(81,115)	$(81,241)
Other	(35,317)	(24,727)
Total deferred tax liabilities	(116,432)	(105,968)
Deferred tax asset (liabilities), net	$147,792	$219,963
We had $280.1 million of U.S. and foreign net operating loss carryforwards at December 31, 2025. Of this total, $4.9 million are state net operating losses. State net operating losses generated in the U.S., if unused, will expire in 2027. $219.5 million of our foreign net operating losses carry forward without expiration. The remaining foreign net operating losses of $55.7 million that do not carry forward without expiration, if unused, will expire between 2026-2045. Additionally, we had $77.1 million of U.S. foreign tax credit carryforwards at December 31, 2025, that have a full valuation allowance (see discussion below), if unused, will expire between 2028-2035.

The following schedule presents the changes in deferred tax asset valuation allowance as follows:

(Amounts in thousands)	Balance at beginning of year	Additions charged to cost and expenses	Additions charged to other accounts - currency effects and other, net	Deductions from reserve	Balance at end of year
Year Ended December 31, 2025
Deferred tax asset valuation allowance(1):	$250,841	$26,964	$25,879	$(64,965)	$238,719
Year Ended December 31, 2024
Deferred tax asset valuation allowance(1):	347,672	6,964	(37,286)	(66,509)	250,841
Year Ended December 31, 2023
Deferred tax asset valuation allowance(1):	356,557	19,684	25,367	(53,936)	347,672

(1)Deductions from reserve result from the release of valuation allowances on deferred tax assets, expiration or utilization of net operating losses and foreign tax credits previously reserved. Additions to reserve result from the establishment of valuation allowances on deferred tax assets, generation of net operating losses and foreign tax credits.
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign jurisdictions as of December 31, 2025. As of each reporting date, management considers new evidence, both positive and negative that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
Our valuation allowances primarily relate to the deferred tax assets for U.S. foreign tax credit carryforwards on foreign branch and general category income of $77.1 million, a foreign capital loss carryforward of $108.1 million, and other foreign deferred tax assets of $53.5 million. The foreign capital loss carryforward was the result of a reorganization of certain foreign subsidiaries in 2019. Due to its capital nature, it is more likely than not that the loss will not be utilized within its ten year carryforward period and, therefore, has a full valuation allowance.
A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2025	2024	2023
Balance — January 1	$46.1	$46.2	$50.2
Gross amount of increase (decrease) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	0.4	0.1	(9.1)
During the current period	6.6	7.2	7.4
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(4.3)	—	(2.8)
Lapse of the applicable statute of limitations	(2.4)	(1.9)	(1.4)
Increase (decrease) in unrecognized tax benefits relating to foreign currency translation adjustments	4.8	(5.5)	1.9
Balance — December 31	$51.2	$46.1	$46.2

The amount of gross unrecognized tax benefits at December 31, 2025, was $81.8 million, which includes $30.5 million of accrued interest and penalties. Of this amount $65.1 million, if recognized, would favorably impact our effective tax rate.
With limited exception, we are no longer subject to U.S. federal income tax audits for years through 2022, state and local income tax audits for years through 2019 or foreign income tax audits for years through 2018. We are currently under examination for various years in Canada, Chile, China, Germany, India, Indonesia, Italy, Kenya, Malaysia, Mexico, Philippines, Qatar, Singapore, Taiwan, the United States, and Venezuela.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of December 31, 2025, the company is not expecting material impacts under currently enacted legislation.
21.     BUSINESS SEGMENT INFORMATION
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
We conduct our operations through two business segments based on type of product and how we manage the business:
•FPD for highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, auxiliary systems and replacement parts and related services; and
•FCD for engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment.
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
The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2025, 2024 and 2023 reconciled to the amounts reported in the consolidated financial statements.

	Year Ended December 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	3,230,236	1,499,024	4,729,260	—	4,729,260
Intersegment sales	5,113	5,464	10,577	(10,577)	—
Cost of Sales	(2,096,636)	(1,058,828)	(3,155,464)
Selling, general and administrative expense	(558,507)	(265,973)	(824,480)
Other Segment items (1)	20,679	—	20,679
Segment operating income	600,884	179,687	780,571
Depreciation and amortization	42,299	34,685	76,984	18,470	95,454
Identifiable assets	3,375,397	1,747,934	5,123,331	584,869	5,708,200
Capital expenditures	35,722	19,654	55,376	15,551	70,927

	Year Ended December 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	3,154,151	1,403,655	4,557,806	—	4,557,806
Intersegment sales	4,416	5,641	10,057	(10,057)	—
Cost of Sales	(2,141,520)	(985,323)	(3,126,843)
Selling, general and administrative expense	(556,225)	(252,675)	(808,900)
Other Segment items (2)	19,394	(13,033)	6,361
Segment operating income	480,216	158,265	638,481
Depreciation and amortization	45,726	21,503	67,229	18,369	85,598
Identifiable assets	3,042,859	1,739,425	4,782,284	718,537	5,500,821
Capital expenditures	51,315	20,095	71,410	9,609	81,019

	Year Ended December 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	3,060,993	1,259,584	4,320,577	—	4,320,577
Intersegment sales	3,487	6,448	9,935	(9,935)	—
Cost of Sales	(2,157,705)	(893,224)	(3,050,929)
Selling, general and administrative expense	(575,792)	(224,774)	(800,566)
Other Segment items (1)	17,884	—	17,884
Segment operating income	348,867	148,034	496,901
Depreciation and amortization	47,628	17,249	64,877	18,870	83,747
Identifiable assets	3,191,726	1,333,973	4,525,699	583,020	5,108,719
Capital expenditures	41,613	15,953	57,566	9,793	67,359
_______________________________________
(1) Other segment items comprises Net Earnings from Affiliates.
(2) Other segment items comprises Net Earnings from Affiliates as well as the Loss on sale of business of $13 million recorded in the FCD segment in 2024 related to the disposal of the NAF AB control valves business.
The following are reconciliations from total segment operating income to earnings before income tax reported in the consolidated income statement.

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Total segment operating income	780,571	638,481	496,901
Intersegment sales	(10,577)	(10,057)	(9,935)
Eliminations and all other cost of sales	7,641	3,282	7,180
Eliminations and all other SG&A	(237,619)	(169,137)	(160,603)
Loss on divestiture of asbestos-related assets and liabilities (a)	(140,092)	—	—
Interest expense	(77,740)	(69,301)	(66,924)
Interest income	7,551	5,371	6,991
Net earnings (loss) from affiliates	—	(290)	10
Other income (expense), net	195,663	(12,194)	(49,870)
Earnings before income taxes	525,398	386,155	223,750
_______________________________________
(a) Loss on divestiture of asbestos-related assets and liabilities is described within Note 17, "Legal Matters and Contingencies," to our consolidated financial statements included in this Annual Report.
Geographic Information — We attribute sales to different geographic areas based on our facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred taxes, goodwill and intangible assets. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2025
	Sales	Percentage	Long-Lived assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,965,150	41.6%	$383,022	41.7%
EMA(1)	1,616,809	34.1%	315,073	34.3%
Asia(2)	722,856	15.3%	156,904	17.1%
Other(3)	424,445	9.0%	63,603	6.9%
Consolidated total	$4,729,260	100.0%	$918,602	100.0%

	Year Ended December 31, 2024
	Sales	Percentage	Long-Lived assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,823,595	40.0%	$421,797	46.9%
EMA(1)	1,583,302	34.7%	278,197	30.9%
Asia(2)	676,989	14.9%	151,727	16.9%
Other(3)	473,920	10.4%	47,962	5.3%
Consolidated total	$4,557,806	100.0%	$899,683	100.0%

	Year Ended December 31, 2023
	Sales	Percentage	Long-Lived assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,821,751	42.2%	$394,395	44.7%
EMA(1)	1,503,776	34.8%	289,061	32.8%
Asia(2)	584,759	13.5%	140,596	15.9%
Other(3)	410,291	9.5%	58,059	6.6%
Consolidated total	$4,320,577	100.0%	$882,111	100.0%

___________________________________
(1)"EMA" includes Europe, the Middle East and Africa. The United Kingdom accounted for approximately 11% for 2025, 10% for 2024 and 11% for 2023, of consolidated long-lived assets. No other individual country within this group represents 10% or more of consolidated totals for any period presented.
(2)"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.
(3)"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the United States, represented approximately 58%, 64% and 62% of total sales in 2025, 2024 and 2023, respectively.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

22.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of related tax effects:

	2025
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(632,097)	$(115,898)	$(747)	$(748,742)
Other comprehensive income (loss) before reclassifications (3)	146,636	10,722	—	157,358
Amounts reclassified from AOCL	—	8,503	97	8,600
Net current-period other comprehensive income (loss) (3)	146,636	19,225	97	165,958
Balance - December 31	$(485,461)	$(96,673)	$(650)	$(582,784)

	2024
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(523,873)	$(121,882)	$(813)	$(646,568)
Other comprehensive income (loss) before reclassifications (3)	(111,790)	5,728	—	(106,062)
Amounts reclassified from AOCL	3,566	256	66	3,888
Net current-period other comprehensive income (loss) (3)	(108,224)	5,984	66	(102,174)
Balance - December 31	$(632,097)	$(115,898)	$(747)	$(748,742)

	2023
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(554,683)	$(86,356)	$(933)	$(641,972)
Other comprehensive income (loss) before reclassifications (3)	30,810	(37,218)	—	(6,408)
Amounts reclassified from AOCL	—	1,692	120	1,812
Net current-period other comprehensive income (loss) (3)	30,810	(35,526)	120	(4,596)
Balance - December 31	$(523,873)	$(121,882)	$(813)	$(646,568)
_______________________________________
(1)Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.4) million, $(7.3) million, $(7.0) million and $5.8 million for December 31, 2025, 2024, 2023 and 2022, respectively.
(2)Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3)Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Year Ended December 31,
(Amounts in thousands)	Affected line item in the statement of income	2025(1)	2024(1)	2023(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	(1,980)	(68)	(1,310)
Prior service costs(2)	Other income (expense), net	(1,257)	(316)	(608)
Settlements and other(2)	Other income (expense), net	(12,231)	—	8
	Tax benefit (expense)	6,965	128	218
	Net of tax	$(8,503)	$(256)	$(1,692)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(127)	$(123)	$(120)
	Tax benefit (expense)	30	57	—
	Net of tax	$(97)	$(66)	$(120)
______________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassification amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 15, "Pension and Postretirement Benefits," for additional details.
23. REALIGNMENT PROGRAMS

In the first quarter of 2023, we identified and initiated certain realignment activities concurrent with the consolidation of our FPD aftermarket and pump operations into a single operating model. This consolidated operating model was designed to better align our go-to-market strategy with our product offerings, enable end-to-end lifecycle responsibility and accountability, and facilitate more efficient operations. During 2023, we also initiated certain product and portfolio optimization activities. Additionally, we committed to an estimated $50 million in cost reduction efforts to begin in 2023. Collectively, the above realignment activities are referred to as the "2023 Realignment Programs." The activities of the 2023 Realignment Programs were identified and implemented in phases throughout 2023 and 2024 and are substantially completed.
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. We deployed the Flowserve Business System to guide the enterprise on incorporating best in class operational practices within five categories: people excellence; operational excellence; portfolio excellence; commercial excellence; and innovation excellence. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio. During 2025, we also initiated certain other portfolio and footprint optimization activities. These optimization activities together with the CORE program, are referred to as the "2025 Realignment Programs," and collectively with the 2023 Realignment Programs are referred to as the "Realignment Programs." We currently anticipate a total investment in the 2025 Realignment Programs that have been evaluated and initiated of approximately $93 million of which $17 million is estimated to be non-cash. Of this anticipated total investment, approximately $50 million relates to FPD, $40 million relates to FCD and $3 million relates to corporate activities. We expect the allocation between COS and SG&A to be consistent with the historical allocation of costs incurred. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our realignment activities:

	December 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$27,780	$15,632	$43,412	$—	$43,412
SG&A	2,519	(2,802)	(283)	—	(283)
	$30,299	$12,830	$43,129	$—	$43,129
Non-Restructuring Charges
COS	$2,834	$8,489	$11,323	$(75)	$11,248
SG&A	1,413	258	1,671	2,207	3,878
	$4,247	$8,747	$12,994	$2,132	$15,126
Total Realignment Charges
COS	$30,614	$24,121	$54,735	$(75)	$54,660
SG&A (1)	3,932	(2,544)	1,388	2,207	3,595
Total	$34,546	$21,577	$56,123	$2,132	$58,255
__________________________________

(1) Includes the immaterial reversal of previously recognized realignment charges associated with our 2023 Realignment Programs and an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs, which were recognized in the first and second quarters of 2025, respectively. Our 2023 Realignment Programs are substantially completed. Also includes within FPD a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs.

	December 31, 2024
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$24,113	$(1,364)	$22,749	$—	$22,749
SG&A	1,306	2,599	3,905	(28)	3,877
Loss on sale of business (2)	—	12,981	12,981	—	12,981
	$25,419	$14,216	$39,635	$(28)	$39,607
Non-Restructuring Charges
COS	$6,614	$2,440	$9,054	$(228)	$8,826
SG&A	(228)	497	269	794	1,063
	$6,386	$2,937	$9,323	$566	$9,889
Total Realignment Charges
COS	$30,727	$1,076	$31,803	$(228)	$31,575
SG&A	1,078	3,096	4,174	766	4,940
Loss on sale of business (2)	—	12,981	12,981	—	12,981
Total	$31,805	$17,153	$48,958	$538	$49,496
__________________________________
(2) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.

	December 31, 2023
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$2,962	$6,405	$9,367	$66	$9,433
SG&A	50	9,777	9,827	—	9,827
	$3,012	$16,182	$19,194	$66	$19,260
Non-Restructuring Charges
COS	$7,835	$4,171	$12,006	$(427)	$11,579
SG&A	14,483	1,616	16,099	19,099	35,198
	$22,318	$5,787	$28,105	$18,672	$46,777
Total Realignment Charges
COS	$10,797	$10,576	$21,373	$(361)	$21,012
SG&A	14,533	11,393	25,926	19,099	45,025
Total	$25,330	$21,969	$47,299	$18,738	$66,037

The following is a summary of total inception to date charges, net of adjustments, related to the 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$27,780	$15,632	$43,412	$—	$43,412
SG&A	2,519	(2,802)	(283)	—	(283)
	$30,299	$12,830	$43,129	$—	$43,129
Non-Restructuring Charges
COS	$5,776	$8,489	$14,265	$(75)	$14,190
SG&A	1,413	258	1,671	2,207	3,878
	$7,189	$8,747	$15,936	$2,132	$18,068
Total Realignment Charges
COS	$33,556	$24,121	$57,677	$(75)	$57,602
SG&A (1)	3,932	(2,544)	1,388	2,207	3,595
Total	$37,488	$21,577	$59,065	$2,132	$61,197
__________________________________

(1) Includes the immaterial reversal of previously recognized realignment charges associated with our 2023 Realignment Programs and an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs, which were recognized in the first and second quarters of 2025, respectively. Our 2023 Realignment Programs are substantially completed. Also includes within FPD a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs.
The following is a summary of total inception to date charges, net of adjustments, related to the 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$27,076	$5,041	$32,117	$66	$32,183
SG&A	1,355	12,376	13,731	(28)	13,703
Loss on sale of business (2)	—	12,981	12,981	—	12,981
	$28,431	$30,398	$58,829	$38	$58,867
Non-Restructuring Charges
COS	$11,506	$6,612	$18,118	$(655)	$17,463
SG&A	14,256	2,112	16,368	19,893	$36,261
	$25,762	$8,724	$34,486	$19,238	$53,724
Total Realignment Charges
COS	$38,582	$11,653	$50,235	$(589)	$49,646
SG&A	15,611	14,488	30,099	19,865	$49,964
Loss on sale of business (2)	—	12,981	12,981	—	$12,981
Total	$54,193	$39,122	$93,315	$19,276	$112,591
__________________________________
(2) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.
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

The following is a summary of restructuring charges, net of adjustments, for our restructuring activities:

	December 31, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$31,440	$—	$2,523	$9,449	$43,412
SG&A (1)	2,567	(3,505)	56	599	(283)
Total	$34,007	$(3,505)	$2,579	$10,048	$43,129

	December 31, 2024
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,078	$—	$12,861	$2,809	$22,748
SG&A	158	—	3,750	(30)	3,878
Loss on sale of business (2)	—	—	—	12,981	12,981
Total	$7,236	$—	$16,611	$15,760	$39,607

	December 31, 2023
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,085	$301	$794	$1,253	$9,433
SG&A	950	—	8,871	6	9,827
Total	$8,035	$301	$9,665	$1,259	$19,260
__________________________________
(1) 2025 Contract Termination charges within SG&A include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed..
(2) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Basis of Presentation and Accounting Policies," to our consolidated financial statements included in this Annual Report
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$31,440	$—	$2,523	$9,449	$43,412
SG&A (1)	2,567	(3,505)	56	599	(283)
Total	$34,007	$(3,505)	$2,579	$10,048	$43,129

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2023 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs	Other	Total
COS	$14,164	$301	$13,655	$4,063	$32,183
SG&A	1,106	—	12,621	(24)	13,703
Loss on sale of business (2)	—	—	—	12,981	12,981
Total	$15,270	$301	$26,276	$17,020	$58,867
_________________________________
(1) 2025 Contract Termination charges within SG&A include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(2) Loss on sale of business related to NAF AB control valves business as described within Note 1, "Significant Accounting Policies and Accounting Developments," to our consolidated financial statements included in this Annual Report.
The following represents the activity, primarily severance, related to the restructuring reserve for the Realignment Programs for the years ended December 31, 2025 and 2024:

(Amounts in thousands)	2025	2024
Balance at January 1,	$8,300	$8,184
Charges, net of adjustments	37,377	10,129
Cash expenditures	(13,457)	(8,050)
Other non-cash adjustments, including currency	(463)	(1,963)
Balance at December 31,	$31,757	$8,300

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
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2025, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, as required by Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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
In accordance with SEC staff interpretative guidance for newly acquired businesses, companies are allowed to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Consistent with this guidance, Greenray has been excluded from management’s assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company on December 16, 2025. Greenray’s total assets and sales represented less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year December 31, 2025.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2025, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Other
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
ITEM 9B.OTHER INFORMATION
    Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5 -1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2025, no such plans or other arrangements were adopted, terminated or modified.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in this Item 10 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Proposal One: Election of Directors,” “Executive Officers,” “Shareholder Proposals and Nominations,” "Insider Trading Policy," “Delinquent Section 16(a) Reports,” to the extent applicable, and “Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2026 annual meeting of shareholders.
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

ITEM 11.EXECUTIVE COMPENSATION
The information required in this Item 11 is incorporated by reference to all information under the captions “Executive Compensation,” “Proposal Two: Advisory Vote to Approve Executive Compensation,” “Delinquent Section 16(a) Reports,” to the extent applicable, “Security Ownership of Directors and Certain Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2026 annual meeting of shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this Item 12 is incorporated by reference to all information under the captions “Security Ownership of Directors and Certain Executive Officers,” “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information” and “Executive Compensation” in our definitive Proxy Statement relating to our 2026 annual meeting of shareholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in this Item 13 is incorporated by reference to all information under the captions “Role of the Board; Corporate Governance Matters,” “Board Committees” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2026 annual meeting of shareholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in this Item 14 is incorporated by reference to all information under the caption “Other Audit Information” in our definitive Proxy Statement relating to our 2026 annual meeting of shareholders.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2025 and 2024:
For each of the three years in the period ended December 31, 2025:
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

4.6
Fifth Supplemental Indenture, dated September 23, 2021, by and between Flowserve Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-13179) dated September 24, 2021).

Exhibit No.	Description
4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2019).
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
10.6
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2002).*

10.7
Amendment to the Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2004).*

10.8
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2007).*

10.9
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.10
First Amendment to the Flowserve Corporation Senior Management Retirement Plan dated December 16, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2024).*

10.11
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2018).*

10.12
Amendment No. 1 to the Flowserve Corporation Supplemental Executive Retirement Plan dated August 29, 2023 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.13
Amendment No. 2 to the Flowserve Corporation Supplemental Executive Retirement Plan dated December 15, 2023 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.14
Amendment No. 3 to the Flowserve Corporation Supplemental Executive Retirement Plan dated December 16, 2024 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2024).*

10.15+	Amendment No. 4 to the Flowserve Corporation Supplemental Executive Retirement Plan dated January 15, 2026.*
10.16
Flowserve Corporation Supplemental Retirement Savings Plan effective as of January 1, 2024 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).*

10.17
First Amendment to the Flowserve Corporation Supplemental Retirement Savings Plan dated December 16, 2024 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2024).*

Exhibit No.	Description
10.18	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 3, 2009).*
10.19	Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-13179) dated April 11, 2019).*
10.20
Amendment to Flowserve Corporation 2020 Long-Term Incentive Plan, dated December 8, 2022 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.21
Form of Indemnification Agreement for all Directors and Officers (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2015).

10.22
Offer Letter, dated as of February 6, 2017, by and between Flowserve Corporation and R. Scott Rowe (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of February 8, 2017).*

10.23
Flowserve Corporation Change In Control Severance Plan, amended and restated effective November 2, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended September 30, 2018).*

10.24
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

10.26
Form of 2023 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (Annual Award) (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.27	Form of 2022 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*
10.28
Form of 2023 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2022).*

10.29	Form of 2022 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2022).*
10.30	Amendment to Performance Restricted Stock Unit Agreements under the Flowserve Corporation 2020 Long-Term Incentive Plan by and between Flowserve Corporation and R. Scott Rowe dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended June 30, 2022).*
10.31	Flowserve Corporation’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on May 16, 2024).*
10.32
Form of 2024 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2024).*

10.33
Form of 2024 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-13179) for the quarter ended March 31, 2024).*

10.34
Form of 2025 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 01-13179) for the quarter ended March 31, 2025).*

10.35
Form of 2025 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 01-13179) for the quarter ended March 31, 2025).*

Exhibit No.	Description
14.1	Flowserve Corporation Employee Code of Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) dated as of August 15, 2019).
19.1	Flowserve Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2024).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Flowserve Corporation Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-13179) for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
_______________________________________

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION
By:	/s/ R. Scott Rowe
R. Scott Rowe President and Chief Executive Officer
Date: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John L. Garrison	Non-Executive Chairman of the Board	February 17, 2026
John L. Garrison

/s/ R. Scott Rowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026
R. Scott Rowe

/s/ Amy B. Schwetz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Amy B. Schwetz

/s/ Scott K. Vopni	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
Scott K. Vopni

/s/ Sujeet Chand	Director	February 17, 2026
Sujeet Chand

/s/ Ruby R. Chandy	Director	February 17, 2026
Ruby R. Chandy

/s/ Gayla J. Delly	Director	February 17, 2026
Gayla J. Delly

/s/ Cheryl H. Johnson	Director	February 17, 2026
Cheryl H. Johnson

/s/ Michael C. McMurray	Director	February 17, 2026
Michael C. McMurray

/s/ Thomas B. Okray	Director	February 17, 2026
Thomas B. Okray

/s/ Kenneth I. Siegel	Director	February 17, 2026
Kenneth I. Siegel

/s/ Ross B. Shuster	Director	February 17, 2026
Ross B. Shuster