Form 10-Q
period 2026-03-31
FLOWSERVE CORP
filed 2026-04-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2026 there were 127,807,021 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands, except per share data)
Sales	$1,068,269	$1,144,543
Cost of sales	(688,428)	(775,209)
Gross profit	379,841	369,334
Selling, general and administrative expense	(263,400)	(243,177)
Net earnings from affiliates	2,991	5,732
Operating income	119,432	131,889
Interest expense	(20,431)	(19,175)
Interest income	1,500	1,745
Other income (expense), net	6,999	(17,259)
Earnings before income taxes	107,500	97,200
Provision for income taxes	(21,131)	(17,743)
Net earnings, including noncontrolling interests	86,369	79,457
Less: Net earnings attributable to noncontrolling interests	(4,688)	(5,552)
Net earnings attributable to Flowserve Corporation	$81,681	$73,905
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.64	$0.56
Diluted	0.64	0.56

Weighted average shares - basic	127,493	131,566
Weighted average shares - diluted	128,620	132,670
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$86,369	$79,457
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $915 and ($1,907), respectively	(25,857)	47,571
Pension and other postretirement effects, net of taxes of ($407) and ($387), respectively	2,682	334
Cash flow hedging activity, net of taxes of ($8) and ($7), respectively	24	24
Other comprehensive income (loss):	(23,151)	47,929
Comprehensive income including noncontrolling interests	63,218	127,386
Comprehensive (income) loss attributable to noncontrolling interests	(4,491)	(5,585)
Comprehensive income attributable to Flowserve Corporation	$58,727	$121,801

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$792,354	$760,183
Accounts receivable, net of allowance for expected credit losses of $84,394 and $83,094, respectively	958,985	1,029,095
Contract assets, net of allowance for expected credit losses of $6,331 and $6,028, respectively	357,487	322,472
Inventories	809,583	789,898
Prepaid expenses and other	136,204	141,237
Total current assets	3,054,613	3,042,885
Property, plant, and equipment, net of accumulated depreciation of $1,219,307 and $1,224,912, respectively	559,223	566,751
Operating lease right-of-use asset, net	165,222	166,031
Goodwill	1,381,437	1,391,988
Deferred taxes	156,422	156,250
Other intangible assets, net	194,442	198,475
Other assets, net of allowance for expected credit losses of $66,091 and $66,047, respectively	221,801	185,820
Total assets	$5,733,160	$5,708,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$520,392	$554,243
Accrued liabilities	499,611	587,475
Contract liabilities	269,165	274,669
Debt due within one year	52,972	49,868
Operating lease liabilities	35,466	35,630
Total current liabilities	1,377,606	1,501,885
Long-term debt due after one year	1,662,000	1,525,210
Operating lease liabilities	139,887	149,565
Retirement obligations and other liabilities	273,415	277,216
Contingencies (See Note 12)
Shareholders’ equity:
Preferred shares, $1.00 par value	—	—
Shares authorized — 1,000, no shares issued
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	486,518	508,890
Retained earnings	4,315,243	4,261,977
Treasury shares, at cost — 49,215 and 49,763 shares, respectively	(2,218,764)	(2,231,685)
Deferred compensation obligation	6,676	6,629
Accumulated other comprehensive loss	(598,359)	(575,405)
Total Flowserve Corporation shareholders' equity	2,212,305	2,191,397
Noncontrolling interests	67,947	62,927
Total equity	2,280,252	2,254,324
Total liabilities and equity	$5,733,160	$5,708,200
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - January 1, 2026	176,793	$220,991	$508,890	$4,261,977	(49,763)	$(2,231,685)	$6,629	$(575,405)	$62,927	$2,254,324
Stock activity under stock plans	—	—	(33,088)	—	548	12,921	47	—	—	(20,120)
Stock-based compensation	—	—	10,716	—	—	—	—	—	—	10,716
Net earnings	—	—	—	81,681	—	—	—	—	4,688	86,369
Cash dividends declared ($0.22 per share)	—	—	—	(28,415)	—	—	—	—	—	(28,415)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(22,954)	(197)	(23,151)
Other, net	—	—	—	—	—	—	—	—	529	529
Balance - March 31, 2026	176,793	$220,991	$486,518	$4,315,243	(49,215)	$(2,218,764)	$6,676	$(598,359)	$67,947	$2,280,252

Balance - January 1, 2025	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
Stock activity under stock plans	—	—	(28,172)	—	499	18,912	(58)	—	—	(9,318)
Stock-based compensation	—	—	8,656	—	—	—	—	—	—	8,656
Net earnings	—	—	—	73,905	—	—	—	—	5,552	79,457
Cash dividends declared ($0.21 per share)	—	—	—	(27,945)	—	—	—	—	—	(27,945)
Repurchases of common shares	—	—	—	—	(427)	(21,088)	—	—	—	(21,088)
Other comprehensive income income, net of tax	—	—	—	—	—	—	—	47,896	33	47,929
Other, net	—	—	—	—	—	—	—	—	(138)	(138)
Balance - March 31, 2025	176,793	$220,991	$482,529	$4,071,710	(45,616)	$(2,010,045)	$8,114	$(693,528)	$49,494	$2,129,265
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended March 31,
	2026	2025
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$86,369	$79,457
Adjustments to reconcile net earnings to net cash (used) provided by operating activities
Depreciation	20,329	18,831
Amortization of intangible and other assets	3,731	5,571
Stock-based compensation	10,716	8,656
Foreign currency, asset write downs and other non-cash adjustments	(14,525)	(7,350)
Change in assets and liabilities:
Accounts receivable, net	63,517	(50,679)
Inventories	(24,604)	8,804
Contract assets, net	(38,454)	(9,447)
Prepaid expenses and other assets, net	(8,940)	6,669
Accounts payable	(32,385)	(16,861)
Contract liabilities	(3,722)	(3,648)
Accrued liabilities	(110,074)	(89,467)
Retirement obligations and other liabilities	5,027	(5,448)
Net deferred taxes	(65)	4,978
Net cash flows (used) by operating activities	(43,080)	(49,934)
Cash flows — Investing activities:
Capital expenditures	(16,899)	(11,738)
Proceeds from disposal of assets	9,719	462
Net cash flows (used) by investing activities	(7,180)	(11,276)
Cash flows — Financing activities:
Payments on term loan	(9,375)	(9,375)
Proceeds under revolving credit facility	150,000	—
Proceeds under other financing arrangements	391	150
Payments under other financing arrangements	(2,610)	(101)
Repurchases of common shares	—	(21,088)
Payments related to tax withholding for stock-based compensation	(22,635)	(11,063)
Payments of dividends	(26,722)	(27,617)
Contingent consideration payment related to acquired business	—	(15,000)
Other	(529)	(138)
Net cash flows (used) provided by financing activities	88,520	(84,232)
Effect of exchange rate changes on cash and cash equivalents	(6,089)	10,805
Net change in cash and cash equivalents	32,171	(134,637)
Cash and cash equivalents at beginning of period	760,183	675,441
Cash and cash equivalents at end of period	$792,354	$540,804
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of shareholders' equity for the three months ended March 31, 2026 and 2025 and condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report").
Middle East Conflict – The current armed conflict with Iran and resulting geopolitical instability in the Middle East has contributed to a slowdown in overall economic activity across the Middle East, reducing demand and constraining the Company’s ability to operate at normal levels in affected areas. This has caused a decrease in both our bookings and revenue in the region during the first quarter. These conditions have the potential to further impact business performance both regionally and globally if they persist or intensify.
In addition, the armed conflict with Iran has disrupted certain regional logistics and supply markets, resulting in longer lead times and increased freight and materials costs on certain trade lanes affecting the Company. The closure of the Strait of Hormuz has required rerouting of substantially all inbound freight and most outbound freight in the affected region, contributing to ocean transit delays and increased freight costs. There have also been supply chain impacts as a result of the conflict with Iran in other countries we rely on such as India and China. The Company continues to monitor these conditions and implement mitigation actions and, while impacts have not materially disrupted overall operations to date, prolonged or worsening conditions could adversely affect bookings, revenue, costs, lead times, margins and delivery performance.
Divestiture of Asbestos-Related Assets and Liabilities - On December 11, 2025, Flowserve completed the divestiture of all our legacy asbestos liabilities by selling BW/IP - New Mexico, Inc. ("BWIP"), a Delaware corporation and previously wholly owned subsidiary of the Company that held the liabilities and related insurance assets (the "Asbestos Divestiture"), to a third-party buyer. As a result of the Asbestos Divestiture, the divested asbestos liabilities and related insurance assets were removed from the Company's consolidated balance sheet. The buyer has assumed management of BWIP, including the management of its claims and insurance policy reimbursements, and Flowserve is fully indemnified. For additional discussion of the Asbestos Divestiture refer to Note 12, "Legal Matters and Contingencies." We incurred $8.3 million in transaction costs related to the Asbestos Divestiture for the twelve-month period ended December 31, 2025, which are included within selling, general and administrative expense ("SG&A") in our consolidated statement of income.
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
The Mutual Termination Agreement also provided for the mutual release by each of Flowserve and Chart of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. Pursuant to the Mutual Termination Agreement, Flowserve and Chart have also entered into a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term. We incurred $41.2 million in transaction costs related to the Chart Merger for the twelve-month period ended December 31, 2025, which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statements of income. None of the transaction costs incurred were incurred during the three-month period ended March 31, 2025.
Tariffs imposed under the International Emergency Economic Powers Act - On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States that the tariffs imposed under IEEPA were invalid. As a result of this ruling, the CIT issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal to process tariff refund requests and the Company was able to submit its tariff refund requests through this portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request for refund of $35.4 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026.
Based on the U.S. Supreme Court's ruling, related CIT proceedings, and the Company's submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company has concluded as of March 31, 2026 that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, we recognized a receivable of $35.4 million for the IEEPA tariffs incurred in Other assets within the condensed consolidated balance sheet and a corresponding reversal of Cost of sales and Inventory for $30.4 million and $5.0 million within our condensed consolidated statement of income for the three-month period ended March 31, 2026 and the condensed consolidated balance sheet for the period ended March 31, 2026, respectively.
Notwithstanding the Company’s conclusion that recovery is probable, the timing and amount of cash receipt remain uncertain and depend on the completion of applicable CBP refund claim procedures, including validation and processing of claims, as well as any further legal, procedural or governmental developments. We will continue to monitor guidance issued by and actions taken by the CBP and CIT regarding the refund process. As a result, the recovery of IEEPA tariffs represents a known uncertainty that could materially affect the Company’s future results of operations and cash flows. If the amount ultimately recovered is less than the amount recorded, or if recovery is materially delayed, the Company may be required to record an unfavorable adjustment in a future period.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740)." The amendments require that entities on an annual basis disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and disclose specific information about income taxes paid. The amendments eliminate previously required disclosures around changes in unrecognized tax benefits and cumulative amounts of certain temporary differences. The amendments were effective prospectively for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. The adoption of this ASU did not have a material impact on the Company.
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326)."The amendments provide a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under the update, an entity who elects the practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts to estimate expected credit losses. The update also includes an accounting policy election which is not relevant to Flowserve as a public business entity. The amendments are effective prospectively for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We did not elect the practical expedient, so there is no impact on our consolidated financials statements.
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
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." The amendments affect criteria for capitalization of internal-use software costs, removing references to project stages and adding guidance on how an entity should evaluate whether there is significant uncertainty associated with the development activities prior to capitalizing development costs, referred to the “probable-to-complete recognition threshold.” The updates are intended to provide accounting guidance that is neutral to different software development methods used. The amendments also specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment – Overall, are required for all capitalized internal-use software costs rather than the disclosure requirements in ASC 350-30-50-1 through 50-3, and relocated website development costs guidance to Subtopic 350-40, superseding Subtopic 350-50. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively, retrospectively, or in a modified transition approach. We are evaluating the impact of this ASU on our consolidated financial statements.
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

2.     ACQUISITIONS
Trillium Flow Technologies' Valves Division Acquisition
On February 5, 2026, Flowserve signed a definitive agreement to acquire Trillium Flow Technologies’ Valves Division, a market leading provider of highly engineered mission-critical valves used in nuclear and traditional power generation, industrial, and critical infrastructure applications, for $490 million in cash. The transaction is expected to close mid-year 2026 subject to the satisfaction of customary closing conditions and regulatory approvals. Flowserve expects to fund the transaction through a combination of cash on hand and additional debt. The acquisition will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting. Acquisition related expenses incurred during the three months ended March 31, 2026 were $6.7 million and are included within SG&A expense in our condensed consolidated statement of income.
Flowserve Al Mansoori Services Company Acquisition
On April 6, 2026, Flowserve signed a definitive agreement to acquire the remaining 51% equity interest in Flowserve Al Mansoori Services Company ("FAMCO") a joint venture company between Flowserve Corporation and Abu Dhabi based Al Mansoori Specialized Engineering, for the service and repair of all Flowserve pumps, mechanical seals and systems in the region for $34.5 million. The transaction is expected to close in the second quarter of 2026 and will be funded using cash on hand. The FAMCO investment is accounted for as an equity method investment. Upon closing, the acquisition will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting. No material acquisition related expenses were incurred during the three months ended March 31, 2026.
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
During the fourth quarter of 2025 the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. We will continue to evaluate the initial fair values, which may be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The estimates will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price includes $2.5 million in tangible net assets, including deferred tax liabilities, and $22.9 million in amortizable intangible assets with a weighted average useful life of approximately 4 years. The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $47.0 million represents the value expected from obtaining Greenray's deep product expertise and durable revenue for a large installed base of mission-critical equipment, with the ability to leverage our expansive global network of Quick Response Centers for growth. The goodwill related to this acquisition is recorded in the FPD segment and is not expected to be deductible for tax purposes in the U.K. No material measurement period adjustments were recorded during the first quarter of 2026. We incurred $1.1 million in acquisition and integration-related costs during the three months ended March 31, 2026, which are included within SG&A expense in our condensed consolidated statement of income. The acquisition was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting.
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

During the fourth quarter of 2024, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis. During the third quarter of 2025, we recorded immaterial measurement period adjustments related to working capital accounts, property, plant and equipment and the final determination of purchase price with a net offsetting impact to goodwill of $8.2 million. The allocation of the purchase price was finalized during the third quarter of 2025.
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $135.4 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful life of approximately eight years. We recorded an indemnification asset and corresponding liability of $7.5 million related to legal matters that existed pre-acquisition and were unresolved at the date of acquisition, for which the seller agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our consolidated balance sheets. Several of the litigation matters addressed in the indemnification have been settled since the date of acquisition and as of March 31, 2026, the remaining indemnification asset and liability are immaterial. We incurred $1.3 million in acquisition and integration related costs for the three-month period ended March 31, 2025 associated with the acquisition which are included within SG&A and cost of sales in our consolidated statement of income.

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
Revenue from products and services transferred to customers over time accounted for approximately 18% and 19% of total revenue for the three month period ended March 31, 2026 and 2025, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 82% and 81% of total revenue for the three-month period ended March 31, 2026 and 2025, respectively. Refer to Note 3, "Revenue Recognition," to our condensed consolidated financial statements included in our 2025 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended March 31, 2026
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$215,798	$240,776	$456,574
Aftermarket	527,248	84,447	611,695
	$743,046	$325,223	$1,068,269

	Three Months Ended March 31, 2025
	FPD	FCD	Total
Original Equipment	$280,230	$276,815	$557,045
Aftermarket	501,259	86,239	587,498
	$781,489	$363,054	$1,144,543
Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended March 31, 2026
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$341,132	$144,017	$485,149
Latin America(2)	65,799	10,169	75,968
Middle East and Africa	113,111	47,922	161,033
Asia Pacific	83,045	65,274	148,319
Europe	139,959	57,841	197,800
	$743,046	$325,223	$1,068,269

	Three Months Ended March 31, 2025
	FPD	FCD	Total
North America(1)	$327,327	$139,186	$466,513
Latin America(2)	71,706	10,639	82,345
Middle East and Africa	143,793	50,690	194,483
Asia Pacific	97,213	105,507	202,720
Europe	141,450	57,032	198,482
	$781,489	$363,054	$1,144,543
__________________________________
(1) North America represents United States and Canada.
(2) Latin America includes Mexico.
On March 31, 2026, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $1,021 million. We estimate recognition of approximately $390 million of this amount as revenue in the remainder of 2026 and an additional $631 million in 2027 and thereafter.
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
The following table presents beginning and ending balances of contract assets and contract liabilities, current and long-term, for the three months ended March 31, 2026 and 2025:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2026	$322,472	$247	$274,669	$5,774
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(96,225)	(86)
Revenue recognized in the period in excess of billings	184,692	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	94,328	—
Amounts transferred from contract assets to receivables	(144,608)	—	—	—
Currency effects and other, net	(5,069)	(5)	(3,607)	(95)
Ending balance, March 31, 2026	$357,487	$242	$269,165	$5,593

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2025	$298,906	$923	$283,670	$673
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(119,775)	—
Revenue recognized in the period in excess of billings	145,721	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	118,078	1,348
Amounts transferred from contract assets to receivables	(128,844)	(768)	—	—
Currency effects and other, net	(3,629)	49	2,724	30
Ending balance, March 31, 2025	$312,154	$204	$284,697	$2,051
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the three months ended March 31, 2026 and 2025:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2026	$83,094	$6,028
Charges to cost and expenses, net of recoveries	2,147	409
Write-offs	(697)	(3)
Currency effects and other, net	(150)	(103)
Ending balance, March 31, 2026	$84,394	$6,331

Beginning balance, January 1, 2025	$79,059	$3,404
Charges to cost and expenses, net of recoveries	4,844	610
Write-offs	(158)	(8)
Currency effects and other, net	1,699	(9)
Ending balance, March 31, 2025	$85,444	$3,997
Our allowance on long-term receivables, included in other assets, net, represents receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the three months ended March 31, 2026 and 2025:

(Amounts in thousands)	2026	2025
Beginning balance, January 1,	$66,047	$66,081
Currency effects and other, net	44	(141)
Ending balance, March 31,	$66,091	$65,940
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of March 31, 2026.

5.      STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 4,265,103 were available for issuance as of March 31, 2026. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of, and for the three-month period ended March 31, 2026, no stock options were outstanding and exercisable, granted or vested.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $53.7 million and $24.5 million at March 31, 2026 and December 31, 2025, which is expected to be recognized over a remaining weighted-average period of approximately two and one year, respectively. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2026 and 2025 was $32.0 million and $23.6 million, respectively.
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
We recorded stock-based compensation expense of $10.7 million ($8.3 million after-tax) and $8.7 million and ($6.7 million after-tax) for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2026
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding as of January 1, 2026	1,706,027	$48.59
Granted	504,495	84.10
Vested	(760,053)	42.04
Cancelled	(14,521)	63.41
Outstanding as of March 31, 2026	1,435,948	$64.38
Unvested Restricted Shares outstanding as of March 31, 2026 included approximately 478,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards issued in 2026 are based on our annual return on invested capital and earnings per share ("EPS") growth over a three-year period. Targets for outstanding performance awards issued in 2025 and 2024 are based on our annual return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2026, 2025 and 2024 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by up to 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,099,000 shares based on performance targets. As of March 31, 2026, we estimate vesting of approximately 674,000 shares based on expected achievement of performance targets.

6.     DERIVATIVES AND HEDGING ACTIVITIES
Our risk management and foreign currency derivatives and hedging policy specifies the conditions under which we may enter into derivative contracts. See Note 9, "Fair Value of Financial Instruments," for additional information on our derivatives and our overall risk management strategies. We enter into foreign exchange forward contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction.
Foreign exchange forward contracts with third parties had notional values of $347.7 million and $456.9 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the length of foreign exchange contracts currently in place ranged from 16 days to 17 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contract agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2026	2025
Current derivative assets	$1,624	$2,721
Noncurrent derivative assets	12	66
Current derivative liabilities	1,251	1,305
Noncurrent derivative liabilities	75	—
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Gains (losses) recognized in income	$1,041	$(4,551)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.

7.     DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2026	2025
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $3,105 and $3,264, respectively	$496,895	$496,736
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $3,838 and $3,989, respectively	496,162	496,011
Term Loan Facility, interest rate of 5.17% at March 31, 2026 and 5.15% at December 31, 2025, net of debt issuance costs of $676 and $736, respectively	443,074	452,389
Revolving Credit Facility, interest rate of 5.15% at March 31, 2026	250,000	100,000
Finance lease obligations and other borrowings	28,841	29,942
Debt and finance lease obligations	1,714,972	1,575,078
Less amounts due within one year	52,972	49,868
Total debt due after one year	$1,662,000	$1,525,210
Senior Credit Facility
As discussed in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in our 2025 Annual Report, our credit agreement (the "Senior Credit Agreement") provides a $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300.0 million unsecured term loan facility (the "Term Loan") with a maturity date of September 13, 2026, which has been amended and extended to April 15, 2031, per the Third Amended and Restated Credit Agreement (as defined below).
On February 3, 2023, we amended our Senior Credit Agreement (the “Amendment”) to (i) replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark reference rate, (ii) lower the Material Acquisition (as defined in the Senior Credit Agreement) threshold from $250.0 million to $200.0 million and (iii) extend compliance dates for certain financial covenants.
On October 10, 2024, we entered into a Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement") with Bank of America, N.A., as administrative agent, and the other lenders and letter of credit issuers party thereto to (i) retain from the Senior Credit Agreement the $800.0 million Revolving Credit Facility, and the right, subject to certain conditions including lenders approval of such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) increase our Term Loan from $300.0 million to $500.0 million, and (iii) extend the maturity date to October 10, 2029.
On April 15, 2026, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders (together, the “Lenders”) and letter of credit issuers party thereto to, among other things, (i) provide a $1,000 million Revolving Credit Facility, and retain the right, subject to certain conditions including Lenders approval of such increase, to increase the amount of such Revolving Credit Facilitiy by an aggregate amount not to exceed $400.0 million, (ii) decrease our Term Loan from $500.0 million to $450.0 million, and (iii) extend the maturity date to April 15, 2031. We believe this Third Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Second Amended and Restated Credit Agreement remained unchanged.
Under the terms and conditions of the Third Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are Term Secured Overnight Financing Rate ("Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At March 31, 2026, the interest rate on the Revolving Credit Facility (under the Second Amended and Restated Credit Agreement) was the Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the three months ended March 31, 2026, pursuant to the Second Amended and Restated Credit Agreement. At March 31, 2026, the interest rate on the Term Loan (under the Second Amended and Restated Credit Agreement) was Adjusted Term SOFR plus 1.375% in the case of Adjusted Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans.
As of March 31, 2026 and December 31, 2025, we had outstanding revolving loans of $250.0 million and $100.0 million, respectively, and outstanding letters of credit of $79.3 million and $84.2 million, respectively. After consideration of the outstanding letters of credit as of March 31, 2026, the amount available for borrowings under our Revolving Credit Facility was $470.7 million. As of December 31, 2025, the amount available for borrowings under our Revolving Credit Facility was $615.8 million. Under the Third Amended and Restated Credit Agreement we have no scheduled repayments until June 30, 2028, under our Term Loan.
Our compliance with the financial covenants under the Second Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all covenants as of March 31, 2026.
8. SUPPLIER FINANCE PROGRAMS
We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of March 31, 2026 and December 31, 2025, $8.1 million, for both periods, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheets.
9.     FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized by hierarchical levels based upon the level of judgment associated with the inputs used to measure their fair values. Recurring fair value measurements are limited to investments in derivative instruments. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 6, "Derivatives and Hedging Activities." The fair value of the MOGAS related contingent consideration was determined based on contractual provisions set forth in the purchase agreement and was fully paid in the first quarter of 2025.
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 7, "Debt and Finance Lease Obligations" The estimated fair value of our Senior Notes at March 31, 2026 was $910.6 million compared to the carrying value of $993.1 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at March 31, 2026 and December 31, 2025.
10.     INVENTORIES
Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
	(Amounts in thousands)
Raw materials	$349,582	$356,187
Work in process	264,398	253,052
Finished goods	264,046	257,712
Less: Excess and obsolete reserve	(68,443)	(77,053)
Inventories	$809,583	$789,898

11.     EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2026	2025
Net earnings attributable to Flowserve Corporation	$81,681	$73,905
Earnings attributable to common and participating shareholders	$81,681	$73,905
Weighted average shares:
Common stock	127,465	131,534
Participating securities	28	32
Denominator for basic earnings per common share	127,493	131,566
Effect of potentially dilutive securities	1,127	1,104
Denominator for diluted earnings per common share	128,620	132,670
Earnings per common share:
Basic	$0.64	$0.56
Diluted	0.64	0.56
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. Participating securities include unvested restricted shares.
For the three-month period ended March 31, 2026 and 2025, unvested restricted shares of 138,383 and 220,876, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
12.     LEGAL MATTERS AND CONTINGENCIES
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
As a result of the Asbestos Divestiture, the divested asbestos liabilities and related insurance assets were removed from the Company’s consolidated balance sheet. Buyer has assumed management of BWIP, including the management of its claims and insurance policy reimbursements. Flowserve has no further financial exposure to the transferred liabilities and Flowserve is fully indemnified. On December 11, 2025, we recognized a one-time loss on the divestiture of $140.1 million, which included $8.3 million of transaction-related costs in the period ended December 31, 2025.
During the three months ended March 31, 2026, we incurred no expenses and had no cash outflows to defend, resolve or otherwise dispose of asbestos-related claims, compared with expenses (net of insurance) of approximately $2.0 million included within SG&A in our condensed consolidated statements of income, and cash outflows of approximately $(4.3) million during the three months ended March 31, 2025.
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

13. PENSION AND POSTRETIREMENT BENEFITS
Components of the net periodic cost for pension and postretirement benefits for the three months ended March 31, 2026 and 2025 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2026	2025	2026	2025	2026	2025
Service cost	$0.2	$0.2	$1.7	$1.5	$—	$—
Interest cost	5.4	5.6	3.4	3.2	0.1	0.2
Expected return on plan assets	(5.9)	(6.0)	(2.2)	(2.0)	—	—
Settlement loss (1)	1.5	1.5	—	—	—	—
Amortization of unrecognized prior service cost and other costs	0.1	0.1	—	0.2	—	—
Amortization of unrecognized net loss (gain)	0.2	0.1	0.5	0.5	(0.1)	—
Net periodic cost recognized	$1.5	$1.5	$3.4	$3.4	$—	$0.2
_________________
(1) Represents a pension settlement accounting loss incurred in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees. Full year cash outflows are expected to exceed the service and interest cost components and trigger a settlement loss later in 2026 in the range of $5.0 million - $6.0 million. The first quarter loss was recorded based on this full year estimate.
The components of net periodic cost for pension and postretirement benefits other than service costs are included in other income (expense), net in our condensed consolidated statements of income.
In August 2023, we amended the Company-sponsored Qualified Plan for non-union employees to discontinue future benefit accruals under the Qualified Plan and freeze existing accrued benefits effective January 1, 2025. Benefits earned by participants under the Qualified Plan prior to January 1, 2025, are not affected. We also amended the Company-sponsored non-qualified defined benefit pension plans in the United States (the "Non-Qualified Plans") that provides enhanced retirement benefits to select members of management. The Qualified Plan and the Non-Qualified Plans were closed to new entrants on or before January 1, 2024. The amendments resulted in a curtailment of both plans, and the curtailment loss incurred and the change in projected benefit obligation was immaterial.
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
Dividends declared per share were as follows:

	Three Months Ended March 31,
	2026	2025
Dividends declared per share	$0.22	$0.21
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
We had no repurchases of our outstanding common stock during the three months ended March 31, 2026, compared to 427,574 shares of our outstanding common stock for $21.1 million for the same period in 2025. As of March 31, 2026, we had $197.9 million of remaining capacity under our current share repurchase program.
15.     INCOME TAXES
For the three months ended March 31, 2026, we earned $107.5 million before taxes and recorded a provision for income taxes of $21.1 million resulting in an effective tax rate of 19.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2026 primarily due to the net impact of U.S. discrete items, partially offset by state income taxes and the net impact of foreign operations.
For the three months ended March 31, 2025, we earned $97.2 million before taxes and recorded a provision for income taxes of $17.7 million resulting in an effective tax rate of 18.3%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2025 primarily due to the net impact of U.S. discrete items, partially offset by state income taxes.
The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of March 31, 2026. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of March 31, 2026, the company is not expecting material impacts under currently enacted legislation.

16.     BUSINESS SEGMENT INFORMATION
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended March 31, 2026
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$743,046	$325,223	$1,068,269	$—	$1,068,269
Intersegment sales	1,502	2,353	3,855	(3,855)	—
Cost of Sales	(474,621)	(218,629)	(693,250)
Selling, general and administrative expense	(147,168)	(67,231)	(214,399)
Other Segment items (1)	2,992	—	2,992
Segment operating income	125,751	41,716	167,467
Depreciation and amortization	13,077	6,462	19,539	4,521	24,060
Identifiable assets	3,414,969	1,746,945	5,161,914	571,246	5,733,160
Capital expenditures	10,577	2,691	13,268	3,631	16,899

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	781,489	363,054	1,144,543	—	1,144,543
Intersegment sales	1,651	1,052	2,703	(2,703)	—
Cost of Sales	(514,678)	(263,919)	(778,597)
Selling, general and administrative expense	(137,680)	(68,705)	(206,385)
Other Segment items (1)	5,732	—	5,732
Segment operating income	136,515	31,482	167,997
Depreciation and amortization	9,795	9,743	19,538	4,864	24,402
Identifiable assets	3,159,095	1,770,584	4,929,679	553,619	5,483,298
Capital expenditures	6,944	2,296	9,240	2,498	11,738
__________________
(1) Other segment items comprises Net Earnings from Affiliates.

The following are reconciliations from total segment operating income to earnings before income tax reported in the consolidated income statements.

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Total segment operating income	167,467	167,997
Intersegment sales	(3,855)	(2,703)
Eliminations and all other cost of sales	4,822	3,387
Eliminations and all other SG&A	(49,001)	(36,792)
Interest expense	(20,431)	(19,175)
Interest income	1,500	1,745
Net earnings (loss) from affiliates	(1)	—
Other income (expense), net	6,999	(17,259)
Earnings before income taxes	107,500	97,200

17.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of tax for the three months ended March 31, 2026 and 2025:

	2026				2025
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(485,461)	$(96,673)	$(650)	$(582,784)	$(632,097)	$(115,898)	$(747)	$(748,742)
Other comprehensive income (loss) before reclassifications (3)	(25,857)	831	—	(25,026)	47,571	(1,534)	—	46,037
Amounts reclassified from AOCL	—	1,851	24	1,875	—	1,868	24	1,892
Net current-period other comprehensive income (loss) (3)	(25,857)	2,682	24	(23,151)	47,571	334	24	47,929
Balance - March 31	$(511,318)	$(93,991)	$(626)	$(605,935)	$(584,526)	$(115,564)	$(723)	$(700,813)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.4) million and $(7.3) million at January 1, 2026 and 2025, respectively, and $(7.6) million and $(7.3) million at March 31, 2026 and 2025, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.
The following table presents the reclassifications out of AOCL:

		Three Months Ended March 31,
(Amounts in thousands)	Affected line item in the statement of income	2026(1)	2025(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other income (expense), net	(621)	(603)
Prior service costs(2)	Other income (expense), net	(137)	(152)
Settlements and other(2)	Other income (expense), net	(1,500)	(1,500)
	Tax benefit (expense)	407	387
	Net of tax	$(1,851)	$(1,868)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(32)	$(31)
	Tax benefit (expense)	8	7
	Net of tax	$(24)	$(24)
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
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. We deployed the Flowserve Business System to guide the enterprise on incorporating best in class operational practices within five categories: people excellence; operational excellence; portfolio excellence; commercial excellence; and innovation excellence. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio. During 2025, we also initiated certain other portfolio and footprint optimization activities that will continue throughout 2026. These optimization activities together with the CORE program, are referred to as the "2025 Realignment Programs," and collectively with the 2023 Realignment Programs are referred to as the "Realignment Programs." We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $120 million of which $17 million is estimated to be non-cash. Of this anticipated total investment, approximately $60 million relates to FPD, $42 million relates to FCD and $18 million relates to corporate activities. We expect the allocation between COS and SG&A to be consistent with the historical allocation of costs incurred. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The following is a summary of total charges, net of adjustments, incurred related to our realignment activities:

	Three Months Ended March 31, 2026
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS (1)	$(735)	$4,364	$3,629	$—	$3,629
SG&A (2)	1,604	(5,331)	(3,727)	—	(3,727)
	$869	$(967)	$(98)	$—	$(98)
Non-Restructuring Charges
COS	$10,823	$2,050	$12,873	$—	$12,873
SG&A	2,537	310	2,847	13,345	16,192
	$13,360	$2,360	$15,720	$13,345	$29,065
Total Realignment Charges
COS	$10,088	$6,414	$16,502	$—	$16,502
SG&A	4,141	(5,021)	(880)	13,345	12,465
Total	$14,229	$1,393	$15,622	$13,345	$28,967

(1) Includes within FPD a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(2) Includes within FCD a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs.

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$3,616	$7,109	$10,725	$—	$10,725
SG&A	106	—	106	—	106
	$3,722	$7,109	$10,831	$—	$10,831
Non-Restructuring Charges
COS	$(637)	$(8)	$(645)	$(66)	$(711)
SG&A	(1,103)	(121)	(1,224)	(185)	(1,409)
	$(1,740)	$(129)	$(1,869)	$(251)	$(2,120)
Total Realignment Charges
COS	$2,979	$7,101	$10,080	$(66)	$10,014
SG&A	(997)	(121)	(1,118)	(185)	(1,303)
Total	$1,982	$6,980	$8,962	$(251)	$8,711

The following is a summary of total inception to date charges, net of adjustments, related to the 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$27,045	$19,996	$47,041	$—	$47,041
SG&A	4,123	(8,133)	(4,010)	—	(4,010)
	$31,168	$11,863	$43,031	$—	$43,031
Non-Restructuring Charges
COS	$16,599	$10,539	$27,138	$(75)	$27,063
SG&A	3,950	568	4,518	15,552	20,070
	$20,549	$11,107	$31,656	$15,477	$47,133
Total Realignment Charges
COS (3)	$43,644	$30,535	$74,179	$(75)	$74,104
SG&A (4)	8,073	(7,565)	508	15,552	16,060
Total	$51,717	$22,970	$74,687	$15,477	$90,164
__________________________________

(3) Includes within FPD a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(4) Includes within FCD an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs and a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs. Our 2023 Realignment Programs are substantially completed. Also includes with FPD a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs.
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities:

	Three Months Ended March 31, 2026
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS (1)	$2,211	$(3,492)	$231	$4,679	$3,629
SG&A (2)	1,468	38	—	(5,233)	(3,727)
Total	$3,679	$(3,454)	$231	$(554)	$(98)
(1) Contract Termination charges include a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(2) Other charges include a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs.

	Three Months Ended March 31, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,655	$—	$2,000	$1,070	$10,725
SG&A	22	—	—	84	106
Total	$7,677	$—	$2,000	$1,154	$10,831

The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS (3)	$33,651	$(3,492)	$2,754	$14,128	$47,041
SG&A (4)	4,035	(3,467)	56	(4,634)	(4,010)
Total	$37,686	$(6,959)	$2,810	$9,494	$43,031

(3) Contract Termination charges include a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(4) Contract Termination charges include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed. Other charges include a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs and a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs.
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the three months ended March 31, 2026 and 2025:

(Amounts in thousands)	2026	2025
Balance at January 1,	$31,757	$8,300
Charges, net of adjustments	5,193	8,831
Cash expenditures	(8,135)	(3,537)
Other non-cash adjustments, including currency	(1,577)	(684)
Balance at March 31,	$27,238	$12,910

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2025 Annual Report.
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
Through the Flowserve Business System, we are committed to advancing our strategy through a culture of strong execution. Our Operational Excellence program within the Flowserve Business System, focuses on continuous enhancements of our global supply chain capability to increase our ability to meet global customer demands and improve the quality and timely delivery of our products over the long term. We continue to devote resources to improving the supply chain and our operational processes across our business segments including lean manufacturing, six sigma business management strategy, and value engineering, to find areas of synergy and cost reduction while also improving on-time delivery, reducing cycle time, and delivering quality at the highest internal productivity. Portfolio Excellence within the Flowserve Business System was launched in 2024, specifically with the complexity reduction (“CORE”) program that focuses on product rationalization and continuous improvement of our overall product portfolio. The CORE program has now been implemented in all of our main product segments with a focus on optimizing our product portfolio, improving speed, and reducing space requirements through fewer products and required inventory levels.
Both the CORE program within the Portfolio Excellence and the initiation of certain other portfolio and footprint optimization activities under Operational Excellence are referred to as the "Realignment Programs."
2026 Outlook
We have seen growth from the end-markets we serve and continue to advance our strategy by driving operational excellence and efficiency throughout the organization supported by the Flowserve Business System. The current macroeconomic environment is dynamic and uncertainty exists given the current armed conflict with Iran and ongoing geopolitical instability and continued trade policy actions, including higher import tariffs in a number of countries in which we operate, the potential implementation of modified or new tariffs and related retaliatory actions. We plan to leverage our global footprint, expansive manufacturing network, flexible supply chain and ability to incorporate tariff impacts into pricing decisions to minimize the economic impact of this uncertainty to our business. While we will continue to monitor and manage macroeconomic trends and uncertainties, including inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate, our existing backlog, improved execution and announced acquisitions activity, provide a solid revenue base for 2026.
As of March 31, 2026, we have cash and cash equivalents of $792.4 million and $470.7 million of borrowings available under our Second Amended and Restated Credit Agreement. On April 15, 2026, we entered into the Third Amended and Restated Credit Agreement, which includes a $1,000 million Revolving Credit Facility and $450.0 million Term Loan. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2026.

RESULTS OF OPERATIONS — Three months ended March 31, 2026 and 2025
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report, on February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States that the tariffs imposed under IEEPA were invalid.
We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025 and accordingly we submitted our request for refund of $35.4 million related to IEFPA tariffs paid during the period from February 1, 2025 to February 20, 2026. Based on the U.S. Supreme Court's ruling, related CIT proceedings, and the Company's submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company has concluded that a refund of IEEPA tariffs is probable under a loss recovery accounting model. Accordingly, we recognized a refund of previously paid tariffs imposed under IEEPA for $35.4 million for the period ended March 31, 2026, which resulted in a reversal of Cost of sales in the condensed consolidated income statement for $30.4 million during the three-month period ended March 31, 2026.
Notwithstanding the Company’s conclusion that recovery is probable, the timing and amount of cash receipt remain uncertain and depend on the completion of applicable U.S. Customs and Border Protection (“CBP”) refund claim procedures, including validation and processing of claims, as well as any further legal, procedural or governmental developments. As a result, the recovery of IEEPA tariffs represents a known uncertainty that could materially affect the Company’s future results of operations, cash flows and period-to-period comparability. If the amount ultimately recovered is less than the amount recorded, or if recovery is materially delayed, the Company may be required to record an unfavorable adjustment in a future period.
As discussed in Note 2, "Acquisitions," to our condensed consolidated financial statements included in this Quarterly Report, effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"). We incurred $1.3 million in acquisition and integration related costs for the three-month period ended March 31, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statement of income. The impact of the acquisition of MOGAS was not material for the three-month period ended March 31, 2025.
As discussed in Note 2, "Acquisitions," to our condensed consolidated financial statements included in this Quarterly Report, effective December 16, 2025, Flowserve acquired for inclusion in FPD, United Kingdom-based Greenray Turbine Solutions, Ltd. ("Greenray"), a comprehensive provider of aftermarket products and services for industrial gas turbines. We incurred $1.1 million in acquisition and integration-related costs for the three month period ended March 31, 2026 associated with the acquisition which are included within SG&A in our condensed consolidated statement of income. The impact of the acquisition of Greenray is not material for the three month period ended March 31, 2026.
Our realignment activities are implemented in phases. We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $120 million of which $17 million is estimated to be non-cash. We are evaluating the annualized cost savings expected to be achieved upon completion of the activities of the 2025 Realignment Programs that have been identified and initiated to date. Actual savings could vary from expected savings. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment.

	Three Months Ended March 31, 2026
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS (1)	$10,088	$6,414	$16,502	$—	$16,502
SG&A (2)	4,141	(5,021)	(880)	13,345	12,465
Total	$14,229	$1,393	$15,622	$13,345	$28,967

(1) Includes within FPD a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(2) Includes within FCD a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs.

	Three Months Ended March 31, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$2,979	$7,101	$10,080	$(66)	$10,014
SG&A	(997)	(121)	(1,118)	(185)	(1,303)
Total	$1,982	$6,980	$8,962	$(251)	$8,711

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Bookings	$1,148.2	$1,226.4
Sales	1,068.3	1,144.5
We revised the end market categories for bookings during the first quarter of 2025 to better reflect the end markets of our customers and better align with Flowserve's strategic focus. All bookings by industry amounts discussed below have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets. The revisions implemented are as follows:
•the oil and gas end market is now referred to as the energy end market;
•the chemical end market no longer includes pharmaceuticals; and
•the general industries end market now includes pharmaceuticals and water management.
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2026 decreased by $78.2 million, or 6.4%, as compared with the same period in 2025. The decrease included currency benefits of $42.8 million. The decreased bookings were driven by decreased customer orders of $37.4 million in the energy industry, $26.8 million in the power generation industry and $16.3 million in the general industries, partially offset by an increase of $7.0 million in the chemical industry. The decrease in customer bookings was driven by original equipment bookings.
Sales for the three months ended March 31, 2026 decreased by $76.2 million, or 6.7%, as compared with the same period in 2025. The decrease included currency benefits of approximately $40.9 million. The decreased sales were driven by original equipment customer sales, with decreased customer sales of $55.4 million into Asia Pacific, $41.2 million into the Middle East

$6.6 million into Latin America and $1.3 million into Europe, partially offset by increased customer sales of $17.1 million into North America and $7.1 million into Africa. Net sales to international customers, including export sales from the United States, were approximately 61% and 63% of total sales for the three months ended March 31, 2026 and 2025, respectively. Aftermarket sales represented approximately 57% of total sales, as compared with approximately 51% of total sales for the same period in 2025.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2.9 billion at March 31, 2026 increased by $78.0 million, or 2.7%, as compared with December 31, 2025. Currency effects provided a decrease of approximately $7.7 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 43.4% of the backlog at March 31, 2026 and 42.0% of the backlog at December 31, 2025 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $1.0 billion related to contracts having an original expected duration in excess of one year as discussed in Note 3, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2026	2025
Gross profit	$379.8	$369.3
Gross profit margin	35.6%	32.3%
Gross profit for the three months ended March 31, 2026 increased by $10.5 million, or 2.8%, as compared with the same period in 2025. Gross profit margin for the three months ended March 31, 2026 of 35.6% increased from 32.3% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization. The increase also includes the impact of $30.4 million in IEEPA tariff refunds recorded during the first quarter of 2026, lower broad-based annual incentive compensation and a $2.5 million decrease in amortization of acquisition related intangible assets, partially offset by disruptions in the Middle East, a $7.9 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America and increased charges of $6.5 million related to our realignment activities as compared to the same period in 2025.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2026	2025
SG&A	$263.4	$243.2
SG&A as a percentage of sales	24.7%	21.2%
SG&A for the three months ended March 31, 2026 increased by $20.2 million, or 8.3%, as compared with the same period in 2025. Currency effects yielded an increase of approximately $9.2 million. SG&A increased due to increased charges of $13.7 million related to our realignment activities, increased charges of $7.3 million for acquisition and integration related costs associated with the Greenray and Trillium Valves acquisitions in 2026 compared to MOGAS related charges incurred in the comparative period, a $1.4 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America and a $0.9 million increase in amortization of acquisition related intangible assets, partially offset by a decrease in bad debt expense of $2.3 million as compared to the same period in 2025. SG&A as a percentage of sales for the three months ended March 31, 2026 increased 350 basis points driven by cost increases.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Net earnings from affiliates	$3.0	$5.7
Net earnings from affiliates for the three months ended March 31, 2026 decreased by $2.7 million, or 47.1%, as compared with the same period in 2025. The decrease in net earnings was primarily a result of decreased earnings of our FPD joint ventures in South Korea.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2026	2025
Operating income	$119.4	$131.9
Operating income as a percentage of sales	11.2%	11.5%
Operating income for the three months ended March 31, 2026 decreased by $12.5 million, or 9.4%, as compared with the same period in 2025. The decrease included negative currency effects of approximately $1.1 million. The decrease was primarily a result of the $20.2 million increase in SG&A, partially offset by the $10.5 million increase in gross profit.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Interest expense	$(20.4)	$(19.2)
Interest income	1.5	1.7
Interest expense for the three months ended March 31, 2026 increased by $1.3 million, as compared to the same period in 2025, primarily due to higher outstanding debt during the period. Interest income for the three months ended March 31, 2026 decreased by $0.2 million primarily due to lower average balances as compared to the same period in 2025.
Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Other income (expense), net	$7.0	$(17.3)

Other income (expense), net for the three months ended March 31, 2026 increased $24.3 million as compared with the same period in 2025, primarily due to a $5.6 million gain arising from transactions on foreign exchange forward contracts and a $14.8 million gain from transactions in currencies other than our sites' functional currencies during the first quarter of 2026. The net change was primarily due to the foreign currency exchange rate movements in the Euro, British pound and Indian Rupee during the three months ended March 31, 2026, as compared to the same period in 2025. The three-month period ended March 31, 2026 also includes a pension settlement loss of $1.5 million incurred in conjunction with the freeze of our U.S. Qualified pension plan, which represents a portion of the estimated full year expected settlement loss of $5.0 million - $6.0 million triggered due to expected cash outflows exceeding service and interest costs.

Income Taxes and Tax Rate

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2026	2025
Provision for (benefit from) income taxes	$21.1	$17.7
Effective tax rate	19.7%	18.3%
The effective tax rate of 19.7% for the three months ended March 31, 2026 increased from 18.3% for the same period in 2025. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2026 primarily due to the net impact of U.S. discrete items, partially offset by state income taxes and the net impact of foreign operations. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.

Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Other comprehensive income (loss):	$(23.2)	$47.9
Other comprehensive income (loss) for the three months ended March 31, 2026, decreased by $71.1 million from $47.9 million of income from the same period in 2025. The loss was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Brazilian real and Indian rupee versus the U.S. dollar during the three months ended March 31, 2026, as compared with the same period in 2025.
Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pumps Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD includes highly engineered pump products with longer lead times and mechanical seals, which are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the energy, power generation, chemical, and general industries. FPD operates in 48 countries with 37 manufacturing facilities worldwide, 12 of which are located in North America, 11 in Europe and the Middle East, eight in Asia and six in Latin America, and it operates 126 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2026	2025
Bookings	$773.9	$852.9
Sales	744.5	783.1
Gross profit	269.9	268.5
Gross profit margin	36.3%	34.3%
SG&A	147.2	137.7
Segment operating income	125.8	136.5
Segment operating income as a percentage of sales	16.9%	17.4%

As discussed above, we revised the end market categories for bookings during the first quarter of 2026. All bookings by industry amounts discussed below, including the 2025 comparative period, where applicable, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management, and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets.
Bookings for the three months ended March 31, 2026 decreased by $79.0 million, or 9.3%, as compared to the same period in 2025. The decrease included currency benefits of approximately $34.0 million. The decrease in customer bookings was primarily driven by decreased customer orders of $55.4 million in the power generation industry, $24.2 million in the general industries and $1.1 million in the chemical industry, partially offset by increases of $6.9 million in the Energy industry. Customer bookings decreased $30.5 million into Europe, $22.2 million into Africa, $13.3 million into the Middle East, $10.0 million into North America and $3.9 million into Latin America, partially offset by increased customer orders of $6.2 million into Asia Pacific. The decrease in customer bookings was driven by original equipment bookings.
Sales for the three months ended March 31, 2026 decreased by $38.6 million, or 4.9% as compared to the same period in 2025 and included currency benefits of approximately $33.5 million. The decrease was driven by original equipment sales. Decreased customer sales of approximately $38.4 million into the Middle East, $14.3 million into Asia Pacific, $6.0 million into Latin America and $1.7 million into Europe, were partially offset by increases of $13.5 million into North America and $7.4 million into Africa.

Gross profit for the three months ended March 31, 2026 increased by $1.4 million, or 0.5%, as compared to the same period in 2025. Gross profit margin for the three months ended March 31, 2026 of 36.3% increased from 34.3% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization. The increase also includes the impact of $14.0 million in IEEPA tariff refunds recorded during the first quarter of 2026 and lower broad-based annual incentive compensation, partially offset by disruptions in the Middle East, a $7.9 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America, increased charges of $7.1 million related to our realignment activities and a $1.0 million increase in amortization of acquisition related intangible assets associated with the Greenray acquisition as compared to the same period in 2025.
SG&A for the three months ended March 31, 2026 increased by $9.5 million, or 6.9%, as compared to the same period in 2025. Currency effects yielded an increase of approximately $6.3 million. The increase in SG&A was primarily due to an increase of $5.1 million related to our realignment activities, a $1.4 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America and an increase of $0.9 million in amortization of acquisition related intangible assets associated with the Greenray acquisition, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2025.
Operating income for the three months ended March 31, 2026 decreased by $10.7 million, or 7.8%, as compared with the same period in 2025. The decrease included currency benefits of approximately $0.8 million. The decrease was primarily due to the $9.5 million increase in SG&A, partially offset by the $1.4 million increase in gross profit.
Backlog of $2.1 billion at March 31, 2026 increased by $31.0 million, or 1.5%, as compared to December 31, 2025. Currency effects provided a decrease of approximately $5.4 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 48 manufacturing facilities and QRCs in 22 countries around the world, with seven of its 19 manufacturing operations located in the Europe and the Middle East, six located in the United States, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2026	2025
Bookings	$374.2	$376.0
Sales	327.6	364.1
Gross profit	108.9	100.2
Gross profit margin	33.3%	27.5%
SG&A	67.2	68.7
Segment operating income	41.7	31.5
Segment operating income as a percentage of sales	12.7%	8.6%
As discussed above, we revised the end market categories for bookings during the first quarter of 2026. All bookings by industry amounts discussed below, including the 2025 comparative period, where applicable, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management, and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets.
Bookings for the three months ended March 31, 2026 decreased by $1.8 million, or 0.5%, as compared to the same period in 2025. Bookings included currency benefits of approximately $8.8 million. The decrease in customer bookings was primarily driven by decreased customer orders of $44.3 million in the energy industry, partially offset by decreases of $28.6 million in the power generation industry, $8.0 million in the chemical industry and $7.9 million in general industries. Decreased customer bookings were driven by decreased orders of approximately $35.4 million into the Middle East and $9.9 million into North America, partially offset by increases of $21.0 million into Asia Pacific, $17.5 million into Europe, $3.7 million into Africa and $3.4 million into Latin America. The decrease in customer bookings was driven by customer original equipment bookings.

Sales for the three months ended March 31, 2026 decreased $36.5 million, or 10.0%, as compared to the same period in 2025. The decrease included currency benefits of approximately $7.4 million. The decrease was driven by reductions in original equipment customer sales. Decreased customer sales of $41.1 million into Asia Pacific, $2.9 million into the Middle East, $0.6 million into Latin America and $0.4 million into Africa were partially offset by increased sales of $3.6 million into North America and $0.3 million into Europe.
Gross profit for the three months ended March 31, 2026 increased by $8.7 million, or 8.7%, as compared with the same period in 2025. Gross profit margin for the three months ended March 31, 2026 of 33.3% increased from the 27.5% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization. The increase also includes the impact of $16.4 million in IEEPA tariff refunds recorded during the first quarter of 2026, a $3.5 million decrease in amortization of acquisition related intangible assets associated with the MOGAS acquisition, lower broad-based annual incentive compensation and decreased charges of $0.7 million related to our realignment activities, partially offset by disruptions in the Middle East as compared to the same period in 2025.
SG&A for the three months ended March 31, 2026 decreased by $1.5 million, or 2.2%, as compared with the same period in 2025. Currency effects yielded an increase of approximately $1.5 million. The decrease in SG&A was primarily due to decreased charges of $4.9 million related to our realignment activities inclusive of a $5.3 million gain from the sale and leaseback of a certain facility, decreased bad debt expense of $2.2 million and lower broad-based annual incentive compensation as compared to the same period in 2025, partially offset by an increase of $6.5 million of acquisition and integration charges related to the Trillium Valves acquisition compared to MOGAS related charges incurred in the 2025 comparative period.
Operating income for the three months ended March 31, 2026 increased by $10.2 million, or 32.4%, as compared to the same period in 2025. The increase included negative currency effects of approximately $0.2 million. The increase was primarily due to the $8.7 million increase in gross profit and the $1.5 million decrease in SG&A.
Backlog of $876.4 million at March 31, 2026 increased by $47.8 million, or 5.8%, as compared to December 31, 2025. Currency effects provided a decrease of approximately $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Net cash flows (used) by operating activities	$(43.1)	$(49.9)
Net cash flows (used) by investing activities	(7.2)	(11.3)
Net cash flows (used) provided by financing activities	88.5	(84.2)
Existing cash, cash generated by operations and borrowings available under our Third Amended and Restated Credit Agreement are our primary sources of short-term liquidity. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories.
Our cash balance increased by $32.2 million to $792.4 million at March 31, 2026, as compared with December 31, 2025. The cash activity during the first three months of 2026 included cash used by operating activities, $16.9 million in capital expenditures, $26.7 million in dividend payments, $22.6 million of payments related to tax withholdings for stock-based compensation and $9.4 million of payments on our $500.0 million unsecured term loan facility (the "Term Loan"), offset by $150.0 million proceeds under the Revolving Credit Facility and $9.7 million proceeds from the disposal of assets.
For the three months ended March 31, 2026, our cash used by operating activities was $43.1 million, as compared to cash used of $49.9 million for the same period in 2025. Cash flow used by working capital increased for the three months ended March 31, 2026, primarily due to decreased cash flows provided by, or increased cash flows used by, inventories, contract assets, prepaid expenses and other assets, accounts payable, contract liabilities and accrued liabilities, partially offset by creased cash flows provided by, or decreased cash flows used by, accounts receivable, as compared to the same period in 2025.

Decreases in accounts receivable provided $63.5 million of cash flow for the three months ended March 31, 2026, compared to cash used of $50.7 million for the same period in 2025. As of March 31, 2026, our days’ sales outstanding ("DSO") was 81 days as compared to 82 days as of March 31, 2025.
Increases in contract assets used $38.5 million of cash flow for the three months ended March 31, 2026, as compared to cash used of $9.4 million for the same period in 2025.
Changes in inventories used $24.6 million of cash flow for the three months ended March 31, 2026, as compared to cash provided of $8.8 million for the same period in 2025. Inventory turns were 3.3 times at March 31, 2026, as compared to 3.6 times as of March 31, 2025.
Decreases in accounts payable used $32.4 million of cash flow for the three months ended March 31, 2026, as compared to cash used of $16.9 million for the same period in 2025. Decreases in accrued liabilities used $110.1 million of cash flow for the three months ended March 31, 2026, as compared to cash used of $89.5 million for the same period in 2025.
Decreases in contract liabilities used $3.7 million of cash flow for the three months ended March 31, 2026, as compared to cash used of $3.6 million for the same period in 2025.
Cash flows used by investing activities during the three months ended March 31, 2026 were $7.2 million, as compared to cash used of $11.3 million for the same period in 2025. Capital expenditures during the three months ended March 31, 2026 were $16.9 million, an increase of $5.2 million as compared with the same period in 2025. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2026, we currently estimate capital expenditures to be between $90.0 million and $100.0 million, before consideration of any merger and acquisition activity.
Cash flows provided by financing activities during the three months ended March 31, 2026 were $88.5 million, as compared to $84.2 million of cash flows used for the same period in 2025. Cash inflows in the three months ended March 31, 2026 resulted primarily from the $150.0 million of proceeds from our Revolving Credit Facility, partially offset by cash outflows of $26.7 million for dividend payments, $22.6 million in payments related to tax withholding for stock-based compensation, $9.4 million of payments on our Term Loan, and $2.6 million of payments on other financing arrangements. Cash outflows during the three months ended March 31, 2025 resulted primarily from the $27.6 million of dividend payments, $21.1 million of share repurchases, $15.0 million contingent consideration payment related to the MOGAS acquisition, $11.1 million in payments related to tax withholding for stock-based compensation and $9.4 million of payments on our Term Loan.
As of March 31, 2026, we had an available capacity of $470.7 million on our Second Amended and Restated Credit Agreement, which provides for a $800.0 million unsecured revolving credit facility with a maturity date of October 10, 2029. On April 15, 2026, we amended and restated our Second Amended and Restated Credit Agreement and entered into the Third Amended and Restated Credit Agreement to (i) increase the Revolving Credit Facility from $800.0 million to $1.0 billion, (ii) decrease our Term Loan from $500.0 million to $450.0 million, and (iii) extend our maturity date to April 15, 2031. Our borrowing capacity is subject to financial covenant limitations based on the terms of our Second Amended and Restated Credit Agreement and is also reduced by outstanding letters of credit. Our Third Amended and Restated Credit Agreement is committed and held by a diversified group of financial institutions. Refer to Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for additional information concerning our Third Amended and Restated Credit Agreement.
During the three months ended March 31, 2026, we have made no contributions to our U.S. pension plan. We have no obligation to make contributions to our U.S. pension plans in 2026, but have authorization for contributions up to $10 million. At December 31, 2025, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of March 31, 2026, we had $197.9 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Second Amended and Restated Credit Agreement, Third Amended and Restated Credit Agreement and related covenants. We were in compliance with all applicable covenants under our Second Amended and Restated Credit Agreement as of March 31, 2026.
As of March 31, 2026, we had cash and cash equivalents of $792.4 million and $470.7 million of borrowings available under our Second Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2026.
OUR CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Annual Report. The critical policies, for which no significant changes have occurred in the three months ended March 31, 2026, include:
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
The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements. Specific factors that might cause such a difference include, without limitation, the following:
•economic, political and other risks associated with our international operations, including military actions, trade embargoes, blockades or other closures of major trade lanes, epidemics or pandemics and changes to tariffs or trade agreements that could affect customer and supply markets, particularly North African, Latin American, Asian and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/re-export control, foreign corrupt practice laws, economic sanctions and import laws and regulations;
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
•potential adverse consequences resulting from litigation to which we are a party;
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
These and other risks and uncertainties are more fully discussed in the risk factors identified in "Item 1A. Risk Factors" in Part I of our 2025 Annual Report and Part II of this Quarterly Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than our or a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $(25.9) million and $47.6 million for the three months ended March 31, 2026 and 2025, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2026, we had a U.S. dollar equivalent of $347.7 million in aggregate notional amount outstanding in foreign exchange contracts with third parties, as compared with $456.9 million at December 31, 2025. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $9.0 million and $(11.4) million for the three months ended March 31, 2026 and 2025, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at March 31, 2026, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2026 would have impacted our net earnings by approximately $3.0 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.RISK FACTORS
There are numerous factors that affect our business, financial condition, results of operations, cash flows, reputation and/or prospects, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our 2025 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently projected in the forward-looking statements contained therein.
There have been no material changes in risk factors discussed in our 2025 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended March 31, 2026, our 2025 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Note 14, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective August 8, 2025, the Board of Directors approved a $400.0 million share repurchase authorization, which included approximately $227.1 million of remaining capacity under the prior $300.0 million share repurchase authorization. During the quarter ended March 31, 2026, we had no repurchases of our outstanding common stock, compared to 427,574 repurchased shares of our outstanding common stock for $21.1 million for the same period in 2025. As of March 31, 2026, we have $197.9 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended March 31, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31	533	(2)	$71.22	—	$197.9
February 1 - 28	186,137	(3)	87.72	—	197.9
March 1 - 31	74,863	(2)	88.53	—	197.9
Total	261,533		$87.92	—
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
(3)Includes 184,884 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $87.72 and 1,253 shares purchased at a price of $83.37 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, no such plans or other arrangements were adopted, terminated or modified.

Item 6.Exhibits

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No.
001-13179) filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective March 16, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on March 16, 2026).

10.1
Third Amended and Restated Credit Agreement, dated as of April 15, 2026, among the Registrant, Bank of America, N.A., as swing line lender, a letter of credit issuer and administrative agent, and the other lenders and letter of credit issuers referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-13179) filed on April 15, 2026).

10.2+	Form of 2026 Performance Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*
10.3+	Form of 2026 Restricted Stock Unit Agreement for certain officers pursuant to the Flowserve Corporation 2020 Long-Term Incentive Plan.*
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101)
_______________________
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	April 29, 2026	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2026	/s/ Scott K. Vopni
Scott K. Vopni
Vice President and Chief Accounting Officer (Principal Accounting Officer)