Form 10-Q
period 2026-06-30
FLOWSERVE CORP
filed 2026-07-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 21, 2026 there were 127,112,780 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended June 30, 2026 and 2025 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2026 and 2025 (unaudited)	2
Condensed Consolidated Balance Sheets – June 30, 2026 and December 31, 2025 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended June 30, 2026 and 2025 (unaudited)	4
Condensed Consolidated Statements of Shareholders' Equity – Six Months Ended June 30, 2026 and 2025 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2026 and 2025 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
Item 4. Controls and Procedures	51

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54
SIGNATURES	55

PART I — FINANCIAL INFORMATION
Item1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2026	2025
	(Amounts in thousands, except per share data)
Sales	$1,169,175	$1,188,092
Cost of sales	(784,449)	(781,510)
Gross profit	384,726	406,582
Selling, general and administrative expense	(266,318)	(265,908)
Net earnings from affiliates	33,015	5,916
Operating income	151,423	146,590
Interest expense	(25,696)	(20,253)
Interest income	5,023	2,526
Other expense, net	(12,087)	(25,003)
Earnings before income taxes	118,663	103,860
Provision for income taxes	(17,078)	(15,636)
Net earnings, including noncontrolling interests	101,585	88,224
Less: net earnings attributable to noncontrolling interests	(2,587)	(6,470)
Net earnings attributable to Flowserve Corporation	$98,998	$81,754
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.78	$0.62
Diluted	0.77	0.62

Weighted average shares - basic	127,644	130,846
Weighted average shares - diluted	128,358	131,599
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2026	2025
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$101,585	$88,224
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of ($434) and ($3,821), respectively	(12,352)	111,659
Pension and other postretirement effects, net of taxes of ($416) and ($359), respectively	3,438	(1,299)
Cash flow hedging activity, net of taxes of ($7) and ($7), respectively	26	24
Other comprehensive income (loss):	(8,888)	110,384
Comprehensive income including noncontrolling interests	92,697	198,608
Comprehensive (income) loss attributable to noncontrolling interests	(2,604)	(6,530)
Comprehensive income attributable to Flowserve Corporation	$90,093	$192,078
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Amounts in thousands, except per share data)
Sales	$2,237,444	$2,332,635
Cost of sales	(1,472,877)	(1,556,719)
Gross profit	764,567	775,916
Selling, general and administrative expense	(529,718)	(509,085)
Net earnings from affiliates	36,006	11,648
Operating income	270,855	278,479
Interest expense	(46,127)	(39,428)
Interest income	6,523	4,271
Other expense, net	(5,088)	(42,262)
Earnings before income taxes	226,163	201,060
Provision for income taxes	(38,209)	(33,379)
Net earnings, including noncontrolling interests	187,954	167,681
Less: Net earnings attributable to noncontrolling interests	(7,275)	(12,022)
Net earnings attributable to Flowserve Corporation	$180,679	$155,659
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.42	$1.19
Diluted	1.41	1.18

Weighted average shares - basic	127,569	131,206
Weighted average shares - diluted	128,489	132,135
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$187,954	$167,681
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $481 and ($5,728), respectively	(38,209)	159,230
Pension and other postretirement effects, net of taxes of ($823) and ($746), respectively	6,120	(965)
Cash flow hedging activity, net of taxes of ($15) and ($14), respectively	50	48
Other comprehensive income (loss):	(32,039)	158,313
Comprehensive income including noncontrolling interests	155,915	325,994
Comprehensive (income) loss attributable to noncontrolling interests	(7,095)	(12,115)
Comprehensive income attributable to Flowserve Corporation	$148,820	$313,879

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$731,007	$760,183
Accounts receivable, net of allowance for expected credit losses of $89,364 and $83,094, respectively	1,056,706	1,029,095
Contract assets, net of allowance for expected credit losses of $5,871 and $6,028, respectively	340,234	322,472
Inventories	832,537	789,898
Prepaid expenses and other	158,642	141,237
Total current assets	3,119,126	3,042,885
Property, plant, and equipment, net of accumulated depreciation of $1,233,503 and $1,224,912, respectively	595,446	566,751
Operating lease right-of-use asset, net	170,716	166,031
Goodwill	1,744,877	1,391,988
Deferred taxes	160,395	156,250
Other intangible assets, net	345,231	198,475
Other assets, net of allowance for expected credit losses of $66,209 and $66,047, respectively	184,497	185,820
Total assets	$6,320,288	$5,708,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$543,323	$554,243
Accrued liabilities	561,747	587,475
Contract liabilities	293,864	274,669
Debt due within one year	12,741	49,868
Operating lease liabilities	37,330	35,630
Total current liabilities	1,449,005	1,501,885
Long-term debt due after one year	2,122,423	1,525,210
Operating lease liabilities	145,851	149,565
Retirement obligations and other liabilities	275,552	277,216
Contingencies (See Note 12)
Shareholders’ equity:
Preferred shares, $1.00 par value	—	—
Shares authorized — 1,000, no shares issued
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	494,925	508,890
Retained earnings	4,385,914	4,261,977
Treasury shares, at cost — 49,532 and 49,763 shares, respectively	(2,241,970)	(2,231,685)
Deferred compensation obligation	7,015	6,629
Accumulated other comprehensive loss	(607,263)	(575,405)
Total Flowserve Corporation shareholders' equity	2,259,612	2,191,397
Noncontrolling interests	67,845	62,927
Total equity	2,327,457	2,254,324
Total liabilities and equity	$6,320,288	$5,708,200
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - April 1, 2026	176,793	$220,991	$486,518	$4,315,243	(49,215)	$(2,218,764)	$6,676	$(598,359)	$67,947	$2,280,252
Stock activity under stock plans	—	—	(1,472)	—	58	1,794	339	—	—	661
Stock-based compensation	—	—	9,879	—	—	—	—	—	—	9,879
Net earnings	—	—	—	98,998	—	—	—	—	2,587	101,585
Cash dividends declared ($0.22 per share)	—	—	—	(28,327)	—	—	—	—	—	(28,327)
Repurchases of common shares	—	—	—	—	(375)	(25,000)	—	—	—	(25,000)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(8,904)	16	(8,888)
Other, net	—	—	—	—	—	—	—	—	(2,705)	(2,705)
Balance - June 30, 2026	176,793	$220,991	$494,925	$4,385,914	(49,532)	$(2,241,970)	$7,015	$(607,263)	$67,845	$2,327,457

Balance - April 1, 2025	176,793	$220,991	$482,529	$4,071,710	(45,616)	$(2,010,045)	$8,114	$(693,528)	$49,494	$2,129,265
Stock activity under stock plans	—	—	(3,165)	—	121	5,406	(1,701)	—	—	540
Stock-based compensation	—	—	10,166	—	—	—	—	—	—	10,166
Net earnings	—	—	—	81,754	—	—	—	—	6,470	88,224
Cash dividends declared ($0.21 per share)	—	—	—	(27,795)	—	—	—	—	—	(27,795)
Repurchases of common shares	—	—	—	—	(738)	(31,709)	—	—	—	(31,709)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	110,324	60	110,384
Other, net	—	—	—	—	—	—	—	—	(73)	(73)
Balance - June 30, 2025	176,793	$220,991	$489,530	$4,125,669	(46,233)	$(2,036,348)	$6,413	$(583,204)	$55,951	$2,279,002
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - January 1, 2026	176,793	$220,991	$508,890	$4,261,977	(49,763)	$(2,231,685)	$6,629	$(575,405)	$62,927	$2,254,324
Stock activity under stock plans	—	—	(34,560)	—	606	14,715	386	—	—	(19,459)
Stock-based compensation	—	—	20,595	—	—	—	—	—	—	20,595
Net earnings	—	—	—	180,679	—	—	—	—	7,275	187,954
Cash dividends declared ($0.44 per share)	—	—	—	(56,742)	—	—	—	—	—	(56,742)
Repurchases of common shares	—	—	—	—	(375)	(25,000)	—	—	—	(25,000)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(31,858)	(181)	(32,039)
Other, net	—	—	—	—	—	—	—	—	(2,176)	(2,176)
Balance - June 30, 2026	176,793	$220,991	$494,925	$4,385,914	(49,532)	$(2,241,970)	$7,015	$(607,263)	$67,845	$2,327,457

Balance - January 1, 2025	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
Stock activity under stock plans	—	—	(31,337)	—	620	24,318	(1,759)	—	—	(8,778)
Stock-based compensation	—	—	18,822	—	—	—	—	—	—	18,822
Net earnings	—	—	—	155,659	—	—	—	—	12,022	167,681
Cash dividends declared ($0.42 per share)	—	—	—	(55,740)	—	—	—	—	—	(55,740)
Repurchases of common shares	—	—	—	—	(1,165)	(52,797)	—	—	—	(52,797)
Other comprehensive income income, net of tax	—	—	—	—	—	—	—	158,220	93	158,313
Other, net	—	—	—	—	—	—	—	—	(211)	(211)
Balance - June 30, 2025	176,793	$220,991	$489,530	$4,125,669	(46,233)	$(2,036,348)	$6,413	$(583,204)	$55,951	$2,279,002
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended June 30,
	2026	2025
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$187,954	$167,681
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	40,414	38,695
Amortization of intangible and other assets	7,903	9,589
(Gain) on remeasurement of previously held equity interest	(27,700)	—
Stock-based compensation	20,595	18,822
Foreign currency, asset write downs and other non-cash adjustments	(17,314)	(6,211)
Change in assets and liabilities:
Accounts receivable, net	6,859	(22,631)
Inventories	(4,294)	14,208
Contract assets, net	(11,161)	(28,930)
Prepaid expenses and other assets, net	17,984	13,589
Accounts payable	(52,347)	(10,414)
Contract liabilities	(10,439)	(15,254)
Accrued liabilities	(80,798)	(84,466)
Retirement obligations and other liabilities	9,801	2,196
Net deferred taxes	(1,291)	7,338
Net cash flows provided by operating activities	86,166	104,212
Cash flows — Investing activities:
Capital expenditures	(33,807)	(28,340)
Payments for acquisitions, net of cash acquired	(517,735)	—
Proceeds from disposal of assets	9,865	867
Affiliate investment activity	(2,000)	—
Net cash flows (used) by investing activities	(543,677)	(27,473)
Cash flows — Financing activities:
Proceeds from issuance of senior notes, net of discount	499,320	—
Payments on term loan	(77,875)	(18,750)
Proceeds from long-term debt	74,750	—
Payment of deferred loan costs	(4,893)	—
Proceeds under revolving credit facility	150,000	50,000
Payments under revolving credit facility	(100,000)	(50,000)
Proceeds under other financing arrangements	998	3,072
Payments under other financing arrangements	(5,266)	(1,231)
Repurchases of common shares	(25,000)	(52,797)
Payments related to tax withholding for stock-based compensation	(23,011)	(11,337)
Payments of dividends	(54,838)	(55,209)
Contingent consideration payment related to acquired business	—	(15,000)
Other	529	(3,192)
Net cash flows (used) provided by financing activities	434,714	(154,444)
Effect of exchange rate changes on cash and cash equivalents	(6,379)	31,467
Net change in cash and cash equivalents	(29,176)	(46,238)
Cash and cash equivalents at beginning of period	760,183	675,441
Cash and cash equivalents at end of period	$731,007	$629,203
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2026 and 2025 and condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report").
Middle East Conflict – The current armed conflict with Iran and resulting geopolitical instability in the Middle East has contributed to a slowdown in overall economic activity across the Middle East, reducing demand and constraining the Company’s ability to operate at normal levels in affected areas. This has caused a decrease in both our bookings and revenue in the region during 2026. These conditions have the potential to further impact business performance both regionally and globally if they persist or intensify.
In addition, the armed conflict with Iran has disrupted certain regional logistics and supply markets, resulting in longer lead times and increased freight and materials costs on certain trade lanes affecting the Company. The disruption to the Strait of Hormuz has required rerouting of substantially all inbound freight and most outbound freight in the affected region, contributing to ocean transit delays and increased freight costs. There have also been supply chain impacts as a result of the conflict with Iran in other countries we rely on such as India and China. The Company continues to monitor these conditions and implement mitigation actions and, while impacts have not materially disrupted overall operations to date, prolonged or worsening conditions could adversely affect bookings, revenue, costs, lead times, margins and delivery performance.
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
Termination of Merger with Chart Industries, Inc. - As previously disclosed, on June 3, 2025, Flowserve entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Flowserve, Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve (“First Merger Sub”), Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (“Second Merger Sub”), and Chart Industries, Inc., a Delaware corporation (“Chart”), which provided that, upon the terms and subject to the conditions set forth therein, (i) First Merger Sub would merge with and into Chart (the “First Merger”), with Chart surviving as a wholly owned subsidiary of Flowserve (the “Initial Surviving Company”) and (ii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Initial Surviving Company would merge with and into Second Merger Sub (the “Second Merger”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of Flowserve (collectively, the "Chart Merger").
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
The Mutual Termination Agreement also provided for the mutual release by each of Flowserve and Chart of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. Pursuant to the Mutual Termination Agreement, Flowserve and Chart have also entered into a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term. We incurred $41.2 million in transaction costs related to the Chart Merger for the twelve-month period ended December 31, 2025, which are included within SG&A in our condensed consolidated statements of income. $15.5 million of the transaction costs incurred were incurred during the three and six-month periods ended June 30, 2025.
Tariffs imposed under the International Emergency Economic Powers Act - On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States that the tariffs imposed under IEEPA were invalid. As a result of this ruling, the CIT issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal to process tariff refund requests and the Company was able to submit its tariff refund requests through this portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request covering our Phase 1 entries for refund of $35.4 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. The timing for submitting claims related to our Phase 3 entries has not yet been established. We did not have any entries eligible for refunds under CBP’s Phase 2. The timing and amount of any recoveries remain uncertain and subject to execution by the CBP.
Based on the U.S. Supreme Court's ruling, related CIT proceedings, and the Company's submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company concluded as of March 31, 2026 that the recovery of previously incurred Phase 1 IEEPA tariffs was probable. Under a loss recovery accounting method, we recognized a receivable of $35.4 million for the IEEPA tariffs incurred in Other assets within the condensed consolidated balance sheet and a corresponding reversal of cost of sales ("COS") and inventory for $30.4 million and $5.0 million within our condensed consolidated statement of income for the three-month period ended March 31, 2026 and the condensed consolidated balance sheet for the period ended March 31, 2026, respectively.
Beginning on May 6, 2026 and through June 30, 2026, we received cash of $20.9 million for a portion of our refund claims, with applicable interest. Accordingly, we reclassified the remaining receivable from other assets to accounts receivable, net, a current asset, within our condensed consolidated balance sheet as of June 30, 2026. Through July 29, 2026, we have received substantially all cash refunds that were previously submitted and recognized in the consolidated financial statements. We continue to monitor developments, including those that impact our Phase 3 entries, and assess the potential impact on the consolidated financial statements and results of operations.
PMV Divestiture - On May 7, 2026, Flowserve entered into a definitive agreement to divest PMV Automation AB and PMV Automation US LLC, wholly owned subsidiaries comprising the PMV Automation business within our Flow Control Division (“FCD”) segment, to a third party for cash consideration of $35 million, subject to customary purchase price adjustments (the "PMV Divestiture"). The transaction is expected to close in the third quarter of 2026, subject to the satisfaction of customary closing conditions. We incurred $1.6 million of transaction costs related to the PMV Divestiture for the six-month period ended June 30, 2026, which are included within SG&A in our condensed consolidated statements of income. We expect to recognize a gain on the PMV Divestiture upon close of the transaction.
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
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326). "The amendments provide a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under the update, an entity who elects the practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts to estimate expected credit losses. The update also includes an accounting policy election which is not relevant to Flowserve as a public business entity. The amendments are effective prospectively for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We did not elect the practical expedient, so there is no impact on our consolidated financial statements.
Pronouncements Not Yet Implemented
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments require disclosure of amounts, in the notes to financial statements, of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Specified expenses, gains and losses that are already disclosed under existing U.S. GAAP are also required to be included in the disaggregated income statement expense line-item disclosure. The amendments also require disclosure of the total amount of selling expenses and the entity's definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026. ASU No. 2025-01 on the same topic issued in January 2025 further clarifies the effective date for interim periods. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. We are evaluating the impact of this ASU on our disclosures.
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
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The amendments include improvements to the navigability of Topic 270 and clarification on when guidance is applicable. These updates are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. Additionally, the update adds a disclosure principle which requires entities issuing condensed statements to disclose events occurring since the end of the most recent fiscal year that have a material impact on the entity. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively to any or all prior periods presented. We do not expect the adoption of the ASU to have a material impact on the Company or our disclosures.
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
In May 2026, the FASB issued ASU No. 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)." The amendments create an entirely new Topic in the Accounting Standards Codification providing recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The new Topic is intended to improve the understandability of financial accounting and reporting about environmental credits and environmental credit obligations and enhance comparability of that information by reducing diversity in practice. The amendments are effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The amendments must be applied retrospectively in the period of adoption. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

2.     ACQUISITIONS
Trillium Flow Technologies' Valves Division Acquisition
On June 30, 2026, we acquired for inclusion in FCD and Flowserve Pumps Division ("FPD"), all of the equity interests of Trillium Flow Technologies’ Valves Division ("TVD"), for an initial purchase price of $490 million, subject to additional preliminary closing working capital adjustments of $1.2 million, and net of cash acquired of $49.9 million. TVD is a market leading provider of highly engineered mission-critical valves used in nuclear and traditional power generation, industrial, and critical infrastructure applications. The acquisition was funded using available cash, including the use of the net proceeds from the issuance of our 2036 Senior Notes discussed in Note 7 "Debt and Finance Lease Obligations." The acquisition was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting.
The fair value of assets acquired and liabilities assumed has been recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. The initial fair value estimates recorded were based primarily on purchase allocations for comparable market transactions, in addition to information available after close of the transaction. We will continue to evaluate the initial fair values, which may be adjusted as additional information relative to the fair value of the assets and liabilities becomes available. The estimates will be finalized within one year from the date of acquisition. The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date during the second quarter of 2026:

(Amounts in millions)	June 30, 2026
Accounts receivable	39.2
Contract assets	11.1
Inventories	45.6
Prepaid expenses and other	7.3
Total current assets	103.2
Trademark	12.0
Existing customer relationships	111.0
Backlog	17.0
Total intangible assets	140.0
Property, plant and equipment, net	14.9
Right-of-use assets	20.1
Other Long Term Assets	5.5
Total assets	283.7
Accounts payable	(39.8)
Accrued and other liabilities	(25.5)
Contract liabilities	(31.7)
Current liabilities	(97.0)
Noncurrent liabilities	(17.9)
Net assets	168.8
Goodwill	322.4
Purchase price, net of cash acquired of $49.9 million	$491.2
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $322.4 million represents the value expected to be obtained from expanding Flowserve's reach in both conventional and emerging markets by integrating TVD's highly specialized valve and actuation product portfolio, differentiated power and nuclear technology, and scalable service offerings with Flowserve's existing product portfolio and services. The goodwill related to this acquisition is recorded in the FCD and FPD segments with a preliminary allocation of $274.1 million and $48.3 million to FCD and FPD, respectively. The deductibility of goodwill for tax purposes is still being evaluated. The intangible assets have been assigned a useful life on a preliminary basis. Trademarks have an expected indefinite life, customer relationships have an expected useful life between 12 and 14 years and backlog has an expected useful life of one year. In total, amortizable intangible assets have a weighted average useful life of approximately 11 years.

No proforma financial information has been presented due to immateriality. Acquisition related expenses incurred during the three and six months ended June 30, 2026 were $8.4 million and $15.1 million, respectively, and are included within SG&A expense in our condensed consolidated statements of income.
Flowserve Al Mansoori Services Company Acquisition
On May 11, 2026, Flowserve acquired for inclusion in FPD, the remaining 51% equity interest in Flowserve Al Mansoori Services Company ("FAMCO") a joint venture company between Flowserve Corporation and Abu Dhabi based Al Mansoori Specialized Engineering, for the service and repair of all Flowserve pumps, mechanical seals and systems in the region for $34.5 million cash consideration. As a result of the transaction, FAMCO became a wholly owned subsidiary of Flowserve, and its financial results subsequent to the acquisition date are included in Flowserve's consolidated financial statements and are immaterial for the period from May 11, 2026 to June 30, 2026. The acquisition was funded by cash on hand. The acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting. Since Flowserve held a 49% equity interest in FAMCO immediately prior to the acquisition and accounted for that investment under the equity method, we remeasured our previously held equity interest to the estimated fair value of $33.3 million as of the acquisition date and recognized a gain of $27.7 million in net earnings from affiliates in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The fair value of Flowserve's previously held equity interest utilized the enterprise value of FAMCO, which was estimated using a market and income approach to valuation. The market approach utilizes observable market data and the income approach utilizes unobservable inputs (Level 3), including projected future cash flows, revenue growth rates and discount rates.
The estimated enterprise fair value of FAMCO at the acquisition date was $67.8 million. During the second quarter of 2026, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. We will continue to evaluate the initial fair values, which may be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The estimates will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price includes $8.6 million intangible net assets, including deferred tax liabilities, and $15.0 million in amortizable intangible assets with a weighted average useful life of approximately four years. The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $44.2 million represents the value expected from obtaining FAMCO's customer portfolio to expand our services offerings in a key geography. The goodwill related to this acquisition is recorded in the FPD segment and is not expected to be deductible for tax purposes.
No proforma financial information has been presented due to immateriality. Acquisition and integration-related costs during the three and six months ended June 30, 2026 are immaterial, and are included within SG&A expense in our condensed consolidated statements of income.
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
During the fourth quarter of 2025 the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. During the second quarter of 2026, we recorded immaterial measurement period adjustments related to working capital accounts with a net offsetting decrease to goodwill of $2.9 million. The allocation of purchase price was finalized during the second quarter of 2026. The final allocation of the purchase price includes $5.4 million in tangible net assets, including deferred tax liabilities, and $22.9 million in amortizable intangible assets with a weighted average useful life of approximately four years. The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $44.1 million represents the value expected from obtaining Greenray's deep product expertise and durable revenue for a large installed base of mission-critical equipment, with the ability to leverage our expansive global network of Quick Response Centers for growth. The goodwill related to this acquisition is recorded in the FPD segment and is not expected to be deductible for tax purposes in the U.K. We incurred $0.6 million in acquisition and integration-related costs during the six months ended June 30, 2026, which are included within SG&A expense in our condensed consolidated statements of income.
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
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $135.4 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful life of approximately eight years. We recorded an indemnification asset and corresponding liability of $7.5 million related to legal matters that existed pre-acquisition and were unresolved at the date of acquisition, for which the seller agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our consolidated balance sheets. Several of the litigation matters addressed in the indemnification have been settled since the date of acquisition and as of June 30, 2026, the remaining indemnification asset and liability are immaterial. We incurred $5.2 million in acquisition and integration related costs for the six-month period ended June 30, 2025 associated with the acquisition which are included within SG&A and COS in our consolidated statement of income.

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
Revenue from products and services transferred to customers over time accounted for approximately 16% and 17% of total revenue for the three-month period ended June 30, 2026 and 2025, respectively, and 17% and 18% for the six-month period ended June 30, 2026 and 2025, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 84% and 83% of total revenue for the three-month period ended June 30, 2026 and 2025, and 83% and 82% for the six-month period ended June 30, 2026 and 2025, respectively. Refer to Note 3, "Revenue Recognition," to our condensed consolidated financial statements included in our 2025 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$238,921	$254,937	$493,858
Aftermarket	574,181	101,136	675,317
	$813,102	$356,073	$1,169,175

	Three Months Ended June 30, 2025
	FPD	FCD	Total
Original Equipment	$284,481	$270,970	$555,451
Aftermarket	533,019	99,622	632,641
	$817,500	$370,592	$1,188,092

	Six Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$454,719	$495,713	$950,432
Aftermarket	1,101,429	185,583	1,287,012
	$1,556,148	$681,296	$2,237,444

	Six Months Ended June 30, 2025
	FPD	FCD	Total
Original Equipment	$564,711	$547,785	$1,112,496
Aftermarket	1,034,278	185,861	1,220,139
	$1,598,989	$733,646	$2,332,635
Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$368,950	$151,679	$520,629
Latin America(2)	78,092	12,026	90,118
Middle East and Africa	128,613	56,369	184,982
Asia Pacific	94,156	80,019	174,175
Europe	143,291	55,980	199,271
	$813,102	$356,073	$1,169,175

	Three Months Ended June 30, 2025
	FPD	FCD	Total
North America(1)	$362,410	$156,340	$518,750
Latin America(2)	56,332	12,106	68,438
Middle East and Africa	151,210	49,827	201,037
Asia Pacific	99,195	86,167	185,362
Europe	148,353	66,152	214,505
	$817,500	$370,592	$1,188,092

	Six Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$710,082	$295,696	$1,005,778
Latin America(2)	143,891	22,195	166,086
Middle East and Africa	241,724	104,291	346,015
Asia Pacific	177,201	145,293	322,494
Europe	283,250	113,821	397,071
	$1,556,148	$681,296	$2,237,444

	Six Months Ended June 30, 2025
	FPD	FCD	Total
North America(1)	$689,737	$295,526	$985,263
Latin America(2)	128,038	22,745	150,783
Middle East and Africa	295,003	100,517	395,520
Asia Pacific	196,408	191,674	388,082
Europe	289,803	123,184	412,987
	$1,598,989	$733,646	$2,332,635
__________________________________
(1) North America represents United States and Canada.
(2) Latin America includes Mexico.
On June 30, 2026, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $1,107 million. We estimate recognition of approximately $365 million of this amount as revenue in the remainder of 2026 and an additional $742 million in 2027 and thereafter.
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
The following table presents beginning and ending balances of contract assets and contract liabilities, current and long-term, for the six months ended June 30, 2026 and 2025:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2026	$322,472	$247	$274,669	$5,774
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(167,202)	—
Revenue recognized in the period in excess of billings	387,373	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	161,171	170
Amounts transferred from contract assets to receivables	(374,212)	(242)	—	—
Currency effects and other, net (3)	4,601	(5)	25,226	(159)
Ending balance, June 30, 2026	$340,234	$—	$293,864	$5,785

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2025	$298,906	$923	$283,670	$673
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(183,543)	—
Revenue recognized in the period in excess of billings	385,606	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	169,624	4,328
Amounts transferred from contract assets to receivables	(349,394)	(966)	—	—
Currency effects and other, net	4,237	136	13,430	93
Ending balance, June 30, 2025	$339,355	$93	$283,181	$5,094
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.
(3) Includes the addition of $11.1 million in contract assets, net and $31.7 million in contract liabilities from the acquisition of TVD.

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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the six months ended June 30, 2026 and 2025:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2026	$83,094	$6,028
Charges to cost and expenses, net of recoveries	7,808	(27)
Write-offs	(1,648)	(8)
Currency effects and other, net	110	(122)
Ending balance, June 30, 2026	$89,364	$5,871

Beginning balance, January 1, 2025	$79,059	$3,404
Charges to cost and expenses, net of recoveries	8,617	1,076
Write-offs	(722)	(91)
Currency effects and other, net	4,957	188
Ending balance, June 30, 2025	$91,911	$4,577
Our allowance on long-term receivables, included in other assets, net, represents receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the six months ended June 30, 2026 and 2025:

(Amounts in thousands)	2026	2025
Beginning balance, January 1,	$66,047	$66,081
Currency effects and other, net	162	(251)
Ending balance, June 30,	$66,209	$65,830
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2026.

5.      STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 4,394,824 were available for issuance as of June 30, 2026. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of, and for the three and six-month periods ended June 30, 2026, no stock options were outstanding and exercisable, granted or vested.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. We had unearned compensation of $41.9 million and $24.5 million at June 30, 2026 and December 31, 2025, which is expected to be recognized over a remaining weighted-average period of approximately one and one year, respectively. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2026 and 2025 was $2.1 million and $2.0 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2026 and 2025 was $34.1 million and $25.6 million, respectively.
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
We recorded stock-based compensation expense of $9.9 million ($7.7 million after-tax) and $10.1 million and ($7.8 million after-tax) for the three-months ended June 30, 2026 and 2025, respectively. We recorded stock-based compensation expense of $20.6 million ($16.0 million after-tax) and $18.8 million and ($14.5 million after-tax) for the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2026
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding as of January 1, 2026	1,706,027	$48.59
Granted	557,965	83.24
Vested	(804,656)	42.42
Cancelled	(105,935)	64.63
Outstanding as of June 30, 2026	1,353,401	$65.29
Unvested Restricted Shares outstanding as of June 30, 2026 included approximately 447,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards issued in 2026 are based on our annual return on invested capital and earnings per share ("EPS") growth over a three-year period. Targets for outstanding performance awards issued in 2025 and 2024 are based on our annual return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2026, 2025 and 2024 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by up to 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,029,000 shares based on performance targets. As of June 30, 2026, we estimate vesting of approximately 686,000 shares based on expected achievement of performance targets.

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
Foreign exchange forward contracts with third parties had notional values of $342.1 million and $456.9 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the length of foreign exchange contracts currently in place ranged from 10 days to 14 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contract agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2026	2025
Current derivative assets	$875	$2,721
Noncurrent derivative assets	—	66
Current derivative liabilities	1,310	1,305
Noncurrent derivative liabilities	118	—
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Gains (losses) recognized in income	$2,101	$2,520	$3,142	$(2,031)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.

7.     DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2026	2025
5.70% USD Senior Notes due May 15, 2036, net of unamortized discount and debt issuance costs of $5,501 at June 30, 2026	$494,499	$—
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $2,946 and $3,264, respectively	$497,054	$496,736
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $3,685 and $3,989, respectively	496,315	496,011
Term Loan Facility, interest rate of 5.11% at June 30, 2026 and 5.15% at December 31, 2025, net of debt issuance costs of $1,119 and $736, respectively	448,881	452,389
Revolving Credit Facility, interest rate of 5.00% at June 30, 2026	150,000	100,000
Finance lease obligations and other borrowings	48,414	29,942
Debt and finance lease obligations	2,135,163	1,575,078
Less amounts due within one year	12,741	49,868
Total debt due after one year	$2,122,423	$1,525,210
.
2036 Senior Notes
On May 12, 2026, we completed a public offering of $500.0 million in aggregate principal amount of senior notes due May 15, 2036 ("2036 Senior Notes"). The 2036 Senior Notes bear an interest rate of 5.700% per year, payable on May 15 and November 15 of each year, commencing on November 15, 2026. The 2036 Senior Notes were priced at 99.864% of par value, reflecting a discount to the aggregate principal amount. We used the net proceeds from the offering of the 2036 Senior Notes to fund the purchase of TVD on June 30, 2026.
Senior Credit Facility
As discussed in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in our 2025 Annual Report, our credit agreement (the "Senior Credit Agreement") provides an $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300.0 million unsecured term loan facility (the "Term Loan") with a maturity date of September 13, 2026, which has been amended and extended to April 15, 2031, per the Third Amended and Restated Credit Agreement (as defined below).
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
On April 15, 2026, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders (together, the “Lenders”) and letter of credit issuers party thereto to, which among other things, (i) provide a $1,000 million Revolving Credit Facility, and retain the right, subject to certain conditions including Lenders' approval of such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) decreases our Term Loan from $500.0 million to $450.0 million, and (iii) extends the maturity date to April 15, 2031. We believe this Third Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Second Amended and Restated Credit Agreement remained unchanged.
Under the terms and conditions of the Third Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are Term Secured Overnight Financing Rate ("Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At June 30, 2026, the interest rate on the Revolving Credit Facility was Term SOFR plus 1.375% in the case of Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the three and six months ended June 30, 2026, pursuant to the Third Amended and Restated Credit Agreement. At June 30, 2026, the interest rate on the Term Loan (under the Third Amended and Restated Credit Agreement) was Term SOFR plus 1.375% in the case of Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans.
As of June 30, 2026 and December 31, 2025, we had outstanding revolving loans of $150.0 million and $100.0 million, respectively, and outstanding letters of credit of $86.7 million and $84.2 million, respectively. After consideration of the outstanding letters of credit as of June 30, 2026, the amount available for borrowings under our Revolving Credit Facility was $763.3 million. As of December 31, 2025, the amount available for borrowings under our Revolving Credit Facility was $615.8 million. Under the Third Amended and Restated Credit Agreement we have no scheduled repayments until June 30, 2028, under our Term Loan.
Our compliance with the financial covenants under the Third Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all covenants as of June 30, 2026.
8. SUPPLIER FINANCE PROGRAMS
We partner with two banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of June 30, 2026 and December 31, 2025, $7.3 million and $8.1 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheets.
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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 7, "Debt and Finance Lease Obligations." The estimated fair value of our Senior Notes at June 30, 2026 was $1,414.6 million compared to the carrying value of $1,487.9 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at June 30, 2026 and December 31, 2025.
10.     INVENTORIES
Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
	(Amounts in thousands)
Raw materials	$370,408	$356,187
Work in process	276,771	253,052
Finished goods	251,350	257,712
Less: Excess and obsolete reserve	(65,992)	(77,053)
Inventories	$832,537	$789,898

11.     EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2026	2025
Net earnings of Flowserve Corporation	$98,998	$81,754
Earnings attributable to common and participating shareholders	$98,998	$81,754
Weighted average shares:
Common stock	127,620	130,818
Participating securities	24	28
Denominator for basic earnings per common share	127,644	130,846
Effect of potentially dilutive securities	714	753
Denominator for diluted earnings per common share	128,358	131,599
Earnings per common share:
Basic	$0.78	$0.62
Diluted	0.77	0.62

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2026	2025
Net earnings attributable to Flowserve Corporation	$180,679	$155,659
Earnings attributable to common and participating shareholders	$180,679	$155,659
Weighted average shares:
Common stock	127,543	131,176
Participating securities	26	30
Denominator for basic earnings per common share	127,569	131,206
Effect of potentially dilutive securities	920	929
Denominator for diluted earnings per common share	128,489	132,135
Earnings per common share:
Basic	$1.42	$1.19
Diluted	1.41	1.18
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. Participating securities include unvested restricted shares.
For the three months ended June 30, 2026 and 2025, unvested restricted shares of 11,891 and 503,083, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2026 and 2025, unvested restricted shares of 75,137 and 361,980, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
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
During the three and six months ended June 30, 2026, we incurred no expenses and had no cash outflows to defend, resolve or otherwise dispose of asbestos-related claims. For the three and six months ended June 30, 2025, we incurred expenses (net of insurance) of approximately $2.1 million and $4.1 million, respectively, included within SG&A in our condensed consolidated statements of income, and had cash outflows of approximately $9.3 million during the six months ended June 30, 2025 to defend, resolve or otherwise dispose of asbestos-related claims, including legal and other related expenses.
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

13. PENSION AND POSTRETIREMENT BENEFITS
Components of the net periodic cost for pension and postretirement benefits for the three-months ended June 30, 2026 and 2025 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2026	2025	2026	2025	2026	2025
Service cost	$0.2	$0.2	$1.6	$1.7	$—	$—
Interest cost	4.9	5.3	3.4	3.7	0.1	—
Expected return on plan assets	(5.3)	(5.5)	(2.2)	(2.2)	—	—
Settlement loss (1)(2)	1.5	1.5	1.6	—	—	—
Amortization of unrecognized prior service cost and other costs	—	—	0.1	—	—	0.1
Amortization of unrecognized net loss (gain)	0.3	0.1	0.4	0.6	—	(0.2)
Net periodic cost recognized	$1.6	$1.6	$4.9	$3.8	$0.1	$(0.1)
Components of the net periodic cost for pension and postretirement benefits for the six months ended June 30, 2026 and 2025 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2026	2025	2026	2025	2026	2025
Service cost	$0.4	$0.4	$3.3	$3.2	$—	$—
Interest cost	10.3	10.9	6.8	6.9	0.2	0.2
Expected return on plan assets	(11.2)	(11.5)	(4.4)	(4.2)	—	—
Settlement loss (1)(2)	3.0	3.0	1.6	—	—	—
Amortization of unrecognized prior service cost and other costs	0.1	0.1	0.1	0.2	—	0.1
Amortization of unrecognized net loss (gain)	0.5	0.2	0.9	1.1	(0.1)	(0.2)
Net periodic cost recognized	$3.1	$3.1	$8.3	$7.2	$0.1	$0.1
_________________
(1) Represents a pension settlement accounting loss incurred in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees. Full year cash outflows are expected to exceed the service and interest cost components and trigger a settlement loss later in 2026 in the range of $4.0 million - $5.0 million. The first and second quarter of 2026 losses were recorded based on this full year estimate.
(2) Represents a pension settlement accounting loss incurred in conjunction with the settlement of the Revised Pension Plan for Employees of Flowserve Canada.
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
Dividends declared per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared per share	$0.22	$0.21	$0.44	$0.42
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
We repurchased 374,690 shares of our outstanding common stock for $25.0 million and 737,524 shares of our outstanding common stock for $31.7 million during the three-months ended June 30, 2026 and 2025, respectively. We repurchased 374,690 shares of our outstanding common stock for $25.0 million and 1,165,098 shares of our outstanding common stock for $52.8 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had $172.9 million of remaining capacity under our current share repurchase program.
15.     INCOME TAXES

For the three-months ended June 30, 2026, we earned $118.7 million before taxes and recorded a provision for income taxes of $17.1 million resulting in an effective tax rate of 14.4%. For the six months ended June 30, 2026, we earned $226.2 million before taxes and recorded a provision for income taxes of $38.2 million resulting in an effective tax rate of 16.9%. The effective tax rate varied from the U.S. federal statutory rate for the three-months ended June 30, 2026 primarily due to the net impact of the non-taxable FAMCO acquisition gain and foreign operations, partially offset by state income taxes. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2026 primarily due to the net impact of U.S. discrete items, the non-taxable FAMCO acquisition gain and foreign operations, partially offset by state income taxes.

For the three-months ended June 30, 2025, we earned $103.9 million before taxes and recorded a provision for income taxes of $15.6 million resulting in an effective tax rate of 15.1%. For the six months ended June 30, 2025, we earned $201.1 million before taxes and recorded a provision for income taxes of $33.4 million resulting in an effective tax rate of 16.6%. The effective tax rate varied from the U.S. federal statutory rate for the three-months ended June 30, 2025 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2025 primarily due to the net impact of U.S. discrete items, partially offset by state income taxes.

The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of June 30, 2026. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions.
Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of June 30, 2026, the company is not expecting material impacts under currently enacted legislation.

16.     BUSINESS SEGMENT INFORMATION
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	813,102	356,073	1,169,175	—	1,169,175
Intersegment sales	992	1,222	2,214	(2,214)	—
Cost of Sales	(517,953)	(268,749)	(786,702)
Selling, general and administrative expense	(148,004)	(77,528)	(225,532)
Other Segment items (1)	33,014	—	33,014
Segment operating income	181,151	11,018	192,169
Depreciation and amortization	13,305	6,581	19,886	4,371	24,257
Identifiable assets	3,506,395	2,312,896	5,819,291	500,997	6,320,288
Capital expenditures	7,858	3,813	11,671	5,237	16,908

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	817,500	370,592	1,188,092	—	1,188,092
Intersegment sales	1,444	858	2,302	(2,302)	—
Cost of Sales	(519,715)	(263,756)	(783,471)
Selling, general and administrative expense	(142,400)	(69,922)	(212,322)
Other Segment items (1)	5,916	—	5,916
Segment operating income	162,744	37,772	200,516
Depreciation and amortization	10,634	9,144	19,778	4,104	23,882
Identifiable assets	3,289,405	1,778,910	5,068,315	614,210	5,682,525
Capital expenditures	10,623	3,331	13,954	2,648	16,602

	Six Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$1,556,148	$681,296	$2,237,444	$—	$2,237,444
Intersegment sales	2,494	3,575	6,069	(6,069)	—
Cost of Sales	(992,574)	(487,378)	(1,479,952)
Selling, general and administrative expense	(295,172)	(144,759)	(439,931)
Other Segment items (1)	36,006	—	36,006
Segment operating income	306,902	52,734	359,636
Depreciation and amortization	26,382	13,043	39,425	8,892	48,317
Identifiable assets	3,506,395	2,312,896	5,819,291	500,997	6,320,288
Capital expenditures	18,435	6,504	24,939	8,868	33,807

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	1,598,989	733,646	2,332,635	—	2,332,635
Intersegment sales	3,095	1,910	5,005	(5,005)	—
Cost of Sales	(1,034,393)	(527,675)	(1,562,068)
Selling, general and administrative expense	(280,080)	(138,627)	(418,707)
Other Segment items (1)	11,648	—	11,648
Segment operating income	299,259	69,254	368,513
Depreciation and amortization	20,429	18,887	39,316	8,968	48,284
Identifiable assets	3,289,405	1,778,910	5,068,315	614,210	5,682,525
Capital expenditures	17,567	5,627	23,194	5,146	28,340
__________________
(1) Other segment items comprise Net Earnings from Affiliates.

The following are reconciliations from total segment operating income to earnings before income tax reported in the consolidated income statements.

	Three Months Ended June 30,
	2026	2025
	(Amounts in thousands)
Total segment operating income	192,169	200,516
Intersegment sales	(2,214)	(2,302)
Eliminations and all other cost of sales	2,253	1,962
Eliminations and all other SG&A	(40,786)	(53,586)
Interest expense	(25,696)	(20,253)
Interest income	5,023	2,526
Net earnings (loss) from affiliates	1	—
Other income (expense), net	(12,087)	(25,003)
Earnings before income taxes	118,663	103,860

	Six Months Ended June 30,
	2026	2025
	(Amounts in thousands)
Total segment operating income	359,636	368,513
Intersegment sales	(6,069)	(5,005)
Eliminations and all other cost of sales	7,075	5,349
Eliminations and all other SG&A	(89,787)	(90,378)
Interest expense	(46,127)	(39,428)
Interest income	6,523	4,271
Net earnings (loss) from affiliates	—	—
Other income (expense), net	(5,088)	(42,262)
Earnings before income taxes	226,163	201,060

17.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax for the three-months ended June 30, 2026 and 2025:

	2026				2025
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - April 1	$(511,318)	$(93,991)	$(626)	$(605,935)	$(584,526)	$(115,564)	$(723)	$(700,813)
Other comprehensive income (loss) before reclassifications (3)	(12,352)	(14)	—	(12,366)	111,659	(3,148)	—	108,511
Amounts reclassified from AOCL	—	3,452	26	3,478	—	1,849	24	1,873
Net current-period other comprehensive income (loss) (3)	(12,352)	3,438	26	(8,888)	111,659	(1,299)	24	110,384
Balance - June 30	$(523,670)	$(90,553)	$(600)	$(614,823)	$(472,867)	$(116,863)	$(699)	$(590,429)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.6) million and $(7.3) million at April 1, 2026 and 2025, respectively, and $(7.6) million and $(7.2) million at June 30, 2026 and 2025, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2026(1)	2025(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	$(656)	$(547)
Prior service costs(2)	Other expense, net	(136)	(161)
Settlements and other(2)	Other expense, net	(3,076)	(1,500)
	Tax benefit (expense)	416	359
	Net of tax	$(3,452)	$(1,849)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(34)	$(31)
	Tax benefit (expense)	8	7
	Net of tax	$(26)	$(24)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 13, "Pension and Postretirement Benefits," for additional details.

The following table presents the changes in AOCL, net of tax for the six months ended June 30, 2026 and 2025:

	2026				2025
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(485,461)	$(96,673)	$(650)	$(582,784)	$(632,097)	$(115,898)	$(747)	$(748,742)
Other comprehensive income (loss) before reclassifications (3)	(38,209)	817	—	(37,392)	159,230	(4,682)	—	154,548
Amounts reclassified from AOCL	—	5,303	50	5,353	—	3,717	48	3,765
Net current-period other comprehensive income (loss) (3)	(38,209)	6,120	50	(32,039)	159,230	(965)	48	158,313
Balance - June 30	$(523,670)	$(90,553)	$(600)	$(614,823)	$(472,867)	$(116,863)	$(699)	$(590,429)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.4) million and $(7.3) million at January 1, 2026 and 2025, respectively, and $(7.6) million and $(7.2) million at June 30, 2026 and 2025, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.
The following table presents the reclassifications out of AOCL:

		Six Months Ended June 30,
(Amounts in thousands)	Affected line item in the statement of income	2026(1)	2025(1)

Pension and other postretirement effects
Amortization of actuarial losses(2)	Other expense, net	(1,277)	(1,150)
Prior service costs(2)	Other expense, net	(273)	(313)
Settlements and other(2)	Other expense, net	(4,576)	(3,000)
	Tax benefit (expense)	823	746
	Net of tax	$(5,303)	$(3,717)

Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(65)	$(62)
	Tax benefit (expense)	15	14
	Net of tax	$(50)	$(48)
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
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. We deployed the Flowserve Business System to guide the enterprise on incorporating best in class operational practices within five categories: people excellence; operational excellence; portfolio excellence; commercial excellence; and innovation excellence. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio. During 2025, we also initiated certain other portfolio and footprint optimization activities that will continue to be executed throughout 2026 and 2027. These optimization activities together with the CORE program, are referred to as the "2025 Realignment Programs," and collectively with the 2023 Realignment Programs are referred to as the "Realignment Programs." We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $170 million of which $23 million is estimated to be non-cash. Of this anticipated total investment, approximately $76 million relates to FCD, $63 million relates to FPD and $32 million relates to corporate activities. We expect the allocation between COS and SG&A to be consistent with the historical allocation of costs incurred.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The related cash outflows may occur in periods subsequent to when the charges are initially recognized. The following is a summary of total charges, net of adjustments, incurred related to our realignment activities:

	Three Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$11,242	$22,607	$33,849	$—	$33,849
SG&A	1,889	155	2,044	281	2,325
	$13,131	$22,762	$35,893	$281	$36,174
Non-Restructuring Charges
COS	$(721)	$(149)	$(870)	$—	$(870)
SG&A	3,503	1,580	5,083	343	5,426
	$2,782	$1,431	$4,213	$343	$4,556
Total Realignment Charges
COS	$10,521	$22,458	$32,979	$—	$32,979
SG&A	5,392	1,735	7,127	624	7,751
Total	$15,913	$24,193	$40,106	$624	$40,730

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$787	$1,181	$1,968	$—	$1,968
SG&A	1,715	(3,505)	(1,790)	—	(1,790)
	$2,502	$(2,324)	$178	$—	$178
Non-Restructuring Charges
COS	$1,101	$2,036	$3,137	$—	$3,137
SG&A	34	1	35	(32)	3
	$1,135	$2,037	$3,172	$(32)	$3,140
Total Realignment Charges
COS	$1,888	$3,217	$5,105	$—	$5,105
SG&A	1,749	$(3,504)	(1,755)	(32)	(1,787)
Total	$3,637	$(287)	$3,350	$(32)	$3,318

	Six Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS (1)	$10,507	$26,971	$37,478	$—	$37,478
SG&A (2)	3,493	(5,176)	(1,683)	281	(1,402)
	$14,000	$21,795	$35,795	$281	$36,076
Non-Restructuring Charges
COS	$10,102	$1,901	$12,003	$—	$12,003
SG&A	6,040	1,890	7,930	13,688	21,618
	$16,142	$3,791	$19,933	$13,688	$33,621
Total Realignment Charges
COS	$20,609	$28,872	$49,481	$—	$49,481
SG&A	9,533	(3,286)	6,247	13,969	20,216
Total	$30,142	$25,586	$55,728	$13,969	$69,697

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$4,403	$8,290	$12,693	$—	$12,693
SG&A	1,821	(3,505)	(1,684)	—	(1,684)
	$6,224	$4,785	$11,009	$—	$11,009
Non-Restructuring Charges
COS	$464	$2,028	$2,492	$(66)	$2,426
SG&A	(1,069)	(120)	(1,189)	(217)	(1,406)
	$(605)	$1,908	$1,303	$(283)	$1,020
Total Realignment Charges
COS	$4,867	$10,318	$15,185	$(66)	$15,119
SG&A	752	(3,625)	(2,873)	(217)	(3,090)
Total	$5,619	$6,693	$12,312	$(283)	$12,029
____________________________________
(1) Includes within FPD a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(2) Includes within FCD a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs.
The following is a summary of total inception to date charges, net of adjustments, related to the 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$38,287	$42,603	$80,890	$—	$80,890
SG&A	6,012	(7,978)	(1,966)	281	(1,685)
	$44,299	$34,625	$78,924	$281	$79,205
Non-Restructuring Charges
COS	$15,878	$10,390	$26,268	$(75)	$26,193
SG&A	7,453	2,148	9,601	15,895	25,496
	$23,331	$12,538	$35,869	$15,820	$51,689
Total Realignment Charges
COS (3)	$54,165	$52,993	$107,158	$(75)	$107,083
SG&A (4)	13,465	(5,830)	7,635	16,176	23,811
Total	$67,630	$47,163	$114,793	$16,101	$130,894
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities:

	Three Months Ended June 30, 2026
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$25,687	$1	$5,003	$3,158	$33,849
SG&A	1,824	—	—	501	2,325
Total	$27,511	$1	$5,003	$3,659	$36,174

	Three Months Ended June 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$66	$—	$444	$1,458	$1,968
SG&A (1)	1,256	(3,505)	57	402	(1,790)
Total	$1,322	$(3,505)	$501	$1,860	$178

	Six Months Ended June 30, 2026
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS (2)	$27,898	$(3,491)	$5,234	$7,837	$37,478
SG&A (3)	3,292	38	—	(4,732)	(1,402)
Total	$31,190	$(3,453)	$5,234	$3,105	$36,076

	Six Months Ended June 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$7,721	$—	$2,444	$2,528	$12,693
SG&A (1)	1,278	(3,505)	57	486	(1,684)
Total	$8,999	$(3,505)	$2,501	$3,014	$11,009
__________________________________

(1) 2025 Contract Termination charges within SG&A include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(2) Contract Termination charges include a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(3) Other charges include a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS (4)	$59,338	$(3,491)	$7,757	$17,286	$80,890
SG&A (5)	5,859	(3,467)	56	(4,133)	(1,685)
Total	$65,197	$(6,958)	$7,813	$13,153	$79,205
_______________________________
(4) Contract Termination charges include a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(5) Contract Termination charges include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed. Other charges include a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs and a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs (as noted above).
The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the six months ended June 30, 2026 and 2025:

(Amounts in thousands)	2026	2025
Balance at January 1,	$31,757	$8,300
Charges, net of adjustments	34,470	10,666
Cash expenditures	(18,373)	(5,962)
Other non-cash adjustments, including currency	(4,607)	1,156
Balance at June 30,	$43,247	$14,160

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
EXECUTIVE OVERVIEW
Our Company
We are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including energy, chemical, power generation and general, which includes water management and pharmaceuticals, where our products and services enable customers to achieve their goals. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics and turnkey maintenance programs. We currently have approximately 16,000 employees globally and a footprint of manufacturing facilities and QRCs in 48 countries.
Our business model is significantly influenced by the operating and capital spending of global infrastructure industries for the placement of new products into service and maintenance spending for aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are relied upon to maximize operating time of many key industrial processes. We continue to invest in our aftermarket strategy to provide local support to drive customer investments in our offerings and use of our services to replace or repair installed products. The aftermarket portion of our business also helps provide business stability during various economic periods. The aftermarket business, which is primarily served by our network of 155 QRCs (some of which are shared by our two business segments) located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services. It is generally a higher margin business compared to our original equipment business and a key component of our profitable growth strategy.
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
2026 Outlook
We have seen growth from the end-markets we serve and continue to advance our strategy by driving operational excellence and efficiency throughout the organization supported by the Flowserve Business System. The current macroeconomic environment is dynamic and uncertainty exists given the current armed conflict with Iran, ongoing geopolitical instability, and continued trade policy actions, including higher import tariffs in a number of countries in which we operate, the potential implementation of modified or new tariffs and related retaliatory actions. We plan to leverage our global footprint, expansive manufacturing network, flexible supply chain and ability to incorporate tariff impacts into pricing decisions to minimize the economic impact of this uncertainty to our business. While we will continue to monitor and manage macroeconomic trends and uncertainties, including inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate, our existing backlog, improved execution and announced acquisitions activity, provide a solid revenue base for 2026.
As of June 30, 2026, we have cash and cash equivalents of $731.0 million and $763.3 million of borrowings available under our Third Amended and Restated Credit Agreement. On April 15, 2026, we entered into the Third Amended and Restated Credit Agreement, which includes a $1,000 million Revolving Credit Facility and $450.0 million Term Loan. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2026.
OUR RESULTS OF OPERATIONS — Three and Six months ended June 30, 2026 and 2025
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report, on February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States that the tariffs imposed under IEEPA were invalid. As a result of this ruling, the CIT issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal to process tariff refund requests and the Company was able to submit its tariff refund requests through this portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request covering our Phase 1 entries for refund of $35.4 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. The timing for submitting claims related to our Phase 3 entries has not yet been established. We did not have any entries eligible for refunds under CBP’s Phase 2. The timing and amount of any recoveries remain uncertain and subject to execution by the CBP.
Based on the U.S. Supreme Court's ruling, related CIT proceedings, and the Company's submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company concluded as of March 31, 2026 that the recovery of previously incurred Phase 1 IEEPA tariffs was probable. Under a loss recovery accounting method, we recognized a receivable of $35.4 million for the IEEPA tariffs incurred in Other assets within the condensed consolidated balance sheet and a corresponding reversal of cost of sales ("COS") and inventory for $30.4 million and $5.0 million within our condensed consolidated statement of income for the three-month period ended March 31, 2026 and the condensed consolidated balance sheet for the period ended March 31, 2026, respectively.
Beginning on May 6, 2026 and through June 30, 2026, we received cash of $20.9 million for a portion of our refund claims, with applicable interest. Accordingly, we reclassified the remaining receivable from other assets to accounts receivable, net, a current asset, within our condensed consolidated balance sheet as of June 30, 2026. Through July 29, 2026, we have received substantially all cash refunds that were previously submitted and recognized in the consolidated financial statements. We continue to monitor developments, including those that impact our Phase 3 entries, and assess the potential impact on the consolidated financial statements and results of operations.
As discussed in Note 2, "Acquisitions," to our condensed consolidated financial statements included in this Quarterly Report, effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc.,

MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"). We incurred $5.2 million in acquisition and integration related costs for the six-month period ended June 30, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statement of income. The impact of the acquisition of MOGAS was not material for the six-months ended June 30, 2025.
As discussed in Note 2, "Acquisitions," to our condensed consolidated financial statements included in this Quarterly Report, effective December 16, 2025, Flowserve acquired for inclusion in FPD, United Kingdom-based Greenray Turbine Solutions, Ltd. ("Greenray"), a comprehensive provider of aftermarket products and services for industrial gas turbines. We incurred $0.6 million in acquisition and integration-related costs for the six-month period ended June 30, 2026, associated with the acquisition which is included within SG&A in our condensed consolidated statements of income. The impact of the acquisition of Greenray is not material for the three and six-month periods ended June 30, 2026.
As discussed in Note 2, "Acquisitions," to our condensed consolidated financial statements included in this Quarterly Report, effective May 11, 2026, Flowserve acquired for inclusion in FPD, the remaining 51% equity interest in Flowserve Al Mansoori Services Company ("FAMCO") a joint venture company between Flowserve Corporation and Abu Dhabi based Al Mansoori Specialized Engineering, for the service and repair of all Flowserve pumps, mechanical seals and systems in the region. We incurred an immaterial amount in acquisition and integration-related costs for the three and six-month periods ended June 30, 2026. The impact of the acquisition of FAMCO is not material for the three and six-month periods ended June 30, 2026.
As discussed in Note 2, "Acquisitions," to our condensed consolidated financial statements included in this Quarterly Report, effective June 30, 2026, we acquired for inclusion in FCD and FPD, all of the equity interests of Trillium Flow Technologies’ Valves Division ("TVD"). TVD is a market leading provider of highly engineered mission-critical valves used in nuclear and traditional power generation, industrial, and critical infrastructure applications. We incurred $8.4 million and $15.1 million in acquisition and integration-related costs for the three and six-month periods ended June 30, 2026, respectively, associated with the acquisition which are included within SG&A in our condensed consolidated statements of income. The impact of the acquisition of TVD is not material for the three and six-month periods ended June 30, 2026.
Our realignment activities are implemented in phases. We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $170 million of which $23 million is estimated to be non-cash. Upon completion of the 2025 Realignment Programs that have been identified and initiated to date, we expect to achieve annualized cost savings of $140.0 million. Actual savings could vary from expected savings. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment.

	Three Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$10,521	$22,458	$32,979	$—	$32,979
SG&A	5,392	$1,735	7,127	624	7,751
Total	$15,913	$24,193	$40,106	$624	$40,730

	Three Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$1,888	$3,217	$5,105	$—	$5,105
SG&A	1,749	$(3,504)	(1,755)	(32)	(1,787)
Total	$3,637	$(287)	$3,350	$(32)	$3,318

	Six Months Ended June 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS (1)	$20,609	$28,872	$49,481	$—	$49,481
SG&A (2)	9,533	(3,286)	6,247	13,969	20,216
Total	$30,142	$25,586	$55,728	$13,969	$69,697

	Six Months Ended June 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$4,867	$10,318	$15,185	$(66)	$15,119
SG&A	752	(3,625)	(2,873)	(217)	(3,090)
Total	$5,619	$6,693	$12,312	$(283)	$12,029
__________________________________
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
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2026	2025
Bookings	$1,348.1	$1,073.9
Sales	1,169.2	1,188.1

	Six Months Ended June 30,
(Amounts in millions)	2026	2025
Bookings	$2,495.7	$2,299.4
Sales	2,237.4	2,332.6
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
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-

date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2026 increased by $274.2 million, or 25.5%, as compared with the same period in 2025. The increase included currency benefits of approximately $14.4 million. The increased bookings were driven by increased customer orders of $169.6 million in the energy industry, $50.5 million in the power generation industry, $37.8 million in general industries and $16.2 million in the chemical industry. The increase in customer bookings was driven by original equipment and aftermarket bookings.
Bookings for the six months ended June 30, 2026 increased by $196.3 million, or 8.5%, as compared with the same period in 2025. The increase included currency benefits of approximately $57.1 million. The increased bookings were driven by increased customer orders of $132.3 million in the energy industry, $23.7 million in the power generation industry, $23.2 million in the chemical industry, and $21.6 million in general industries. The increase in customer bookings was driven by original equipment and aftermarket bookings.
Sales for the three months ended June 30, 2026 decreased by $18.9 million, or 1.6%, as compared to the same period in 2025. The decrease included currency benefits of approximately $9.5 million. The decreased sales were driven by original equipment sales, with decreased customer sales of $16.4 million into Europe, $14.2 million into the Middle East, $12.0 million into Asia Pacific, $3.0 million into Africa and $1.0 million into North America, partially offset by increased customer sales of $21.2 million into Latin America. Net sales to international customers, including export sales from the United States, were approximately 61% and 62% of total sales for the three-months ended June 30, 2026 and 2025, respectively. Aftermarket sales represented approximately 58% of total sales, as compared with approximately 53% of total sales for the same period in 2025.
Sales for the six months ended June 30, 2026 decreased by $95.2 million, or 4.1%, as compared to the same period in 2025. The decrease included currency benefits of approximately $50 million. The decreased sales were driven by original equipment customer sales, with decreased customer sales of $67.4 million into Asia Pacific, $55.4 million into the Middle East and $17.8 million into Europe, partially offset by increased customer sales of $16.0 million into North America, $14.7 million into Latin America and $4.1 million into Africa. Net sales to international customers, including export sales from the United States, were approximately 61% and 62% of total sales for the six months ended June 30, 2026 and 2025, respectively. Aftermarket sales represented approximately 58% of total sales, as compared with approximately 52% of total sales for the same period in 2025.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $3.3 billion at June 30, 2026 increased by $468.2 million, or 16.3%, as compared to December 31, 2025. Currency effects provided an increase of approximately $25.7 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 41.1% of the backlog at June 30, 2026 and 42.0% of the backlog at December 31, 2025 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $1.1 billion related to contracts having an original expected duration of over one year as discussed in Note 3, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Gross profit	$384.7	$406.6
Gross profit margin	32.9%	34.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Gross profit	$764.6	$775.9
Gross profit margin	34.2%	33.3%
Gross profit for the three months ended June 30, 2026 decreased by $21.9 million, or 5.4%, as compared with the same period in 2025. Gross profit margin for the three months ended June 30, 2026 of 32.9% decreased from 34.2% for the same period in 2025. The decrease in gross profit margin was primarily due to increased charges of $27.9 million related to our realignment activities, higher broad-based annual incentive compensation and disruptions in the Middle East, partially offset by decreased amortization expense on intangible assets, including acquisition related intangible assets, of $1.1 million and continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization.
Gross profit for the six months ended June 30, 2026 decreased by $11.3 million, or 1.5%, as compared with the same period in 2025. Gross profit margin for the six months ended June 30, 2026 of 34.2% increased from 33.3% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization, lower broad-based annual incentive compensation, decreased amortization expense on intangible assets, including acquisition related intangible assets, of $3.6 million and lower sales volume, partially offset by a $7.9 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America, increased charges of $34.4 million related to our realignment activities and disruptions in the Middle East. The increase in gross profit margin also includes the impact of $30.4 million in IEEPA tariff refunds recorded during the first quarter of 2026.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
SG&A	$266.3	$265.9
SG&A as a percentage of sales	22.8%	22.4%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
SG&A	$529.7	$509.1
SG&A as a percentage of sales	23.7%	21.8%
SG&A for the three months ended June 30, 2026 increased by $0.4 million, or 0.2%, as compared with the same period in 2025. Currency effects yielded an increase of approximately $3.1 million. SG&A increased due to increased charges of $9.5 million related to our realignment activities, increased charges of $6.1 million for acquisition and integration related costs associated with the TVD and FAMCO acquisitions and transaction costs associated with the PMV Divestiture incurred in the second quarter of 2026 compared to MOGAS acquisition and integration related charges incurred in the comparative period, higher broad-based annual incentive compensation, increased amortization expense on intangible assets, including acquisition related intangible assets of $1.8 million and an increase in bad debt expense of $1.1 million, partially offset by $15.5 million in transaction costs incurred during the comparative period associated with the terminated Chart Merger that did not recur and decreased research and development costs of $2.3 million, as compared to the same period in 2025. SG&A as a percentage of sales for the three months ended June 30, 2026 increased 40 basis points driven by cost increases and lower sales volume.
SG&A for the six months ended June 30, 2026 increased by $20.6 million, or 4.0%, as compared with the same period in 2025. Currency effects yielded an increase of approximately $12.2 million. SG&A increased due to increased charges of $23.3 million related to our realignment activities, increased charges of $13.4 million for acquisition and integration related costs associated with the Greenray, TVD and FAMCO acquisitions and transaction costs associated with the PMV Divestiture incurred in 2026 compared to MOGAS acquisition and integration related charges incurred in the comparative period, increased amortization expense on intangible assets, including acquisition related intangible assets, of $2.7 million and a $1.4 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America, partially offset by $15.5 million in transaction costs incurred during the comparative period associated with the terminated Chart Merger that did not recur, lower broad-based annual incentive compensation, a decrease in research and development costs of $2.1 million, and a decrease in bad debt expense of $1.1 million. SG&A as a percentage of sales for the six months ended June 30, 2026 increased 190 basis points driven by cost increases.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2026	2025
Net earnings from affiliates	$33.0	$5.9

	Six Months Ended June 30,
(Amounts in millions)	2026	2025
Net earnings from affiliates	$36.0	$11.6
Net earnings from affiliates for the three months ended June 30, 2026 increased by $27.1 million, or 459.3%, as compared with the same period in 2025. The increased net earnings from affiliates was primarily a result of a $27.7 million gain recognized on the remeasurement of our previously held equity interest in FAMCO.

Net earnings from affiliates for the six months ended June 30, 2026 increased by $24.4 million, or 210.3%, as compared with the same period in 2025. The increased net earnings from affiliates was primarily a result of a $27.7 million gain recognized on the remeasurement of our previously held equity interest in FAMCO, partially offset by decreased earnings of our FPD joint venture in South Korea.
Operating Income

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Operating income	$151.4	$146.6
Operating income as a percentage of sales	13.0%	12.3%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Operating income	$270.9	$278.5
Operating income as a percentage of sales	12.1%	11.9%
Operating income for the three months ended June 30, 2026 increased by $4.8 million, or 3.3%, as compared with the same period in 2025. The increase included negative currency effects of approximately $0.4 million. The increase was primarily a result of the $27.1 million increase in net earnings from affiliates, partially offset by the $21.9 million decrease in gross profit and the $0.4 million increase in SG&A.
Operating income for the six months ended June 30, 2026 decreased by $7.6 million, or 2.7%, as compared with the same period in 2025. The decrease included negative currency effects of approximately $1 million. The decrease was primarily a result of the $11.3 million decrease in gross profit and the $20.6 million increase in SG&A, partially offset by the $24.4 million increase in net earnings from affiliates.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2026	2025
Interest expense	$(25.7)	$(20.3)
Interest income	5.0	2.5

	Six Months Ended June 30,
(Amounts in millions)	2026	2025
Interest expense	$(46.1)	$(39.4)
Interest income	6.5	4.3
Interest expense for the three months ended June 30, 2026 increased by $5.4 million, as compared with the same period in 2025, primarily due to higher outstanding debt during the period. Interest income for the three months ended June 30, 2026 increased by $2.5 million primarily due to interest income earned on IEEPA tariff refunds and a higher average balance as compared to the same period in 2025.
Interest expense for the six months ended June 30, 2026 increased by $6.7 million, as compared with the same period in 2025, primarily due to higher outstanding debt during the period. Interest income for the six months ended June 30, 2026 increased by $2.2 million primarily due to interest income earned on IEEPA tariff refunds and a higher average balance as compared to the same period in 2025.
Other Expense, Net

	Three Months Ended June 30,
(Amounts in millions)	2026	2025
Other expense, net	$(12.1)	$(25.0)

	Six Months Ended June 30,
(Amounts in millions)	2026	2025
Other expense, net	$(5.1)	$(42.3)
Other expense, net for the three months ended June 30, 2026 decreased $12.9 million as compared to the same period in 2025 primarily due to a $14.1 million decrease in losses from transactions in currencies other than our sites' functional currencies partially offset by a $0.4 million loss arising from transactions on foreign exchange forward contracts. The net currency change was primarily due to the foreign currency exchange rate movements in the Euro, Singaporean dollar, Swedish krona and Mexican peso during the three months ended June 30, 2026, as compared to the same period in 2025. The three months ended June 30, 2026 also includes a pension settlement loss of $3.1 million incurred in conjunction with pension plans in the United States and Canada.
Other expense, net for the six months ended June 30, 2026 decreased $37.2 million as compared to the same period in 2025 primarily due to a $28.9 million decrease in losses from transactions in currencies other than our sites' functional currencies and a $5.2 million decrease in losses arising from transactions on foreign exchange forward contracts. The net currency change was primarily due to the foreign currency exchange rate movements in the Euro, Singaporean dollar, and Swedish krona during the six months ended June 30, 2026, as compared to the same period in 2025. The six months ended June 30, 2026 also includes a pension settlement loss of $4.6 million incurred in conjunction with pension plans in the United States and Canada.
Income Taxes and Tax Rate

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Provision for (benefit from) income taxes	$17.1	$15.6
Effective tax rate	14.4%	15.1%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Provision for (benefit from) income taxes	$38.2	$33.4
Effective tax rate	16.9%	16.6%
The effective tax rate of 14.4% for the three months ended June 30, 2026 decreased from 15.1% for the same period in 2025. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2026 primarily due to the net impact of the non-taxable FAMCO acquisition gain and foreign operations, partially offset by state income taxes. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 16.9% for the six months ended June 30, 2026 increased from 16.6% for the same period in 2025. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2026 primarily due to the net impact of U.S. discrete items, the non-taxable FAMCO acquisition gain and foreign operations, partially offset by state income taxes. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2026	2025
Other comprehensive income (loss):	$(8.9)	$110.4

	Six Months Ended June 30,
(Amounts in millions)	2026	2025
Other comprehensive income (loss):	$(32.0)	$158.3
Other comprehensive income for the three months ended June 30, 2026 decreased by $119.3 million to a loss of $8.9 million from income of $110.4 million in the same period in 2025. The decrease was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Indian rupee and Mexican peso versus the U.S. dollar during the three months ended June 30, 2026, as compared to the same period in 2025.
Other comprehensive income for the six months ended June 30, 2026 decreased by $190.3 million to a loss of $32.0 million from income of $158.3 million in the same period in 2025. The decrease was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro and Indian rupee versus the U.S. dollar during the six months ended June 30, 2026, as compared to the same period in 2025.
Business Segments
We conduct our operations through two business segments based on the type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. The key operating results for our two business segments, FPD and FCD, are discussed below.
Flowserve Pumps Division Segment Results
Our largest business segment is FPD, through which we design, manufacture, pretest, distribute and service highly custom engineered pumps, pre-configured industrial pumps, pump systems, mechanical seals, and auxiliary systems (collectively referred to as "original equipment") and related services. FPD includes highly engineered pump products with longer lead times and mechanical seals, that are generally manufactured within shorter lead times. FPD also manufactures replacement parts and related equipment and provides aftermarket services. FPD primarily operates in the energy, power generation, chemical, and general industries. FPD operates in 48 countries with 38 manufacturing facilities worldwide, 13 of which are located in North America, 11 in Europe and the Middle East, eight in Asia Pacific, and six in Latin America, and it operates 126 QRCs, including those co-located in manufacturing facilities and/or shared with FCD.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Bookings	$938.1	$723.8
Sales	814.1	818.9
Gross profit	296.1	299.2
Gross profit margin	36.4%	36.5%
SG&A	148.0	142.4
Segment operating income	181.2	162.7
Segment operating income as a percentage of sales	22.3%	19.9%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Bookings	$1,711.4	$1,576.1
Sales	1,558.6	1,602.1
Gross profit	566.1	567.7
Gross profit margin	36.3%	35.4%
SG&A	295.2	280.1
Segment operating income	306.9	299.3
Segment operating income as a percentage of sales	19.7%	18.7%
As discussed above, we revised the end market categories for bookings during the first quarter of 2025. All bookings by industry amounts discussed below, including the 2025 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management, and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets.
Bookings for the three months ended June 30, 2026 increased by $214.4 million, or 29.6%, as compared to the same period in 2025. The increase included currency benefits of approximately $12.5 million. The increase in customer bookings was primarily driven by increased customer orders of $134.7 million in the energy industry, $39.3 million in general industries, $22.5 million in the power generation industry and $10.5 million in the chemical industry. Customer bookings increased $120.0 million into North America, $31.7 million into Latin America, $29.9 million into the Middle East, $11.1 million into Africa, $9.4 million into Europe and $5.3 million into Asia Pacific. The increase in customer bookings was driven by original equipment bookings.

Bookings for the six months ended June 30, 2026 increased by $135.3 million, or 8.6%, as compared to the same period in 2025. The increase included currency benefits of approximately $46.5 million. The increase in customer bookings was primarily driven by increased customer orders of $141.7 million in the energy industry, $15.1 million in general industries, and $9.5 million in the chemical industry, partially offset by decreased customer orders of $32.8 million in the power generation industry. Customer bookings increased $110.0 million into North America, $27.8 million into Latin America, $16.6 million into the Middle East and $11.5 million into Asia Pacific, partially offset by decreased customer orders of $21.1 million into Europe, $11.1 million into Africa. The increase in customer bookings was driven by original equipment bookings.
Sales for the three months ended June 30, 2026 decreased by $4.8 million, or 0.6% as compared to the same period in 2025 and included currency benefits of approximately $9.4 million. The decrease was driven by original equipment customer sales. Decreased customer sales of approximately $18.2 million into the Middle East, $6.1 million into Europe, $5.7 million into Asia Pacific and $5.4 million into Africa were partially offset by increased customer sales of approximately $21.4 million into Latin America and $4.1 million into North America.
Sales for the six months ended June 30, 2026 decreased by $43.5 million, or 2.7% as compared to the same period in 2025 and included currency benefits of approximately $43 million. The decrease was driven by original equipment customer sales. Decreased customer sales of approximately $56.6 million into the Middle East, $20.0 million into Asia Pacific and $7.7 million into Europe were partially offset by increased customer sales of approximately $17.6 million into North America, $15.4 million into Latin America and $2.1 million into Africa.
Gross profit for the three months ended June 30, 2026 decreased by $3.1 million, or 1.0%, as compared to the same period in 2025. Gross profit margin for the three months ended June 30, 2026 of 36.4% decreased from 36.5% for the same period in 2025. The decrease in gross profit margin was primarily due to increased charges of $8.6 million related to our realignment activities, higher broad-based annual incentive compensation, increased amortization expense on intangible assets, including acquisition related intangible assets, of $1.4 million and disruptions in the Middle East, partially offset by continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization as compared to the same period in 2025.
Gross profit for the six months ended June 30, 2026 decreased by $1.6 million, or 0.3%, as compared to the same period in 2025. Gross profit margin for the six months ended June 30, 2026 of 36.3% increased from 35.4% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization, lower broad-based annual incentive compensation and lower sales volume, partially offset by increased charges of $15.7 million related to our realignment activities, a $7.9 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America, increased amortization expense on intangible assets, including acquisition related intangible assets, of $2.5 million and disruptions in the Middle East as compared to the same period in 2025. The increase in gross profit margin also includes the impact of $14.0 million in IEEPA tariff refunds recorded during the first quarter of 2026.
SG&A for the three months ended June 30, 2026 increased by $5.6 million, or 3.9%, as compared to the same period in 2025. Currency effects yielded an increase of approximately $1.7 million. The increase in SG&A was primarily due to increased charges of $3.6 million related to our realignment activities, higher broad-based annual incentive compensation and increased amortization expense on intangible assets, including acquisition related intangible assets, of $1.8 million, partially offset by decreased charges of $0.8 million for bad debt expense and decreased research and development expense of $0.6 million as compared to the same period in 2025.
SG&A for the six months ended June 30, 2026 increased by $15.1 million, or 5.4%, as compared to the same period in 2025. Currency effects yielded an increase of approximately $8.0 million. The increase in SG&A was primarily due to increased charges of $8.8 million related to our realignment activities, increased amortization expense on intangible assets, including acquisition related intangible assets, of $2.7 million, a $1.4 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America and $0.8 million in acquisition and integration related costs associated with the Greenray and FAMCO acquisitions, partially offset by decreased charges of $0.9 million for bad debt expense and decreased research and development expense of $0.6 million as compared to the same period in 2025.
Operating income for the three months ended June 30, 2026 increased by $18.5 million, or 11.4%, as compared to the same period in 2025. The increase included currency benefits of approximately $2 million. The increase was a result of the $27.1 million increase in net earnings from affiliates driven primarily by the gain on remeasurement of our previously held equity interest in FAMCO, partially offset by the decrease in gross profit of $3.1 million and $5.6 million increase in SG&A.
Operating income for the six months ended June 30, 2026 increased by $7.6 million, or 2.5%, as compared to the same period in 2025. The increase included currency benefits of approximately $3 million. The increase was a result of the $24.4 million increase in net earnings from affiliates driven primarily by the gain on remeasurement of our previously held equity interest in FAMCO, partially offset by the decrease in gross profit of $1.6 million and $15.1 million increase in SG&A.

Backlog of $2.2 billion at June 30, 2026 increased by $158.7 million, or 7.8%, as compared to December 31, 2025. Currency effects provided an increase of approximately $21.9 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. Not including the recently acquired TVD facilities, FCD has a total of 48 manufacturing facilities and QRCs in 23 countries around the world, with seven of its 19 manufacturing operations located in Europe and the Middle East, six located in the United States, five located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Bookings	$417.1	$354.7
Sales	357.3	371.5
Gross profit	88.5	107.7
Gross profit margin	24.8%	29.0%
SG&A	77.5	69.9
Segment operating income	11.0	37.8
Segment operating income as a percentage of sales	3.1%	10.2%

	Six Months Ended June 30,
(Amounts in millions, except percentages)	2026	2025
Bookings	$791.3	$730.4
Sales	684.9	735.6
Gross profit	197.5	207.9
Gross profit margin	28.8%	28.3%
SG&A	144.8	138.6
Segment operating income	52.7	69.3
Segment operating income as a percentage of sales	7.7%	9.4%
As discussed above, we revised the end market categories for bookings during the first quarter of 2025. All bookings by industry amounts discussed below, including the 2025 comparative period, have been reclassified from five categories (i.e., oil and gas, chemical, power generation, water management, and general industries) to four categories (i.e., energy, chemical, power generation and general industries) to conform to our current classification of end markets.
Bookings for the three months ended June 30, 2026 increased by $62.5 million, or 17.6%, as compared with the same period in 2025. Bookings included currency benefits of approximately $1.9 million. The increase in customer bookings was driven by increased customer orders of $34.9 million in the energy industry, $28.0 million in the power generation industry and $5.6 million in the chemical industry, partially offset by decreased customer orders of $1.4 million in general industries. Increased customer bookings were driven by increased orders of $34.4 million into Asia Pacific, $27.3 million into North America and $14.2 million into Europe, partially offset by decreased orders of $3.5 million into Latin America, $3.3 million into Africa and $2.1 million into the Middle East. The increase in customer bookings was driven by both original equipment and aftermarket bookings.
Bookings for the six months ended June 30, 2026 increased by $60.9 million, or 8.3%, as compared with the same period in 2025. Bookings included currency benefits of approximately $10.7 million. The increase in customer bookings was primarily driven by increased customer orders of $56.6 million in the power generation industry, $13.7 million in the chemical industry and $6.5 million in general industries, partially offset by decreased customer orders of $9.4 million in the energy industry. Increased customer bookings were driven by increased orders of $55.3 million into Asia Pacific, $31.8 million into Europe, $17.5 million into North America and $0.4 million into Africa, partially offset by decreased orders of $37.5 million into the Middle East and $0.2 million into Latin America. The increase in customer bookings was driven by both original equipment and aftermarket bookings.

Sales for the three months ended June 30, 2026 decreased $14.2 million, or 3.8%, as compared with the same period in 2025. The decrease included currency benefits of approximately $0.1 million. Decreased sales were driven by original equipment customer sales. The decrease was primarily driven by decreased customer sales of $10.4 million into Europe, $6.3 million into Asia Pacific, $5.2 million into North America and $0.1 million into Latin America, partially offset by increased customer sales of $4.0 million into the Middle East and $2.3 million into Africa.
Sales for the six months ended June 30, 2026 decreased $50.7 million, or 6.9%, as compared with the same period in 2025. The decrease included currency benefits of approximately $7.4 million. Decreased sales were driven by original equipment customer sales. The decrease was primarily driven by decreased customer sales of $47.4 million into Asia Pacific, $10.1 million into Europe, $1.5 million into North America and $1 million into Latin America, partially offset by increased customer sales of $2.0 million into Africa and $1.2 million into the Middle East.
Gross profit for the three months ended June 30, 2026 decreased by $19.2 million, or 17.8%, as compared with the same period in 2025. Gross profit margin for the three months ended June 30, 2026 of 24.8% decreased from 29.0% for the same period in 2025. The decrease in gross profit margin was primarily due to increased charges of $19.2 million related to our realignment activities, higher broad-based annual incentive compensation and disruptions in the Middle East, partially offset by continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization and decreased amortization expense on intangible assets, including acquisition related intangible assets, of $2.5 million as compared to the same period in 2025.
Gross profit for the six months ended June 30, 2026 decreased by $10.4 million, or 5.0%, as compared with the same period in 2025. Gross profit margin for the six months ended June 30, 2026 of 28.8% increased from 28.3% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization, decreased amortization expense on intangible assets, including acquisition related intangible assets of $6.0 million, lower broad-based annual incentive compensation and lower sales volume, partially offset by increased charges of $18.6 million related to our realignment activities and disruptions in the Middle East as compared to the same period in 2025. The increase in gross profit margin also includes the impact of $16.4 million in IEEPA tariff refunds recorded during the first quarter of 2026.
SG&A for the three months ended June 30, 2026 increased by $7.6 million, or 10.9%, as compared with the same period in 2025. Currency effects provided an increase of approximately $0.3 million. The increase in SG&A was primarily due to increased charges of $5.2 million related to our realignment activities, increased charges of $5.2 million for acquisition and integration related costs associated with the TVD acquisition incurred in the second quarter of 2026 compared to MOGAS related charges incurred in the comparative period, a $2.0 million increase in bad debt expense and higher broad-based annual incentive compensation, partially offset by a $0.2 million decrease in research and development costs as compared to the same period in 2025.
SG&A for the six months ended June 30, 2026 increased by $6.2 million, or 4.5%, as compared with the same period in 2025. Currency effects provided an increase of approximately $1.9 million. The increase in SG&A was primarily due to increased charges of $11.7 million for acquisition and integration related costs associated with the TVD acquisition compared to MOGAS related charges incurred in the comparative period, higher broad-based annual incentive compensation and increased charges of $0.3 million related to our realignment activities, partially offset by a $1.2 million decrease in research and development costs and $0.3 million decrease in bad debt expense as compared to the same period in 2025.
Operating income for the three months ended June 30, 2026 decreased by $26.8 million, or 70.9%, as compared with the same period in 2025. The decrease included negative currency effects of approximately $1.9 million. The decrease was primarily due to the $19.2 million decrease in gross profit and the $7.6 million increase in SG&A.
Operating income for the six months ended June 30, 2026 decreased by $16.6 million, or 24.0%, as compared with the same period in 2025. The decrease included negative currency effects of approximately $1 million. The decrease was primarily due to the $10.4 million decrease in gross profit and the $6.2 million increase in SG&A.
Backlog of $1.2 billion at June 30, 2026 increased by $324.9 million, or 39.2%, as compared to December 31, 2025. Currency effects provided an increase of approximately $4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2026	2025
Net cash flows provided by operating activities	$86.2	$104.2
Net cash flows (used) by investing activities	(543.7)	(27.5)
Net cash flows (used) provided by financing activities	434.7	(154.4)
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
Our cash balance decreased by $29.2 million to $731.0 million at June 30, 2026, as compared with December 31, 2025. The cash activity during the first six months of 2026 included cash provided by operating activities, $517.7 million in payments for acquisitions, net of cash acquired, $100.0 million in payments under our revolving credit facility, $77.9 million of payments on our $450.0 million unsecured term loan facility (the "Term Loan"), $54.8 million in dividend payments, $33.8 million in capital expenditures, $25.0 million in repurchases of common shares, $23.0 million of payments related to tax withholdings for stock-based compensation, $5.3 million in payments under other financing arrangements and $4.9 million in deferred loan costs, partially offset by $499.3 million proceeds from the issuance of senior notes, $150.0 million proceeds under the Revolving Credit Facility, $74.8 million proceeds from our Term Loan, and $9.9 million proceeds from the disposal of assets.
For the six months ended June 30, 2026, our cash provided by operating activities was $86.2 million, as compared to cash provided of $104.2 million for the same period in 2025. Cash flow used by working capital increased for the six months ended June 30, 2026, primarily due to decreased cash flows provided by, or increased cash flows used by, inventories and accounts payable, partially offset by increased cash flows provided by, or decreased cash flows used by, accounts receivable, contract assets, contract liabilities, prepaid expenses and other assets and accrued liabilities, as compared to the same period in 2025.
Increases in accounts receivable provided $6.9 million of cash flow for the six months ended June 30, 2026, compared to cash used of $22.6 million for the same period in 2025. As of June 30, 2026, our days’ sales outstanding ("DSO") was 82 days as compared to 80 days as of June 30, 2025.
Increases in contract assets used $11.2 million of cash flow for the six months ended June 30, 2026, as compared to cash used of $28.9 million for the same period in 2025.
Changes in inventories used $4.3 million of cash flow for the six months ended June 30, 2026, as compared to cash provided of $14.2 million for the same period in 2025. Inventory turns were 3.6 times at June 30, 2026, as compared to 3.5 times as of June 30, 2025.
Decreases in accounts payable used $52.3 million of cash flow for the six months ended June 30, 2026, as compared to cash used of $10.4 million for the same period in 2025. Decreases in accrued liabilities used $80.8 million of cash flow for the six months ended June 30, 2026, as compared to cash used of $84.5 million for the same period in 2025.
Changes in contract liabilities used $10.4 million of cash flow for the six months ended June 30, 2026, as compared to cash used of $15.3 million for the same period in 2025.
Cash flows used by investing activities during the six months ended June 30, 2026 were $543.7 million, as compared to cash used of $27.5 million for the same period in 2025. The increase in cash used resulted primarily from the $517.7 million payment for the acquisitions of TVD and FAMCO. Capital expenditures during the six months ended June 30, 2026 were $33.8 million, an increase of $5.5 million as compared with the same period in 2025. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2026, we currently estimate capital expenditures to be approximately $100.0 million, before consideration of any merger and acquisition activity.
Cash flows provided by financing activities during the six months ended June 30, 2026 were $434.7 million, as compared to $154.4 million of cash flows used for the same period in 2025. Cash inflows in the six months ended June 30, 2026 resulted primarily from the $499.3 million proceeds from the issuance of the 2036 senior notes, $150.0 million of proceeds from our Revolving Credit Facility and $74.8 million of proceeds from our long-term debt, partially offset by cash outflows of $100.0 million payment on our Revolving Credit Facility, $77.9 million for payments on our Term Loan, $54.8 million for dividend payments, $25.0 million in repurchases of common shares, $23.0 million in payments related to tax withholding for stock-based compensation, $5.3 million of payments on other financing arrangements and $4.9 million for payments of deferred loan costs.

As of June 30, 2026, we had an available capacity of $763.3 million on our Third Amended and Restated Credit Agreement (the "Third Amended and Restated Credit Agreement"), which we entered into with Bank of America, N.A., as administrative agent, and the other lenders (together, the "Lenders") and letter of credit issurers party therto, on April 15, 2026. The Third Amended and Restated Credit Agreement, among other things, (i) provides a $1,000 million Revolving Credit Facility, and retain the right, subject to certain conditions including Lenders' approval of such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) decreases our Term Loan from $500.0 million to $450.0 million, and (iii) extends the maturity date to April 15, 2031. We believe this Third Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Second Amended and Restated Credit Agreement remained unchanged.
During the six months ended June 30, 2026, we have made no contributions to our U.S. pension plan. We have no obligation to make contributions to our U.S. pension plans in 2026, but have authorization for contributions up to $10 million. At December 31, 2025, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
Considering our current debt structure and cash needs, we currently believe cash flows generated from operating activities combined with availability under our Third Amended and Restated Credit Agreement and our existing cash balance will be sufficient to meet our cash needs for our short-term (next 12 months) and long-term (beyond the next 12 months) business needs. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth and an extended decrease in capital spending of our customers, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. See "Financing" and "Cautionary Note Regarding Forward-Looking Statements" below.
As of June 30, 2026, we had $172.9 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Third Amended and Restated Credit Agreement and related covenants. We were in compliance with all applicable covenants under our Third Amended and Restated Credit Agreement as of June 30, 2026.
As of June 30, 2026, we had cash and cash equivalents of $731.0 million and $763.3 million of borrowings available under our Third Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2026.
OUR CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Annual Report. The critical policies, for which no significant changes have occurred in the six months ended June 30, 2026, include:
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $(12.4) million and $111.7 million for the three months ended June 30, 2026 and 2025, respectively, and $(38.2) million and $159.2 million for the six months ended June 30, 2026 and 2025, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2026, we had a U.S. dollar equivalent of $342.1 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $456.9 million at December 31, 2025. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(6.3) million and $(20.0) million for the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $(31.4) million for the six months ended June 30, 2026 and 2025, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at June 30, 2026, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2026 would have impacted our net earnings by approximately $18.0 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2025 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended June 30, 2026, our 2025 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Note 14, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective August 8, 2025, the Board of Directors approved a $400.0 million share repurchase authorization, which included approximately $227.1 million of remaining capacity under the prior $300.0 million share repurchase authorization. We repurchased 374,690 shares of our outstanding common stock for $25.0 million and 737,524 shares of our outstanding common stock for $31.7 million during the three months ended June 30, 2026 and 2025, respectively. We repurchased 374,690 shares of our outstanding common stock for $25.0 million and 1,165,098 shares of our outstanding common stock for $52.8 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we have $172.9 million of remaining capacity under our current share repurchase program. The following table sets forth the activity for each of the three months during the quarter ended June 30, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
April 1 - 30	407	(2)	$83.82	—	$197.9
May 1 - 31	5,518	(3)	72.90	374,690	172.9
June 1 - 30	297	(2)	77.69	—	172.9
Total	6,222		$73.84	374,690
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
(3)Includes 3,896 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $74.78 and 1,622 shares purchased at a price of $68.38 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, no such plans or other arrangements were adopted, terminated or modified.

Item 6.Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 5, 2026, among Flowserve Corporation and BofA Securities, Inc., J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Form 8-K (File No. 001-13179) filed with the Securities and Exchange Commission on May 6, 2026).

3.1
Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No.
001-13179) filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective May 14, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on May 15, 2026).

4.1	Senior Indenture, dated as of September 11, 2012, by and between Flowserve Corporation and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as Trustee (incorporated by reference herein to Exhibit 4.1 to the Form 8-K (File No. 001-13179) filed with the Securities and Exchange Commission on September 11, 2012).

4.2	Sixth Supplemental Indenture, dated as of May 12, 2026, between Flowserve Corporation and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as Trustee (incorporated by reference herein to Exhibit 4.2 to the Form 8-K (File No. 001-13179) filed with the Securities and Exchange Commission on May 12, 2026).

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

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
_______________________
+     Filed herewith.
++ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	July 29, 2026	/s/ Amy B. Schwetz
Amy B. Schwetz
Senior Vice President, Chief Financial Officer and Interim Chief Accounting Officer (Principal Financial Officer and Interim Principal Accounting Officer)