Form 10-Q
period 2026-09-30
FLOWSERVE CORP
filed 2026-10-28
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2026 there were 126,806,088 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2026 and 2025 (unaudited)	1
Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2026 and 2025 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2026 and December 31, 2025 (unaudited)	3
Condensed Consolidated Statements of Shareholders' Equity – Three Months Ended September 30, 2026 and 2025 (unaudited)	4
Condensed Consolidated Statements of Shareholders' Equity – Nine Months Ended September 30, 2026 and 2025 (unaudited)	5
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2026 and 2025 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	55
Item 4. Controls and Procedures	56

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	58
Item 4. Mine Safety Disclosures	58
Item 5. Other Information	58
Item 6. Exhibits	59
SIGNATURES	60

PART I — FINANCIAL INFORMATION
Item1.Financial Statements
FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2026	2025
	(Amounts in thousands, except per share data)
Sales	$1,237,773	$1,174,434
Cost of sales	(823,393)	(794,148)
Gross profit	414,380	380,286
Selling, general and administrative expense	(281,937)	(305,152)
Gain on sale of business	16,177	—
Net earnings from affiliates	5,986	4,138
Operating income	154,606	79,272
Interest expense	(26,641)	(18,738)
Interest income	2,362	792
Other (expense) income, net	(8,184)	256,220
Earnings before income taxes	122,143	317,546
Provision for income taxes	(15,090)	(93,688)
Net earnings, including noncontrolling interests	107,053	223,858
Less: net earnings attributable to noncontrolling interests	(4,015)	(4,276)
Net earnings attributable to Flowserve Corporation	$103,038	$219,582
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$0.81	$1.69
Diluted	0.81	1.67

Weighted average shares - basic	127,164	130,315
Weighted average shares - diluted	127,962	131,235
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2026	2025
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$107,053	$223,858
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $1,488 and $368, respectively	15,081	(16,916)
Pension and other postretirement effects, net of taxes of ($294) and ($373), respectively	1,483	2,987
Cash flow hedging activity, net of taxes of ($8) and ($7), respectively	25	25
Other comprehensive income (loss):	16,589	(13,904)
Comprehensive income including noncontrolling interests	123,642	209,954
Comprehensive (income) loss attributable to noncontrolling interests	(3,967)	28,388
Comprehensive income attributable to Flowserve Corporation	$119,675	$238,342
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Amounts in thousands, except per share data)
Sales	$3,475,217	$3,507,069
Cost of sales	(2,296,270)	(2,350,867)
Gross profit	1,178,947	1,156,202
Selling, general and administrative expense	(811,655)	(814,237)
Gain on sale of business	16,177	—
Net earnings from affiliates	41,992	15,786
Operating income	425,461	357,751
Interest expense	(72,768)	(58,166)
Interest income	8,885	5,063
Other (expense) income, net	(13,272)	213,958
Earnings before income taxes	348,306	518,606
Provision for income taxes	(53,299)	(127,067)
Net earnings, including noncontrolling interests	295,007	391,539
Less: Net earnings attributable to noncontrolling interests	(11,290)	(16,298)
Net earnings attributable to Flowserve Corporation	$283,717	$375,241
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$2.23	$2.87
Diluted	2.21	2.85

Weighted average shares - basic	127,434	130,910
Weighted average shares - diluted	128,314	131,836
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$295,007	$391,539
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $1,969 and ($5,360), respectively	(23,128)	142,314
Pension and other postretirement effects, net of taxes of ($1,117) and ($1,119), respectively	7,603	2,022
Cash flow hedging activity, net of taxes of ($15) and ($21), respectively	75	73
Other comprehensive income (loss):	(15,450)	144,409
Comprehensive income including noncontrolling interests	279,557	535,948
Comprehensive (income) loss attributable to noncontrolling interests	(11,062)	16,273
Comprehensive income attributable to Flowserve Corporation	$268,495	$552,221

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except par value)	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$742,148	$760,183
Accounts receivable, net of allowance for expected credit losses of $92,193 and $83,094, respectively	1,084,291	1,029,095
Contract assets, net of allowance for expected credit losses of $6,124 and $6,028, respectively	330,293	322,472
Inventories	844,122	789,898
Prepaid expenses and other	127,820	141,237
Total current assets	3,128,674	3,042,885
Property, plant, and equipment, net of accumulated depreciation of $1,242,388 and $1,224,912, respectively	574,771	566,751
Operating lease right-of-use asset, net	189,000	166,031
Goodwill	1,697,977	1,391,988
Deferred taxes	181,605	156,250
Other intangible assets, net	369,747	198,475
Other assets, net of allowance for expected credit losses of $66,210 and $66,047, respectively	205,227	185,820
Total assets	$6,347,001	$5,708,200
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$556,532	$554,243
Accrued liabilities	556,768	587,475
Contract liabilities	329,380	274,669
Debt due within one year	9,895	49,868
Operating lease liabilities	38,093	35,630
Total current liabilities	1,490,668	1,501,885
Long-term debt due after one year	2,046,807	1,525,210
Operating lease liabilities	163,348	149,565
Retirement obligations and other liabilities	262,767	277,216
Contingencies (See Note 12)
Shareholders’ equity:
Preferred shares, $1.00 par value	—	—
Shares authorized — 1,000, no shares issued
Common shares, $1.25 par value	220,991	220,991
Shares authorized — 305,000
Shares issued — 176,793 and 176,793, respectively
Capital in excess of par value	504,791	508,890
Retained earnings	4,460,774	4,261,977
Treasury shares, at cost — 50,173 and 49,763 shares, respectively	(2,290,306)	(2,231,685)
Deferred compensation obligation	5,922	6,629
Accumulated other comprehensive loss	(590,627)	(575,405)
Total Flowserve Corporation shareholders' equity	2,311,545	2,191,397
Noncontrolling interests	71,866	62,927
Total equity	2,383,411	2,254,324
Total liabilities and equity	$6,347,001	$5,708,200
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - July 1, 2026	176,793	$220,991	$494,925	$4,385,914	(49,532)	$(2,241,970)	$7,015	$(607,263)	$67,845	$2,327,457
Stock activity under stock plans	—	—	(8)	—	55	1,872	(1,093)	—	—	771
Stock-based compensation	—	—	9,874	—	—	—	—	—	—	9,874
Net earnings	—	—	—	103,038	—	—	—	—	4,015	107,053
Cash dividends declared ($0.22 per share)	—	—	—	(28,178)	—	—	—	—	—	(28,178)
Repurchases of common shares	—	—	—	—	(696)	(50,208)	—	—	—	(50,208)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	16,636	(47)	16,589
Other, net	—	—	—	—	—	—	—	—	53	53
Balance - September 30, 2026	176,793	$220,991	$504,791	$4,460,774	(50,173)	$(2,290,306)	$5,922	$(590,627)	$71,866	$2,383,411

Balance - July 1, 2025	176,793	$220,991	$489,530	$4,125,669	(46,233)	$(2,036,348)	$6,413	$(583,204)	$55,951	$2,279,002
Stock activity under stock plans	—	—	(139)	—	19	820	113	—	—	794
Stock-based compensation	—	—	6,965	—	—	—	—	—	—	6,965
Net earnings	—	—	—	219,582	—	—	—	—	4,276	223,858
Cash dividends declared ($0.21 per share)	—	—	—	(27,286)	—	—	—	—	—	(27,286)
Repurchases of common shares	—	—	—	—	(2,603)	(145,123)	—	—	—	(145,123)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,786)	(118)	(13,904)
Other, net	—	—	—	—	—	—	—	—	128	128
Balance - September 30, 2025	176,793	$220,991	$496,356	$4,317,965	(48,817)	$(2,180,651)	$6,526	$(596,990)	$60,237	$2,324,434
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Total Flowserve Corporation Shareholders' Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Common Stock				Treasury Stock				Non- controlling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance - January 1, 2026	176,793	$220,991	$508,890	$4,261,977	(49,763)	$(2,231,685)	$6,629	$(575,405)	$62,927	$2,254,324
Stock activity under stock plans	—	—	(34,568)	—	661	16,587	(707)	—	—	(18,688)
Stock-based compensation	—	—	30,469	—	—	—	—	—	—	30,469
Net earnings	—	—	—	283,717	—	—	—	—	11,290	295,007
Cash dividends declared ($0.66 per share)	—	—	—	(84,920)	—	—	—	—	—	(84,920)
Repurchases of common shares	—	—	—	—	(1,071)	(75,208)	—	—	—	(75,208)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(15,222)	(228)	(15,450)
Other, net	—	—	—	—	—	—	—	—	(2,123)	(2,123)
Balance - September 30, 2026	176,793	$220,991	$504,791	$4,460,774	(50,173)	$(2,290,306)	$5,922	$(590,627)	$71,866	$2,383,411

Balance - January 1, 2025	176,793	$220,991	$502,045	$4,025,750	(45,688)	$(2,007,869)	$8,172	$(741,424)	$44,047	$2,051,712
Stock activity under stock plans	—	—	(31,476)	—	639	25,138	(1,646)	—	—	(7,984)
Stock-based compensation	—	—	25,787	—	—	—	—	—	—	25,787
Net earnings	—	—	—	375,241	—	—	—	—	16,298	391,539
Cash dividends declared ($0.63 per share)	—	—	—	(83,026)	—	—	—	—	—	(83,026)
Repurchases of common shares	—	—	—	—	(3,768)	(197,920)	—	—	—	(197,920)
Other comprehensive income income (loss), net of tax	—	—	—	—	—	—	—	144,434	(25)	144,409
Other, net	—	—	—	—	—	—	—	—	(83)	(83)
Balance - September 30, 2025	176,793	$220,991	$496,356	$4,317,965	(48,817)	$(2,180,651)	$6,526	$(596,990)	$60,237	$2,324,434
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30,
	2026	2025
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	295,007	391,539
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	61,537	58,685
Amortization of intangible and other assets	24,750	14,009
(Gain) on remeasurement of previously held equity interest	(27,700)	—
(Gain) on sale of business	(16,177)	—
Stock-based compensation	30,469	25,787
Loss on Blue Chip Swap Securities	3,146	—
Foreign currency, asset write downs and other non-cash adjustments	(5,446)	(3,326)
Change in assets and liabilities:
Accounts receivable, net	(28,684)	(26,081)
Inventories	(7,421)	26,727
Contract assets, net	(8,198)	(35,157)
Prepaid expenses and other assets, net	15,698	(7,362)
Accounts payable	(34,192)	31,158
Contract liabilities	18,750	(17,857)
Accrued liabilities	(60,582)	(30,488)
Retirement obligations and other liabilities	(5,779)	31,900
Net deferred taxes	(24,897)	46,524
Net cash flows provided by operating activities	230,281	506,058
Cash flows — Investing activities:
Capital expenditures	(51,056)	(45,534)
Payments for acquisitions, net of cash acquired	(517,735)	—
Proceeds from disposal of assets	9,783	1,067
Purchases of Blue Chip Swap Securities	(52,939)	—
Proceeds from Sales of Blue Chip Swap Securities	49,793	—
Proceeds from divestiture of business, net of cash divested	34,567	—
Affiliate investment activity	(3,960)	—
Net cash flows (used) by investing activities	(531,547)	(44,467)
Cash flows — Financing activities:
Proceeds from issuance of senior notes, net of discount	499,320	—
Payments on term loan	(77,875)	(28,125)
Proceeds from long-term debt	74,750	—
Payment of deferred loan costs	(4,893)	—
Proceeds under revolving credit facility	150,000	50,000
Payments under revolving credit facility	(160,000)	(50,000)
Proceeds under other financing arrangements	1,071	10,562
Payments under other financing arrangements	(8,058)	(3,310)
Payments related to tax withholding for stock-based compensation	(23,339)	(11,584)
Repurchases of common shares	(75,000)	(197,920)
Payments of dividends	(82,881)	(82,671)
Contingent consideration payment related to acquired business	—	(15,000)
Other	(2,123)	(2,899)
Net cash flows (used) provided by financing activities	290,972	(330,947)
Effect of exchange rate changes on cash and cash equivalents	(7,741)	27,762
Net change in cash and cash equivalents	(18,035)	158,406
Cash and cash equivalents at beginning of period	760,183	675,441
Cash and cash equivalents at end of period	$742,148	$833,847
Non-Cash Investing and Financing Activities:
Liabilities incurred related to acquired business, but not paid	$1,505	—
See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2026 and 2025 and condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 of Flowserve Corporation are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for fair statement of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report").
Middle East Conflict – The current armed conflict with Iran and resulting geopolitical instability in the Middle East has contributed to a slowdown in overall economic activity across the Middle East, reducing demand and constraining the Company’s ability to operate at normal levels in affected areas. This has caused a decrease in both our bookings and revenue in the region during 2026. These conditions worsened toward the end of the third quarter of 2026 due to escalating hostilities and have had adverse impacts both within and outside the region, with the potential to further impact business performance regionally and globally if these conditions persist or further intensify.
In addition, the armed conflict with Iran has disrupted certain regional logistics and supply markets, resulting in longer lead times and increased freight and materials costs on certain trade lanes affecting the Company. The disruption to the Strait of Hormuz has required rerouting of substantially all inbound freight and most outbound freight in the affected region, contributing to ocean transit delays and increased freight costs. There have also been supply chain impacts as a result of the conflict with Iran in other countries we rely on such as India and China. The Company continues to monitor these conditions and implement mitigation actions and, while impacts have not materially disrupted overall operations to date, prolonged or worsening conditions could result in further adverse impacts to bookings, revenue, costs, lead times, margins and delivery performance.
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
Termination of Merger with Chart Industries, Inc. - On June 3, 2025, Flowserve entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Flowserve, Big Sur Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Flowserve (“First Merger Sub”), Napa Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Flowserve (“Second Merger Sub”), and Chart Industries, Inc., a Delaware corporation (“Chart”), which provided that, upon the terms and subject to the conditions set forth therein, (i) First Merger Sub would merge with and into Chart (the “First Merger”), with Chart surviving as a wholly owned subsidiary of Flowserve (the “Initial Surviving Company”) and (ii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Initial Surviving Company would merge with and into Second Merger Sub (the “Second Merger”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of Flowserve (collectively, the "Chart Merger").
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
The Mutual Termination Agreement also provided for the mutual release by each of Flowserve and Chart of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. Pursuant to the Mutual Termination Agreement, Flowserve and Chart have also entered into a letter of intent between Chart and Flowserve to amend an existing supply agreement between them (or their affiliates) to extend the term and to expand the coverage thereof to include certain additional products of Flowserve during such term. We incurred $41.2 million in transaction costs related to the Chart Merger for the nine-month period ended September 30, 2025, which are included within SG&A in our condensed consolidated statements of income. $25.7 million of the transaction costs incurred were incurred during the three-month period ended September 30, 2025.
Tariffs imposed under the International Emergency Economic Powers Act - On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States that the tariffs imposed under IEEPA were invalid. As a result of this ruling, the CIT issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal to process tariff refund requests and the Company was able to submit its tariff refund requests through this portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request covering our Phase 1 entries for refund of $35.4 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. We did not have any entries eligible for refunds under CBP's Phase 2. On October 6, 2026, we submitted our request covering our Phase 3 entries for a refund of $1.7 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. The timing and amount of any recoveries under Phase 3 remain uncertain and subject to execution by the CBP.
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
Beginning on May 6, 2026 and through September 30, 2026, we received cash of $34.3 million for our Phase 1 refund claims, with applicable interest. The remaining Phase 1 receivable is included in accounts receivable, net, a current asset, within our condensed consolidated balance sheet as of September 30, 2026. Through October 28, 2026, we have received substantially all Phase 1 cash refunds that were previously submitted and recognized in the consolidated financial statements. We continue to monitor developments, including those that impact our Phase 3 entries, and assess the potential impact on the consolidated financial statements and results of operations.
Blue Chip Swap Securities Transaction - The Central Bank of Argentina has maintained certain currency controls that limited our ability to remit cash to the United States from our Argentine operations. An indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") allows entities to remit U.S. dollars from Argentina through the purchase and sale of BCS securities. During the quarter ended September 30, 2026, we completed a BCS transaction (the "BCS Transaction") at an implied exchange rate (the "BCS rate") that was approximately 6% higher than the official exchange rate. The BCS Transaction included the purchase of BCS securities in Argentina for $52.9 million and the subsequent sale of those BCS securities for proceeds of $49.8 million, resulting in a loss of $3.1 million which is included within Other income (expense), net in our condensed consolidated statements of income. The proceeds from sale of the BCS securities were remitted to the United States in U.S. dollars. As a result of the BCS Transaction, the Company may not participate in Argentina's Free Exchange Market which is regulated by the Central Bank of Argentina for 90 days after close of the BCS Transaction, or until December 10, 2026.
Accounting Developments
Pronouncements Implemented
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326) - " The amendments provide a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under the update, an entity who elects the practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts to estimate expected credit losses. The update also includes an accounting policy election which is not relevant to Flowserve as a public business entity. The amendments are effective prospectively for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We did not elect the practical expedient, so there is no impact on our consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." The amendments affect criteria for capitalization of internal-use software costs, removing references to project stages and adding guidance on how an entity should evaluate whether there is significant uncertainty associated with the development activities prior to capitalizing development costs, referred to as the “probable-to-complete recognition threshold.” The updates are intended to provide accounting guidance that is neutral to different software development methods used. The amendments also specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment – Overall, are required for all capitalized internal-use software costs rather than the disclosure requirements in ASC 350-30-50-1 through 50-3, and relocated website development costs guidance to Subtopic 350-40, superseding Subtopic 350-50. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively, retrospectively, or in a modified transition approach. We are evaluating the impact of this ASU on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)." The amendments refine the derivative scope in Topic 815 to exclude non-exchange-traded contracts with underlying that are based on operations or activities specific to one of the parties from derivative accounting. The update also includes a scope clarification that requires an entity to apply the guidance in Topic 606 to a revenue contract that includes share-based noncash consideration from a customer. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively or in a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We are evaluating the impact of this ASU on our consolidated financial statements.
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

2.     ACQUISITIONS AND DIVESTITURES
Trillium Flow Technologies' Valves Division Acquisition
On June 30, 2026, we acquired for inclusion in the Flow Control Division ("FCD") and Flowserve Pumps Division ("FPD"), all of the equity interests of Trillium Flow Technologies’ Valves Division ("TVD"), for an initial purchase price of $490 million, subject to additional working capital adjustments of $2.7 million, and net of cash acquired of $49.9 million. TVD is a market leading provider of highly engineered mission-critical valves used in nuclear and traditional power generation, industrial, and critical infrastructure applications. The acquisition was funded using available cash, including the use of the net proceeds from the issuance of our 2036 Senior Notes discussed in Note 7 "Debt and Finance Lease Obligations." The acquisition was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting.
During the second quarter of 2026, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis. During the third quarter of 2026, we recorded initial measurement period adjustments related to working capital accounts, property, plant and equipment, intangible assets, right-of-use assets, noncurrent liabilities and the final determination of purchase price with a net offsetting impact to goodwill of $42.8 million. We continue to evaluate the initial fair values, which may be adjusted with an offsetting impact to goodwill, as additional information relative to the fair values of the assets and liabilities becomes available. The fair value of assets acquired and liabilities assumed remains preliminary, including the valuation of intangible assets, deferred taxes and other opening balance sheet accounts subject to final working capital adjustments. The estimates will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price is summarized below, including the measurement period adjustments recorded during the third quarter of 2026:

(Amounts in millions)	June 30, 2026 (As originally reported)	Measurement Period Adjustments	June 30, 2026 (As adjusted)
Accounts receivable	39.2	(1.6)	37.6
Contract assets	11.1	(5.2)	5.9
Inventories	45.6	12.9	58.5
Prepaid expenses and other	7.3	—	7.3
Total current assets	103.2	6.1	109.3
Intangible assets
Trademark	12.0	12.5	24.5
Existing customer relationships	111.0	12.5	123.5
Backlog	17.0	15.0	32.0
Total intangible assets	140.0	40.0	180.0
Property, plant and equipment, net	35.0	(13.7)	21.3
Operating lease right-of-use assets	—	18.4	18.4
Other Long Term Assets	5.5	—	5.5
Total assets	283.7	50.8	334.5
Accounts payable	(39.8)	—	(39.8)
Accrued and other liabilities	(25.5)	1.3	(24.2)
Contract liabilities	(31.7)	(6.6)	(38.3)
Current liabilities	(97.0)	(5.3)	(102.3)
Noncurrent liabilities	(17.9)	(1.2)	(19.1)
Net assets	168.8	44.3	213.1
Goodwill	322.4	(42.8)	279.6
Purchase price, net of cash acquired of $49.9 million	$491.2	$1.5	$492.7
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $279.6 million represents the value expected to be obtained from expanding Flowserve's reach in both conventional and emerging markets by integrating TVD's highly specialized valve and actuation product portfolio, differentiated power and nuclear technology, and scalable service offerings with Flowserve's existing product portfolio and services. The goodwill related to this acquisition is recorded in the FCD and FPD segments with a preliminary allocation of $258.6 million and $21.0 million to FCD and FPD, respectively. The deductibility of goodwill for tax purposes is still being evaluated. The intangible assets have been assigned a useful life on a preliminary basis. Trademarks have an expected indefinite life, customer relationships have an expected useful life between 5 and 10 years and backlog has an expected useful life of one year. In total, amortizable intangible assets have a weighted average useful life of approximately 8 years.
Subsequent to June 30, 2026, the revenues and expenses of TVD have been included in our condensed consolidated statement of income. The TVD acquisition generated sales of approximately $62.3 million for the period from July 1, 2026 to September 30, 2026 and decreased Flowserve's earnings by approximately $10.5 million, primarily due to amortization expense recognized on acquired intangible assets. No proforma financial information has been presented due to immateriality. Acquisition-related expenses incurred during the three and nine months ended September 30, 2026 were $4.7 million and $19.8 million, respectively, and are included within SG&A expense in our condensed consolidated statements of income.
Flowserve Al Mansoori Services Company Acquisition
On May 11, 2026, Flowserve acquired for inclusion in FPD, the remaining 51% equity interest in Flowserve Al Mansoori Services Company ("FAMCO") a joint venture company between Flowserve Corporation and Abu Dhabi based Al Mansoori Specialized Engineering, for the service and repair of all Flowserve pumps, mechanical seals and systems in the region for $34.5 million cash consideration. As a result of the transaction, FAMCO became a wholly owned subsidiary of Flowserve, and its financial results subsequent to the acquisition date are included in Flowserve's consolidated financial statements and are immaterial for the period from May 11, 2026 to September 30, 2026. The acquisition was funded by cash on hand. The acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting. Since Flowserve held a 49% equity interest in FAMCO immediately prior to the acquisition and accounted for that investment under the equity method, we remeasured our previously held equity interest to the estimated fair value of $33.3 million as of the acquisition date and recognized a gain of $27.7 million in net earnings from affiliates in the condensed consolidated statements of operations for the nine months ended September 30, 2026. The fair value of Flowserve's previously held equity interest utilized the enterprise value of FAMCO, which was estimated using a market and income approach to valuation. The market approach utilizes observable market data and the income approach utilizes unobservable inputs (Level 3), including projected future cash flows, revenue growth rates and discount rates.
The estimated enterprise fair value of FAMCO at the acquisition date was $67.8 million. During the second quarter of 2026, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. No material measurement period adjustments were recorded during the third quarter of 2026. We will continue to evaluate the initial fair values, which may be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The estimates will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price includes $8.6 million in tangible net assets, including deferred tax liabilities, and $15.0 million in amortizable intangible assets with a weighted average useful life of approximately four years. The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $44.2 million represents the value expected from obtaining FAMCO's customer portfolio to expand our services offerings in a key geography. The goodwill related to this acquisition is recorded in the FPD segment and is not expected to be deductible for tax purposes.
No proforma financial information has been presented due to immateriality. Acquisition and integration-related costs during the three and nine months ended September 30, 2026 are immaterial, and are included within SG&A expense in our condensed consolidated statements of income.
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
During the fourth quarter of 2025, the fair value of assets acquired and liabilities assumed was recorded on a preliminary basis, including the valuation of intangible assets and opening balance sheet accounts subject to final working capital adjustments. During the second quarter of 2026, we recorded immaterial measurement period adjustments related to working capital accounts with a net offsetting decrease to goodwill of $2.9 million. The allocation of purchase price was finalized during the second quarter of 2026. The final allocation of the purchase price includes $5.4 million in tangible net assets, including deferred tax liabilities, and $22.9 million in amortizable intangible assets with a weighted average useful life of approximately four years. The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $44.1 million represents the value expected from obtaining Greenray's deep product expertise and durable revenue for a large installed base of mission-critical equipment, with the ability to leverage our expansive global network of Quick Response Centers for growth. The goodwill related to this acquisition is recorded in the FPD segment and is not expected to be deductible for tax purposes in the U.K. We incurred $1.1 million in acquisition and integration-related costs during the nine months ended September 30, 2026, which are included within SG&A expense in our condensed consolidated statements of income.
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
The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net assets was recorded as goodwill. Goodwill of $135.4 million represents the value expected to be obtained from expanding Flowserve's market presence and strengthening our portfolio of products and services through the addition of MOGAS's valve products. The goodwill related to this acquisition is recorded in the FCD segment and is expected to be fully deductible for tax purposes. The trademark is an indefinite-lived intangible. Existing customer relationships and backlog have expected weighted average useful lives of 10 years and one year, respectively. In total, amortizable intangible assets have a weighted average useful life of approximately eight years. We recorded an indemnification asset and corresponding liability of $7.5 million related to legal matters that existed pre-acquisition and were unresolved at the date of acquisition, for which the seller agreed to indemnify us. The indemnification asset and liability are included within prepaid expenses and other and accrued liabilities, respectively, in our consolidated balance sheets. Several of the litigation matters addressed in the indemnification have been settled since the date of acquisition and as of September 30, 2026, the remaining indemnification asset and liability are immaterial. We incurred $9.5 million in acquisition and integration related costs for the nine-month period ended September 30, 2025 associated with the acquisition which are included within SG&A and COS in our consolidated statement of income.
PMV Divestiture
Effective August 6, 2026, we divested PMV Automation AB and PMV Automation US LLC (the "PMV Divestiture"), each a previously wholly owned subsidiary comprising the PMV Automation business within our FCD segment. The sale included cash received from the buyer of $34.6 million, net of cash divested, and resulted in a gain on sale of $16.2 million included in Gain on sale of business in the consolidated statements of income in the three and nine months ended September 30, 2026. Through the date of divestiture we recorded an immaterial amount of revenues and operating income. We incurred $0.6 million and $2.2 million of transaction costs related to the PMV Divestiture for the three and nine months ended September 30, 2026, respectively, which are included within SG&A in our condensed consolidated statements of income.

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
Revenue from products and services transferred to customers over time accounted for approximately 16% and 18% of total revenue for the three-month period ended September 30, 2026 and 2025, respectively, and 16% and 18% for the nine-month period ended September 30, 2026 and 2025, respectively. Our primary method for recognizing revenue over time is the percentage of completion ("POC") method. If control does not transfer over time, then control transfers at a point in time. For both POC and point-in-time methods, we recognize revenue at the level of each performance obligation based on the evaluation of certain indicators of control transfer, such as title transfer, risk of loss transfer, customer acceptance and physical possession. Revenue from products and services transferred to customers at a point in time accounted for approximately 84% and 82% of total revenue for the three-month period ended September 30, 2026 and 2025, and 84% and 82% for the nine-month period ended September 30, 2026 and 2025, respectively. Refer to Note 3, "Revenue Recognition," to our consolidated financial statements included in our 2025 Annual Report for a more comprehensive discussion of our policies and accounting practices of revenue recognition.
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
The following tables present our customer revenues disaggregated by revenue source:

	Three Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$250,002	$290,295	$540,297
Aftermarket	578,804	118,672	697,476
	$828,806	$408,967	$1,237,773

	Three Months Ended September 30, 2025
	FPD	FCD	Total
Original Equipment	$277,556	$272,009	$549,565
Aftermarket	521,750	103,119	624,869
	$799,306	$375,128	$1,174,434

	Nine Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Total
Original Equipment	$704,721	$786,008	$1,490,729
Aftermarket	1,680,233	304,255	1,984,488
	$2,384,954	$1,090,263	$3,475,217

	Nine Months Ended September 30, 2025
	FPD	FCD	Total
Original Equipment	$842,267	$819,794	$1,662,061
Aftermarket	1,556,028	288,980	1,845,008
	$2,398,295	$1,108,774	$3,507,069
Our customer sales are diversified geographically. The following table presents our revenues disaggregated by geography, based on the shipping addresses of our customers:

	Three Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$381,738	$161,803	$543,541
Latin America(2)	78,995	17,389	96,384
Middle East and Africa	110,499	60,424	170,923
Asia Pacific	92,721	105,891	198,612
Europe	164,853	63,460	228,313
	$828,806	$408,967	$1,237,773

	Three Months Ended September 30, 2025
	FPD	FCD	Total
North America(1)	$340,352	$157,051	$497,403
Latin America(2)	69,978	10,628	80,606
Middle East and Africa	143,807	54,881	198,688
Asia Pacific	94,461	85,868	180,329
Europe	150,708	66,700	217,408
	$799,306	$375,128	$1,174,434

	Nine Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Total
North America(1)	$1,091,820	$457,499	$1,549,319
Latin America(2)	222,886	39,584	262,470
Middle East and Africa	352,223	164,715	516,938
Asia Pacific	269,922	251,184	521,106
Europe	448,103	177,281	625,384
	$2,384,954	$1,090,263	$3,475,217

	Nine Months Ended September 30, 2025
	FPD	FCD	Total
North America(1)	$1,030,089	$452,577	$1,482,666
Latin America(2)	198,016	33,373	231,389
Middle East and Africa	438,810	155,398	594,208
Asia Pacific	290,869	277,542	568,411
Europe	440,511	189,884	630,395
	$2,398,295	$1,108,774	$3,507,069
__________________________________
(1) North America represents United States and Canada.
(2) Latin America includes Mexico.
On September 30, 2026, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations related to contracts having an original expected duration in excess of one year was approximately $1,213 million. We estimate recognition of approximately $212 million of this amount as revenue in the remainder of 2026 and an additional $1,001 million in 2027 and thereafter.
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
The following table presents beginning and ending balances of contract assets and contract liabilities, current and long-term, for the nine months ended September 30, 2026 and 2025:

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2026	$322,472	$247	$274,669	$5,774
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(196,290)	—
Revenue recognized in the period in excess of billings	671,876	1,535	—	—
Billings arising during the period in excess of revenue recognized	—	—	220,090	101
Amounts transferred from contract assets to receivables	(659,141)	(240)	—	—
Currency effects and other, net (3)	(4,914)	(22)	30,911	(205)
Ending balance, September 30, 2026	$330,293	$1,520	$329,380	$5,670

(Amounts in thousands)	Contract Assets, net (Current)	Long-term Contract Assets, net(1)	Contract Liabilities (Current)	Long-term Contract Liabilities(2)
Beginning balance, January 1, 2025	$298,906	$923	$283,670	$673
Revenue recognized that was included in the contract liabilities at the beginning of the period	—	—	(211,569)	—
Revenue recognized in the period in excess of billings	616,402	—	—	—
Billings arising during the period in excess of revenue recognized	—	—	198,519	4,222
Amounts transferred from contract assets to receivables	(565,783)	(936)	—	—
Currency effects and other, net	(5,079)	259	9,140	90
Ending balance, September 30, 2025	$344,446	$246	$279,760	$4,985
_____________________________________
(1) Included in other assets, net.
(2) Included in retirement obligations and other liabilities.
(3) Includes the addition of $5.9 million in contract assets, net and $38.3 million in contract liabilities from the acquisition of TVD.

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
Our primary exposure to expected credit losses is through our accounts receivable and contract assets. For these financial assets, we record an allowance for expected credit losses that, when deducted from the gross asset balance, presents the net amount expected to be collected. Our experience of historical credit losses provides the primary basis for our estimation of the allowance. We estimate the allowance based on an aging schedule and according to historical losses as determined from our history of billings and collections. Additionally, we adjust the allowance for factors that are specific to our customers’ credit risk such as financial difficulties, liquidity issues, insolvency, and country and geopolitical risks. We also consider both the current and forecasted macroeconomic conditions as of the reporting date. As identified and needed, we adjust the allowance and recognize adjustments in the income statement each period. Accounts receivable are written off against the allowance in the period when the receivable is deemed to be uncollectible and further collection efforts have ceased. Subsequent recoveries of previously written off amounts are reflected as a reduction to credit impairment losses in the condensed consolidated statements of income.
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
The following table presents the changes in the allowance for expected credit losses for our accounts receivable and short-term contract assets for the nine months ended September 30, 2026 and 2025:

(Amounts in thousands)	Trade receivables	Contract assets
Beginning balance, January 1, 2026	$83,094	$6,028
Charges to cost and expenses, net of recoveries	14,718	737
Write-offs	(6,407)	(473)
Currency effects and other, net	788	(168)
Ending balance, September 30, 2026	$92,193	$6,124

Beginning balance, January 1, 2025	$79,059	$3,404
Charges to cost and expenses, net of recoveries	6,931	1,473
Write-offs	(1,282)	(16)
Currency effects and other, net	4,898	54
Ending balance, September 30, 2025	$89,606	$4,915
Our allowance on long-term receivables, included in other assets, net, represents receivables with collection periods longer than 12 months and the balance primarily consists of reserved receivables associated with the national oil company in Venezuela. The following table presents the changes in the allowance for long-term receivables for the nine months ended September 30, 2026 and 2025:

(Amounts in thousands)	2026	2025
Beginning balance, January 1,	$66,047	$66,081
Currency effects and other, net	163	71
Ending balance, September 30,	$66,210	$66,152
We also have exposure to credit losses from off-balance sheet exposures, such as financial guarantees and standby letters of credit, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2026.

5.      STOCK-BASED COMPENSATION PLANS
We maintain the Flowserve Corporation 2020 Long-Term Incentive Plan (“2020 Plan”), which is a shareholder approved plan authorizing the issuance of 12,500,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as "Restricted Shares"), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the shares of common stock authorized under the 2020 Plan, 4,397,938 were available for issuance as of September 30, 2026. Restricted Shares primarily vest over a three-year period. Restricted Shares granted to employees who retire and have achieved at least 55 years of age and 10 years of service continue to vest over the original vesting period ("55/10 Provision"). As of, and for the three and nine months ended September 30, 2026, no stock options were outstanding and exercisable, granted or vested.
 Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares, except for awards related to the 55/10 Provision which are expensed in the period granted for awards issued prior to 2024. For awards of Restricted Shares granted beginning in 2024 and subject to the 55/10 Provision, compensation expense is recognized over a required six-month service period. As of September 30, 2026 and December 31, 2025, we had $32.4 million and $24.5 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over the remaining weighted-average period of approximately one year for both periods. This amount will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three-months ended September 30, 2026 and 2025 was $0.7 million and $0.3 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2026 and 2025 was $34.8 million and $25.9 million, respectively.
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
We recorded stock-based compensation expense of $9.9 million ($7.6 million after-tax) and $7.0 million ($5.4 million after-tax) for the three months ended September 30, 2026 and 2025, respectively. We recorded stock-based compensation expense of $30.5 million ($23.6 million after-tax) and $25.8 million ($19.9 million after-tax) for the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2026
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding as of January 1, 2026	1,706,027	$48.59
Granted	587,675	82.72
Vested	(819,244)	42.45
Cancelled	(132,476)	65.60
Outstanding as of September 30, 2026	1,341,982	$65.60
Unvested Restricted Shares outstanding as of September 30, 2026 included approximately 445,000 units with performance-based vesting provisions issuable in common stock and vest upon the achievement of pre-defined performance metrics. Targets for outstanding performance awards issued in 2026 are based on our annual return on invested capital and earnings per share ("EPS") growth over a three-year period. Targets for outstanding performance awards issued in 2025 and 2024 are based on our annual return on invested capital and free cash flow as a percent of net income over a three-year period. Performance units issued in 2026, 2025 and 2024 include a secondary measure, relative total shareholder return, which can increase or decrease the number of vesting units by up to 15% depending on the Company's performance versus peers. Performance units issued have a vesting percentage up to 230%. Compensation expense is recognized ratably over a cliff-vesting period of 36 months, based on the fair value of our common stock on the date of grant, adjusted for actual forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets for all performance-based units granted. Vesting provisions range from 0 to approximately 1,023,000 shares based on performance targets. As of September 30, 2026, we estimate vesting of approximately 672,000 shares based on expected achievement of performance targets.

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
Foreign exchange forward contracts with third parties had notional values of $442.6 million and $456.9 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the length of foreign exchange contracts currently in place ranged from 9 days to 20 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under foreign exchange forward contract agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair values of foreign exchange contracts are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2026	2025
Current derivative assets	$1,129	$2,721
Noncurrent derivative assets	—	66
Current derivative liabilities	1,675	1,305
Noncurrent derivative liabilities	33	—
Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of foreign exchange contracts are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Gains (losses) recognized in income	$520	$(3,308)	$3,662	$(5,339)
Gains and losses recognized in our condensed consolidated statements of income for foreign exchange forward contracts are classified as other income (expense), net.

7.     DEBT AND FINANCE LEASE OBLIGATIONS
Debt, including finance lease obligations, net of discounts and debt issuance costs, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2026	2025
5.70% USD Senior Notes due May 15, 2036, net of unamortized discount and debt issuance costs of $5,412 at September 30, 2026	$494,588	$—
3.50% USD Senior Notes due October 1, 2030, net of unamortized discount and debt issuance costs of $2,785 and $3,264, respectively	$497,215	$496,736
2.80% USD Senior Notes due January 15, 2032, net of unamortized discount and debt issuance costs of $3,531 and $3,989, respectively	496,469	496,011
Term Loan Facility, interest rate of 5.45% at September 30, 2026 and 5.15% at December 31, 2025, net of debt issuance costs of $1,056 and $736, respectively	448,944	452,389
Revolving Credit Facility, interest rate of 5.11% at September 30, 2026	90,000	100,000
Finance lease obligations and other borrowings	29,486	29,942
Debt and finance lease obligations	2,056,702	1,575,078
Less amounts due within one year	9,895	49,868
Total debt due after one year	$2,046,807	$1,525,210
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
Senior Credit Facility
As discussed in Note 13, "Debt and Finance Lease Obligations," to our consolidated financial statements included in our 2025 Annual Report, our credit agreement (the "Senior Credit Agreement") provides an $800.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), which includes a $750.0 million sublimit for the issuance of letters of credit and a $30.0 million sublimit for swing line loans, and a $300.0 million unsecured term loan facility (the "Term Loan") with a maturity date of September 13, 2026, which was amended and extended to April 15, 2031, per the Third Amended and Restated Credit Agreement (as defined below).
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
On April 15, 2026, we entered into a Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders (together, the “Lenders”) and letter of credit issuers party thereto to, which among other things, (i) provide a $1,000 million Revolving Credit Facility, and retain the right, subject to certain conditions including the Lenders' approval of such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) decreases our Term Loan from $500.0 million to $450.0 million, and (iii) extends the maturity date to April 15, 2031. We believe this Third Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Second Amended and Restated Credit Agreement remained unchanged.
Under the terms and conditions of the Third Amended and Restated Credit Agreement, the interest rates per annum applicable to the Revolving Credit Facility and Term Loan, other than with respect to swing line loans, are Term Secured Overnight Financing Rate ("Term SOFR") plus between 1.000% to 1.750%, depending on our debt rating by either Moody’s Investors Service, Inc. ("Moody's") or Standard & Poor’s Financial Services LLC ("S&P"), or, at our option, the Base Rate (as defined in the Third Amended and Restated Credit Agreement) plus between 0.000% to 0.750% depending on our debt rating by either Moody’s or S&P. At September 30, 2026, the interest rate on the Revolving Credit Facility was Term SOFR plus 1.375% in the case of Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans. In addition, a commitment fee is payable quarterly in arrears on the daily unused portions of the Revolving Credit Facility. The commitment fee will be between 0.080% and 0.250% of unused amounts under the Revolving Credit Facility depending on our debt rating by either Moody’s or S&P. The commitment fee was 0.175% (per annum) during the three and nine months ended September 30, 2026, pursuant to the Third Amended and Restated Credit Agreement. At September 30, 2026, the interest rate on the Term Loan (under the Third Amended and Restated Credit Agreement) was Term SOFR plus 1.375% in the case of Term SOFR loans and the Base Rate plus 0.375% in the case of Base Rate loans.
As of September 30, 2026 and December 31, 2025, we had outstanding revolving loans of $90.0 million and $100.0 million, respectively, and outstanding letters of credit of $83.0 million and $84.2 million, respectively. After consideration of the outstanding letters of credit as of September 30, 2026, the amount available for borrowings under our Revolving Credit Facility was $827.0 million. As of December 31, 2025, the amount available for borrowings under our Revolving Credit Facility was $615.8 million. Under the Third Amended and Restated Credit Agreement we have no scheduled repayments until June 30, 2028, under our Term Loan.
Our compliance with the financial covenants under the Third Amended and Restated Credit Agreement are tested quarterly. We were in compliance with all covenants as of September 30, 2026.
8. SUPPLIER FINANCE PROGRAMS
We partner with certain banks to offer our suppliers the option of participating in a supplier financing program and receive payment early. Under the program agreement, we must reimburse each bank for approved and valid invoices in accordance with the originally agreed upon terms with the supplier. We have no obligation for fees; subscription, service, commissions or otherwise with either bank. We also have no obligation for pledged assets or other forms of guarantee and may terminate either program agreement with appropriate notice. As of September 30, 2026 and December 31, 2025, $7.7 million and $8.1 million, respectively, remained outstanding with the supply chain financing partner banks and recorded within accounts payable on our condensed consolidated balance sheets.
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
The carrying value of our financial instruments as reflected in our condensed consolidated balance sheets approximates fair value, with the exception of our long-term debt. The estimated fair value of our long-term debt, excluding the Senior Notes, approximates the carrying value and is determined using Level II inputs under the fair value hierarchy. The carrying value of our debt is included in Note 7, "Debt and Finance Lease Obligations." The estimated fair value of our Senior Notes at September 30, 2026 was $1,359.0 million compared to the carrying value of $1,488.3 million. The estimated fair value of the Senior Notes is based on Level I quoted market rates. The carrying amounts of our other financial instruments (e.g., cash and cash equivalents, accounts receivable, net, accounts payable and short-term debt) approximated fair value due to their short-term nature at September 30, 2026 and December 31, 2025.
10.     INVENTORIES
Inventories consisted of the following:

	September 30,	December 31,
	2026	2025
	(Amounts in thousands)
Raw materials	$364,171	$356,187
Work in process	303,359	253,052
Finished goods	245,383	257,712
Less: Excess and obsolete reserve	(68,791)	(77,053)
Inventories	$844,122	$789,898

11.     EARNINGS PER SHARE
The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2026	2025
Net earnings of Flowserve Corporation	$103,038	$219,582
Earnings attributable to common and participating shareholders	$103,038	$219,582
Weighted average shares:
Common stock	127,143	130,287
Participating securities	21	28
Denominator for basic earnings per common share	127,164	130,315
Effect of potentially dilutive securities	798	920
Denominator for diluted earnings per common share	127,962	131,235
Earnings per common share:
Basic	$0.81	$1.69
Diluted	0.81	1.67

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2026	2025
Net earnings attributable to Flowserve Corporation	$283,717	$375,241
Earnings attributable to common and participating shareholders	$283,717	$375,241
Weighted average shares:
Common stock	127,410	130,880
Participating securities	24	30
Denominator for basic earnings per common share	127,434	130,910
Effect of potentially dilutive securities	880	926
Denominator for diluted earnings per common share	128,314	131,836
Earnings per common share:
Basic	$2.23	$2.87
Diluted	2.21	2.85
Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares. Participating securities include unvested restricted shares.
For the three months ended September 30, 2026 and 2025, unvested restricted shares of 199 and 385, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2026 and 2025, unvested restricted shares of 50,158 and 241,448, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
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
During the three and nine months ended September 30, 2026, we incurred no expenses and had no cash outflows to defend, resolve or otherwise dispose of asbestos-related claims. For the three and nine months ended September 30, 2025, we incurred expenses (net of insurance) of approximately $32.2 million and $36.3 million, respectively, included within SG&A in our condensed consolidated statements of income, and had cash outflows of approximately $(16.9) million during the nine months ended September 30, 2025 to defend, resolve or otherwise dispose of asbestos-related claims, including legal and other related expenses.
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

13. PENSION AND POSTRETIREMENT BENEFITS
Components of the net periodic cost for pension and postretirement benefits for the three months ended September 30, 2026 and 2025 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2026	2025	2026	2025	2026	2025
Service cost	$0.2	$0.2	$1.7	$1.6	$—	$—
Interest cost	5.2	5.5	3.3	3.5	0.1	0.2
Expected return on plan assets	(5.6)	(5.8)	(2.2)	(2.0)	—	—
Settlement loss (1)	1.0	1.5	—	—	—	—
Amortization of unrecognized prior service cost and other costs	—	—	—	(0.1)	0.1	—
Amortization of unrecognized net loss (gain)	0.3	0.1	0.5	0.6	(0.1)	(0.1)
Net periodic cost recognized	$1.1	$1.5	$3.3	$3.6	$0.1	$0.1
Components of the net periodic cost for pension and postretirement benefits for the nine months ended September 30, 2026 and 2025 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
(Amounts in millions)	2026	2025	2026	2025	2026	2025
Service cost	$0.6	$0.6	$5.0	$4.8	$—	$—
Interest cost	15.5	16.4	10.1	10.4	0.3	0.4
Expected return on plan assets	(16.8)	(17.3)	(6.6)	(6.2)	—	—
Settlement loss (1)(2)	4.0	4.5	1.6	—	—	—
Amortization of unrecognized prior service cost and other costs	0.1	0.1	0.1	0.1	0.1	0.1
Amortization of unrecognized net loss (gain)	0.8	0.3	1.4	1.7	(0.2)	(0.3)
Net periodic cost recognized	$4.2	$4.6	$11.6	$10.8	$0.2	$0.2
_________________
(1) Represents a pension settlement accounting loss incurred in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States (the "Qualified Plan") for non-union employees. Full year cash outflows are expected to exceed the service and interest cost components and trigger a settlement loss in the range of $4.0 million - $5.0 million. The first, second and third quarter of 2026 losses were recorded based on this full year estimate.
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
Dividends declared per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared per share	$0.22	$0.21	$0.66	$0.63
Share Repurchase Program – In 2014, our Board of Directors approved a $500.0 million share repurchase authorization. As of December 31, 2023, we had $96.1 million of remaining capacity under the prior share repurchase authorization. Effective February 19, 2024, the Board of Directors approved an increase in our total remaining capacity under the share repurchase program to $300.0 million, and effective August 8, 2025 the Board of Directors approved an increase in our total remaining capacity under the share repurchase program to $400.0 million, which included approximately $227.1 million of remaining capacity under the prior share repurchase authorization. Effective October 26, 2026, the Board of Directors approved an increase in our total remaining capacity under the share repurchase program to $500.0 million, which included $147.8 million of remaining capacity under the prior share repurchase authorization. The increase was not effective as of September 30, 2026 and is not reflected in the remaining capacity as of that date. Our share repurchase program does not have an expiration date and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 696,110 shares of our outstanding common stock for $50.2 million and 2,603,363 shares of our outstanding common stock for $145.1 million during the three months ended September 30, 2026 and 2025, respectively. We repurchased 1,070,800 shares of our outstanding common stock for $75.2 million and 3,768,461 shares of our outstanding common stock for $197.9 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had $122.7 million of remaining capacity under our current share repurchase program.
15.     INCOME TAXES

For the three months ended September 30, 2026, we earned $122.1 million before taxes and recorded a provision for income taxes of $15.1 million resulting in an effective tax rate of 12.4%. For the nine months ended September 30, 2026, we earned $348.3 million before taxes and recorded a provision for income taxes of $53.3 million resulting in an effective tax rate of 15.3%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2026 primarily due to the benefits from the release of the valuation allowance on the net deferred tax assets of $23.1 million in Italy, partially offset by the impacts of the divestiture of the PMV business and a foreign audit settlement. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2026 primarily due to the benefits from the release of the valuation allowance on the net deferred tax assets of $23.1 million in Italy and the net impact of U.S. discrete items, partially offset by the impacts of the divestiture of the PMV business and a foreign audit settlement.

For the three months ended September 30, 2025, we earned $317.5 million before taxes and recorded a provision for income taxes of $93.7 million resulting in an effective tax rate of 29.5%. For the nine months ended September 30, 2025, we earned $518.6 million before taxes and recorded a provision for income taxes of $127.1 million resulting in an effective tax rate of 24.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2025 primarily due to the impacts pursuant to the enactment of the One Big Beautiful Bill Act ("OBBBA") and state income taxes, partially offset by the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2025 primarily due to the impacts pursuant to the enactment of OBBBA and state income taxes, partially offset by the net impact of foreign operations.

The Company maintains a full valuation allowance against the net deferred tax assets in certain foreign tax jurisdictions as of September 30, 2026. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of net deferred tax assets. We assess our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. It is possible there may be sufficient positive evidence to release a portion of the remaining valuation allowance in those foreign jurisdictions. Release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and the level of profitability achieved.

As of September 30, 2026, we released approximately $23.1 million of valuation allowance related to deferred tax assets in Italy. The release reflected our assessment of the realizability of our deferred tax assets and consideration of relevant positive and negative evidence. We considered improvements in certain operating and financial trends, as well as expectations for future taxable income. Based on this assessment, we concluded that it is more likely than not that the related deferred tax assets will be realized in the foreseeable future. Accordingly, we released the related valuation allowance during the quarter ended September 30, 2026.

On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. As of September 30, 2026, the company is not expecting material impacts under currently enacted legislation.

16.     BUSINESS SEGMENT INFORMATION
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

	Three Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	828,806	408,967	1,237,773	—	1,237,773
Intersegment sales	1,602	2,637	4,239	(4,239)	—
Cost of Sales	(516,153)	(312,698)	(828,851)
Selling, general and administrative expense	(152,218)	(80,889)	(233,107)
Other Segment items (1)	5,986	16,177	22,163
Segment operating income	168,023	34,194	202,217
Depreciation and amortization	15,236	18,384	33,620	4,350	37,970
Identifiable assets	3,565,834	2,299,709	5,865,543	481,458	6,347,001
Capital expenditures	7,773	5,204	12,977	4,272	17,249

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	799,306	375,128	1,174,434	—	1,174,434
Intersegment sales	1,002	2,255	3,257	(3,257)	—
Cost of Sales	(534,532)	(263,133)	(797,665)
Selling, general and administrative expense	(135,046)	(67,810)	(202,856)
Other Segment items (1)	4,138	—	4,138
Segment operating income	134,869	46,440	181,309
Depreciation and amortization	10,718	8,956	19,674	4,736	24,410
Identifiable assets	3,340,680	1,756,283	5,096,963	733,351	5,830,314
Capital expenditures	8,305	2,350	10,655	6,539	17,194

	Nine Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	$2,384,954	$1,090,263	$3,475,217	$—	$3,475,217
Intersegment sales	4,096	6,212	10,308	(10,308)	—
Cost of Sales	(1,508,727)	(800,076)	(2,308,803)
Selling, general and administrative expense	(447,390)	(225,648)	(673,038)
Other Segment items (1)	41,992	16,177	58,169
Segment operating income	474,925	86,928	561,853
Depreciation and amortization	41,618	31,427	73,045	13,242	86,287
Identifiable assets	3,565,834	2,299,709	5,865,543	481,458	6,347,001
Capital expenditures	26,208	11,708	37,916	13,140	51,056

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal – Reportable Segments	Eliminations and All Other	Consolidated Total
Sales to external customers	2,398,295	1,108,774	3,507,069	—	3,507,069
Intersegment sales	4,097	4,165	8,262	(8,262)	—
Cost of Sales	(1,568,925)	(790,808)	(2,359,733)
Selling, general and administrative expense	(415,126)	(206,437)	(621,563)
Other Segment items (1)	15,786	—	15,786
Segment operating income	434,128	115,694	549,822
Depreciation and amortization	31,147	27,843	58,990	13,704	72,694
Identifiable assets	3,340,680	1,756,283	5,096,963	733,351	5,830,314
Capital expenditures	25,872	7,977	33,849	11,685	45,534
__________________
(1) Other segment items comprises Net earnings from affiliates as well as the Gain on sale of business of $16.2 million from the PMV Divestiture in FCD.

The following are reconciliations from total segment operating income to earnings before income tax reported in the consolidated income statements.

	Three Months Ended September 30,
	2026	2025
	(Amounts in thousands)
Total segment operating income	202,217	181,309
Intersegment sales	(4,239)	(3,257)
Eliminations and all other cost of sales	5,458	3,516
Eliminations and all other SG&A	(48,830)	(102,296)
Interest expense	(26,641)	(18,738)
Interest income	2,362	792
Net earnings (loss) from affiliates	—	—
Other income (expense), net	(8,184)	256,220
Earnings before income taxes	122,143	317,546

	Nine Months Ended September 30,
	2026	2025
	(Amounts in thousands)
Total segment operating income	561,853	549,822
Intersegment sales	(10,308)	(8,262)
Eliminations and all other cost of sales	12,533	8,865
Eliminations and all other SG&A	(138,617)	(192,674)
Interest expense	(72,768)	(58,166)
Interest income	8,885	5,063
Net earnings (loss) from affiliates	—	—
Other income (expense), net	(13,272)	213,958
Earnings before income taxes	348,306	518,606

17.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax for the three months ended September 30, 2026 and 2025:

	2026				2025
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - July 1	$(523,670)	$(90,553)	$(600)	$(614,823)	$(472,867)	$(116,863)	$(699)	$(590,429)
Other comprehensive income (loss) before reclassifications (3)	8,095	(2)	—	8,093	(16,916)	1,149	—	(15,767)
Amounts reclassified from AOCL	6,986	1,485	25	8,496	—	1,838	25	1,863
Net current-period other comprehensive income (loss) (3)	15,081	1,483	25	16,589	(16,916)	2,987	25	(13,904)
Balance - September 30	$(508,589)	$(89,070)	$(575)	$(598,234)	$(489,783)	$(113,876)	$(674)	$(604,333)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.6) million and $(7.2) million at July 1, 2026 and 2025, respectively, and $(7.6) million and $(7.3) million at September 30, 2026 and 2025, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.

The following table presents the reclassifications out of AOCL:

		Three Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2026(1)	2025(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Gain on sale of business	$(6,986)	$—
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other (expense) income, net	$(642)	$(557)
Prior service costs(2)	Other (expense) income, net	(137)	(154)
Settlements and other(2)	Other (expense) income, net	(1,000)	(1,500)
	Tax benefit (expense)	294	373
	Net of tax	$(1,485)	$(1,838)
Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(33)	$(32)
	Tax benefit (expense)	8	7
	Net of tax	$(25)	$(25)
__________________________________
(1) Amounts in parentheses indicate decreases to income. None of the reclassified amounts have a noncontrolling interest component.
(2) These AOCL components are included in the computation of net periodic pension cost. See Note 13, "Pension and Postretirement Benefits," for additional details.

The following table presents the changes in AOCL, net of tax for the nine months ended September 30, 2026 and 2025:

	2026				2025
(Amounts in thousands)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)	Foreign currency translation items(1)	Pension and other postretirement effects	Cash flow hedging activity (2)	Total (1)
Balance - January 1	$(485,461)	$(96,673)	$(650)	$(582,784)	$(632,097)	$(115,898)	$(747)	$(748,742)
Other comprehensive income (loss) before reclassifications (3)	(30,114)	815	—	(29,299)	142,314	(3,533)	—	138,781
Amounts reclassified from AOCL	6,986	6,788	75	13,849	—	5,555	73	5,628
Net current-period other comprehensive income (loss) (3)	(23,128)	7,603	75	(15,450)	142,314	2,022	73	144,409
Balance - September 30	$(508,589)	$(89,070)	$(575)	$(598,234)	$(489,783)	$(113,876)	$(674)	$(604,333)
________________________________
(1) Includes foreign currency translation adjustments attributable to noncontrolling interests of $(7.4) million and $(7.3) million at January 1, 2026 and 2025, respectively, and $(7.6) million and $(7.3) million at September 30, 2026 and 2025, respectively.
(2) Other comprehensive loss before reclassifications and amounts reclassified from AOCL to interest expense related to designated cash flow hedges.
(3) Amounts in parentheses indicate an increase to AOCL.
The following table presents the reclassifications out of AOCL:

		Nine Months Ended September 30,
(Amounts in thousands)	Affected line item in the statement of income	2026(1)	2025(1)
Foreign currency translation items
Release of cumulative translation adjustments due to sale of business	Gain on sale of business	(6,986)	—
Pension and other postretirement effects
Amortization of actuarial losses(2)	Other (expense) income, net	(1,919)	(1,707)
Prior service costs(2)	Other (expense) income, net	(410)	(467)
Settlements and other(2)	Other (expense) income, net	(5,576)	(4,500)
	Tax benefit (expense)	1,117	1,119
	Net of tax	$(6,788)	$(5,555)
Cash flow hedging activity
Amortization of Treasury rate lock	Interest income (expense)	$(90)	$(94)
	Tax benefit (expense)	15	21
	Net of tax	$(75)	$(73)
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
In the fourth quarter of 2024, we launched the complexity reduction ("CORE") program within the portfolio excellence category of the Flowserve Business System. We deployed the Flowserve Business System to guide the enterprise on incorporating best in class operational practices within five categories: people excellence; operational excellence; portfolio excellence; commercial excellence; and innovation excellence. The CORE program focuses on product rationalization and continuous improvement of our overall product portfolio. During 2025, we also initiated certain other portfolio and footprint optimization activities that will continue to be executed throughout 2026 and 2027. These optimization activities together with the CORE program, are referred to as the "2025 Realignment Programs," and collectively with the 2023 Realignment Programs are referred to as the "Realignment Programs." We currently anticipate a total net investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $202 million of which $23 million is estimated to be non-cash. Of this anticipated total net investment, approximately $104 million relates to FCD, $63 million relates to FPD and $35 million relates to corporate activities. We expect the allocation between COS and SG&A to be consistent with the historical allocation of costs incurred.
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
Generally, the aforementioned charges will be paid in cash, except for asset write-downs, which are non-cash charges. The related cash outflows may occur in periods subsequent to when the charges are initially recognized. The following is a summary of total charges, net of adjustments, incurred related to our realignment activities:

	Three Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$(149)	$6,164	$6,015	$—	$6,015
SG&A	(233)	1,030	797	—	797
(Gain) loss on sale of business (1)	—	(16,177)	(16,177)	—	(16,177)
	$(382)	$(8,983)	$(9,365)	$—	$(9,365)
Non-Restructuring Charges
COS	$(720)	$20,676	$19,956	$—	$19,956
SG&A	767	2,732	3,499	1,722	5,221
	$47	$23,408	$23,455	$1,722	$25,177
Total Realignment Charges
COS	$(869)	$26,840	$25,971	$—	$25,971
SG&A	534	3,762	4,296	1,722	6,018
(Gain) loss on sale of business (1)	—	(16,177)	(16,177)	—	(16,177)
Total	$(335)	$14,425	$14,090	$1,722	$15,812

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Realignment Charges
Restructuring Charges
COS	$21,105	$1,748	$22,853	$(524)	$22,329
SG&A	210	2,220	2,430	—	2,430
	$21,315	$3,968	$25,283	$(524)	$24,759
Non-Restructuring Charges
COS	$523	$2,638	$3,161	$(9)	$3,152
SG&A	(122)	175	53	2,088	2,141
	$401	$2,813	$3,214	$2,079	$5,293
Total Realignment Charges
COS	$21,628	$4,386	$26,014	$(533)	$25,481
SG&A	88	$2,395	2,483	2,088	4,571
Total	$21,716	$6,781	$28,497	$1,555	$30,052

	Nine Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS (2)	$10,358	$33,135	$43,493	$—	$43,493
SG&A (3)	3,260	(4,146)	(886)	281	(605)
(Gain) loss on sale of business (1)	—	(16,177)	(16,177)	—	(16,177)
	$13,618	$12,812	$26,430	$281	$26,711
Non-Restructuring Charges
COS	$9,382	$22,577	$31,959	$—	$31,959
SG&A	6,807	4,622	11,429	15,410	26,839
	$16,189	$27,199	$43,388	$15,410	$58,798
Total Realignment Charges
COS	$19,740	$55,712	$75,452	$—	$75,452
SG&A	10,067	476	10,543	15,691	26,234
(Gain) loss on sale of business	—	(16,177)	(16,177)	—	$(16,177)
Total	$29,807	$40,011	$69,818	$15,691	$85,509

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$25,508	$10,038	$35,546	$(524)	$35,022
SG&A	2,031	(1,285)	746	—	746
	$27,539	$8,753	$36,292	$(524)	$35,768
Non-Restructuring Charges
COS	$987	$4,666	$5,653	$(75)	$5,578
SG&A	(1,191)	55	(1,136)	1,871	735
	$(204)	$4,721	$4,517	$1,796	$6,313
Total Realignment Charges
COS	$26,495	$14,704	$41,199	$(599)	$40,600
SG&A	840	(1,230)	(390)	1,871	1,481
Total	$27,335	$13,474	$40,809	$1,272	$42,081
____________________________________
(1) Gain on sale of business related to the PMV Divestiture within FCD as described within Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report.
(2) Includes within FPD a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(3) Includes within FCD a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs.
The following is a summary of total inception to date charges, net of adjustments, related to the 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Restructuring Charges
COS	$38,138	$48,767	$86,905	$—	$86,905
SG&A	5,779	(6,948)	(1,169)	281	(888)
(Gain) loss on sale of business	—	(16,177)	(16,177)	—	(16,177)
	$43,917	$25,642	$69,559	$281	$69,840
Non-Restructuring Charges
COS	$15,158	$31,066	$46,224	$(75)	$46,149
SG&A	8,220	4,880	13,100	17,617	30,717
	$23,378	$35,946	$59,324	$17,542	$76,866
Total Realignment Charges
COS (4)	$53,296	$79,833	$133,129	$(75)	$133,054
SG&A (5)	13,999	(2,068)	11,931	17,898	29,829
(Gain) loss on sale of business (6)	—	(16,177)	(16,177)	—	(16,177)
Total	$67,295	$61,588	$128,883	$17,823	$146,706
__________________________________

(4) Includes within FPD a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(5) Includes within FCD an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs and a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs. Our 2023 Realignment Programs are substantially completed. Also includes with FPD a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs.
(6) Gain on sale of business related to the PMV Divestiture within FCD as described within Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report.
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
The following is a summary of restructuring charges, net of adjustments, for our restructuring activities:

	Three Months Ended September 30, 2026
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$2,184	$—	$(123)	$3,954	$6,015
SG&A	624	—	—	173	797
(Gain) loss on sale of business (1)	—	—	—	(16,177)	(16,177)
Total	$2,808	$—	$(123)	$(12,050)	$(9,365)

	Three Months Ended September 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$20,772	$—	$116	$1,441	$22,329
SG&A	2,322	—	(1)	109	2,430
Total	$23,094	$—	$115	$1,550	$24,759

	Nine Months Ended September 30, 2026
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS (2)	$30,082	$(3,491)	$5,111	$11,791	$43,493
SG&A (3)	3,916	38	—	(4,559)	(605)
(Gain) loss on sale of business (1)	—	—	—	(16,177)	(16,177)
Total	$33,998	$(3,453)	$5,111	$(8,945)	$26,711

	Nine Months Ended September 30, 2025
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS	$28,493	$—	$2,560	$3,969	$35,022
SG&A (4)	3,600	(3,505)	56	595	746
Total	$32,093	$(3,505)	$2,616	$4,564	$35,768
__________________________________
(1) Gain on sale of business related to the PMV Divestiture within FCD as described within Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report.
(2) Contract Termination charges include a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(3) Other charges include a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs
(4) 2025 Contract Termination charges within SG&A include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
The following is a summary of total inception to date restructuring charges, net of adjustments, related to our 2025 Realignment Programs:

	Inception to Date
(Amounts in thousands)	Severance	Contract Termination	Asset Write-Downs (Gains)	Other	Total
COS (5)	$61,522	$(3,491)	$7,634	$21,240	$86,905
SG&A (6)	6,483	(3,467)	56	(3,960)	(888)
(Gain) loss on sale of business (7)	—	—	—	(16,177)	(16,177)
Total	$68,005	$(6,958)	$7,690	$1,103	$69,840
_______________________________
(5) Contract Termination charges include a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(6) Contract Termination charges include an immaterial non-cash gain recognized on the early cancellation of certain lease agreements and the resulting write-off of the remaining operating lease liabilities associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed. Other charges include a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs and a gain of $6.9 million from the sale of a pump product line in the fourth quarter of 2025 associated with our 2025 Realignment Programs (as noted above).
(7) Gain on sale of business related to the PMV Divestiture within FCD as described within Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report.

The following represents the activity, primarily severance charges from reductions in force, related to the restructuring reserves for the nine months ended September 30, 2026 and 2025:

(Amounts in thousands)	2026	2025
Balance at January 1,	$31,757	$8,300
Charges, net of adjustments	38,627	33,992
Cash expenditures	(23,239)	(8,887)
Other non-cash adjustments, including currency	(5,781)	1,728
Balance at September 30,	$41,364	$35,133

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
2026 Outlook
We have seen growth from the end-markets we serve and continue to advance our strategy by driving operational excellence and efficiency throughout the organization supported by the Flowserve Business System. The current macroeconomic environment is dynamic and uncertainty exists given the current armed conflict with Iran, ongoing geopolitical instability, and continued trade policy actions, including higher import tariffs in a number of countries in which we operate, the potential implementation of modified or new tariffs and related retaliatory actions. We plan to leverage our global footprint, expansive manufacturing network, flexible supply chain and ability to incorporate tariff impacts into pricing decisions to minimize the economic impact of this uncertainty to our business. While we will continue to monitor and manage macroeconomic trends and uncertainties, including inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate, our existing backlog, improved execution and acquisitions activity, provide a solid revenue base for 2026.
As of September 30, 2026, we have cash and cash equivalents of $742.1 million and $827.0 million of borrowings available under our Third Amended and Restated Credit Agreement. On April 15, 2026, we entered into the Third Amended and Restated Credit Agreement, which includes a $1,000 million Revolving Credit Facility and $450.0 million Term Loan. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity currently available to us. We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2026.
OUR RESULTS OF OPERATIONS — Three and Nine months ended September 30, 2026 and 2025
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 1, "Basis of Presentation and Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report, on February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA was within the exclusive jurisdiction of the U.S. Court of International Trade (“CIT”), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States that the tariffs imposed under IEEPA were invalid. As a result of this ruling, the CIT issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal to process tariff refund requests and the Company was able to submit its tariff refund requests through this portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request covering our Phase 1 entries for refund of $35.4 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. We did not have any entries eligible for refunds under CBP's Phase 2. On October 6, 2026, we submitted our request covering our Phase 3 entries for a refund of $1.7 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. The timing and amount of any recoveries under Phase 3 remain uncertain and subject to execution by the CBP.
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
Beginning on May 6, 2026 and through September 30, 2026, we received cash of $34.3 million for our Phase 1 refund claims, with applicable interest. The remaining Phase 1 receivable is included in accounts receivable, net, a current asset, within our condensed consolidated balance sheet as of September 30, 2026. Through October 28, 2026, we have received substantially all Phase 1 cash refunds that were previously submitted and recognized in the consolidated financial statements. We continue to monitor developments, including those that impact our Phase 3 entries, and assess the potential impact on the consolidated financial statements and results of operations.

As discussed in Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report, effective October 15, 2024, we acquired for inclusion in FCD, all of the equity interests of MOGAS Industries, Inc., MOGAS Real Estate LLC and MOGAS Systems & Consulting LLC (such entities collectively, "MOGAS"). We incurred $9.5 million in acquisition and integration related costs for the nine-month period ended September 30, 2025 associated with the acquisition which are included within selling, general and administrative expense ("SG&A") in our condensed consolidated statement of income. The impact of the acquisition of MOGAS was not material for the nine months ended September 30, 2025.

As discussed in Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report, effective December 16, 2025, Flowserve acquired for inclusion in FPD, United Kingdom-based Greenray Turbine Solutions, Ltd. ("Greenray"), a comprehensive provider of aftermarket products and services for industrial gas turbines. We incurred $1.1 million in acquisition and integration-related costs for the nine-month period ended September 30, 2026, associated with the acquisition, which are included within SG&A in our condensed consolidated statements of income. The impact of the acquisition of Greenray is not material for the three and nine months ended September 30, 2026.
As discussed in Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report, effective May 11, 2026, Flowserve acquired for inclusion in FPD, the remaining 51% equity interest in Flowserve Al Mansoori Services Company ("FAMCO") a joint venture company between Flowserve Corporation and Abu Dhabi based Al Mansoori Specialized Engineering, for the service and repair of all Flowserve pumps, mechanical seals and systems in the region. We incurred an immaterial amount in acquisition and integration-related costs for the three and nine months ended September 30, 2026. The impact of the acquisition of FAMCO is not material for the three and nine months ended September 30, 2026.
As discussed in Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report, effective June 30, 2026, we acquired for inclusion in FCD and FPD, all of the equity interests of Trillium Flow Technologies’ Valves Division ("TVD"). TVD is a market leading provider of highly engineered mission-critical valves used in nuclear and traditional power generation, industrial, and critical infrastructure applications. We incurred $4.7 million and $19.8 million in acquisition and integration-related costs for the three and nine-month periods ended September 30, 2026, respectively, associated with the acquisition which are included within SG&A in our condensed consolidated statements of income. The impact of the acquisition of TVD is not material for the three and nine months ended September 30, 2026.
As discussed in Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report, effective August 6, 2026, we divested PMV Automation AB and PMV Automation US LLC (the "PMV Divestiture"), each a previously wholly owned subsidiary comprising the PMV Automation business within our FCD segment. The sale included cash received from the buyer of $34.6 million and resulted in a gain on sale of $16.2 million included in Gain on sale of business in the consolidated statements of income in the three and nine months ended September 30, 2026. We incurred $0.6 million and $2.2 million of transaction costs related to the PMV Divestiture for the three and nine months ended September 30, 2026, respectively, which are included within SG&A in our condensed consolidated statements of income.
Our realignment activities are implemented in phases. We currently anticipate a total investment in the 2025 Realignment Programs, which have been evaluated and initiated, of approximately $202 million of which $23 million is estimated to be non-cash. Upon completion of the 2025 Realignment Programs that have been identified and initiated to date, we expect to achieve annualized cost savings of $167.5 million. Actual savings could vary from expected savings. There are certain remaining realignment activities that are currently being evaluated, but have not yet been approved and therefore are not included in the above anticipated total investment or estimated savings.
Realignment Activity
The following tables present our realignment activity by segment.

	Three Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$(869)	$26,840	$25,971	$—	$25,971
SG&A	534	$3,762	4,296	1,722	6,018
(Gain) loss on sale of business (1)	$—	$(16,177)	$(16,177)	$—	$(16,177)
Total	$(335)	$14,425	$14,090	$1,722	$15,812

	Three Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal - Reportable Segments	All Other	Consolidated Total
Total Realignment Charges
COS	$21,628	$4,386	$26,014	$(533)	$25,481
SG&A	88	$2,395	2,483	2,088	4,571
Total	$21,716	$6,781	$28,497	$1,555	$30,052

	Nine Months Ended September 30, 2026
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS (2)	$19,740	$55,712	$75,452	$—	$75,452
SG&A (3)	10,067	476	10,543	15,691	26,234
(Gain) loss on sale of business (1)	—	(16,177)	(16,177)	—	(16,177)
Total	$29,807	$40,011	$69,818	$15,691	$85,509

	Nine Months Ended September 30, 2025
(Amounts in thousands)	FPD	FCD	Subtotal–Reportable Segments	Eliminations and All Other	Consolidated Total
Total Realignment Charges
COS	$26,495	$14,704	$41,199	$(599)	$40,600
SG&A	840	(1,230)	(390)	1,871	1,481
Total	$27,335	$13,474	$40,809	$1,272	$42,081
__________________________________
(1) Gain on sale of business related to the PMV Divestiture within FCD as described within Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report.
(2) Includes within FPD a $3.5 million non-cash gain recognized on the early cancellation of a certain lease agreement and the resulting write-off of the remaining operating lease liability associated with our 2023 Realignment Programs. Our 2023 Realignment Programs are substantially completed.
(3) Includes within FCD a $5.3 million gain from the sale and leaseback of a certain facility associated with our 2025 Realignment Programs.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2026	2025
Bookings	$1,383.5	$1,213.0
Sales	1,237.8	1,174.4

	Nine Months Ended September 30,
(Amounts in millions)	2026	2025
Bookings	$3,872.5	$3,511.2
Sales	3,475.2	3,507.1

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
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2026 increased by $170.5 million, or 14.1%, as compared with the same period in 2025. The increase included negative currency effects of approximately $2.5 million. The increased bookings were driven by increased customer orders of $148.6 million in the energy industry and $42.3 million in the power generation industry, partially offset by decreased orders of $33.5 million in general industries and $0.1 million in the chemical industry. The increase in customer bookings was driven by original equipment and aftermarket bookings.
Bookings for the nine months ended September 30, 2026 increased by $361.3 million, or 10.3%, as compared with the same period in 2025. The increase included currency benefits of approximately $54.6 million. The increased bookings were driven by increased customer orders of $280.9 million in the energy industry, $66.0 million in the power generation industry and $23.0 million in the chemical industry, partially offset by decreased orders of $11.9 million in general industries. The increase in customer bookings was driven by original equipment and aftermarket bookings.
Sales for the three months ended September 30, 2026 increased by $63.4 million, or 5.4%, as compared to the same period in 2025. The increase included negative currency effects of approximately $1.4 million. The increased sales were driven by aftermarket sales. Customer sales increased by $45.2 million into North America, $17.9 million into Asia Pacific, $15.6 million into Latin America and $10.5 million into Europe, partially offset by decreased customer sales of $21.5 million into the Middle East and $6.8 million into Africa. Net sales to international customers, including export sales from the United States, were approximately 61% and 63% of total sales for the three-months ended September 30, 2026 and 2025, respectively. Aftermarket sales represented approximately 56% of total sales, as compared with approximately 53% of total sales for the same period in 2025.
Sales for the nine months ended September 30, 2026 decreased by $31.9 million, or 0.9%, as compared to the same period in 2025. The decrease included currency benefits of approximately $49.0 million. The decreased sales were driven by original equipment customer sales. Customer sales decreased by $76.9 million into the Middle East, $49.6 million into Asia Pacific, $7.3 million into Europe and $2.7 million into Africa, partially offset by increased customer sales of $61.2 million into North America and $30.3 million into Latin America. Net sales to international customers, including export sales from the United States, were approximately 61% and 63% of total sales for the nine-months ended September 30, 2026 and 2025, respectively. Aftermarket sales represented approximately 56% of total sales, as compared with approximately 53% of total sales for the same period in 2025.
Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $3.5 billion at September 30, 2026 increased by $604.0 million, or 21%, as compared to December 31, 2025. Currency effects provided an increase of approximately $19.6 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 40.2% of the backlog at September 30, 2026 and 42.0% of the backlog at December 31, 2025 was related to aftermarket orders. Backlog includes our unsatisfied (or partially unsatisfied) performance obligations of approximately $1.2 billion related to contracts having an original expected duration of over one year as discussed in Note 3, "Revenue Recognition," to our condensed consolidated financial statements included in this Quarterly Report.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Gross profit	$414.4	$380.3
Gross profit margin	33.5%	32.4%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Gross profit	$1,178.9	$1,156.2
Gross profit margin	33.9%	33.0%
Gross profit for the three months ended September 30, 2026 increased by $34.1 million, or 9.0%, as compared with the same period in 2025. Gross profit margin for the three months ended September 30, 2026 of 33.5% increased from 32.4% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization, partially offset by increased amortization expense on intangible assets, including acquisition related intangible assets, of $11.3 million, higher broad-based annual incentive compensation, increased charges of $0.5 million related to our realignment activities and disruptions in the Middle East.
Gross profit for the nine months ended September 30, 2026 increased by $22.7 million, or 2.0%, as compared with the same period in 2025. Gross profit margin for the nine-months ended September 30, 2026 of 33.9% increased from 33.0% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization and lower broad-based annual incentive compensation, partially offset by increased charges of $34.9 million related to our realignment activities, a $7.9 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America, increased amortization expense on intangible assets, including acquisition related intangible assets, of $7.7 million and disruptions in the Middle East. The increase in gross profit margin also includes the impact of $30.4 million in IEEPA tariff refunds recorded during the first quarter of 2026.
Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
SG&A	$281.9	$305.2
SG&A as a percentage of sales	22.8%	26.0%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
SG&A	$811.7	$814.2
SG&A as a percentage of sales	23.4%	23.2%
SG&A for the three months ended September 30, 2026 decreased by $23.3 million, or 7.6%, as compared with the same period in 2025. Currency effects yielded an increase of approximately $0.6 million. SG&A decreased due to decreased asbestos-related charges of $30.1 million driven by Incurred But Not Reported ("IBNR") asbestos claims for which cost was incurred in the comparative period that did not recur, $25.7 million in transaction costs incurred during the comparative period associated with the terminated Chart Merger that did not recur and the impact of targeted cost reduction actions, partially offset by increased research and development costs of $8.0 million driven by the strategic acquisition of intellectual property within FPD, an increase in bad debt expense of $6.7 million, increased amortization expense on intangible assets, including acquisition related intangible assets, of $5.5 million, higher broad-based annual incentive compensation, increased charges of $1.4 million related to our realignment activities and increased acquisition and integration costs of $1.0 million related to strategic acquisition and divestiture activities as compared to the same period in 2025. SG&A as a percentage of sales for the three months ended September 30, 2026 decreased 320 basis points driven by cost decreases and higher sales volume.
SG&A for the nine months ended September 30, 2026 decreased by $2.5 million, or 0.3%, as compared with the same period in 2025. Currency effects yielded an increase of approximately $12.9 million. SG&A decreased due to decreased charges of $41.2 million in transaction costs incurred during the comparative period associated with the terminated Chart Merger that did not recur, $30.1 million in asbestos-related charges driven by IBNR asbestos claims for which cost was incurred in the comparative period that did not recur, lower broad-based annual incentive compensation and the impact of targeted cost reduction actions, partially offset by increased charges of $24.8 million related to our realignment activities, increased acquisition and integration costs of $14.5 million related to strategic acquisition and divestiture activities, increased amortization expense on intangible assets, including acquisition related intangible assets of $8.2 million, an increase in research and development costs of $5.9 million driven by the strategic acquisition of intellectual property within FPD during the third quarter of 2026, an increase in bad debt expense of $5.6 million and a $1.4 million charge incurred during the first quarter of

2026 related to a taxing authority matter in Latin America as compared to the same period in 2025. SG&A as a percentage of sales for the nine-months ended September 30, 2026 increased 20 basis points driven by lower sales volume.

Gain on Sale of Business

	Three Months Ended September 30,
(Amounts in millions)	2026	2025
Gain on sale of business	$16.2	$—

	Nine Months Ended September 30,
(Amounts in millions)	2026	2025
Gain on sale of business	$16.2	$—
The gain on sale of business for the three and nine months ended September 30, 2026 increased by $16.2 million from zero in 2025 to $16.2 million in 2026 due to the PMV Divestiture in FCD. See Note 2, "Acquisitions and Divestitures," to our condensed consolidated financial statements included in this Quarterly Report for additional information on this transaction.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2026	2025
Net earnings from affiliates	$6.0	$4.1

	Nine Months Ended September 30,
(Amounts in millions)	2026	2025
Net earnings from affiliates	$42.0	$15.8
Net earnings from affiliates for the three months ended September 30, 2026 increased by $1.9 million, or 46.3%, as compared with the same period in 2025. The increased net earnings from affiliates was primarily a result of increased earnings from our FPD joint venture in South Korea.
Net earnings from affiliates for the nine months ended September 30, 2026 increased by $26.2 million, or 165.8%, as compared with the same period in 2025. The increase in net earnings from affiliates was primarily a result of a $27.7 million gain recognized on the remeasurement of our previously held equity interest in FAMCO, partially offset by decreased earnings from our FPD joint venture in India.
Operating Income

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Operating income	$154.6	$79.3
Operating income as a percentage of sales	12.5%	6.7%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Operating income	$425.5	$357.8
Operating income as a percentage of sales	12.2%	10.2%
Operating income for the three months ended September 30, 2026 increased by $75.3 million, or 95.0%, as compared with the same period in 2025. The increase included negative currency effects of approximately $8.5 million. The increase was primarily a result of the $34.1 million increase in gross profit, the $23.3 million decrease in SG&A and the $16.2 million gain on sale of business from the PMV Divestiture.
Operating income for the nine months ended September 30, 2026 increased by $67.7 million, or 18.9%, as compared with the same period in 2025. The increase included negative currency effects of approximately $10 million. The increase was primarily a result of the $22.7 million increase in gross profit, the $2.5 million decrease in SG&A, the $16.2 million gain on sale of business from the PMV Divestiture and the $26.2 million increase in net earnings from affiliates.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2026	2025
Interest expense	$(26.6)	$(18.7)
Interest income	2.4	0.8

	Nine Months Ended September 30,
(Amounts in millions)	2026	2025
Interest expense	$(72.8)	$(58.2)
Interest income	8.9	5.1
Interest expense for the three months ended September 30, 2026 increased by $7.9 million, as compared with the same period in 2025, primarily due to higher outstanding debt during the period. Interest income for the three months ended September 30, 2026 increased by $1.6 million primarily due to interest income earned on a higher average balance as compared to the same period in 2025.
Interest expense for the nine months ended September 30, 2026 increased by $14.6 million, as compared with the same period in 2025, primarily due to higher outstanding debt during the period. Interest income for the nine-months ended September 30, 2026 increased by $3.8 million primarily due to interest income earned on IEEPA tariff refunds and a higher average balance as compared to the same period in 2025.
Other Expense, Net

	Three Months Ended September 30,
(Amounts in millions)	2026	2025
Other (expense) income, net	$(8.2)	$256.2

	Nine Months Ended September 30,
(Amounts in millions)	2026	2025
Other (expense) income, net	$(13.3)	$214.0
Other (expense) income, net for the three months ended September 30, 2026 decreased $264.4 million as compared to the same period in 2025 primarily due to the $266.0 million payment we received per the Mutual Termination Agreement for the terminated Chart Merger in the third quarter of 2025 and $3.6 million in losses from transactions in currencies other than our sites' functional currencies, including a $3.1 million foreign exchange loss on the Blue Chip Swap Securities transaction, partially offset by $3.8 million in gains arising from transactions on foreign exchange forward contracts. The net currency change was primarily due to the foreign currency exchange rate movements in the Euro, Hungarian Forint, and Mexican peso during the three months ended September 30, 2026, as compared to the same period in 2025. The three months ended September 30, 2026 also includes a pension settlement loss of $1.0 million incurred in conjunction with the freeze of our Company-sponsored qualified defined benefit pension plan in the United States.
Other (expense) income, net for the nine months ended September 30, 2026 decreased $227.3 million as compared to the same period in 2025 primarily due to the $266.0 million payment we received per the Mutual Termination Agreement for the terminated Chart Merger in the third quarter of 2025, partially offset by $25.4 million in gains from transactions in currencies other than our sites' functional currencies, including a $3.1 million foreign exchange loss on the Blue Chip Swap Securities transaction, and $9.0 million in gains arising from transactions on foreign exchange forward contracts. The net currency change was primarily due to the foreign currency exchange rate movements in the Euro, Singaporean dollar, Swedish krona, and Mexican peso during the nine-months ended September 30, 2026, as compared to the same period in 2025. The nine months ended September 30, 2026 also includes pension settlement losses of $5.6 million incurred in conjunction with pension plans in the United States and Canada.
Income Taxes and Tax Rate

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Provision for (benefit from) income taxes	$15.1	$93.7
Effective tax rate	12.4%	29.5%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Provision for (benefit from) income taxes	$53.3	$127.1
Effective tax rate	15.3%	24.5%
The effective tax rate of 12.4% for the three months ended September 30, 2026 decreased from 29.5% for the same period in 2025. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2026 primarily due to the benefits from the release of the valuation allowance on the net deferred tax assets of $23.1 million in Italy, partially offset by the impacts of the divestiture of the PMV business and a foreign audit settlement. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
The effective tax rate of 15.3% for the nine months ended September 30, 2026 decreased from 24.5% for the same period in 2025. The effective tax rate varied from the U.S. federal statutory rate for the nine-months ended September 30, 2026 primarily due to the benefits from the release of the valuation allowance on the net deferred tax assets of $23.1 million in Italy and the net impact of U.S. discrete items, partially offset by the impacts of the divestiture of the PMV business and a foreign audit settlement. Refer to Note 15, "Income Taxes," to our condensed consolidated financial statements included in this Quarterly Report for further discussion.
Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2026	2025
Other comprehensive income (loss):	$16.6	$(13.9)

	Nine Months Ended September 30,
(Amounts in millions)	2026	2025
Other comprehensive income (loss):	$(15.5)	$144.4
Other comprehensive income for the three months ended September 30, 2026 increased by $30.5 million to income of $16.6 million compared to a loss of $13.9 million in the same period in 2025. The increase was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Indian rupee and British pound versus the U.S. dollar during the three months ended September 30, 2026, as compared to the same period in 2025.
Other comprehensive income for the nine months ended September 30, 2026 decreased by $159.9 million to a loss of $15.5 million compared to income of $144.4 million in the same period in 2025. The decrease was due to foreign currency translation adjustments resulting primarily from exchange rate movements of the Euro, Indian rupee, and British pound versus the U.S. dollar during the nine-months ended September 30, 2026, as compared to the same period in 2025.
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

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025

Bookings	$940.1	$819.5
Sales	830.4	800.3
Gross profit	314.3	265.8
Gross profit margin	37.8%	33.2%
SG&A	152.2	135.0
Segment operating income	168.0	134.9
Segment operating income as a percentage of sales	20.2%	16.9%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Bookings	$2,646.3	$2,394.8
Sales	2,389.0	2,402.4
Gross profit	880.3	833.5
Gross profit margin	36.8%	34.7%
SG&A	447.4	415.1
Segment operating income	474.9	434.1
Segment operating income as a percentage of sales	19.9%	18.1%
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
Bookings for the three months ended September 30, 2026 increased by $120.6 million, or 14.7%, as compared to the same period in 2025. The increase included negative currency effects of approximately $0.6 million. The increase in customer bookings was primarily driven by increased customer orders of $95.5 million in the energy industry, $38.4 million in the chemical industry and $29.2 million in the power generation industry, partially offset by decreased customer orders of $52.6 million in general industries. Customer bookings increased by $72.7 million into the Middle East, $30.1 million into North America, $25.9 million into Asia Pacific and $20.6 million into Africa, partially offset by decreased customer orders of $30.5 million into Europe and $8.4 million into Latin America. The increase in customer bookings was driven by both aftermarket and original equipment bookings.
Bookings for the nine months ended September 30, 2026 increased by $251.5 million, or 10.5%, as compared to the same period in 2025. The increase included currency benefits of approximately $45.9 million. The increase in customer bookings was primarily driven by increased customer orders of $237.2 million in the energy industry and $47.8 million in the chemical industry, partially offset by decreased customer orders of $37.5 million in general industries and $3.6 million in the power generation industry. Customer bookings increased $140.1 million into North America, $89.3 million into the Middle East, $37.4 million into Asia Pacific, $19.4 million into Latin America and $9.5 million into Africa, partially offset by decreased customer orders of $51.6 million into Europe. The increase in customer bookings was driven by both aftermarket and original equipment bookings.
Sales for the three months ended September 30, 2026 increased by $30.1 million, or 3.8% as compared to the same period in 2025 and included currency benefits of less than a million dollars. The increase was driven by aftermarket customer sales. Increased customer sales of approximately $41.0 million into North America, $13.9 million into Europe, $8.9 million into Latin America were partially offset by decreased sales of $28.2 million into the Middle East, $5.4 million into Africa and $1.9 million into Asia Pacific.
Sales for the nine months ended September 30, 2026 decreased by $13.4 million, or 0.6% as compared to the same period in 2025 and included currency benefits of approximately $43 million. The decrease was driven by original equipment customer sales. Decreased customer sales of approximately $84.8 million into the Middle East, $21.9 million into Asia Pacific and $3.4 million into Africa were partially offset by increased customer sales of approximately $58.6 million into North America, $24.3 million into Latin America and $6.2 million into Europe.
Gross profit for the three months ended September 30, 2026 increased by $48.5 million, or 18.2%, as compared to the same period in 2025. Gross profit margin for the three months ended September 30, 2026 of 37.8% increased from 33.2% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization and decreased charges of $22.5 million related to our realignment activities, partially offset by increased amortization expense on intangible assets, including acquisition related intangible assets, of $2.9 million, higher broad-based annual incentive compensation and disruptions in the Middle East as compared to the same period in 2025.
Gross profit for the nine months ended September 30, 2026 increased by $46.8 million, or 5.6%, as compared to the same period in 2025. Gross profit margin for the nine-months ended September 30, 2026 of 36.8% increased from 34.7% for the same period in 2025. The increase in gross profit margin was primarily due to continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization, decreased charges of $6.8 million related to our realignment activities and lower broad-based annual incentive compensation, partially offset by a $7.9 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America, increased amortization expense on intangible assets, including acquisition related intangible assets, of $5.4 million and disruptions in the Middle East as compared to the same period in 2025. The increase in gross profit margin also includes the impact of $14.0 million in IEEPA tariff refunds recorded during the first quarter of 2026.
SG&A for the three months ended September 30, 2026 increased by $17.2 million, or 12.7%, as compared to the same period in 2025. Currency effects yielded a decrease of approximately $0.1 million. The increase in SG&A was primarily due to increased research and development expense of $8.8 million driven by the strategic acquisition of intellectual property, a $3.9 million increase in bad debt expense, increased amortization expense on intangible assets, including acquisition related intangible assets, of $2.3 million, higher broad-based annual incentive compensation and increased charges of $0.4 million related to our realignment activities as compared to the same period in 2025.
SG&A for the nine months ended September 30, 2026 increased by $32.3 million, or 7.8%, as compared to the same period in 2025. Currency effects yielded an increase of approximately $7.9 million. The increase in SG&A was primarily due to increased charges of $9.2 million related to our realignment activities, increased research and development expense of $8.1 million driven by the strategic acquisition of intellectual property, increased amortization expense on intangible assets, including acquisition related intangible assets, of $5.0 million, a $3.0 million increase in bad debt expense, a $1.4 million charge incurred during the first quarter of 2026 related to a taxing authority matter in Latin America and increased acquisition and integration costs of $0.8 million related to strategic acquisition and divestiture activities, partially offset by lower broad-based annual incentive compensation as compared to the same period in 2025.
Operating income for the three months ended September 30, 2026 increased by $33.1 million, or 24.5%, as compared to the same period in 2025. The increase included negative currency effects of $0.02 million. The increase was due to the $48.5 million increase in gross profit, partially offset by the $17.2 million increase in SG&A.
Operating income for the nine months ended September 30, 2026 increased by $40.8 million, or 9.4%, as compared to the same period in 2025. The increase included currency benefits of approximately $3 million. The increase was due to the $46.8 million increase in gross profit, partially offset by the $32.3 million increase in SG&A. The increase also includes the impact of the $27.7 million gain on remeasurement of our previously held equity interest in FAMCO recorded during the second quarter of 2026 and included in net earnings from affiliates.
Backlog of $2.4 billion at September 30, 2026 increased by $332.2 million, or 16.0%, as compared to December 31, 2025. Currency effects provided a decrease of approximately $16.0 million.
Flow Control Division Segment Results
FCD designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products and related equipment. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 54 manufacturing facilities and QRCs in 24 countries around the world, with nine of its 23 manufacturing operations located in Europe and the Middle East, six located in the United States, seven located in Asia Pacific and one located in Latin America. Based on independent industry sources, we believe that FCD is the second largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Bookings	$446.2	$396.1
Sales	411.6	377.4
Gross profit	98.9	114.2
Gross profit margin	24.0%	30.3%
SG&A	80.9	67.8
Gain on sale of business	16.2	—
Segment operating income	34.2	46.4
Segment operating income as a percentage of sales	8.3%	12.3%

	Nine Months Ended September 30,
(Amounts in millions, except percentages)	2026	2025
Bookings	$1,236.0	$1,126.1
Sales	1,096.5	1,112.9
Gross profit	296.4	322.1
Gross profit margin	27.0%	28.9%
SG&A	225.7	206.4
Gain on sale of business	16.2	—
Segment operating income	86.9	115.7
Segment operating income as a percentage of sales	7.9%	10.4%
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
Bookings for the three months ended September 30, 2026 increased by $50.1 million, or 12.6%, as compared with the same period in 2025. Bookings included negative currency effects of approximately $1.9 million. The increase in customer bookings was driven by increased customer orders of $53.1 million in the energy industry, $19.1 million in general industries and $13.1 million in the power generation industry, partially offset by decreased customer orders of $38.5 million in the chemical industry. Increased customer bookings were driven by increased orders of $76.4 million into North America, $9.8 million into Asia Pacific, $4.8 million into the Middle East and $0.5 million into Africa, partially offset by decreased orders of $45.8 million into Europe and $0.6 million into Latin America. The increase in customer bookings was driven by both original equipment and aftermarket bookings.
Bookings for the nine months ended September 30, 2026 increased by $109.9 million, or 9.8%, as compared with the same period in 2025. Bookings included currency benefits of approximately $8.8 million. The increase in customer bookings was primarily driven by increased customer orders of $69.7 million in the power generation industry, $43.7 million in the energy industry and $25.6 million in general industries, partially offset by decreased customer orders of $24.8 million in the chemical industry. Increased customer bookings were driven by increased orders of $93.9 million into North America, $65.2 million into Asia Pacific and $0.9 million into Africa, partially offset by decreased orders of $32.7 million into the Middle East, $14.0 million into Europe and $0.8 million into Latin America. The increase in customer bookings was driven by both original equipment and aftermarket bookings.
Sales for the three months ended September 30, 2026 increased $34.2 million, or 9.1%, as compared with the same period in 2025. The increase included negative currency effects of approximately $1.4 million. Increased sales were driven by original equipment and aftermarket customer sales. The increase was primarily driven by increased customer sales of $19.7 million into Asia Pacific, $6.7 million into Latin America, $6.7 million into the Middle East and $4.2 million into North America, partially offset by decreased customer sales of $3.5 million into Europe and $1.3 million into Africa.
Sales for the nine months ended September 30, 2026 decreased $16.4 million, or 1.5%, as compared with the same period in 2025. The decrease included currency benefits of approximately $6.0 million. Decreased sales were driven by original equipment customer sales. The decrease was primarily driven by decreased customer sales of $27.7 million into Asia Pacific and $13.5 million into Europe, partially offset by increased customer sales of $7.9 million into the Middle East, $6.0 million into Latin America, $2.7 million into North America and $0.7 million into Africa.
Gross profit for the three months ended September 30, 2026 decreased by $15.3 million, or 13.4%, as compared with the same period in 2025. Gross profit margin for the three months ended September 30, 2026 of 24.0% decreased from 30.3% for the same period in 2025. The decrease in gross profit margin was primarily due to increased charges of $22.5 million related to our realignment activities, increased amortization expense on intangible assets, including acquisition related intangible assets, of $8.4 million, higher broad-based annual compensation expense and disruptions in the Middle East, partially offset by continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization as compared to the same period in 2025.
Gross profit for the nine months ended September 30, 2026 decreased by $25.7 million, or 8.0%, as compared with the same period in 2025. Gross profit margin for the nine months ended September 30, 2026 of 27.0% decreased from 28.9% for the same period in 2025. The decrease in gross profit margin was primarily due to increased charges of $41.0 million related to our realignment activities, increased amortization expense on intangible assets, including acquisition related intangible assets, of $2.3 million, higher broad-based annual compensation expense and disruptions in the Middle East, partially offset by continued execution of the Flowserve Business System and our Operational Excellence and Portfolio Excellence programs, with a focus on complexity reduction and product rationalization as compared to the same period in 2025. The decrease in gross profit margin also includes the impact of $16.4 million in IEEPA tariff refunds recorded during the first quarter of 2026.
SG&A for the three months ended September 30, 2026 increased by $13.1 million, or 19.3%, as compared with the same period in 2025. Currency effects provided a decrease of approximately $0.02 million. The increase in SG&A was primarily due to increased amortization expense on intangible assets, including acquisition related intangible assets, of $3.2 million, a $2.8 million increase in bad debt expense, increased charges of $1.4 million related to our realignment activities and higher broad-based annual incentive compensation, partially offset by decreased acquisition and integration costs of $1.3 million related to strategic acquisition and divestiture activities and a $0.5 million decrease in research and development costs as compared to the same period in 2025.
SG&A for the nine months ended September 30, 2026 increased by $19.3 million, or 9.4%, as compared with the same period in 2025. Currency effects provided an increase of approximately $1.9 million. The increase in SG&A was primarily due to increased acquisition and integration costs of $10.4 million related to strategic acquisition and divestiture activities, increased amortization expense on intangible assets, including acquisition related intangible assets, of $3.2 million, a $2.5 million increase in bad debt expense, increased charges of $1.7 million related to our realignment activities and higher broad-based annual incentive compensation, partially offset by a $1.6 million decrease in research and development costs as compared to the same period in 2025.
Gain on sale of business for the three and nine months ended September 30, 2026 increased by $16.2 million due to the PMV Divestiture.
Operating income for the three months ended September 30, 2026 decreased by $12.2 million, or 26.3%, as compared with the same period in 2025. The decrease included negative currency effects of approximately $1.9 million. The decrease was due to the $15.3 million decrease in gross profit and the $13.1 million increase in SG&A, partially offset by the $16.2 million gain on sale of business..
Operating income for the nine months ended September 30, 2026 decreased by $28.8 million, or 24.9%, as compared with the same period in 2025. The decrease included negative currency effects of approximately $8.9 million. The decrease was due to the $25.7 million decrease in gross profit and the $19.3 million increase in SG&A, partially offset by the $16.2 million gain on sale of business.
Backlog of $1.1 billion at September 30, 2026 increased by $276.2 million, or 33.3%, as compared to December 31, 2025. Currency effects provided a decrease of approximately $4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2026	2025
Net cash flows provided by operating activities	$230.3	$506.1
Net cash flows (used) by investing activities	(531.5)	(44.5)
Net cash flows (used) provided by financing activities	291.0	(330.9)

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
Our cash balance decreased by $18.0 million to $742.1 million at September 30, 2026, as compared with December 31, 2025. The cash activity during the first nine months of 2026 included cash provided by operating activities, $517.7 million in payments for acquisitions, net of cash acquired, $160.0 million in payments under our revolving credit facility, $82.9 million in payments of dividends, $77.9 million of payments on our $450.0 million unsecured term loan facility (the "Term Loan"), $75.0 million in repurchases of common shares, $52.9 million in purchases of Blue Chip Swap Securities, $51.1 million in capital expenditures, $23.3 million of payments related to tax withholdings for stock-based compensation, $4.9 million in deferred loan costs, $4.0 million in payments to affiliates for investment activities and $2.1 million in other financing activities, partially offset by $499.3 million proceeds from the issuance of senior notes, $150.0 million proceeds under the Revolving Credit Facility, $74.8 million proceeds from our Term Loan, $49.8 million in proceeds from the sale of Blue Chip Swap Securities, $34.6 million in proceeds from the PMV Divestiture, net of cash divested, $9.8 million proceeds from the disposal of assets and $1.1 million in proceeds under other financing arrangements.
For the nine months ended September 30, 2026, our cash provided by operating activities was $230.3 million, as compared to cash provided of $506.1 million for the same period in 2025. Cash flow used by working capital increased for the nine months ended September 30, 2026, primarily due to decreased cash flows provided by, or increased cash flows used by, accounts receivable, inventories, accounts payable, accrued liabilities, retirement obligations and other liabilities and net deferred taxes, partially offset by increased cash flows provided by, or decreased cash flows used by, contract assets, prepaid expenses and other assets and contract liabilities, as compared to the same period in 2025.
Increases in accounts receivable used $28.7 million of cash flow for the nine months ended September 30, 2026, compared to cash used of $26.1 million for the same period in 2025. As of September 30, 2026, our days’ sales outstanding ("DSO") was 82 days as compared to 80 days as of September 30, 2025.
Increases in contract assets used $8.2 million of cash flow for the nine months ended September 30, 2026, as compared to cash used of $35.2 million for the same period in 2025.
Changes in inventories used $7.4 million of cash flow for the nine months ended September 30, 2026, as compared to cash provided of $26.7 million for the same period in 2025. Inventory turns were 3.8 times at September 30, 2026, as compared to 3.6 times as of September 30, 2025.
Changes in accounts payable used $34.2 million of cash flow for the nine months ended September 30, 2026, as compared to cash provided of $31.2 million for the same period in 2025. Decreases in accrued liabilities used $60.6 million of cash flow for the nine months ended September 30, 2026, as compared to cash used of $30.5 million for the same period in 2025.
Changes in contract liabilities provided $18.8 million of cash flow for the nine months ended September 30, 2026, as compared to cash used of $17.9 million for the same period in 2025.
Cash flows used by investing activities during the nine months ended September 30, 2026 were $531.5 million, as compared to cash used of $44.5 million for the same period in 2025. The increase in cash used resulted primarily from the $517.7 million payment for the acquisitions of TVD and FAMCO. Capital expenditures during the nine months ended September 30, 2026 were $51.1 million, an increase of $5.5 million as compared with the same period in 2025. Our capital expenditures are generally focused on strategic initiatives to pursue information technology infrastructure, ongoing scheduled replacements and upgrades and cost reduction opportunities. In 2026, we currently estimate capital expenditures to be approximately $90.0 million, before consideration of any merger and acquisition activity.
Cash flows provided by financing activities during the nine months ended September 30, 2026 were $291.0 million, as compared to $330.9 million of cash flows used for the same period in 2025. Cash inflows in the nine months ended September 30, 2026 resulted primarily from $499.3 million proceeds from the issuance of the 2036 senior notes, $150.0 million of proceeds from our Revolving Credit Facility and $74.8 million of proceeds from our long-term debt and $1.1 million in proceeds under other financing arrangements, partially offset by cash outflows of $160.0 million payment on our Revolving Credit Facility, $82.9 million for payments of dividends, $77.9 million for payments on our Term Loan, $75.0 million in repurchases of common shares, $23.3 million in payments related to tax withholding for stock-based compensation, $8.1 million in payments under other financing arrangements, $4.9 million for payments of deferred loan costs and $2.1 million in other financing activities.

As of September 30, 2026, we had an available capacity of $827.0 million on our Third Amended and Restated Credit Agreement (the "Third Amended and Restated Credit Agreement"), which we entered into with Bank of America, N.A., as administrative agent, and the other lenders (together, the "Lenders") and letter of credit issuers party thereto, on April 15, 2026. The Third Amended and Restated Credit Agreement, among other things, (i) provides a $1,000 million Revolving Credit Facility, and retain the right, subject to certain conditions including the Lenders' approval of such increase, to increase the amount of such Revolving Credit Facility by an aggregate amount not to exceed $400.0 million, (ii) decreases our Term Loan from $500.0 million to $450.0 million, and (iii) extends the maturity date to April 15, 2031. We believe this Third Amended and Restated Credit Agreement will provide greater flexibility and additional liquidity as we continue to pursue our business goals and strategy. Most other terms and conditions under the previous Second Amended and Restated Credit Agreement remained unchanged.
During the nine months ended September 30, 2026, we have made $10 million contributions to our U.S. pension plan. We have no obligation to make contributions to our U.S. pension plans in 2026, but have authorization for contributions up to $10 million. At December 31, 2025, our U.S. pension plan was fully funded as defined by applicable law. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
As of September 30, 2026, we had $122.7 million of remaining capacity for Board of Directors approved share repurchases. While we currently intend to continue to return cash through dividends and/or share repurchases for the foreseeable future, any future returns of cash through dividends will be reviewed individually, declared by our Board of Directors at its discretion and implemented by management.
Financing
Credit Facilities
See Note 7, "Debt and Finance Lease Obligations," to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our Third Amended and Restated Credit Agreement and related covenants. We were in compliance with all applicable covenants under our Third Amended and Restated Credit Agreement as of September 30, 2026.
As of September 30, 2026, we had cash and cash equivalents of $742.1 million and $827.0 million of borrowings available under our Third Amended and Restated Credit Agreement. We do not currently anticipate, nor are we aware of, any significant market conditions or commitments that would change any of our conclusions of the liquidity available to us. We expect the liquidity discussed above coupled with the costs savings measures planned and already in place will further enable us to maintain adequate liquidity over the short-term (next 12 months) and long-term (beyond the next 12 months). We will continue to actively monitor the credit markets in order to maintain sufficient liquidity and access to capital throughout 2026.
OUR CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Annual Report. The critical policies, for which no significant changes have occurred in the nine months ended September 30, 2026, include:
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
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the United States in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. We recognized net gains (losses) associated with foreign currency translation of $15.1 million and $(16.9) million for the three months ended September 30, 2026 and 2025, respectively, and $(23.1) million and $142.3 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in other comprehensive income (loss).
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of foreign exchange forward contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign exchange forward contracts will help offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2026, we had a U.S. dollar equivalent of $442.6 million in aggregate notional amount outstanding in foreign exchange forward contracts with third parties, as compared with $456.9 million at December 31, 2025. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of non-designated foreign exchange forward contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $(5.1) million and $(5.4) million for the three months ended September 30, 2026 and 2025, respectively, and $(2.4) million and $(36.8) million for the nine months ended September 30, 2026 and 2025, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income.
Based on a sensitivity analysis at September 30, 2026, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2026 would have impacted our net earnings by approximately $1.0 million. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency exchange forward contracts discussed above.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in risk factors discussed in our 2025 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report filed for the period ended September 30, 2026, our 2025 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management's assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Note 14, "Shareholders' Equity," to our condensed consolidated financial statements included in this Quarterly Report includes a discussion of our share repurchase program and payment of quarterly dividends on our common stock.
Effective August 8, 2025, the Board of Directors approved a $400.0 million share repurchase authorization, which included approximately $227.1 million of remaining capacity under the prior $300.0 million share repurchase authorization. We repurchased 696,110 shares of our outstanding common stock for $50.2 million and 2,603,363 shares of our outstanding common stock for $145.1 million during the three months ended September 30, 2026 and 2025, respectively. We repurchased 1,070,800 shares of our outstanding common stock for $75.2 million and 3,768,461 shares of our outstanding common stock for $197.9 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we have $122.7 million of remaining capacity under our current share repurchase program.
Effective October 26, 2026, the Board of Directors approved an increase in the total remaining capacity under the share repurchase program to $500.0 million, which included approximately $147.8 million of remaining capacity under the prior share repurchase authorization. This increase was not effective as of September 30, 2026 and is not reflected in the issuer purchases table below or the remaining authorization amount as of September 30, 2026.
The following table sets forth the activity for each of the three months during the quarter ended September 30, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31	363,729	(2)	$68.93	362,685	$147.8
August 1 - 31	3,470	(3)	80.01	—	147.8
September 1 - 30	334,740	(4)	74.98	333,425	122.7
Total	701,939		$71.87	696,110
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
(2)Includes 1,044 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $70.04 and 362,685 repurchased shares of our outstanding common stock.
(3)Includes 1,999 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $79.54, 1,471 shares purchased at a price of $80.64 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.
(4)Includes 1,315 shares that were tendered by employees to satisfy minimum tax withholding amounts for Restricted Shares at an average price per share of $74.38 and includes 333,425 repurchased shares of our outstanding common stock.

Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Insider Trading Arrangements.
Our directors and executive officers may, from time to time, enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, no such plans or other arrangements were adopted, terminated or modified.

Item 6.Exhibits

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of Flowserve Corporation, as amended and restated effective May 20, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No.
001-13179) filed on May 25, 2021).

3.2	Flowserve Corporation By-Laws, as amended and restated effective August 5, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-13179) filed on August 5, 2026).
10.1+	Executive Officer Severance Plan, amended and restated effective February 11, 2026. *
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
_______________________
+     Filed herewith.
++ Furnished herewith.
*      Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date:	October 28, 2026	/s/ Brian Ezzell
Brian Ezzell
Senior Vice President, Chief Financial Officer and Interim Chief Accounting Officer (Principal Financial Officer and Interim Principal Accounting Officer)